Form 10-Q
period 1995-01-31
POWELL INDUSTRIES INC
filed 1995-03-16
CIK 80420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1995

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
      _______________________   to _______________________

                         COMMISSION FILE NUMBER 0-6050

                            POWELL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                NEVADA                                  88-0106100
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     8550 MOSLEY DRIVE, HOUSTON, TEXAS                  77075-1180
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900

      Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

Common Stock, par value $.01 per share; 10,517,704 shares outstanding on January 31, 1995.

                            POWELL INDUSTRIES, INC.

PART I - Financial Information

         Item 1.  Financial Statements ...........................     3 - 7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations .......................     8 - 9

PART II - Other Information and Signatures ......................     10 - 12

                    Powell Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                     January 31,     October 31,
Assets                                                   1995           1994
                                                      ---------       ---------
Current Assets:                                      (unaudited)
  Cash and cash equivalents ....................      $   2,732       $   7,598
  Accounts receivable, less allowance for
    doubtful accounts of $1,071 and $1,061,
    respectively ...............................         36,709          33,976
  Costs and estimated earnings in excess
    of billings ................................          8,973           7,338
  Inventories ..................................         17,478          14,899
  Deferred income taxes ........................          2,019           2,134
  Prepaid expenses and other current assets ....          1,845           1,327
                                                      ---------       ---------
    Total Current Assets .......................         69,756          67,272
Property, plant and equipment, net .............         15,585          15,659
Deferred income taxes, noncurrent ..............          1,524           1,390
Other assets ...................................          6,290           6,423
                                                      ---------       ---------
    Total Assets ...............................      $  93,155       $  90,744
                                                      =========       =========

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable ............      $  10,513       $   9,217
  Accrued salaries, bonuses and commissions ....          3,344           4,612
  Accrued product warranty .....................          3,524           3,679
  Other accrued expenses .......................          3,968           5,372
  Billings in excess of costs and estimated
    earnings ...................................          5,312           2,350
  Notes payable and current maturities of
    long-term debt .............................          2,813           2,813
                                                      ---------       ---------
    Total Current Liabilities ..................         29,474          28,043
Long-term debt .................................          6,563           6,563
Deferred compensation expense ..................          1,951           1,887
Postretirement benefits liability ..............          2,571           2,595

Stockholders' Equity:
  Preferred stock, 5,000,000 shares
    authorized; none issued
  Common stock, par value $.01 a share;
    15,000,000 shares authorized; 10,517,704
    and 10,492,704 shares issued and
    outstanding ................................            105             105
  Additional paid-in capital ...................          4,906           4,906
  Retained earnings ............................         51,290          50,485
  Deferred compensation-ESOP ...................         (3,705)         (3,840)
                                                      ---------       ---------
    Total Stockholders' Equity .................         52,596          51,656
                                                      ---------       ---------
    Total Liabilities and Stockholders' Equity .      $  93,155       $  90,744
                                                      =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)

                                                            Three Months
                                                           Ended January 31,
                                                      --------------------------
                                                         1995            1994
                                                      ----------      ----------
Revenues .......................................         $36,589         $34,342

Cost of goods sold .............................          28,998          26,993
                                                      ----------      ----------
Gross profit ...................................           7,591           7,349

Selling, general and administrative expenses ...           6,337           6,269
                                                      ----------      ----------
Earnings from operations .......................           1,254           1,080

Interest, net ..................................             122             203
                                                      ----------      ----------
Net earnings before income taxes ...............           1,132             877

Income tax provision ...........................             329             249
                                                      ----------      ----------
Net earnings ...................................            $803            $628
                                                      ==========      ==========


                                                      ----------      ----------
Net earnings per common share ..................           $0.08           $0.06
                                                      ==========      ==========

Weighted average number of common
  shares outstanding ...........................      10,517,704      10,492,704
                                                      ==========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)
                                                              Three Months
                                                            Ended January 31,
                                                         ----------------------
                                                           1995          1994
                                                         -------       --------
Operating Activities:
  Net earnings ....................................      $   803       $    628
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation and amortization .................          851            821
    Deferred income taxes .........................          (19)          (732)
    Postretirement benefit liability ..............          (24)           412
    Changes in operating assets and liabilities:
      Accounts receivable .........................       (2,733)        (1,907)
      Costs and estimated earnings in excess of
       billings ...................................       (1,635)         2,751
      Inventories .................................       (2,579)        (2,343)
      Prepaid expenses and other current assets ...         (518)          (659)
      Other assets ................................          (12)           137
      Accounts and income taxes payable ...........        1,296         (1,845)
      Accrued liabilities .........................       (2,626)          (521)
      Billings in excess of costs and estimated
       earnings ...................................        2,962           (512)
                                                         -------       --------
Net cash used in operating activities .............       (4,234)        (3,770)
                                                         -------       --------
Investing Activities:
  Purchases of property, plant, and equipment .....         (632)          (546)
  Acquisition of Transdyn Controls, Inc. ..........         --           (1,539)
                                                         -------       --------
Net cash used in investing activities .............         (632)        (2,085)
                                                         -------       --------
Net decrease in cash and cash equivalents .........       (4,866)        (5,855)
Cash and cash equivalents at beginning of period ..        7,598         13,118
                                                         -------       --------
Cash and cash equivalents at end of period ........      $ 2,732       $  7,263
                                                         =======       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

Part I
  Item 1
                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and statements of cash flows. Certain reclassifications of prior year amounts were made to conform to the classifications used in fiscal 1995.

B.  INVENTORY
                                                      January 31,    October 31,
                                                         1995           1994
                                                      (unaudited)
                                                        -------        -------
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ..............          $10,719        $ 9,392
Work-in-process ..............................            6,759          5,507
                                                        -------        -------
Total inventories ............................          $17,478        $14,899
                                                        =======        =======

C.  PROPERTY, PLANT AND EQUIPMENT
                                                      January 31,    October 31,
                                                         1995           1994
                                                      (unaudited)
                                                        -------        -------
Property, plant and equipment is summarized below (in thousands):

Land .............................................      $ 2,514        $ 2,514
Buildings and improvements .......................       14,329         14,282
Machinery and equipment ..........................       22,159         21,863
Furniture & fixtures .............................        3,053          3,076
Construction in process ..........................          482            247
                                                        -------        -------
                                                         42,537         41,982
Less-accumulated depreciation ....................       26,952         26,323
                                                        -------        -------
Total property, plant and equipment, net .........      $15,585        $15,659
                                                        =======        =======

D.  OTHER FINANCIAL INFORMATION
                                                                Quarter Ended
                                                                 January 31,
                                                            --------------------
                                                            1995            1994
                                                            ----            ----
Supplemental disclosure of cash flow
 information (in thousands):

Cash paid during the quarter for:
   Interest ....................................            $488            $640
                                                            ====            ====
   Income taxes ................................            $275            $  0
                                                            ====            ====

E.  PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.
                                                    January 31,      October 31,
                                                        1995            1994
                                                    (unaudited)
                                                    -----------      ----------
The components of these contracts are
 as follows (in thousands):

Costs and estimated earnings .................        $ 23,185         $ 33,258

Progress billings ............................         (14,212)         (25,920)
                                                      --------         --------
Total costs and estimated earnings in
 excess of billings ..........................        $  8,973         $  7,338
                                                      ========         ========

Progress billings ............................        $ 28,812         $ 12,556

Costs and estimated earnings .................         (23,500)         (10,206)
                                                      --------         --------
Total billings in excess of costs and
 estimated earnings ..........................        $  5,312         $  2,350
                                                      ========         ========

Part I
  Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $9,376,000 was outstanding as of January 31, 1995. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature through June 1997, with the next payment of $2,813,000 due in June 1995.

The Company also has a revolving line of credit, with a major domestic bank, of $10,000,000, which was amended in April 1994, to extend the maturity date to November 1, 1995. As of January 31, 1995 and October 31, 1994, none of this line was outstanding.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                               January 31,   October 31,    January 31,
                                  1995          1994           1994
                              -----------    -----------    -----------
   Working Capital.........   $40,282,000    $39,229,000    $40,432,000
   Current Ratio...........     2.37 to 1      2.40 to 1      2.64 to 1
   Debt to Capitalization..      .15 to 1       .15 to 1       .21 to 1

The consolidated statements of cash flows show that approximately $4,866,000 of cash was used during the quarter ended January 31, 1995. The increases in accounts receivables and inventories were due to the increased volume of business and were the major uses of cash along with the reduction of accrued liabilities for incentive compensation, legal and insurance. Billings in excess of costs and estimated earnings increased and had a positive effect on the Company's cash flow during the quarter. The increase in this account reflects the increase in the amount of progress billings in advance of costs incurred during the period. The use of cash for capital expenditures during the quarter was $632,000 which, was mainly invested in machinery and equipment.

The Company's fiscal 1995 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1995 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $2,732,000, funds generated from operating activities and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

Quarters Ended January 31                                  1995         1994
- -----------------------------------------------------------------------------
Revenues .............................................    100.0%       100.0%
Gross Profit .........................................     20.7         21.4
Selling, general and administration expenses .........     17.3         18.3
Interest, net ........................................       .3           .6
Net earnings before income tax .......................      3.1          2.6
Income tax provision .................................       .9           .8
Net earnings .........................................      2.2          1.8

REVENUES for the quarter ended January 31, 1995 were up seven percent to $36,589,000 from $34,342,000 in the first quarter of last year. This increase in volume was due to higher electrical distribution equipment product line revenues which were partially offset by lower revenues from process control product lines.

GROSS PROFIT, as a percentage of revenues, was 20.7 percent and 21.4 percent for the quarters ended January 31, 1995 and 1994. The lower percent in 1995 was due to change in product mix shipped during 1995.

SELLING, GENERAL AND ADMINISTRATION EXPENSE as a percentage of revenues was 17.3% and 18.3% for the quarters ended January 31, 1995 and 1994. The change in percent shows the effect of higher revenue volume without corresponding increases in expense.

INTEREST, NET is lower in 1995 than in 1994 due to the reduction in outstanding debt.

INCOME TAX PROVISION The effective tax rate was 29.0% and 28.4% for the quarters ended January 31, 1995 and 1994. The lower than statutory rates are due to foreign sales corporation credits.

NET EARNINGS were $803,000 or $.08 per share for the first three months of fiscal 1995, an increase of 28 percent from $628,000 or $.06 per share for the same period last year. This increase was due to the higher volume and lower interest expense. The interest expense improvement was due to lower debt.


The order backlog at January 31, 1995 was $102,200,000 compared to $113,200,000 at October 31, 1994. The decrease was primarily the result of a cancellation of a large order for a gas turbine package.

Part II
                               OTHER INFORMATION

ITEM 1.     Legal Proceedings
            As previously reported in the Company's Form 10-K filed for the fiscal year ended October 31, 1994, on January 4, 1995 a Stay of proceedings in the lawsuit filed by National Westminster Bank Plc ("Natwest") against the Company, Empire Energy Management Systems, Inc., and others, was granted until 30 days after delivery to the court of a copy of the decision of the Armed Services Board of Contract Appeals on Empire Energy's motion for summary judgment in its proceeding against the Air Force for breach of contract and wrongful termination, but not longer than June 13, 1995. This lawsuit was filed in federal district court, Southern District of New York, was served on the Company on August 5, 1993, alleges that the Company defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base, and seeks damages in excess of $20 million. The Company has denied the substantive allegations of the lawsuit and has filed counterclaims for damages against NatWest alleging bad faith and failure to preserve and protect its collateral, and seeking a declaratory judgment that the Company is not in default of the Construction Guaranty.

ITEM 2.     Changes in Securities
            None

ITEM 3.     Defaults Upon Senior Securities
            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            None

ITEM 5.     Other Information
            None

ITEM 6.     Exhibits and Reports on Form 8-K
                Exhibit 27.0 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

MARCH 15, 1995                     THOMAS W. POWELL
Date                               Thomas W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

MARCH 15, 1995                     J.F. AHART
Date                               J.F. Ahart
                                   Vice President,
                                   Secretary-Treasurer
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)