Form 10-Q
period 1995-04-30
POWELL INDUSTRIES INC
filed 1995-06-14
CIK 80420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1995
                                       or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________

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

                              Yes [X]   No [ ]

Common Stock, par value $.01 per share; 10,542,704 shares outstanding on April 30, 1995.

                             POWELL INDUSTRIES, INC.

PART I - Financial Information

         Item 1.  Financial Statements .............................     3 - 8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations .........................     10

PART II - Other Information and Signatures .........................     11 - 12

                    Powell Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                                       APRIL 30,        OCTOBER 31,
Assets                                                                                                   1995              1994
                                                                                                      (UNAUDITED)
                                                                                                      -----------       -----------
Current Assets:
  Cash and cash equivalents ....................................................................         $  1,238          $  7,598
  Accounts receivable, less allowance for doubtful accounts
     of $851 and $1,061, respectively ..........................................................           36,544            33,976
  Costs and estimated earnings in excess of billings ...........................................           11,074             7,338
  Inventories ..................................................................................           19,301            14,899
  Deferred income taxes ........................................................................            2,421             2,134
  Prepaid expenses and other current assets ....................................................            1,982             1,327
                                                                                                         --------          --------
    Total Current Assets .......................................................................           72,560            67,272
Property, plant and equipment, net .............................................................           16,017            15,659
Deferred income taxes, noncurrent ..............................................................            1,518             1,390
Other assets ...................................................................................            5,771             6,423
                                                                                                         --------          --------
    Total Assets ...............................................................................         $ 95,866          $ 90,744
                                                                                                         ========          ========
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable ............................................................         $ 11,917          $  9,217
  Accrued salaries, bonuses and commissions ....................................................            3,713             4,612
  Accrued product warranty .....................................................................            3,119             3,679
  Other accrued expenses .......................................................................            4,242             5,372
  Billings in excess of costs and estimated earnings ...........................................            4,647             2,350
  Current maturities of long-term debt .........................................................            2,813             2,813
                                                                                                         --------          --------
    Total Current Liabilities ..................................................................           30,451            28,043
Long-term debt .................................................................................            6,563             6,563
Deferred compensation expense ..................................................................            1,951             1,887
Postretirement benefits liability ..............................................................            2,547             2,595

Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued
  Common stock, $.01 par value; 15,000,000 shares authorized; 10,542,704 and
    10,517,704, respectively, shares issued and outstanding ....................................              105               105
  Additional paid-in capital ...................................................................            5,062             4,906
  Retained earnings ............................................................................           52,746            50,485
  Deferred compensation-ESOP ...................................................................           (3,559)           (3,840)
                                                                                                         --------          --------
    Total Stockholders' Equity .................................................................           54,354            51,656
                                                                                                         --------          --------
    Total Liabilities and Stockholders' Equity .................................................         $ 95,866          $ 90,744
                                                                                                         ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                                     THREE MONTHS ENDED APRIL 30,
                                                                                                ------------------------------------
                                                                                                    1995                     1994
                                                                                                -----------              -----------
Revenues .........................................................................              $    41,398              $    39,378

Cost of goods sold ...............................................................                   32,459                   30,571
                                                                                                -----------              -----------
Gross profit .....................................................................                    8,939                    8,807

Selling, general and administrative expenses .....................................                    6,616                    6,690
                                                                                                -----------              -----------
Earnings from operations .........................................................                    2,323                    2,117

Interest, net ....................................................................                      145                      179
                                                                                                -----------              -----------
Earnings before income taxes .....................................................                    2,178                    1,938

Income tax provision .............................................................                      720                      644
                                                                                                -----------              -----------
Net earnings .....................................................................                    1,458                    1,294
                                                                                                ===========              ===========
Net earnings per common share ....................................................              $      0.14              $      0.12
                                                                                                ===========              ===========
Weighted average number of common shares outstanding .............................               10,534,371               10,509,371
                                                                                                ===========              ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                                      SIX MONTHS ENDED APRIL 30,
                                                                                                ------------------------------------
                                                                                                    1995                     1994
                                                                                                -----------              -----------
Revenues .........................................................................              $    77,987              $    73,720

Cost of goods sold ...............................................................                   61,457                   57,564
                                                                                                -----------              -----------
Gross profit .....................................................................                   16,530                   16,156

Selling, general and administrative expenses .....................................                   12,952                   12,958
                                                                                                -----------              -----------
Earnings from operations .........................................................                    3,578                    3,198

Interest, net ....................................................................                      268                      382
                                                                                                -----------              -----------
Earnings before income taxes .....................................................                    3,310                    2,816

Income tax provision .............................................................                    1,049                      894
                                                                                                -----------              -----------
Net earnings .....................................................................              $     2,261              $     1,922
                                                                                                ===========              ===========

                                                                                                -----------              -----------
Net earnings per common share ....................................................              $      0.21              $      0.18
                                                                                                ===========              ===========
Weighted average number of common shares outstanding .............................               10,526,037               10,501,037
                                                                                                ===========              ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                                                         SIX MONTHS ENDED APRIL 30,
                                                                                                        ---------------------------
                                                                                                          1995               1994
                                                                                                        --------           --------
Operating Activities:
  Net earnings ...............................................................................          $  2,261           $  1,922
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization ............................................................             1,710              1,647
    Deferred income taxes ....................................................................              (415)              (824)
    Postretirement benefit liability .........................................................               (48)               424
    Changes in operating assets and liabilities:
      Accounts receivable ....................................................................            (2,568)            (5,568)
      Costs and estimated earnings in excess of billings .....................................            (3,736)             3,933
      Inventories ............................................................................            (4,402)            (3,722)
      Prepaid expenses and other current assets ..............................................              (655)              (933)
      Other assets ...........................................................................              (168)              (360)
      Accounts payable and income taxes payable ..............................................             2,700             (2,460)
      Accrued liabilities ....................................................................            (2,589)               984
      Billings in excess of costs and estimated earnings .....................................             2,297               (107)
      Other long-term liabilities ............................................................               345                140
                                                                                                        --------           --------
Net cash used in operating activities ........................................................            (5,268)            (4,924)
                                                                                                        --------           --------
Investing Activities:
  Purchases of property, plant, and equipment ................................................            (1,248)              (975)
  Acquisition of Transdyn Controls, Inc. .....................................................              --               (1,539)
                                                                                                        --------           --------
Net cash used in investing activities ........................................................            (1,248)            (2,514)
                                                                                                        --------           --------
Financing Activities:
  Payments of long-term debt .................................................................              --                 (519)
  Exercise of stock grants ...................................................................               156                178
                                                                                                        --------           --------
Net cash provided by (used in) financing activities ..........................................               156               (341)
                                                                                                        --------           --------
Net decrease in cash and cash equivalents ....................................................            (6,360)            (7,779)
Cash and cash equivalents at beginning of period .............................................             7,598             13,118
                                                                                                        --------           --------
Cash and cash equivalents at end of period ...................................................          $  1,238           $  5,339
                                                                                                        ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I
  Item 1
                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations and of cash flows. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report.

B.  INVENTORY

                                                                                                APRIL 30,                OCTOBER 31,
                                                                                                   1995                     1994
                                                                                               (UNAUDITED)
                                                                                               -----------               -----------
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ............................................                     $13,872                   $ 9,392
Work-in-process ............................................................                       5,429                     5,507
                                                                                                 -------                   -------
Total inventories ..........................................................                     $19,301                   $14,899
                                                                                                 =======                   =======

C.  PROPERTY, PLANT AND EQUIPMENT

                                                                                                 APRIL 30,               OCTOBER 31,
                                                                                                   1995                     1994
                                                                                               (UNAUDITED)
                                                                                               ------------              -----------
Property, plant and equipment is summarized below (in thousands):

Land ...........................................................................                 $  2,514                 $  2,514
Buildings and improvements .....................................................                   14,372                   14,282
Machinery and equipment ........................................................                   22,533                   21,863
Furniture & fixtures ...........................................................                    3,756                    3,076
Construction in progress .......................................................                      597                      247
                                                                                                 --------                 --------
                                                                                                   43,772                   41,982
Less-accumulated depreciation ..................................................                  (27,755)                 (26,323)
                                                                                                 --------                 --------
Total property, plant and equipment, net .......................................                 $ 16,017                 $ 15,659
                                                                                                 ========                 ========

Part I
  Item 1

D.  Other Financial Information (unaudited)

                                                                                                           SIX MONTHS ENDED
                                                                                                               APRIL 30,
                                                                                                   ---------------------------------
                                                                                                    1995                       1994
                                                                                                   ------                     ------
Supplemental disclosure of cash flow information (in thousands):
Cash paid during the period for:
   Interest ..................................................................                     $  501                     $  654
                                                                                                   ======                     ======
   Income taxes ..............................................................                     $1,620                     $  630
                                                                                                   ======                     ======

E.  Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                                                   APRIL 30,             OCTOBER 31,
                                                                                                     1995                   1994
                                                                                                  (UNAUDITED)
                                                                                                  -----------            -----------
Costs and estimated earnings .........................................................              $ 46,067               $ 33,258

Progress billings ....................................................................               (34,993)               (25,920)
                                                                                                    --------               --------
Total costs and estimated earnings in excess of billings .............................              $ 11,074               $  7,338
                                                                                                    ========               ========
Progress billings ....................................................................              $ 18,253               $ 12,556

Costs and estimated earnings .........................................................               (13,606)               (10,206)
                                                                                                    --------               --------
Total billings in excess of costs and estimated earnings .............................              $  4,647               $  2,350
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

The Company also has a revolving line of credit, with a major domestic bank, of $10,000,000, which was amended in April 1995, to extend the maturity date to May 1, 1997. As of April 30, 1995 and October 31, 1994, none of this line was outstanding.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                    April 30,      October 31,       April 30,
                                      1995            1994             1994

Working Capital ................   $42,109,000     $39,229,000     $41,386,000
Current Ratio ..................     2.38 to 1       2.40 to 1       2.60 to 1
Debt to Capitalization .........     .15 to 1        .15 to 1        .20 to 1

The consolidated statements of cash flows show that approximately $6,360,000 of cash was used during the six months ended April 30, 1995. The increases in accounts receivables and inventories requiring the use of cash were due to the increased volume of business, product shipment delays and advance purchase of inventory. Another major use of cash was the reduction of accrued liabilities for incentive compensation, legal expenses and insurance. Billings in excess of costs and estimated earnings increased and had a positive effect on the Company's cash flow during the quarter. The increase in this account reflects the increase in the amount of progress billings in advance of costs incurred during the period. The use of cash for capital expenditures during the six months of 1995 was $1,248,000 which was mainly invested in machinery and equipment.

The Company's fiscal 1995 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1995 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $1,238,000, funds generated from operating activities and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                                                                  APRIL 30,
                                                                   -----------------------------------------------------------------
                                                                                 1995                                1994
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS       SIX MONTHS       THREE MONTHS       SIX MONTHS
                                                                       ENDED             ENDED             ENDED             ENDED
                                                                   ------------       ----------       ------------       ----------
Revenues ...................................................           100.0%            100.0%            100.0%            100.0%
Gross Profit ...............................................            21.6              21.2              22.4              21.9
Selling, general and administrative
  expenses .................................................            16.0              16.6              17.0              17.6
Interest, net ..............................................              .4                .4                .5                .5
Net earnings before income tax .............................             5.2               4.2               4.9               3.8
Income tax provision .......................................             1.7               1.3               1.6               1.2
Net earnings ...............................................             3.5               2.9               3.3               2.6

REVENUES for the quarter ended April 30, 1995 were up five percent to $41,398,000 from $39,378,000 in the second quarter of last year. This increase in volume was due to higher electrical distribution equipment product line revenues. Revenues for the six months ended April 30, 1995 were up 6 percent to $77,987,000 from $73,720,000 in the first six months of last year. This increase in volume was due to higher electrical distribution equipment product line revenues which were partially offset by lower revenues from process control product lines.

GROSS PROFIT, as a percentage of revenues, was 21.6 percent and 22.4 percent for the quarters ended April 30, 1995 and 1994. The gross profit percentage for the six months ended April 30, 1995 and 1994 was 21.2 percent and 21.9 percent, respectively. The lower percentages in 1995 were due to changes in product mix shipped during 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE as a percentage of revenues was 16.0% and 17.0% for the quarters ended April 30, 1995 and 1994. The percentages of revenues for the six months ending April 30, 1995 and 1994 are 16.6% and 17.6%, respectively. The higher percentages in 1995 were due to the effect of increased revenue volume without corresponding increases in expense.

INTEREST, NET is lower in 1995 than in 1994 due to the reduction in outstanding debt.

INCOME TAX PROVISION had effective tax rates of 33.1% and 33.2% for the quarters ended April 30, 1995 and 1994. For the six months ended April 30, 1995 and 1994 the effective tax rate was 31.7% in each period. The lower than statutory rates are due to foreign sales corporation credits.

NET EARNINGS were $1,458,000 or $.14 per share for the second quarter of fiscal 1995, an increase of 13 percent from $1,294,000 or $.12 per share for the same period last year. The net earnings for the six months ended April 30, 1995 were $2,261,000, or $.21 per share, compared with $1,922,000, or $.18 per share for the first six months of fiscal 1994, an increase of eighteen percent. The increase in both 1995 periods reported were mainly due to the higher revenue volume and lower interest expense.

The order backlog at April 30, 1995 was $112.4 million compared to $106.7 million at October 31, 1994. The October 31, 1994, backlog has been adjusted for a large turbine package order canceled in January 1995, as previously reported, when a customer terminated a cogeneration project.

Part II
                                OTHER INFORMATION

ITEM 1.     Legal Proceedings
            No material developments in litigation previously reported.

ITEM 2.     Changes in Securities
            None

ITEM 3.     Defaults Upon Senior Securities
            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            None

ITEM 5.     Other Information
            None

ITEM 6.     Exhibits and Reports on Form 8-K

            a. Exhibits
            3.2 Bylaws of Powell Industries, Inc.

            10.5 Fourth amendment, dated April 30, 1995, to Credit Agreement between Powell Industries, Inc. and NationsBank of Texas.

            b. Reports on Form 8K
            None

            c. Exhibit 27.0 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

June 13, 1995
Date                              THOMAS W. POWELL
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

June 13, 1995
Date                              J. F. AHART
                                  Vice President,
                                  Secretary-Treasurer
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)