Form 10-Q
period 1995-07-31
POWELL INDUSTRIES INC
filed 1995-09-13
CIK 80420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1995

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ________________________

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

                                Yes [X]   No [ ]

Common Stock, par value $.01 per share; 10,542,704 shares outstanding on July 31, 1995.

                             POWELL INDUSTRIES, INC.

PART I - Financial Information

         Item 1.  Financial Statements ..........................   3-8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations.......................   9-10

PART II - Other Information and Signatures ......................  11-12

                    Powell Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                                           July 31,  October 31,
Assets                                                       1995       1994
                                                          (unaudited)
                                                           ---------  ----------
Current Assets:
  Cash and cash equivalents ............................   $  3,578    $  7,598
  Accounts receivable, less allowance for
     doubtful accounts of $801 and $1,061,
     respectively ......................................     34,659      33,976
  Costs and estimated earnings in excess
     of billings .......................................     11,610       7,338
  Inventories ..........................................     19,997      14,899
  Deferred income taxes ................................      2,313       2,134
  Prepaid expenses and other current assets ............      1,738       1,327
                                                           --------    --------
    Total Current Assets ...............................     73,895      67,272
Property, plant and equipment, net .....................     16,120      15,659
Deferred income taxes, noncurrent ......................        955       1,390
Other assets ...........................................      4,470       6,423
                                                           --------    --------
    Total Assets .......................................   $ 95,440    $ 90,744
                                                           ========    ========
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable ....................   $ 11,450    $  9,217
  Accrued salaries, bonuses and commissions ............      4,013       4,612
  Accrued product warranty .............................      2,735       3,679
  Other accrued expenses ...............................      3,789       5,372
  Billings in excess of costs and
     estimated earnings ................................      4,820       2,350
  Current maturities of long-term debt .................      2,813       2,813
                                                           --------    --------
    Total Current Liabilities ..........................     29,620      28,043
Long-term debt .........................................      5,350       6,563
Deferred compensation expense ..........................      2,009       1,887
Postretirement benefits liability ......................      2,524       2,595

Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
  authorized; none issued Common stock, $.01 par
  value; 15,000,000 shares authorized; 10,542,704
  and 10,517,704, respectively, shares issued
  and outstanding ......................................        105         105
  Additional paid-in capital ...........................      5,062       4,906
  Retained earnings ....................................     54,184      50,485
  Deferred compensation-ESOP ...........................     (3,414)     (3,840)
                                                           --------    --------
    Total Stockholders' Equity .........................     55,937      51,656
                                                           --------    --------
    Total Liabilities and Stockholders' Equity .........   $ 95,440    $ 90,744
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      (In Thousands, Except Per Share Data)

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                         1995           1994
                                                     ------------    -----------
Revenues .........................................    $    40,341    $    36,255

Cost of goods sold ...............................         31,608         28,224
                                                      -----------    -----------
Gross profit .....................................          8,733          8,031

Selling, general and administrative expenses .....          6,824          6,340
                                                      -----------    -----------
Earnings from operations .........................          1,909          1,691

Interest, net ....................................            179            168
                                                      -----------    -----------
Earnings before income taxes .....................          1,730          1,523

Income tax provision .............................            292            281
                                                      -----------    -----------
Net earnings .....................................    $     1,438    $     1,242
                                                      ===========    ===========
Net earnings per common share ....................    $      0.14    $      0.12
                                                      ===========    ===========
Weighted average number of common
    shares outstanding ...........................     10,542,704     10,517,704
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      (In Thousands, Except Per Share Data)

                                                      Nine Months Ended July 31,
                                                      --------------------------
                                                         1995           1994
                                                      ------------   -----------
Revenues ...........................................   $   118,328   $   109,975

Cost of goods sold .................................        93,065        85,788
                                                       -----------   -----------
Gross profit .......................................        25,263        24,187

Selling, general and administrative expenses .......        19,776        19,298
                                                       -----------   -----------
Earnings from operations ...........................         5,487         4,889

Interest, net ......................................           447           550
                                                       -----------   -----------
Earnings before income taxes .......................         5,040         4,339

Income tax provision ...............................         1,341         1,175
                                                       -----------   -----------
Net earnings .......................................   $     3,699   $     3,164
                                                       ===========   ===========
Net earnings per common share ......................   $      0.35   $      0.30
                                                       ===========   ===========
Weighted average number of common shares outstanding    10,531,593    10,506,593
                                                       ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)
                                                                Nine Months
                                                               Ended July 31,
                                                           ---------------------
                                                             1995        1994
                                                           --------    ---------
Operating Activities:
  Net earnings .........................................   $  3,699    $  3,164
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ......................      2,579       2,499
    Deferred income taxes ..............................        256        (852)
    Postretirement benefit liability ...................         71         489
    Changes in operating assets and liabilities:
      Accounts receivable ..............................       (683)        619
      Costs and estimated earnings in excess of
       billings ........................................     (4,272)        786
      Inventories ......................................     (5,098)     (3,405)
      Prepaid expenses and other current assets ........       (411)       (984)
      Other assets .....................................        997         470
      Accounts payable and income taxes payable ........      2,233      (2,713)
      Accrued liabilities ..............................     (3,127)        845
      Billings in excess of costs and estimated
       earnings ........................................      2,470      (1,733)
      Other long-term liabilities ......................        563         167
                                                           --------    --------
Net cash provided by (used in) operating
 activities ............................................       (723)       (648)
                                                           --------    --------
Investing Activities:
  Purchases of property, plant, and equipment ..........     (2,084)     (1,510)
  Acquisition of Transdyn Controls, Inc. ...............       --        (1,539)
                                                           --------    --------
Net cash used in investing activities ..................     (2,084)     (3,049)
                                                           --------    --------
Financing Activities:
  Net proceeds from revolving line of credit ...........      1,600        --
  Repayments of matured indebtedness ...................     (2,813)     (3,331)
  Exercise of stock grants .............................       --           178
                                                           --------    --------
Net cash used in financing activities ..................     (1,213)     (3,153)
                                                           --------    --------
Net increase (decrease) in cash and cash
 equivalents ...........................................     (4,020)     (6,850)
Cash and cash equivalents at beginning of period .......      7,598      13,118
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  3,578    $  6,268
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I
Item 1
                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial positions, results of operations, and statements of cash flows. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's latest annual report. Certain reclassifications of prior year amounts were made to conform to the current financial statement presentation.

B.  INVENTORY
                                                         July 31,    October 31,
                                                          1995          1994
                                                       (unaudited)
                                                         -------       -------
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ................         $14,332       $ 9,392
Work-in-process ................................           5,665         5,507
                                                         -------       -------
Total inventories ..............................         $19,997       $14,899
                                                         =======       =======

C.  PROPERTY, PLANT AND EQUIPMENT
                                                         July 31,    October 31,
                                                           1995         1994
                                                        (unaudited)
                                                         --------     ---------
Property, plant and equipment is summarized below (in thousands):

Land ...............................................     $  2,514      $  2,514
Buildings and improvements .........................       14,610        14,282
Machinery and equipment ............................       22,885        21,863
Furniture & fixtures ...............................        3,981         3,076
Construction in process ............................          733           247
                                                         --------      --------
                                                           44,723        41,982
Less-accumulated depreciation ......................      (28,603)      (26,323)
                                                         --------      --------
Total property, plant and equipment, net ...........     $ 16,120      $ 15,659
                                                         ========      ========

D.  Other Financial Information (unaudited)
                                                             Nine Months Ended
                                                                 July 31,
                                                             -----------------
                                                               1995       1994
                                                             ------     ------
Supplemental disclosure of cash flow information
 (in thousands): Cash paid during the period for:
     Interest ............................................   $1,012     $1,300
                                                             ======     ======
     Income taxes ........................................   $1,655     $1,610
                                                             ======     ======

E.  Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.
     The components of these contracts are as follows (in thousands):

                                                       July 31,      October 31,
                                                        1995            1994
                                                     (unaudited)
                                                       --------      -----------
Costs and estimated earnings ...................       $ 48,895        $ 33,258

Progress billings ..............................        (37,285)        (25,920)
                                                       --------        --------
Total costs and estimated earnings in
 excess of billings ............................       $ 11,610        $  7,338
                                                       ========        ========

Progress billings ..............................       $ 29,020        $ 12,556

Costs and estimated earnings ...................        (24,200)        (10,206)
                                                       --------        --------
Total billings in excess of costs and
 estimated earnings ............................       $  4,820        $  2,350
                                                       ========        ========

Part I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $6,563,000 was outstanding as of July 31, 1995. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature through June 1997, with the next payment of $2,813,000 due in June 1996.

The Company also has a revolving line of credit, with a major domestic bank, of $10,000,000, which was amended in April 1995, to extend the maturity date to May 1, 1997. As of July 31, 1995 a total of $1,600,000 of this line was borrowed leaving an available balance of $8,400,000.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                    July          October 31,       July 31,
                                    1995             1994             1994
                                 -----------      -----------      -----------
Working Capital .............    $44,275,000      $39,229,000      $38,173,000
Current Ratio ...............      2.49 to 1        2.40 to 1        2.41 to 1
Debt to Capitalization ......      .13 to 1         .15 to 1         .16 to 1

The consolidated statements of cash flows show that approximately $4,020,000 of cash was used during the nine months ended July 31, 1995. The increases in costs and estimated earnings in excess of billings and inventories requiring the use of cash were due to the increased volume of business, product shipment delays and advance purchase of inventory. Another major use of cash was the reduction of accrued liabilities for incentive compensation, legal expenses and insurance. Billings in excess of costs and estimated earnings increased and had a positive effect on the Company's cash flow during the quarter. The increase in this account reflects the increase in the amount of progress billings in advance of costs incurred during the period. The use of cash for capital expenditures during the nine months of 1995 was $2,084,000 which was mainly invested in machinery and equipment.

The Company's fiscal 1995 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1995 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $3,578,000, funds generated from operating activities and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                           JULY 31,
                                               ---------------------------------
                                                    1995             1994
                                               --------------    ---------------
                                               three    nine     three    nine
                                               months   months   months   months
                                               ended    ended    ended    ended
                                               -----    -----    -----    -----
Revenues ...................................   100.0%   100.0%   100.0%   100.0%
Gross Profit ...............................    21.7     21.4     22.2     22.0
Selling, general and administrative
  expenses .................................    16.9     16.7     17.5     17.6
Interest, net ..............................      .4       .4       .5       .5
Net earnings before income tax .............     4.3      4.3      4.2      4.0
Income tax provision .......................      .7      1.1       .8      1.1
Net earnings ...............................     3.6      3.1      3.4      2.9

REVENUES for the quarter ended July 31, 1995 were up 11% to $40,341,000 from $36,255,000 for the third quarter of last year. This increase in volume was due to higher electrical distribution equipment product line revenues. Revenues for the nine months ended July 31, 1995 were up eight percent to $118,328,000 from $109,975,000 in the first nine months of last year. This increase in volume was due to higher electrical distribution equipment product line revenues which were partially offset by lower revenues from process control product lines.

GROSS PROFIT, as a percentage of revenues, was 21.7% and 22.2% for the quarters ended July 31, 1995 and 1994. The gross profit percentage for the nine months ended July 31, 1995 and 1994 was 21.4% and 22.0%, respectively. The lower percentages in 1995 were due to changes in product mix shipped during 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE as a percentage of revenues was 16.9% and 17.5% for the quarters ended July 31, 1995 and 1994. The comparable percentages of revenues for the nine months ending July 31, 1995 and 1994 are 16.7% and 17.6%, respectively. The lower percentages in 1995 were due to the effect of increased revenue volume without corresponding increases in expense.

INTEREST, NET is lower in 1995 than in 1994 due to the reduction in outstanding debt.

INCOME TAX PROVISION had effective tax rates of 16.9% and 18.4% for the quarters ended July 31, 1995 and 1994. For the nine months ended July 31, 1995 and 1994 the effective tax rate was 26.6% and 27.1% respectively. The lower than statutory rates are due to foreign sales corporation credits.

NET EARNINGS were $1,438,000 or $.14 per share for the third quarter of fiscal 1995, an increase of 16% from $1,242,000 or $.12 per share for the same period last year. The net earnings for the nine months ended July 31, 1995 were $3,699,000, or $.35 per share, compared with $3,164,000, or $.30 per share for the first nine months of fiscal 1994, an increase of eight percent. The increase in both 1995 periods reported were mainly due to the higher revenue volume and lower interest expense.

The order backlog at July 31, 1995 was $115,500,000 compared to $106,700,000 at October 31, 1994. The October 31, 1994, backlog has been adjusted for a large turbine package order canceled in January 1995, as previously reported, when a customer terminated a cogeneration project.

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

ITEM 3.     Defaults Upon Senior Securities
            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            None

ITEM 5.     Other Information
            None

ITEM 6.     Exhibits and Reports on Form 8-K

            a. Exhibits
            27.0 Financial Data Schedule (electronic format only)

            b. Reports on Form 8-K
            No reports on Form 8-K were filed during period ended July 31, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

September 11, 1995            THOMAS W. POWELL
------------------            Thomas  W. Powell
Date                          President and Chief Executive Officer
                              (Principal Executive Officer)


September 11, 1995            J.F. AHART
------------------            J.F. Ahart
Date                          Vice President,
                              Secretary-Treasurer
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)