Form 10-K405
period 1995-10-31
POWELL INDUSTRIES INC
filed 1996-01-26
CIK 80420

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM _______________   TO _______________

COMMISSION FILE NUMBER 0-6050
                             ______________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 944-6900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/ No / /

Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,923,000 as of January 5, 1996. The number of shares of the Company's Common Stock outstanding on that date was 10,542,704 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Proxy Statement to be filed not later than 120 days after October 31, 1995 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977.

The Company sells, designs, develops, manufactures, packages and services systems and equipment for the generation, distribution, control and management of electrical energy and other dynamic processes. The Company's offices are located in Houston, Texas with plants located in Houston, Greenville and Jacinto Port, Texas; Maineville and Strongsville, Ohio; Franklin Park, Illinois; and Fremont and Pleasanton, California. Most of the products manufactured by the Company are made pursuant to specifications required for a particular order.

PRODUCTS AND SYSTEMS

Powell designs, develops, manufactures, sells and services electrical power generation, distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp.; U.S. Turbine Corp.; Powell-Process Systems, Inc.; Traction Power Systems, Inc.; Powell-Innovative Breaker Technologies, Inc. and Transdyn Controls, Inc.

The principal products are switchgear, power control rooms, motor control centers, gas turbine packages, bus duct and process control equipment and systems. These products and systems are utilized primarily by refineries, petrochemical plants, utilities, paper mills, offshore platforms, commuter railways, vehicular transportation and numerous other industrial, commercial and governmental facilities. A brief description of each of the major products follows:

    Switchgear:

    Free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment. Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, and both current and potential transformers. During the fiscal years ended October 31, 1995, 1994 and 1993, sales of switchgear and service accounted for 25%, 26% and 25%, respectively, of consolidated revenues of the Company.

    Power Control Rooms (PCR):

    These customized portable buildings are fabricated by the Company and house switchgear and related equipment. The power control rooms are climatized and are designed to provide safety and comfort to personnel while enclosing all necessary power distribution equipment. The ability to install and interconnect several pieces of equipment with a common enclosure during fabrication greatly reduces field installation time which makes the PCR concept very cost effective. The larger power control rooms sold by the Company are fabricated at its Jacinto Port site which allows direct barge loading when required. Power control rooms accounted for 10%, 8% and 9% of consolidated revenues of the Company for fiscal years 1995, 1994 and 1993, respectively.

    Gas Turbine Packages:

    Gas turbine packages consist of gas turbine generator sets and complete turn-key services for utilities and general industry, including cogeneration systems. Gas turbine generator sets are offered in mobile or stationary units configured for natural gas, oil, or dual fuel and one to seventeen megawatt power sizes. Sales of gas turbine packages, turn-key services, spare parts and services accounted for 15%, 18% and 28% of consolidated revenues for fiscal years 1995, 1994 and 1993, respectively.


    Bus Duct:

    Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. Powell can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 15%, 13% and 15% of consolidated revenues for fiscal years 1995, 1994 and 1993, respectively.

    Process Control Equipment and Systems:

    The process control equipment and systems supplied by the Company consists principally of Supervisory Control and Data Acquisition (SCADA) systems and microprocessor-based distributed control systems. Demand for process control products and systems has, in recent years, been primarily for renovation and modernization projects although each of these products and systems are also suited for new facilities that mainly serve the transportation, environmental and utilities industries. During the fiscal years ended October 31, 1995, 1994 and 1993, sales of process control equipment and systems accounted for 13%, 15% and 4%, respectively, of consolidated revenues of the Company. The majority of the increase in revenues in fiscal years 1994 and 1995 came from the acquisition by Transdyn Controls, Inc. (Transdyn) of certain of the assets and liabilities of JWP Controls, Inc. in fiscal year 1994.

    Other:

    The company sells products and services such as motor controls, transformers, oil and gas switches and other miscellaneous products. Sales in this category for fiscal years ended 1995, 1994, and 1993, were 22%, 20%, and 21%, respectively.

SUPPLIERS

All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The five principal suppliers of components to the Company are General Electric, Cutler-Hammer, ABB Power T & D Company, Inc., Mitsubishi Heavy Industries, Ltd. and Allison Engine Company. The Company anticipates no difficulty in obtaining its components in sufficient quantities as needed for its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer, or a limited number of customers, for sales and the loss of any specific customer, or a limited number of customers, would not have a material adverse effect upon the Company. Although one export country accounted for more than 10% of consolidated revenues in 1993, no single customer or export country accounted for more than 10% of consolidated revenues in 1995 or 1994 and no single customer accounted for more than 10% of consolidated revenues in 1993. Export revenues were $56,541,000, $54,387,000 and $60,649,000 in 1995, 1994 and 1993,
respectively.

COMPETITION

The Company is engaged in a highly competitive business which is characterized by a small number of much larger companies that dominate the bulk of the market and a large number of smaller companies that compete for a limited share of such market. In the opinion of management, the competitive position of the Company is dependent on the ability of the Company to provide quality products to a customer's specifications, on a timely basis, at a competitive price, utilizing state-of-the-art materials, design and production methods. Some of the Company's principal competitors are larger and have greater capital and management resources.

EMPLOYEES

At October 31, 1995, the Company employed 977 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

The Company's backlog of orders was $112,569,000 and $106,566,000 at October 31, 1995 and 1994, respectively, and the percentage of its 1995 year end backlog that it does not expect to fill in fiscal year 1996 is 11%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

During the fiscal years ended October 31, 1995, 1994 and 1993, the Company spent approximately $2,510,000, $2,406,000, and $2,034,000, respectively, on research and development programs.

ITEM 2.  PROPERTIES

The following table sets forth information about the Company's principal facilities at October 31, 1995.

                                                        Square
                                                        Footage
                                                          of
         Location                       Acres         Facilities                Occupancy
         --------                       -----         ----------                ---------
Owned:
    Franklin Park, IL                    2.0             52,000            Delta-Unibus Corp.
    Greenville, TX                      19.0            109,000            Powell-ESCO Company
    Houston, TX                         17.4            275,000            Powell Electrical Manufacturing Co.
    Houston, TX                          4.0             28,000            Powell-Process Systems, Inc.
    Jacinto Port, TX                    42.0              9,600            Powell Offshore Division
    Maineville, OH                      16.5              ---              U. S. Turbine Corp.
    Strongsville, OH                     5.0             41,000            Unibus, Inc.

Leased:
    Maineville, OH                      20.0             60,000            U. S. Turbine Corp.
    Fremont, CA                                          10,500            Powell-Innovative Breaker Technologies, Inc.
    Pleasanton, CA                                       39,100            Transdyn Controls, Inc.
    Norcross, GA                                         19,200            Transdyn Controls, Inc.

ITEM 3. LEGAL PROCEEDINGS

    On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base, as discussed in Notes C and J. NatWest is seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging bad faith and failure to preserve and protect its collateral, including the contract between Empire Energy and the Air Force, and seeking a declaratory judgement that the Company is not in default of the Construction Guaranty.

    On January 4, 1995 a Stay of the NatWest litigation was granted. The Stay was subsequently extended and then vacated on September 18, 1995.

    The ultimate disposition of the NatWest litigation is not presently determinable, because substantial discovery remains to be completed in the NatWest action, and because discovery may eventually be taken in Empire's proceeding before the ASBCA, in the event that Empire's motion for summary judgement is denied. Thus, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, under the circumstances and on the basis of the progress of the litigation to date, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

    The Company is party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 1995.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 31, 1995, there were approximately 1,027 holders of record of Powell Industries, Inc. common stock which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                                             Average
                                               High           Low            Last         Daily Volume
                                               ----           ---            ----         ------------
1995
    First Quarter                             $6.38          $5.13          $5.88            15,676
    Second Quarter                             6.38           5.63           5.88            20,061
    Third Quarter                              7.00           5.50           6.00            12,883
    Fourth Quarter                             7.25           5.75           6.88            21,438

1994
    First Quarter                             $7.38          $5.13          $5.63            13,831
    Second Quarter                             7.38           5.25           6.63            30,959
    Third Quarter                              7.13           5.75           6.13            11,856
    Fourth Quarter                             6.75           5.25           5.50            23,498

The Company has paid no dividends on its common stock during the last three years and anticipates that it will not do so in the foreseeable future. The terms of the Company's loan agreements restrict the payments of dividends. See Note G of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following data has been derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Years Ended October 31,                          1995             1994             1993             1992             1991
---------------------------                      ----             ----             ----             ----             ----
Statements of operations data:
  Revenues                                   $169,843,000     $151,979,000    $138,072,000      $137,024,000      $146,669,000

Net earnings:
  Net earnings before cumulative effect of
     change in accounting principles            5,698,000        4,395,000       4,519,000         8,409,000         7,174,000
  Cumulative effect of change in
     accounting principles (net of tax)               ---              ---      (1,588,000)              ---               ---
                                             ------------     ------------    ------------      ------------      ------------

Net earnings                                 $  5,698,000     $  4,395,000    $  2,931,000      $  8,409,000      $  7,174,000
                                             ============     ============    ============      ============      ============

Net earnings per common and common
 equivalent share:
  Net earnings before cumulative effect of
     change in accounting principles         $        .54     $        .42    $        .43      $        .81      $        .69

  Cumulative effect of change in
     accounting principles                            ---              ---            (.15)              ---               ---
                                             ------------     ------------    ------------      ------------       -----------

Net earnings per common and common
 equivalent share                            $        .54     $        .42    $        .28      $        .81      $        .69
                                             ============     ============    ============      ============      ============



Weighted average shares outstanding            10,611,331       10,509,371      10,478,632        10,425,382        10,380,033

Balance Sheet Data:
  Working capital                            $ 42,374,000     $ 39,229,000     $ 39,702,000     $ 38,142,000      $ 39,851,000
  Total assets                                 96,882,000       90,744,000       85,704,000       82,439,000        89,250,000
  Long-term debt                                3,750,000        6,563,000        9,894,000       12,707,000        15,000,000
  Stockholders' equity                         57,657,000       51,656,000       46,631,000       43,159,000        38,459,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements.

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                                                            YEARS ENDED OCTOBER 31,
                                                                                    1995          1994          1993
                                                                                    ----          ----          ----
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%       100.0%        100.0%

    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21.1         22.0          19.7

    Selling, general and administrative expenses  . . . . . . . . . . . . . . .      16.1         17.5          15.8

    Charge for doubtful collectibility of a contract receivable   . . . . . . .      ---          ---            1.2

    Settlement of a contract receivable   . . . . . . . . . . . . . . . . . . .      ---          ---           (2.5)

    Interest, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        .4           .5            .6

    Net earnings before cumulative effect of change in accounting principles  .       3.4          2.9           3.3

    Cumulative effect of change in accounting principles (net of tax)   . . . .      ---          ---           (1.2)

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3.4          2.9           2.1

    REVENUES

    The Company reported revenues of $169,843,000, $151,979,000 and $138,072,000 in fiscal years 1995, 1994 and 1993 respectively. Revenues increased 12% in fiscal year 1995 as compared to fiscal year 1994 due primarily to the increased volume of shipments of electrical distribution and control equipment to domestic transit customers. Revenues increased 10% in fiscal year 1994 as compared to fiscal year 1993 due primarily to the revenues from Transdyn which was acquired in November 1993 and to the improvement in revenues of electrical distribution and control equipment. These fiscal year 1994 revenue improvements were partially offset by lower sales of gas turbine generator packages.

    Export revenues continued to be an important component of the Company's operations accounting for 33%, 36% and 44% of consolidated revenues in fiscal years 1995, 1994 and 1993, respectively. A schedule is provided in
    Note I of the Notes to Consolidated Financial Statements showing in what geographic area these revenues were recorded. Export revenues as a percentage of consolidated revenues were significantly higher in fiscal year 1993, as compared to succeeding years, due to the revenues recorded on a large international contract for a gas turbine generator package of approximately $13,000,000. Management anticipates that consolidated revenues will increase in fiscal 1996 and that export revenues will continue to contribute approximately 35% to 38% to consolidated revenues.

    GROSS PROFIT

    Gross profit, as a percent of revenues, was 21.1%, 22.0% and 19.7% in fiscal years 1995, 1994 and 1993, respectively. Gross profit has varied only slightly from fiscal year 1994 to fiscal year 1995 due to changes in product mix as a result of the lower margin transit contracts and stable pricing in most of the markets in which the Company competes. Gross profit improved in fiscal year 1994 from fiscal year 1993 due to improved prices, higher volumes and higher margin contracts and services resulting primarily from a more favorable economy in most of the markets in which the Company competes. Gross profit also improved due to lower sales of gas turbine generator packages, which historically have lower profit margins. The Company continues to focus on productivity improvements to respond to the competitive market it serves.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses as a percentage of revenues were 16.1%, 17.5% and 15.8% for fiscal years 1995, 1994 and 1993, respectively. The decrease in fiscal year 1995 as a percentage of revenues is due to a higher revenue volume without a corresponding increase in costs. The increase in fiscal year 1994 as a percentage of revenues was due primarily to higher legal expenses, including legal fees related to the defense of litigation which is discussed further in Note J of the Notes to Consolidated Financial Statements.

    CHARGE FOR DOUBTFUL COLLECTIBILITY OF A CONTRACT RECEIVABLE

    These charges to operations in fiscal year 1993 are discussed in Note C to the Notes to Consolidated Financial Statements.

    INTEREST, NET

    Interest expense (net of interest income) is lower in fiscal years 1995 and 1994 primarily due to principal payments reducing total debt.

INCOME TAX PROVISION

The effective tax rate was 29% in all fiscal years reported. The effective tax rates are lower than the statutory rate due primarily to foreign sales corporation credits.

    NET EARNINGS

    Net earnings recorded in fiscal year 1995 were $5,698,000 or $.54 per share. This represented a 30 percent increase in net earnings when compared to fiscal year 1994 net earnings. The increase was primarily due to higher revenue volume. Net earnings recorded in fiscal year 1994 were $4,395,000 or $.42 per share compared to net earnings before cumulative effect of change in accounting principles of $4,519,000 or $.43 per share in fiscal year 1993. The fiscal year 1993 reported amounts were decreased by a charge for doubtful collectibility of a contract receivable of $1,133,000 (net of tax) or $.11 per share and include income of $2,310,000 (net of tax) or $.22 per share resulting from the settlement of a dispute. Net earnings in fiscal year 1993 also include a cumulative charge of $1,588,000 (net of tax) and $.15 per share resulting from the Company changing its accounting method for postretirement benefits other than pensions.




LIQUIDITY AND CAPITAL RESOURCES

    During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $6,563,000 was outstanding as of October 31, 1995. These term notes are unsecured with a fixed interest rate of 10.4%. The notes mature through June 1997.

    In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of October 31, 1995, the Company did not have borrowings outstanding other than the amount outstanding under the notes discussed in the previous paragraph.

    The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management.

                                                                                   1995             1994           1993
                                                                                   ----             ----           ----
    Working capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $42,374,000      $39,229,000    $39,702,000
    Current ratio   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2.4 to 1         2.4 to 1       2.6 to 1
    Debt to total capitalization  . . . . . . . . . . . . . . . . . . . . .       .10 to 1         .15 to 1       .22 to 1

    Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at October 31, 1995, as compared to October 31, 1994, is due mainly to increases in costs and estimated earnings in excess of billings and inventories due to the increased level of business.

    Capital expenditures totaled $3,075,000 during fiscal year 1995 compared to $2,127,000 (excluding $1,539,000 for the purchase of Transdyn) during fiscal year 1994. Depreciation and amortization remained constant in fiscal year 1995 due to new depreciation on capital expenditures being offset by reductions in depreciation for assets that became fully depreciated. The Company had no major capital expenditures in fiscal year 1995. Management expects that capital expenditures (excluding possible acquisitions) in fiscal year 1996 will not significantly exceed the fiscal year 1995 level.

    The Company's fiscal year 1996 asset management program will continue to focus on the collection of receivables and reduction in inventories. Management believes that the cash and cash equivalents of $3,035,000 along with funds generated from operating activities and funds available through borrowings from the credit line will be sufficient to meet the capital requirements and operating needs of the Company.

EFFECTS OF INFLATION AND RECESSION

    During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimize the impact by including escalation clauses in long-term contracts. Recent reports indicate that the current economic conditions should improve slightly in 1996 and the Company does not anticipate significant increases in inflation in the immediate future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
   Financial Statements:
       Report of Independent Public Accountants   . . . . . . . . . . . . . . . . . . . . . . . .            9
       Consolidated Balance Sheets at October 31, 1995 and 1994   . . . . . . . . . . . . . . . .           10
       Consolidated Statements of Operations for the three years ended October 31, 1995   . . . .           11
       Consolidated Statements of Stockholders' Equity for the three years ended October 31, 1995           12
       Consolidated Statements of Cash Flows for the three years ended October 31, 1995   . . . .           13
       Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .           14

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of Powell Industries, Inc.:

We have audited the consolidated balance sheets of Powell Industries, Inc. (a Nevada Corporation) and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powell Industries, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, effective November 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.


ARTHUR ANDERSEN LLP

Houston, Texas
November 27, 1995

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          OCTOBER 31,
ASSETS                                                                                              1995              1994
                                                                                                    ----              ----
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 3,035           $ 7,598
    Accounts receivable, less allowance for doubtful accounts
      of $724 and $1,061, respectively  . . . . . . . . . . . . . . . . . . . . . . . . . .       32,181            33,976
    Costs and estimated earnings in excess of billings  . . . . . . . . . . . . . . . . . .       14,725             7,338
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,114            14,899
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,039             2,134
    Income taxes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          718              ----
    Prepaid expenses and other current assets   . . . . . . . . . . . . . . . . . . . . . .        1,889             1,327
                                                                                                 -------           -------

         Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73,701            67,272

    Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       16,271            15,659
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,286             1,390
    Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,624             6,423
                                                                                                 -------           -------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $96,882           $90,744
                                                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts and income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .      $10,843           $ 9,217
    Accrued salaries, bonuses and commissions   . . . . . . . . . . . . . . . . . . . . . .        5,387             4,612
    Accrued product warranty  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,015             3,679
    Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,706             5,372
    Billings in excess of costs and estimated earnings  . . . . . . . . . . . . . . . . . .        5,563             2,350
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .        2,813             2,813
                                                                                                 -------           -------

         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,327            28,043

Long-term debt    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,750             6,563
Deferred compensation expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,006             1,887
Postretirement benefits liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,142             2,595
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
    Common stock, par value $.01; 15,000,000 shares authorized,
      10,542,704 and 10,517,704 shares issued and outstanding   . . . . . . . . . . . . . .          105               105
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,062             4,906
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,183            50,485
    Deferred compensation-ESOP  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,693)           (3,840)
                                                                                                  ------            ------

         Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,657            51,656
                                                                                                  ------            ------

         Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . . . . . . .      $96,882           $90,744
                                                                                                 =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             YEARS ENDED OCTOBER 31,
                                                                                       1995           1994          1993
                                                                                       ----           ----          ----
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $169,843       $151,979      $138,072
Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133,930        118,493       110,909
                                                                                     --------       --------      --------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,913         33,486        27,163
Selling, general and administrative expenses  . . . . . . . . . . . . . . . . .        27,276         26,609        21,804
Charge for doubtful collectibility of a contract receivable . . . . . . . . . .           ---            ---         1,717
Settlement of a contract receivable . . . . . . . . . . . . . . . . . . . . . .           ---            ---        (3,500)
                                                                                     ---------      --------      --------

Earnings from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,637          6,877         7,142
Interest, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           633            720           816
                                                                                     --------       --------      --------

Earnings before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         8,004          6,157         6,326
Income tax provision. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,306          1,762         1,807
                                                                                     ---------      --------      --------

Net earnings before cumulative effect of change in accounting principles  . . .         5,698          4,395         4,519
Cumulative effect of change in accounting principles (net of tax benefit of $818)         ---            ---        (1,588)
                                                                                     --------       --------      --------

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,698       $  4,395      $  2,931
                                                                                     ========       ========      ========

Net earnings per common and common equivalent share before cumulative
  effect of change in accounting principles . . . . . . . . . . . . . . . . . .      $    .54       $    .42      $    .43
Cumulative effect of change in accounting principles  . . . . . . . . . . . . .           ---            ---          (.15)
                                                                                     --------       --------      --------

Net earnings per common and common equivalent share . . . . . . . . . . . . . .      $    .54       $    .42      $    .28
                                                                                     ========       ========      ========


      The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  ADDITIONAL                   DEFERRED
                                                             COMMON STOCK           PAID-IN      RETAINED    COMPENSATION
                                                        SHARES        AMOUNT        CAPITAL      EARNINGS        ESOP
                                                        -------       ------        -------      --------        ----
Balance, October 31, 1992 . . . . . . . . . . .        10,433,273      $104         $4,208        $43,159      $(4,312)
  Net earnings  . . . . . . . . . . . . . . . .             ---         ---            ---          2,931          ---
  Amortization of deferred compensation-ESOP                ---         ---            ---            ---           20
  Exercise of stock grants  . . . . . . . . . .            59,676         1            520            ---          ---
  Shares retired  . . . . . . . . . . . . . . .              (245)      ---            ---            ---          ---
                                                       ----------      ----         ------        -------      --------

Balance, October 31, 1993 . . . . . . . . . . .        10,492,704       105          4,728         46,090       (4,292)
  Net earnings  . . . . . . . . . . . . . . . .             ---         ---            ---          4,395          ---
  Amortization of deferred compensation-ESOP                ---         ---            ---            ---          452
  Exercise of stock grants  . . . . . . . . . .            25,000       ---            178            ---          ---
                                                       ----------     -----         ------        -------      --------

Balance, October 31, 1994 . . . . . . . . . . .        10,517,704       105          4,906         50,485       (3,840)
  Net earnings  . . . . . . . . . . . . . . . .             ---         ---            ---          5,698         ---
  Amortization of deferred compensation-ESOP                ---         ---            ---            ---          147
  Exercise of stock grants  . . . . . . . . . .            25,000       ---            156            ---          ---
                                                       -----------    -----         ------        -------      -------

Balance, October 31, 1995 . . . . . . . . . . .        10,542,704      $105         $5,062        $56,183      $(3,693)
                                                       ==========     =====         ======        =======      ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEARS ENDED OCTOBER 31,
                                                                                       1995           1994         1993
                                                                                       ----           ----         ----
Operating Activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,698        $ 4,395      $ 2,931
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .        3,499          3,474        2,960
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        1,199         (1,458)      (1,217)
         Postretirement benefits liability  . . . . . . . . . . . . . . . . . .         (453)           189        2,406
         Changes in operating assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .        1,795         (5,946)       4,791
             Costs and estimated earnings in excess of billings . . . . . . . .       (7,387)         3,032        1,159
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,215)        (1,336)         479
             Prepaid expenses and other current assets  . . . . . . . . . . . .         (562)           249         (848)
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         (237)          (536)      (1,636)
             Accounts payable and income taxes payable or receivable  . . . . .          908            (35)          13
             Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . .       (1,555)         1,061         (417)
             Billings in excess of costs and estimated earnings . . . . . . . .        3,213         (1,934)        (351)
             Deferred compensation expense  . . . . . . . . . . . . . . . . . .          266            144        1,233
                                                                                     -------        -------      -------

Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .        1,169          1,299       11,503
                                                                                     -------        -------      -------

Investing Activities:
    Purchases of property, plant and equipment  . . . . . . . . . . . . . . . .       (3,075)        (2,127)      (2,496)
    Acquisition of Transdyn Controls, Inc.  . . . . . . . . . . . . . . . . . .          ---         (1,539)         ---
                                                                                     -------        -------      -------

Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .       (3,075)        (3,666)      (2,496)
                                                                                     -------        -------      -------

Financing Activities:
    Payments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .       (2,813)        (3,331)      (2,812)
    Exercise of stock grants  . . . . . . . . . . . . . . . . . . . . . . . . .          156            178          520
                                                                                     -------        -------      -------

Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . .       (2,657)        (3,153)      (2,292)
                                                                                     -------        -------      -------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .       (4,563)        (5,520)       6,715
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . . .        7,598         13,118        6,403
                                                                                     -------        -------      -------

Cash and cash equivalents at end of year  . . . . . . . . . . . . . . . . . . .      $ 3,035        $ 7,598      $13,118
                                                                                     =======        =======      =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

    Inventories

    Inventories are stated at the lower of cost (primarily first-in, first-out method) or market and include material, labor and manufacturing overhead.

    Property, Plant and Equipment

    Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. When assets are retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and any resulting gain or loss is included in the consolidated statement of operations.

    Amortization of Intangibles

    Intangible assets are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible accounts total $1,868,000 and $1,592,000 at October 31, 1995 and 1994, respectively.

    Revenue Recognition

    Revenues from product sales are recognized at the time of shipment. Revenues related to multiple unit orders and their associated costs are recorded as identifiable units are delivered. Contract revenues are recognized on a percentage-of-completion basis primarily using labor dollars incurred to date in relation to estimated total labor dollars of the contracts to measure the stage of completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and depreciation costs. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which they become evident.

    Warranties

    The Company provides for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.

    Research and Development Expense

    Research and development costs are charged to expense as incurred. Such amounts were $2,510,000, $2,406,000 and $2,034,000 in 1995, 1994 and 1993,
    respectively.

    Earnings per Common and Common Equivalent Share

    Per share data has been computed based on the weighted average number of common and common equivalent shares outstanding of 10,611,331, 10,509,371 and 10,478,632 in 1995, 1994 and 1993, respectively.

    Reclassification

    Certain reclassification of prior year amounts have been made in order to conform with the classifications of the current year presentation.

    Change in Accounting Principles

    Effective November 1, 1992, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and No. 109, "Accounting for Income Taxes."

    Postretirement Benefits

    SFAS No. 106 requires that the expected cost of retiree health care benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. The November 1, 1992, noncash cumulative charge for the adoption of this standard was $1,588,000, or $.15 per share, net of the tax benefit of $818,000. This charge represents the discounted present value of expected future benefits attributed to employees' service rendered prior to November 1, 1992. The adoption of this accounting principle also reduced fiscal 1993 pre-tax income by approximately $354,000.

    Income Taxes

    The Company accounts for income taxes using SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statements and income tax bases of assets and liabilities using enacted tax rates. Under this new standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate changes. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

B.  ACQUISITION

    During November 1993, the Company completed the acquisition of certain assets and liabilities of JWP Controls, Inc., a wholly-owned subsidiary of JWP, Inc. through Transdyn, a wholly-owned subsidiary of the Company. Transdyn is a California-based instrumentation and control systems integrator which designs, programs and installs complex supervisory control and data acquisition (SCADA) systems and distributed control systems (DCS) for transportation, environmental and industrial applications throughout the United States. The cost of the assets acquired was approximately $1,539,000 in addition to liabilities assumed of approximately $5,523,000.

C.  CHARGE AND SETTLEMENT OF DOUBTFUL COLLECTIBILITY OF CONTRACTS RECEIVABLE

    In March 1993, U.S. Turbine Corp. (USTC), a wholly-owned subsidiary of the Company, agreed to a settlement of $3,500,000 from York Research Corporation (York) ending litigation which began in July 1991. The settlement payment was the result of the resolution of a dispute between USTC and York regarding a major contract receivable of which $3,816,000 was written off by USTC in July 1991. Neither USTC nor York has any further obligations under the 1990 contract.

    In July 1990, USTC entered into a contract to provide three generator sets to Empire Cogen, Inc. (Empire) for a cogeneration project at MacDill Air Force Base. In September 1993, the United States Air Force (the Air Force) terminated the construction contract, allegedly for default, with Empire Energy Management Systems, Inc. (Empire Energy), the parent company of Empire. The Company had recorded progress billings of $3,584,000 on its contract with Empire Energy. Due to the termination, the Company recorded a $1,717,000 charge for doubtful collectibility of this contract receivable in fiscal year 1993. The Company is currently awaiting the outcome of a legal proceeding by Empire against the Air Force for breach of contract and wrongful termination. Empire Energy has filed a motion for summary judgement before the Armed Services Board of Contract Appeals (ASBCA), but a decision has not yet been rendered. During fiscal year 1995 the Company remained involved in defense of litigation related to this project, as discussed in Note J.

D.  INVENTORIES

    The components of inventories are summarized below (in thousands):

                                                                                                 October 31,
                                                                                            1995           1994
                                                                                            ----           ----
      Raw materials, parts and subassemblies  . . . . . . . . . . . . . . . . . . . .      $12,469        $ 9,392
      Work-in-process   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,645          5,507
                                                                                           -------        -------

      Total inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $20,114        $14,899
                                                                                           =======        =======

E.    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized below (in thousands):

                                                                                October 31,                Range of
                                                                           1995             1994         Asset Lives
                                                                           ----             ----         -----------
      Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,514          $ 2,514            ----
      Buildings and improvements  . . . . . . . . . . . . . . . .         14,777           14,282        3-30  Years
      Machinery and equipment   . . . . . . . . . . . . . . . . .         23,889           21,863        3-15  Years
      Furniture and fixtures  . . . . . . . . . . . . . . . . . .          3,910            3,076        3-10  Years
      Construction in progress  . . . . . . . . . . . . . . . . .            417              247
                                                                         -------          -------
                                                                          45,507           41,982
      Less-accumulated depreciation   . . . . . . . . . . . . . .        (29,236)         (26,323)
                                                                         -------          -------

      Total property, plant and equipment, net  . . . . . . . . .        $16,271          $15,659
                                                                         ========         =======

F.    EMPLOYEE BENEFIT PLANS

      The Company has a defined contribution plan (401K) for substantially all of its employees. The Company matches 50% of employee contributions up to six percent of their salary. The Company recognized expense of $804,000, $728,000 and $600,000 in 1995, 1994 and 1993, respectively, under this plan.

      Three long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

      The Company has a stock participation agreement with two employees of a subsidiary of the Company. The agreement provided for the two employees to purchase stock in the subsidiary for a nominal amount. The agreement provides for the stock to be repurchased by the Company after October, 1997. The agreement also provides for the price of the stock repurchased to be established by a formula including net income of the subsidiary, with a minimum amount to be paid of $1,000,000 and a maximum amount of $2,900,000. The Company has established a deferred compensation liability and prepaid compensation expense included in other assets, based on the net present value of the minimum amount. The charge to 1995, 1994 and 1993 compensation expense and interest was $156,000, $197,000 and $291,000 respectively.

      During January 1992, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP purchased 793,525 shares of the Company's common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid over a twenty-year period with equal payments of $424,000 per year including interest at 7%. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheet. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. During fiscal year 1994 the Company made an additional contribution of $331,000 to provide ESOP benefits to the increased number of eligible employees. The compensation expense for 1995, 1994 and 1993 was $148,000, $452,000 and $20,000, respectively.

      In November 1992, the Company established a plan to extend to retirees health benefits which are available to active employees under the Company's existing health plans. Participants become eligible for retiree health care benefits when they retire from active service at age 55 with ten years of service. Generally, the health plans pay a stated percentage of medical and dental expenses reduced for any deductible and co-payment. These plans are unfunded. Medical coverage may be continued by the retired employee up to age 65 at the average cost to the Company of active employees. At the age of 65, when the employee becomes eligible for Medicare, the benefits provided by the Company are reduced by the amount provided by Medicare and the cost to the retired employee is reduced to 50 percent of the average cost to the Company of active employees.

      In January 1994, the Company modified its postretirement benefits to provide retiree healthcare benefits to only current retirees and active employees who will be eligible to retire by December 31, 1999. Participants eligible for such benefits will be required to pay between 20 percent and 100 percent of the Company's average cost of benefits based on years of service. In addition, benefits will end upon the employee's attainment of age 65. The effect of these modifications significantly reduced the Company's postretirement benefits cost and accumulated benefits obligation.

      The following table sets forth the plans' combined status reconciled with the accrued retirement benefits cost included in the Company's Consolidated Balance Sheets (in thousands):

                                                                                                 October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Accumulated postretirement benefits obligation
             Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  446         $  253
             Fully eligible active participants . . . . . . . . . . . . . . . . . . .         389            375
             Other active participants  . . . . . . . . . . . . . . . . . . . . . . .         182            218
                                                                                           ------         ------
          Total accumulated postretirement benefits obligation  . . . . . . . . . . .       1,017            846
          Unrecognized prior service credits  . . . . . . . . . . . . . . . . . . . .       1,477          1,831
          Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .        (352)           (82)
                                                                                           ------         ------
          Postretirement benefits liability   . . . . . . . . . . . . . . . . . . . .      $2,142         $2,595
                                                                                           ======         ======

Net periodic postretirement benefits cost includes the following components (in thousands):

                                                                                           Year Ended October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Service cost of benefits earned during the period . . . . . . . . . . . . .       $  13          $ 56
          Interest cost on accumulated postretirement benefit obligation  . . . . . .          69            87
          Amortization of unrecognized prior service credits  . . . . . . . . . . . .        (354)         (295)
          Amortization of net loss and transition obligation  . . . . . . . . . . . .          10            63
                                                                                            -----          ----
          Net periodic postretirement benefits cost . . . . . . . . . . . . . . . . .       $(262)         $(89)
                                                                                            =====          ====

      The assumed health care cost trend rate in measuring the accumulated postretirement benefits obligation was 13 percent in fiscal year 1993 decreasing to six percent by fiscal year 2003. If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefits obligation, as of October 31, 1995, would be increased by 9.6 percent. The effect of this change on the net postretirement benefit cost for 1995 would be an increase of 8.7 percent. The weighted average discount rate used in determining the accumulated postretirement benefits obligation was 6.5 and 7.5 percent for fiscal 1995 and fiscal 1994, respectively.

G.    DEBT

      In June 1990, the Company concluded a private placement of $15,000,000 in term notes due through June 1997. The notes, with interest at a fixed rate of 10.4 percent, are unsecured. The loan agreements require, among other things, maintenance of minimum levels of working capital and tangible net worth and places various restrictions on the payment of dividends and investments, as defined. The amounts of funds available for payment of dividends and investments, as defined, at October 31, 1995 and 1994 were $15,630,000 and $12,783,000, respectively. The Company was in compliance with or has received a waiver for all covenants of the loan agreements through November 1, 1996.

      In October 1995, the Company entered into an agreement for a $15,000,000 revolving line of credit with a major U.S. bank that replaced an existing line of credit. The agreement provides for interest at the bank's prime rate on amounts borrowed and a fee of .25 percent on the unused balance. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of working capital and tangible net worth and places restrictions on the payment of dividends and investments, as defined. The agreement matures in August of 1997. As of October 31, 1995, none of this line was outstanding.

      Long-term debt is summarized below (in thousands):

                                                                                                 October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Term notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $6,563         $9,376
          Less-current maturities . . . . . . . . . . . . . . . . . . . . . . . . . .        2,813          2,813
                                                                                            ------         ------

          Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3,750         $6,563
                                                                                            ======         ======

      The annual maturities of long-term debt for the years 1996 and 1997 are as follows: $2,813,000 and $3,750,000 respectively.

      Interest paid during the year was $1,157,000, $1,379,000 and $1,630,000 in 1995, 1994 and 1993, respectively. The interest expense recorded during the year was $1,047,000, $1,244,000 and $1,555,000 in 1995, 1994 and 1993, respectively.

      H.  INCOME TAXES

          In February 1992, the Financial Accounting Standards Board issued SFAS No. 109 which required among other things a change in accounting for deferred taxes from the deferred method used by the Company to the liability method. On November 1, 1992, the Company changed its method of accounting for income taxes to adopt this statement. This change had no material effect on the Company's consolidated financial position or results of operations. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statements and income tax bases of assets and liabilities using the enacted tax rates.

      The net deferred tax asset is comprised of the following (in thousands):

                                                                                                 October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Current deferred taxes:
             Gross assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,021         $2,427
             Gross liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (982)          (293)
                                                                                           ------         ------

             Net current deferred tax asset . . . . . . . . . . . . . . . . . . . . .       1,039          2,134
                                                                                           ------         ------
          Noncurrent deferred taxes:
             Gross assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,809          2,071
             Gross liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (523)          (681)
                                                                                           ------         ------

             Net noncurrent deferred tax asset  . . . . . . . . . . . . . . . . . . .       1,286          1,390
                                                                                           ------         ------

          Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,325         $3,524
                                                                                           ======         ======

     The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                                                 October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . . . .      $  221         $  215
          Inventory allowances  . . . . . . . . . . . . . . . . . . . . . . . . . . .         317            369
          Reserve for accrued employee benefits . . . . . . . . . . . . . . . . . . .         447            366
          Warranty reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         986          1,215
          Uncompleted long-term contracts . . . . . . . . . . . . . . . . . . . . . .        (980)          (293)
          Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (270)          (431)
          Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .         640            552
          Postretirement benefits liability . . . . . . . . . . . . . . . . . . . . .         744            860
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         220            671
                                                                                           ------         ------
          Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,325         $3,524
                                                                                           ======         ======

     The components of the income tax provision consist of the following (in thousands):

                                                                                  Years Ended October 31,
                                                                           1995             1994             1993
                                                                           ----             ----             ----
          Current:
             Federal  . . . . . . . . . . . . . . . . . . . . . . .      $  975           $3,046           $1,991
             State  . . . . . . . . . . . . . . . . . . . . . . . .         132              174              215
          Deferred:
             Federal  . . . . . . . . . . . . . . . . . . . . . . .       1,199           (1,458)          (1,217)
                                                                          -----           ------           ------

          Total income tax provision  . . . . . . . . . . . . . . .      $2,306           $1,762           $  989
                                                                         ======           ======           ======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income taxes and cumulative effect of change in accounting principles, reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                                                  Years Ended October 31,
                                                                           1995             1994             1993
                                                                           ----             ----             ----
          Statutory rate  . . . . . . . . . . . . . . . . . . . . .        34%               34%              34%
          Foreign sales corporation credits . . . . . . . . . . . .        (4)               (3)              (4)
          Revision of previous estimates of income taxes payable           (3)               (4)              (5)
          State income taxes, net of federal benefit  . . . . . . .         1                 2                2
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .         1                --                2
                                                                           --                --               --
          Effective rate  . . . . . . . . . . . . . . . . . . . . .        29%               29%              29%
                                                                           ==                ==               ==

      Total cash payments for income taxes during the year were $2,062,000, $1,716,000 and $2,344,000 in 1995, 1994 and 1993, respectively.

I.    SIGNIFICANT SALES DATA

      No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 1995 and 1994. No single customer and one export country (the Philippines) accounted for more than 10 percent of consolidated revenues in fiscal year 1993.

      Export sales from the United States to other geographic areas are as follows (in thousands):

                                                                                  Years Ended October 31,
                                                                           1995             1994             1993
                                                                           ----             ----             ----
          Europe (including former Soviet Union)  . . . . . . . . .     $ 3,742           $   690          $ 2,191
          Far East  . . . . . . . . . . . . . . . . . . . . . . . .      29,270            26,786           26,037
          Middle East and Africa  . . . . . . . . . . . . . . . . .       6,576             8,729           11,870
          North, Central and South America (Excluding U. S.)  . . .      16,953            18,182           20,551
                                                                        -------           -------          -------

          Total export sales  . . . . . . . . . . . . . . . . . . .     $56,541           $54,387          $60,649
                                                                        =======           =======          =======


J.    COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases certain offices, operating facilities and equipment under leases expiring at various dates through 2003. At October 31, 1995, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

          Year Ending                                                                        Operating
          October 31                                                                           Leases
          -----------                                                                        --------
         1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,010
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        888
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        791
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        725
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        551
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        924
                                                                                              ------
         Total lease commitments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,889
                                                                                              ======

      Lease expense for all operating leases, excluding leases with terms of less than one year, was $891,000, $1,078,000 and $452,000 for 1995, 1994 and 1993, respectively.

      Letters of Credit

      The Company is contingently liable for secured and unsecured letters of credit totaling approximately $1,642,000 that were outstanding at October 31, 1995.

      Litigation

      On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base, as discussed in Note C, and seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging bad faith and failure to preserve and protect its collateral, including the contract between Empire Energy and the Air Force, and seeking a declaratory judgement that the Company is not in default of the Construction Guaranty.

      On January 4, 1995 a Stay of the NatWest litigation was granted. The Stay was subsequently extended and then vacated on September 18, 1995.

      The ultimate disposition of the NatWest litigation is not presently determinable, because substantial discovery remains to be completed in the NatWest action, and because discovery may eventually be taken in Empire's proceeding before the ASBCA, in the event that Empire's motion for summary judgement is denied. Thus, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, under the circumstances and on the basis of the progress of the litigation to date, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

      The Company is party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or result of operations of the Company.

K.    STOCK OPTION PLAN

      In March 1992, the stockholders approved an amendment to a plan that was adopted in March 1989, in which 750,000 shares of common stock would be made available through an incentive program for certain employees of the Company. The awards under this plan are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. The fair market value of the shares awarded is deferred and amortized to compensation expense on a straight-line basis over the vesting period. The vesting period for shares awarded vary from the date of the grant up to five years. The Company recognized compensation expense related to this plan of $156,000, $178,000 and $282,000 in 1995, 1994 and 1993, respectively. There were 83,083 shares available in the plan to be granted as of October 31, 1995.

      Stock option plan activity (number of shares) for the Company during fiscal years 1995, 1994 and 1993 was as follows:

                                                                1995                     1994                     1993
                                                        -------------------      --------------------      ------------------
                                                        Options      Grants       Options      Grants      Options     Grants
                                                        -------      ------       -------      ------      -------     ------
       Outstanding, beginning of year . . . . . . .     175,800      75,000       177,000     100,000        -0-      152,276
           Granted:
             Stock grants . . . . . . . . . . . . .                                                                     7,400
             Stock options $6.25 per share  . . . .                                                        178,000
             Stock options $6.75 per share  . . . .     252,650

           Exercised:
             Stock grants . . . . . . . . . . . . .                 (25,000)                  (25,000)                (59,676)
           Forfeited:
             Stock options $6.25 per share  . . . .                                (1,200)                  (1,000)
                                                        -------     -------       -------      ------      -------    -------
       Outstanding, end of year   . . . . . . . . .     428,450      50,000       175,800      75,000      177,000    100,000
                                                        =======     =======       =======      ======      =======    =======

L.     PRODUCTION CONTRACTS

       For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                                                 October 31,
                                                                                             1995          1994
                                                                                             ----          ----
          Costs and estimated earnings  . . . . . . . . . . . . . . . . . . . . . . .       $50,282        $33,258
          Progress billings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (35,557)       (25,920)
                                                                                            -------        -------

          Total costs and estimated earnings in excess of billings  . . . . . . . . .       $14,725         $7,338
                                                                                            =======         ======

          Progress billings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $29,682        $12,556
          Costs and estimated earnings  . . . . . . . . . . . . . . . . . . . . . . .       (24,119)       (10,206)
                                                                                            -------        -------

          Total billings in excess of costs and estimated earnings  . . . . . . . . .       $ 5,563        $ 2,350
                                                                                            =======        =======

M.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 1995 and 1994 (in thousands, except per share data):

                                                                    First           Second           Third       Fourth
                                                                   Quarter          Quarter         Quarter      Quarter
                                                                   -------          -------         -------      -------
          1995-
             Revenues . . . . . . . . . . . . . . . . . . .        $36,589          $41,398         $40,341      $51,515
             Gross profit . . . . . . . . . . . . . . . . .          7,591            8,939           8,733       10,650
             Net earnings . . . . . . . . . . . . . . . . .            803            1,458           1,438        1,999
             Net earnings per common and common
             equivalent share . . . . . . . . . . . . . . .            .08              .14             .14          .19

          1994-
             Revenues . . . . . . . . . . . . . . . . . . .        $34,342          $39,378         $36,255      $42,004
             Gross profit . . . . . . . . . . . . . . . . .          7,349            8,807           8,031        9,299
             Net earnings . . . . . . . . . . . . . . . . .            628            1,294           1,242        1,231
             Net earnings per common and common
             equivalent share . . . . . . . . . . . . . . .            .06              .12             .12          .12

                                    PART III

ITEMS 10, 11, 12 AND 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 1995, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.

                                    PART IV

ITEM 14.  Exhibits and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

      Financial Statements - See Index to Consolidated Financial Statements at
Item 8 of this report

EXHIBITS
     3.1 - Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as
             Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for quarter ended April 30, 1992, respectively, and incorporated herein by reference).

     3.2 - By-laws of Powell Industries, Inc. (filed as Exhibit 3(ii) to Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

    10.1 -   Powell Industries, Inc., Management Incentive Plan 1995.

    10.2 - Salary Continuation Agreement with William E. Powell, dated July 17, 1984 (filed as Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

    10.3 -   Description of Supplemental Executive Benefit Plan (filed as
             Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

    10.4 - Loan agreements dated June 26, 1990 between Powell Industries, Inc. and Metropolitan Life Insurance Company and Metropolitan Property and Casualty Insurance Company (filed as an Exhibit to the Company's Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference).

    10.5 - Credit Agreement dated October 20, 1995 between Powell Industries, Inc. and First Interstate Bank of Texas, N. A.

    10.6 -   1992 Powell Industries, Inc. Employee Stock Option Plan (filed as
             Exhibit 4.2 to the Company's registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

    10.7 -   The Powell Industries, Inc. Directors' Fees  Program (filed as
             Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

    21.1 -   Subsidiaries of the Company.

    23.1 -   Consent of Independent Public Accountants.

    27.0 -   Financial data schedule.

   (b)  Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POWELL INDUSTRIES, INC.


                       By  THOMAS W. POWELL
                           -------------------
                           Thomas W. Powell
                           President and
                           Chief Executive Officer
                           (Principal Executive Officer)


                       By  J.F. AHART
                           ---------------------
                           J.F. Ahart
                           Vice President
                           Secretary and Treasurer
                           (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

         Signature                                     Title
         ---------                                     -----
           THOMAS W. POWELL                            Chairman of the Board
---------------------------------------------
           Thomas W. Powell

           EUGENE L. BUTLER                            Director
---------------------------------------------
           Eugene L. Butler

           EVERETT N. DEVAULT                          Director
---------------------------------------------
           Everett N. DeVault

           BONNIE L. POWELL                            Director
---------------------------------------------
           Bonnie L. Powell

           STEPHEN W. SEALE, JR.                       Director
----------------------------------------------
           Stephen W. Seale, Jr.

           ELBERT D. STEWART                           Director
----------------------------------------------
           Elbert D. Stewart

           D.D. SYKORA                                 Director
----------------------------------------------
           D.D. Sykora

           LAWRENCE R. TANNER                          Director
----------------------------------------------
           Lawrence R. Tanner

           RONALD J. WOLNEY                            Director
----------------------------------------------
           Ronald J. Wolney


Date: January 13, 1996

                                    PART IV

                               INDEX TO EXHIBITS

EXHIBITS

      3.1 - Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as
            Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for the quarter ended April 30, 1992, respectively, and incorporated herein by reference.)

      3.2 - By-laws of Powell Industries, Inc. (filed as Exhibit 3(ii) to Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

     10.1 - Powell Industries, Inc., Management Incentive Plan 1995.

     10.2 - Salary Continuation Agreement with William E. Powell, dated July 17, 1984 (filed as Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference.)

     10.3 - Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

     10.4 - Loan agreements dated June 26, 1990 between Powell Industries, Inc. and Metropolitan Life Insurance Company and Metropolitan Property and Casualty Insurance Company (filed as an Exhibit to the Company's Form 10-Q for the quarter ended July 31, 1990, and incorporated herein by reference).

     10.5 - Credit Agreement dated October 20, 1995 between Powell Industries, Inc. and First Interstate Bank of Texas, N.A.

     10.6 - 1992 Powell Industries, Inc. Employee Stock Option Plan (filed as
            Exhibit 4.2 to the Company's registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

     10.7 - The Powell Industries, Inc. Directors' Fees Program (filed as
            Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

     21.1 - Subsidiaries of the Company.

     23.1 - Consent of Independent Public Accountants.

     27.0 - Financial data schedule.