Form 10-Q
period 1996-01-31
POWELL INDUSTRIES INC
filed 1996-03-14
CIK 80420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________


                         COMMISSION FILE NUMBER 0-6050

                            POWELL INDUSTRIES, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                NEVADA                             88-0106100
-------------------------------------        ---------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     8550 Mosley Drive, Houston, Texas               77075-1180
-------------------------------------------      -----------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 -----      -----

Common Stock, par value $.01 per share; 10,542,704 shares outstanding on January 31, 1996.

                            POWELL INDUSTRIES, INC.

PART I - Financial Information

         Item 1.  Financial Statements ...................................................   3 - 7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations ...............................................   8 - 9

PART II - Other Information and Signatures ...............................................   10 - 12

                    Powell Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                                                                January 31,       October 31,
                                                                                                    1996             1995
Assets                                                                                          (unaudited)
                                                                                                -----------       -----------
Current Assets:
  Cash and cash equivalents...............................................................          $1,131            $3,035
  Accounts receivable, less allowance for doubtful accounts
    of $729 and $724, respectively........................................................          42,754            32,181
  Costs and estimated earnings in excess of billings......................................          13,038            14,725
  Inventories.............................................................................          19,084            20,114
  Deferred income taxes...................................................................             968             1,039
  Income taxes receivable.................................................................               0               718
  Prepaid expenses and other current assets...............................................           1,373             1,889
                                                                                                 -----------      -----------
    Total Current Assets..................................................................          78,348            73,701
Property, plant and equipment, net........................................................          16,087            16,271
Deferred income taxes.....................................................................           1,337             1,286
Other assets..............................................................................           5,560             5,624
                                                                                                 -----------      -----------
    Total Assets..........................................................................        $101,332           $96,882
                                                                                                 ===========      ===========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable.......................................................         $13,518           $10,843
  Accrued salaries, bonuses and commissions...............................................           4,257             5,387
  Accrued product warranty................................................................           3,155             3,015
  Other accrued expenses..................................................................           2,792             3,706
  Billings in excess of costs and estimated earnings .....................................           7,416             5,563
  Current maturities of long-term debt....................................................           2,813             2,813
                                                                                                 -----------      -----------
    Total Current Liabilities.............................................................          33,951            31,327
Long-term debt............................................................................           3,750             3,750
Deferred compensation expense.............................................................           2,175             2,006
Postretirement benefits liability.........................................................           2,075             2,142

Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01 a share; 15,000,000 shares authorized; 10,542,704
    shares issued and outstanding ........................................................             105               105
  Additional paid-in capital..............................................................           5,062             5,062
  Retained earnings.......................................................................          57,867            56,183
  Deferred compensation-ESOP..............................................................          (3,653)           (3,693)
                                                                                                 -----------      -----------
    Total Stockholders' Equity............................................................          59,381            57,657
                                                                                                 -----------      -----------
    Total Liabilities and Stockholders' Equity............................................        $101,332           $96,882
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

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                                Three Months Ended January 31,
                                                                                                ---------------------------------
                                                                                                     1996             1995
                                                                                                -----------      -----------
Revenues..................................................................................         $49,568           $36,589

Cost of goods sold........................................................................          39,254            28,998
                                                                                                -----------      -----------
Gross profit..............................................................................          10,314             7,591

Selling, general and administrative expenses..............................................           7,655             6,337
                                                                                                -----------      -----------
Earnings from operations..................................................................           2,659             1,254

Interest, net.............................................................................              43               122
                                                                                                -----------      -----------
Net earnings before income taxes..........................................................           2,616             1,132

Income tax provision......................................................................             932               329
                                                                                                -----------      -----------
Net earnings .............................................................................          $1,684              $803
                                                                                                ===========      ===========


Net earnings per common and common equivalent share.......................................           $0.16             $0.08
                                                                                                -----------      -----------

Weighted average number of shares outstanding.............................................      10,695,776        10,517,704
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

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                                                Three Months Ended January 31,
                                                                                                ------------------------------
                                                                                                     1996             1995
                                                                                                -----------       -----------
Operating Activities:
  Net earnings............................................................................          $1,684              $803
  Adjustments to reconcile net earnings to net cash used in
  operating activities:
    Depreciation and amortization.........................................................             967               851
    Postretirement benefit liability......................................................             (67)              (24)
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................         (10,573)           (2,733)
      Costs and estimated earnings in excess of billings..................................           1,687            (1,635)
      Inventories.........................................................................           1,030            (2,579)
      Prepaid expenses and other current assets...........................................             516              (518)
      Other assets........................................................................             (45)              (31)
      Accounts and income taxes payable or receivable.....................................           3,393             1,296
      Accrued liabilities.................................................................          (1,904)           (2,626)
      Billings in excess of costs and estimated earnings..................................           1,853             2,962
      Other long-term liabilities.........................................................             208            ---
                                                                                                -----------       -----------
Net cash used in operating activities.....................................................          (1,251)           (4,234)
                                                                                                -----------       -----------

Investing Activities:
  Purchases of property, plant, and equipment.............................................            (653)             (632)
                                                                                                -----------       -----------
Net cash used in investing activities.....................................................            (653)             (632)
                                                                                                -----------       -----------

Net decrease in cash and cash equivalents.................................................          (1,904)           (4,866)
Cash and cash equivalents at beginning of period..........................................           3,035             7,598
                                                                                                -----------       -----------
Cash and cash equivalents at end of period................................................          $1,131            $2,732
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



B.  INVENTORY

                                                                                             January 31,          October 31,
                                                                                                1996                 1995
                                                                                              (unaudited)
                                                                                             --------------       -----------

The components of inventory are summarized below (in thousands):

Raw materials and subassemblies...........................................................         $13,328           $12,469
Work-in-process...........................................................................           5,756             7,645
                                                                                             --------------       -----------
Total inventories.........................................................................         $19,084           $20,114
                                                                                             =============        ===========


C.  PROPERTY, PLANT AND EQUIPMENT                                                             January 31,          October 31,
                                                                                                 1996                1995
                                                                                              (unaudited)
                                                                                             --------------       -----------
Property, plant and equipment is summarized below (in thousands):

Land......................................................................................          $2,514            $2,514
Buildings and improvements................................................................          14,865            14,777
Machinery and equipment...................................................................          24,222            23,889
Furniture & fixtures......................................................................           3,981             3,910
Construction in process...................................................................             518               417
                                                                                             --------------       -----------
                                                                                                    46,100            45,507
Less-accumulated depreciation.............................................................          30,013            29,236
                                                                                             --------------       -----------
Total property, plant and equipment, net..................................................         $16,087           $16,271
                                                                                             ==============       ===========

Part I
  Item 1


D.  OTHER FINANCIAL INFORMATION

                                                                                                      Quarter Ended
                                                                                                       January 31,
                                                                                                       (unaudited)
                                                                                                 ----------------------------
                                                                                                      1996             1995
                                                                                                 -----------      -----------

Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:
     Interest.............................................................................            $367              $488
                                                                                                 ===========      ===========
     Income taxes.........................................................................           ---                $275
                                                                                                 ===========      ===========




E.  PRODUCTION CONTRACTS

     Contracts for which the percentage-of-completion accounting method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.

                                                                                                  January 31,      October 31,
                                                                                                     1996             1995
                                                                                                 (unaudited)
                                                                                                --------------   ---------------
     The components of these contracts are as follows (in thousands):

     Costs and estimated earnings.........................................................         $41,685           $50,282

     Progress billings....................................................................         (28,647)          (35,557)
                                                                                                 ----------       ----------
     Total costs and estimated earnings in excess of billings.............................         $13,038           $14,725
                                                                                                 ==========       ==========

     Progress billings....................................................................         $53,234           $29,682

     Costs and estimated earnings.........................................................         (45,818)          (24,119)
                                                                                                 ----------       ----------
     Total billings in excess of costs and estimated earnings.............................          $7,416            $5,563
                                                                                                 ==========       ==========

Part I
  Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $6,563,000 was outstanding as of January 31, 1996. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature through June 1997, with the next payment of $2,813,000 due in June 1996.

In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of January 31, 1996, the Company did not have borrowings outstanding under this line.


The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                  January 31,      October 31,      January 31,
                                     1996           1995              1995
         Working Capital          $44,397,000      $42,374,000      $40,282,000
         Current Ratio             2.31 to 1        2.35 to 1        2.37 to 1
         Debt to Capitalization     .10 to 1         .10 to 1         .15 to 1


Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at January 31, 1996, as compared to October 31, 1995 is due mainly to increased accounts receivable that were partially offset by increases in billings in excess of costs and estimated earnings and accounts payable. The primary reason for these changes was the increased business level.

The consolidated statements of cash flows show that approximately $1,900,000 of cash was used during the three months ended January 31, 1996. The increase in accounts receivables requiring the use of cash was due to the increased volume of business with extended progress and prebilling terms. The other major use of cash was the reduction of accrued liabilities. Costs and estimated earnings and inventories decreased and accounts payable increased, having a positive effect on the Company's cash flow during the quarter. The use of cash for capital expenditures during the three months of 1996 was $653,000 which was primarily invested in machinery and equipment.

The Company's fiscal 1996 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1996 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $1,131,000, funds generated from operating activities and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

Quarters Ended January 31                          1996            1995
-------------------------------------------------------------------------
Revenues                                           100.0%         100.0%
Gross Profit                                        20.8           20.7
Selling, general and administration
  expenses                                          15.4           17.3
Interest, net                                         .1             .3
Net earnings before income tax                       5.3            3.1
Income tax provision                                 1.9             .9
Net earnings                                         3.4            2.2


Revenues for the quarter ended January 31, 1996 were up 35 percent to $49,568,000 from $36,589,000 in the first quarter of last year. This increase in volume was due primarily to higher electrical distribution equipment product line revenues. However, all products had increases in the record first quarter results.

Gross profit, as a percentage of revenues, was 20.8 percent and 20.7 percent for the quarters ended January 31, 1996 and 1995.

Selling, general and administration expense as a percentage of revenues was 15.4% and 17.3% for the quarters ended January 31, 1996 and 1995. The decrease reflects the effect of higher revenue volume without corresponding increases in expense.

Interest, net is lower in 1996 than in 1995 due to the reduction in outstanding debt.

Income tax provision The effective tax rates were 35.6% and 29.1% for the quarters ended January 31, 1996 and 1995 respectively. The lower than statutory rate is due to larger foreign sales corporation credits in 1995 which are not projected for 1996.

Net earnings were $1,684,000 or $.16 per share for the first quarter of fiscal 1996, an increase of 109% from $803,000 or $.08 per share for the same period last year. This increase was mainly due to the higher revenue volume for the 1996 quarter.

The order backlog at January 31, 1996 was $125,329,000 compared to $112,569,000 at October 31, 1995. The increase is the result of record bookings in electrical distribution and control equipment. The total bookings of $62,328,000 during the quarter was the largest total for a quarter in the Company's history.

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

         b. Reports on Form 8K
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant

March 13, 1996                         /s/ THOMAS W. POWELL
--------------                    ----------------------------------------------
Date                                       Thomas W. Powell
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





March 13, 1996                         /s/ J.F. AHART
--------------                    ----------------------------------------------
Date                                       J.F. Ahart
                                           Vice President,
                                           Secretary-Treasurer
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                  EXHIBIT  INDEX


        27 -- Financial Data Schedule