Form 10-Q
period 1996-04-30
POWELL INDUSTRIES INC
filed 1996-06-13
CIK 80420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q



(Mark one)
[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996
                                      or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period
         from                        to
              ----------------------    --------------------------


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
     ---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                NEVADA                                         88-0106100
- -------------------------------------                    ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)


     8550 Mosley Drive, Houston, Texas                           77075-1180
- -------------------------------------------                  ------------------
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
                                                    --------------

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----      -----

Common Stock, par value $.01 per share; 10,567,704 shares outstanding on April 30, 1996.

                            POWELL INDUSTRIES, INC.


PART I - Financial Information

         Item 1.  Financial Statements ...........................     3 - 8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations........................     9 - 10

PART II - Other Information and Signatures .......................     11 - 12

                              Powell Industries, Inc. and Subsidiaries
                                    Consolidated Balance Sheets
                                 (In Thousands, Except Share Data)



                                                                             April 30,     October 31,
ASSETS                                                                          1996          1995
                                                                            (unaudited)
                                                                            -----------    -----------
Current Assets:
  Cash and cash equivalents............................................        $  3,130       $ 3,035
  Accounts receivable, less allowance for doubtful accounts
     of $1,083 and $724, respectively..................................          50,028        32,181
  Costs and estimated earnings in excess of billings...................          11,635        14,725
  Inventories..........................................................          19,917        20,114
  Deferred income taxes................................................             486         1,039
  Income taxes receivable..............................................             ---           718
  Prepaid expenses and other current assets............................           1,501         1,889
                                                                               --------       -------
    Total Current Assets...............................................          86,697        73,701
Property, plant and equipment, net.....................................          15,918        16,271
Deferred income taxes, noncurrent......................................           1,667         1,286
Other assets...........................................................           5,457         5,624
                                                                               --------       -------
    Total Assets.......................................................        $109,739       $96,882
                                                                               ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and income taxes payable....................................        $ 14,856       $10,843
  Accrued salaries, bonuses and commissions............................           5,106         5,387
  Accrued product warranty.............................................           3,505         3,015
  Other accrued expenses...............................................           3,864         3,706
  Billings in excess of costs and estimated earnings ..................           9,408         5,563
  Current maturities of long-term debt.................................           2,813         2,813
                                                                               --------       -------
    Total Current Liabilities..........................................          39,552        31,327
Long-term debt.........................................................           3,750         3,750
Deferred compensation expense..........................................           2,079         2,006
Postretirement benefits liability......................................           2,013         2,142

Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 15,000,000 shares authorized; 10,567,704 and
    10,542,704, respectively, shares issued and outstanding ...........             106           105
  Additional paid-in capital...........................................           5,318         5,062
  Retained earnings....................................................          60,509        56,183
  Deferred compensation-ESOP...........................................          (3,588)       (3,693)
                                                                               --------       -------
    Total Stockholders' Equity.........................................          62,345        57,657
                                                                               --------       -------
    Total Liabilities and Stockholders' Equity.........................        $109,739       $96,882
                                                                               ========       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   Powell Industries, Inc. and Subsidiaries
              Consolidated Statements of Operations (unaudited)
                    (In Thousands, Except Per Share Data)



                                                                            Three Months Ended April 30,
                                                                            ----------------------------
                                                                                 1996           1995
                                                                              ----------     ----------
Revenues................................................................         $53,521        $41,398

Cost of goods sold......................................................          40,955         32,459
                                                                              ----------     ----------
Gross profit............................................................          12,566          8,939

Selling, general and administrative expenses............................           8,404          6,616
                                                                              ----------     ----------
Earnings from operations................................................           4,162          2,323

Interest, net...........................................................              82            145
                                                                              ----------     ----------
Earnings before income taxes............................................           4,080          2,178

Income tax provision....................................................           1,437            720
                                                                              ----------     ----------
Net earnings............................................................           2,643          1,458
                                                                              ==========     ==========


Net earnings per common and common equivalent share.....................         $  0.25        $  0.14
                                                                              ==========     ==========

Weighted average number of shares outstanding...........................      10,753,695     10,534,371
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

                   Powell Industries, Inc. and Subsidiaries
              Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                              Six Months Ended April 30,
                                                                              --------------------------
                                                                                  1996          1995
                                                                              -----------    -----------
Revenues................................................................         $103,090       $ 77,987

Cost of goods sold......................................................           80,210         61,457
                                                                              -----------    -----------
Gross profit............................................................           22,880         16,530

Selling, general and administrative expenses............................           16,060         12,952
                                                                              -----------    -----------
Earnings from operations................................................            6,820          3,578

Interest, net...........................................................              125            268
                                                                              -----------    -----------
Earnings before income taxes............................................            6,695          3,310

Income tax provision....................................................            2,369          1,049
                                                                              -----------    -----------
Net earnings............................................................         $  4,326       $   2,261



Net earnings per common and common equivalent share.....................         $   0.40       $   0.21
                                                                              ===========    ===========

Weighted average number of shares outstanding...........................       10,745,361     10,526,037
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

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                                               Six Months Ended April 30,
                                                                                             -----------------------------
                                                                                                   1996          1995
                                                                                               -----------    -----------
Operating Activities:
  Net earnings............................................................................          $4,326        $2,261
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization.........................................................           1,974         1,710
    Deferred income taxes.................................................................             172          (415)
    Postretirement benefits liability.....................................................            (129)          (48)
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................         (17,847)       (2,568)
      Costs and estimated earnings in excess of billings..................................           3,090        (3,736)
      Inventories.........................................................................             197        (4,402)
      Prepaid expenses and other current assets...........................................             388          (655)
      Other assets........................................................................             (88)         (168)
      Accounts payable and income taxes payable or receivable.............................           4,731         2,700
      Accrued liabilities.................................................................             367        (2,589)
      Billings in excess of costs and estimated earnings..................................           3,845         2,297
      Deferred compensation expense.......................................................             178           345
                                                                                               -----------    -----------
Net cash provided by (used in) in operating activities....................................           1,204        (5,268)
                                                                                               -----------    -----------
Investing Activities:
  Purchases of property, plant, and equipment.............................................          (1,366)       (1,248)
                                                                                               -----------    -----------
Net cash used in investing activities.....................................................          (1,366)       (1,248)
                                                                                               -----------    -----------
Financing Activities:
  Exercise of stock grants................................................................             257           156
                                                                                               -----------    -----------
Net cash provided by financing activities.................................................             257           156
                                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents......................................              95        (6,360)
Cash and cash equivalents at beginning of period..........................................           3,035         7,598
                                                                                               -----------    -----------
Cash and cash equivalents at end of period................................................          $3,130        $1,238
                                                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

Part I
  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations and of cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10K.



B.  INVENTORY

                                                                                                 April 30,    October 31,
                                                                                                   1996          1995
                                                                                               (unaudited)
                                                                                               ------------   -----------
The components of inventory are summarized below (in thousands):

Raw materials, parts and subassemblies....................................................         $13,355       $12,469
Work-in-process...........................................................................           6,562         7,645
                                                                                               -----------    -----------
Total inventories.........................................................................         $19,917       $20,114
                                                                                               ===========    ===========

C.  PROPERTY, PLANT AND EQUIPMENT

                                                                                                 April 30,    October 31,
                                                                                                   1996          1995
                                                                                               (unaudited)
                                                                                               ------------   -----------
Property, plant and equipment is summarized below (in thousands):

Land......................................................................................         $ 2,514       $ 2,514
Buildings and improvements................................................................          14,866        14,777
Machinery and equipment...................................................................          24,724        23,889
Furniture & fixtures......................................................................           4,090         3,910
Construction in progress..................................................................             557           417
                                                                                               -----------   -----------
                                                                                                    46,751        45,507
Less-accumulated depreciation.............................................................         (30,833)      (29,236)
                                                                                               -----------   -----------
Total property, plant and equipment, net..................................................         $15,918       $16,271
                                                                                               ===========   ===========

Part I
  Item 1


D.  Other Financial Information (unaudited)

                                                                                                     Six months ended
                                                                                                         April 30,
                                                                                               --------------------------
                                                                                                   1996          1995
                                                                                               -----------    -----------
Supplemental disclosure of cash flow information (in thousands):
  Cash paid during the period for:
     Interest.............................................................................         $   357       $   501
                                                                                               ===========   ===========
     Income taxes.........................................................................         $ 1,500       $ 1,620
                                                                                               ===========   ===========



E.  Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                                                April 30,     October 31,
                                                                                                   1996          1995
                                                                                               (unaudited)
                                                                                               ------------   -----------
     Costs and estimated earnings.........................................................         $40,937       $50,282

     Progress billings....................................................................         (29,302)      (35,557)
                                                                                                ----------   -----------
     Total costs and estimated earnings in excess of billings.............................         $11,635       $14,725
                                                                                              ===========    ===========

     Progress billings....................................................................         $65,380       $29,682

     Costs and estimated earnings.........................................................         (55,972)      (24,119)
                                                                                                ----------    ----------
     Total billings in excess of costs and estimated earnings.............................         $ 9,408       $ 5,563
                                                                                               ===========   ===========

Part I
  Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES


During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $6,563,000 was outstanding as of April 30, 1996. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature through June 1997, with the next payment of $2,813,000 due in June 1996.

In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of April 30, 1996, the Company did not have borrowings outstanding under this line.



The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                            April 30,        October 31,      April 30,
                                              1996             1995             1995
         Working Capital                   $47,145,000      $42,374,000      $42,109,000
         Current Ratio                       2.19 to 1        2.35 to 1        2.38 to 1
         Debt to Capitalization               .10 to 1         .10 to 1         .15 to 1



The consolidated statements of cash flows show that approximately $95,000 of cash was generated during the six months ended April 30, 1996. The increases in accounts receivable requiring the use of cash was due to the increased volume of business and product shipment delays. Increases in billings in excess of costs and estimated earnings and accounts payable had a positive effect on the Company's cash flow during the quarter. The use of cash for capital expenditures during the six months of 1996 was $1,366,000 which was mainly invested in machinery and equipment.

The Company's fiscal 1996 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1996 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $3,130,000, funds generated from operating activities and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                                          April 30,
                                                                          ---------
                                                           1996                                1995
- ----------------------------------------------------------------------------------------------------------
                                             three months   six months     three months         six months
                                                ended         ended            ended              ended
                                             -----------    ----------     ------------         ----------
Revenues                                        100.0%         100.0%         100.0%            100.0%
Gross Profit                                     23.5           22.2           21.6              21.2
Selling, general and administrative
  expenses                                       15.7           15.6           16.0              16.6
Interest, net                                      .2             .1             .4                .4
Net earnings before income tax                    7.6            6.5            5.2               4.2
Income tax provision                              2.7            2.3            1.7               1.3
Net earnings                                      4.9            4.2            3.5               2.9


Revenues for the quarter ended April 30, 1996 were up 29 percent to $53,521,000 from $41,398,000 in the second quarter of last year. Revenues for the six months ended April 30, 1996 were up 32 percent to $103,090,000 from $77,987,000 in the first six months of last year. This increase in volume was due to higher electrical distribution equipment product line revenues which were partially offset by lower revenues from process control product lines.

Gross profit, as a percentage of revenues, was 23.5 percent and 21.6 percent for the quarters ended April 30, 1996 and 1995. The gross profit percentage for the six months ended April 30, 1996 and 1995 was 22.2 percent and 21.2 percent, respectively. The higher percents in 1996 were due to changes in product mix shipped during 1996 and efficiencies due to the increased volume of activity.

Selling, general and administrative expenses as a percentage of revenues was
15.7 percent and 16 percent for the quarters ended April 30, 1996 and 1995. These percentages for the six months ended April 30, 1996 and 1995 were 15.6 percent and 16.6 percent. The change in percent reflects the effect of higher revenue volume without a corresponding increase in expenses.

Interest, net is lower in 1996 than in 1995 due to the scheduled annual reduction in outstanding debt.

Income tax provision The effective tax rate was 35.2 percent and 33.1 percent for the quarters ended April 30, 1996 and 1995. For the six months ended April 30, 1996 and 1995 the effective tax rate was 35.4 percent and 31.7 percent respectively. The increase was primarily due to higher foreign sales corporation credits in the previous year and the higher projected tax rate for 1996 due to an increased level of taxable income.

Net earnings were $2,643,000 or $.25 per share for the second quarter of fiscal 1996, an increase of 81 percent from $1,458,000 or $.14 per share for the same period last year. For the six months ended April 30, 1996, net earnings were $4,326,000 or $.40 per share, compared with $2,261,000 or $.21 per share for the first six months of fiscal 1995, an increase of 91 percent. The increases for the two quarters of 1996 were mainly due to the higher revenue volumes.


The order backlog at April 30, 1996 was $130.4 million compared to $112.6 million at October 31, 1995.

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

ITEM 3.          Defaults Upon Senior Securities
                 Not applicable

ITEM 4.          Submission of Matters to a Vote of Security Holders
                 None

ITEM 5.          Other Information
                 None

ITEM 6.          Exhibits and Reports on Form 8-K

                 a. Exhibits
                 10.7 Powell Industries, Inc. Executive Severance Protection
                      Plan dated March 15, 1996.

                 10.8 Powell Industries, Inc. Amendment to Employee Stock
                      Option Plan.

                 27.0 Financial Data Schedule

                 b. Reports on Form 8K
                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant

June 07, 1996                           /s/ Thomas W. Powell
- -------------                     ----------------------------------------------
Date                                       Thomas  W. Powell
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





June 07, 1996                           /s/ J. F. Ahart
- -------------                     ----------------------------------------------
Date                                       J.F. Ahart
                                           Vice President,
                                           Secretary-Treasurer
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX



     10.7 Powell Industries, Inc. Executive Severance Protection Plan dated March 15, 1996.

     10.8     Powell Industries, Inc. Amendment to Employee Stock
              Option Plan.

     27.0     Financial Data Schedule