Form 10-Q
period 1996-07-31
POWELL INDUSTRIES INC
filed 1996-09-13
CIK 80420

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ______________________


                        COMMISSION FILE NUMBER 0-6050

                           POWELL INDUSTRIES, INC.
  ________________________________________________________________________
           (Exact name of registrant as specified in its charter)


                NEVADA                                    88-0106100
__________________________________________     ________________________________
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


     8550 Mosley Drive, Houston, Texas                   77075-1180
__________________________________________     ________________________________
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----       ------

Common Stock, par value $.01 per share; 10,572,084 shares outstanding on July 31, 1996.

                            POWELL INDUSTRIES, INC.


PART I - Financial Information

         Item 1.  Financial Statements ......................................    3 - 9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations...................................   10 - 12

PART II - Other Information and Signatures ..................................   13 - 14


                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 July 31,     October 31,
Assets                                                                                             1996           1995
                                                                                               (unaudited)     (Restated)
                                                                                               -----------    -----------
Current Assets:
  Cash and cash equivalents...............................................................          $7,199         $2,796
  Accounts receivable, less allowance for doubtful accounts
     of $540 and $688, respectively.......................................................          39,182         25,921
  Costs and estimated earnings in excess of billings......................................          12,969         11,114
  Inventories.............................................................................          15,592         15,062
  Deferred income taxes...................................................................             267          1,039
  Income taxes receivable.................................................................           3,216            718
  Prepaid expenses and other current assets...............................................           1,190          1,693
                                                                                               -----------    -----------
    Total Current Assets..................................................................          79,615         58,343
Property, plant and equipment, net........................................................          13,613         14,166
Deferred income taxes, noncurrent.........................................................           1,814          1,286
Other assets..............................................................................           4,632          4,850
Net assets of discontinued operations.....................................................             ---         12,074
                                                                                               -----------    -----------
    Total Assets..........................................................................         $99,674        $90,719
                                                                                               ===========    ===========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable.......................................................         $10,685         $8,657
  Accrued salaries, bonuses and commissions...............................................           5,036          4,716
  Accrued product warranty................................................................           1,481          1,375
  Other accrued expenses..................................................................           6,805          3,496
  Billings in excess of costs and estimated earnings .....................................           6,430          4,107
  Current maturities of long-term debt....................................................           3,750          2,813
  Net liabilities of discontinued operations..............................................           1,607            ---
                                                                                               -----------    -----------
    Total Current Liabilities.............................................................          35,794         25,164
Long-term debt............................................................................             ---          3,750
Deferred compensation expense.............................................................           2,175          2,006
Postretirement benefits liability.........................................................           1,712          2,142


Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 15,000,000 shares authorized; 10,572,084 and
     10,542,704, respectively, shares issued and outstanding .............................             106            105
  Additional paid-in capital..............................................................           5,346          5,062
  Retained earnings.......................................................................          58,050         56,183
  Deferred compensation-ESOP..............................................................          (3,509)        (3,693)
                                                                                               -----------    -----------
    Total Stockholders' Equity............................................................          59,993         57,657
                                                                                               -----------    -----------
    Total Liabilities and Stockholders' Equity............................................         $99,674        $90,719
                                                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               Three Months Ended July 31,
                                                                                              -----------------------------
                                                                                                   1996           1995
                                                                                               -----------    -----------
Revenues..................................................................................         $45,838        $34,587

Cost of goods sold........................................................................          33,624         26,639
                                                                                               -----------    -----------
Gross profit..............................................................................          12,214          7,948

Selling, general and administrative expenses..............................................           7,462          5,371
                                                                                               -----------    -----------
Earnings from operations..................................................................           4,752          2,577

Interest, net.............................................................................              29            179
                                                                                               -----------    -----------
Earnings from continuing operations before
  income tax provision....................................................................           4,723          2,398

Income tax provision......................................................................           1,677            406
                                                                                               -----------    -----------
Earnings from continuing operations.......................................................          $3,046         $1,992

Discontinued operations:
  Loss from operations, net of income tax benefit
  of $2,104,000 and $114,000 respectively.................................................          (3,824)          (554)

  Loss on disposal, net of income tax benefit
  of $926,000.............................................................................          (1,682)           ---
                                                                                               -----------    -----------

Net earnings (loss).......................................................................         ($2,460)        $1,438
                                                                                               ===========    ===========

Net earnings (loss) per common and common equivalent share:
  Continuing operations...................................................................           $0.28          $0.19

  Discontinued operations.................................................................           (0.51)         (0.05)
                                                                                               -----------    -----------
  Net earnings (loss) per common and
    common equivalent share outstanding...................................................          ($0.23)         $0.14
                                                                                               ===========    ===========
Weighted average number of common
  and common equivalent shares outstanding................................................      10,759,428     10,542,704
                                                                                               ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               Nine Months Ended July 31,
                                                                                             ------------------------------
                                                                                                   1996           1995
                                                                                               -----------    -----------
Revenues..................................................................................        $128,320        $97,464

Cost of goods sold........................................................................          96,125         75,375
                                                                                               -----------    -----------
Gross profit..............................................................................          32,195         22,089

Selling, general and administrative expenses..............................................          19,930         14,792
                                                                                               -----------    -----------
Earnings from operations..................................................................          12,265          7,297

Interest, net.............................................................................             154            447
                                                                                               -----------    -----------
Earnings from continuing operations before
  income taxes............................................................................          12,111          6,850

Income tax provision......................................................................           4,293          1,822
                                                                                               -----------    -----------
Earnings from continuing operations.......................................................          $7,818         $5,028

Discontinued operations:
  Loss from operations, net of income tax benefit
  of $2,350,000 and $481,000, respectively................................................          (4,270)        (1,329)

  Loss on disposal, net of income tax benefit
  of $926,000.............................................................................          (1,682)           ---
                                                                                               -----------    -----------

Net earnings (loss).......................................................................          $1,866         $3,699
                                                                                               ===========    ===========

Net earnings (loss) per common and common equivalent share:
  Continuing operations...................................................................           $0.73          $0.48

  Discontinued operations.................................................................           (0.56)         (0.13)
                                                                                               -----------    -----------
  Net earnings per common and common equivalent share.....................................           $0.17          $0.35
                                                                                               ===========    ===========
Weighted average number of common
  and common equivalent shares outstanding................................................      10,747,130     10,531,593
                                                                                               ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  Nine Months Ended July 31,
                                                                                                  --------------------------
                                                                                                     1996           1995
                                                                                                  ----------     -----------
Operating Activities:
  Net earnings............................................................................          $1,866         $3,699
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization.........................................................           3,211          2,044
    Deferred income taxes.................................................................             244            256
    Gain on sale of U.S. Turbine Corp.....................................................             (87)           ---
    Postretirement benefits liability.....................................................            (430)           (72)
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................         (13,261)        (2,616)
      Costs and estimated earnings in excess of billings..................................          (1,855)        (2,074)
      Inventories.........................................................................            (530)        (3,973)
      Prepaid expenses and other current assets...........................................             503           (508)
      Other assets........................................................................            (350)         1,008
      Accounts payable and income taxes payable or receivable.............................            (470)           647
      Accrued liabilities.................................................................           3,735         (2,101)
      Billings in excess of costs and estimated earnings..................................           2,323          2,514
      Deferred compensation expense.......................................................             353            548
      Changes in net assets of discontinued operations....................................          10,838            (49)
                                                                                               -----------    -----------
Net cash provided by (used in) operating activities.......................................           6,090           (677)
                                                                                               -----------    -----------
Investing Activities:
  Purchases of property, plant, and equipment.............................................          (2,089)        (2,209)
  Proceeds from sale of the assets of U.S. Turbine Corp...................................           3,430            ---
                                                                                               -----------    -----------
Net cash provided by (used in) investing activities.......................................           1,341         (2,209)
                                                                                               -----------    -----------
Financing Activities:
  Net proceeds from revolving line of credit..............................................             ---          1,600
  Payments of long-term debt..............................................................          (2,813)        (2,813)
  Issuance of note receivable.............................................................            (500)           ---
  Exercise of stock grants and options....................................................             285            157
                                                                                               -----------    -----------
Net cash used in financing activities.....................................................          (3,028)        (1,056)
                                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents......................................           4,403         (3,942)
Cash and cash equivalents at beginning of period..........................................           2,796          7,301
                                                                                               -----------    -----------
Cash and cash equivalents at end of period................................................          $7,199         $3,359
                                                                                               ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

Part I
  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the
company's latest annual report.   Prior year amounts in the Consolidated
Financial Statements and Notes to Consolidated Financial Statements have been restated to reflect the Company's discontinued operations. Additionally, certain prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

B.  DISCONTINUED OPERATIONS

     On July 26, 1996, the Company completed the sale of the assets and business of its power generation set packaging business to Rolls-Royce Acquisition Corporation. This business was operated by U.S. Turbine Corp., the Company's subsidiary in Maineville, Ohio. Total consideration, as adjusted, was $12,889,000, including $3,660,000 of cash, a $500,000 note receivable bearing interest at the prime rate, due July 1997 and the assumption of liabilities of $8,729,000. The Company recognized a gain on the sale of $87,000, net of taxes. The Company has also guaranteed the collection of certain accounts receivables and the salability of certain inventory. The Company recognized net losses from operations of $2,636,000 and $440,000 for the quarters ended July 31, 1996 and 1995, respectively. For the nine months ended July 31, 1996 and 1995, losses from discontinued operations for U.S. Turbine Corp. were $2,908,000 and $817,000, respectively.

     Included in the discontinued operations for the quarter and the nine months ended July 31, 1996 is an accrual of $3,000,000 ($1,950,000 net of tax) for legal fees related to the NatWest litigation that is believed to be sufficient to provide legal services through trial. (See Part II, Item 1 on page 13)

     The components of net assets of the U.S. Turbine Corp. discontinued operations are summarized below.

                                                                                                 July 31,      October 31,
                                                                                                   1996           1995
                                                                                                (unaudited)    (unaudited)
                                                                                                -----------    -----------
Total current assets......................................................................            $194        $12,375
Total assets..............................................................................             195         14,197
Total current liabilities.................................................................             604          5,366
                                                                                               -----------    -----------
Net assets (liabilities)..................................................................           ($409)        $8,831
                                                                                               ===========    ===========

     On August 1, 1996, the Company announced its intentions to discontinue its operations in the microprocessor-based process control systems and equipment business line. A formal plan of discontinuance has been developed and it is anticipated that the project will be completed by December 31, 1996. The Company recognized expected losses on disposal of $1,769,000, net of income tax benefit and net losses from operations for the quarters ended July 31, 1996 and 1995 of $1,188,000 and $114,000, respectively. For the nine months ended July 31, 1996 and 1995 the discontinued losses from operations for Powell-Process Systems, Inc. were $1,362,000 and $512,000, respectively.

The components of net assets of the Powell-Process Systems, Inc. discontinued operations are summarized below.

                                                                                                 July 31,      October 31,
                                                                                                   1996           1995
                                                                                                (unaudited)    (unaudited)
                                                                                                ------------   -----------
Total current assets......................................................................          $1,169         $2,983
Total assets..............................................................................           1,207          4,040
Total current liabilities.................................................................           2,405            797
                                                                                               -----------    -----------
Net assets (liabilities)..................................................................         ($1,198)        $3,243
                                                                                               ===========    ===========



     Revenues of U.S. Turbine Corp. and Powell Process Systems, Inc., net of intercompany sales, were $8,446,000 and $5,689,000 for the quarters ended July 31, 1996 and July 31, 1995, respectively, and $28,547,000 and $20,498,000 for the nine months ended July 31, 1996 and July 1995, respectively.


     The sale of the assets of U.S. Turbine Corp. and the discontinuation of the operations of Powell-Process Systems, Inc. are being accounted for as discontinued operations and, accordingly, their operating results are reported in this manner for all periods presented in the accompanying consolidated financial statements.




C.  INVENTORY

                                                                                                  July 31,     October 31,
                                                                                                    1996           1995
                                                                                                (unaudited)     (Restated)
                                                                                                -----------     ----------
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies...........................................................          $9,708         $7,856
Work-in-process...........................................................................           5,884          7,206
                                                                                               -----------    -----------
Total inventories.........................................................................         $15,592        $15,062
                                                                                               ===========    ===========


D.  PROPERTY, PLANT AND EQUIPMENT

                                                                                                  July 31,     October 31,
                                                                                                    1996           1995
                                                                                                (unaudited)     (Restated)
                                                                                                -----------     ----------
Property, plant and equipment are summarized below (in thousands):

Land......................................................................................          $2,362         $2,362
Buildings and improvements................................................................          13,255         13,119
Machinery and equipment...................................................................          22,481         19,706
Furniture & fixtures......................................................................           3,083          2,873
Construction in process...................................................................             364            417
                                                                                               -----------    -----------
                                                                                                    41,545         38,477
Less-accumulated depreciation.............................................................         (27,932)       (24,311)
                                                                                               -----------    -----------
Total property, plant and equipment, net..................................................         $13,613        $14,166
                                                                                               ===========     ==========

E.  Other Financial Information (unaudited)

                                                                                                   Nine Months Ended
                                                                                                       July 31,
                                                                                               --------------------------
                                                                                                   1996           1995
                                                                                               -----------    -----------
Supplemental disclosure of cash flow information (in thousands):
  Cash paid during the period for:
     Interest.............................................................................            $711         $1,012
                                                                                               ===========    ===========
     Income taxes.........................................................................          $3,000         $1,655
                                                                                               ===========    ===========



F.  Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                                                  July 31,     October 31,
                                                                                                    1996           1995
                                                                                                (unaudited)     (Restated)
                                                                                                -----------    -----------
     Costs and estimated earnings.........................................................         $46,352        $46,611

     Progress billings....................................................................         (33,383)       (35,497)
                                                                                                ----------     ----------
     Total costs and estimated earnings in excess of billings.............................         $12,969        $11,114
                                                                                                ==========     ==========
     Progress billings....................................................................         $51,672        $27,159

     Costs and estimated earnings.........................................................         (45,242)       (23,052)
                                                                                                ----------     ----------
     Total billings in excess of costs and estimated earnings.............................          $6,430         $4,107
                                                                                                ==========     ==========

Part I
Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $3,750,000 was outstanding as of July 31, 1996. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature June 1997, with the final payment of $3,750,000.

In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of July 31, 1996, the Company did not have borrowings outstanding under this line.


The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                   July 31,         October 31,      July 31,
                                     1996             1995             1995
                                                    (Restated)       (Restated)
Working Capital                   $43,821,000      $33,179,000      $35,733,000
Current Ratio                       2.22 to 1        2.32 to 1        2.55 to 1
Debt to Capitalization               .06 to 1         .11 to 1         .15 to 1

The consolidated statements of cash flows show that cash increased approximately $4,403,000 during the nine months ended July 31, 1996. The cash received related to the sale of the power generation set packaging business operated by U.S. Turbine corp. in July accounted for the majority of the increase. This was offset by larger accounts receivable requiring the use of cash due to the increased volume of business. The use of cash for capital expenditures during the nine months of 1996 was $2,089,000, which was mainly invested in machinery and equipment.

The Company's fiscal 1996 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1996 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $7,199,000, funds generated from operating activities, and funds available under its existing revolving credit line.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

All 1996 data, and comparable 1995 data, have been adjusted to reflect the sale of certain assets and business of U.S. Turbine Corp. and the discontinuation of operations of Powell-Process Systems, Inc., both occurring during the third quarter 1996.

                                                                     July 31,
                                                                     --------
                                                        1996                              1995
- ------------------------------------------------------------------------------------------------------------
                                             Three Months   Nine Months       Three Months       Nine Months
                                                Ended         Ended              Ended              Ended
                                             -----------    ----------         ----------         ----------
Revenues                                        100.0%        100.0%            100.0%             100.0%
Gross profit                                     26.7          25.1              23.0               22.7
Selling, general and administrative
  expenses                                       16.3          15.5              15.5               15.2
Interest, net                                      .1            .1                .5                 .5
Earnings from continuing operations
  before income tax                              10.3           9.4               6.9                7.0
Income tax provision                              3.7           3.3               1.2                1.9
Earnings from continuing operations               6.6           6.1               5.8                5.2
Loss from discontinued operations               (12.0)         (4.6)             (1.6)              (1.4)
Net earnings (loss)                              (5.4)          1.5               4.2                3.8

Revenues and earnings for the quarter ended July 31, 1996 were up 32% to $45,838,000 from $34,587,000 for the third quarter of last year. Earnings from continuing operations for the third quarter 1996 were $3,046,000, or $0.28 per share, compared to third quarter 1995 earnings from continuing operations of $1,992,000 or $0.19 per share. After accounting for discontinued operations, the Company recorded a net loss of $2,460,000, or $0.23 per share, compared to restated 1995 third quarter earnings of $1,438,000, or $0.14 per share. The charge for discontinued operations taken in the quarter was $5,506,000, or $0.51 per share. For the nine months ended July 31, 1996, revenues from continuing operations increased 32 percent to $128,320,000 from the restated $97,464,000 for the same period last year. Earnings from continuing operations for the first nine months of fiscal 1996 were $7,818,000, or $0.73 per share, an increase of 55 percent compared to $5,028,000, or $0.48 per share, for the same period last year. After accounting for the losses from discontinued operations, the Company reported net earnings in the first nine months of 1996 of $1,866,000, or $0.17 per share, versus net earnings of $3,699,000, or $0.35 per share, in the first nine months of 1995.

Gross profit, as a percentage of revenues, was 26.7% and 23.0% for the quarters ended July 31, 1996 and 1995. The gross profit percentage for the nine months ended July 31, 1996 and 1995 was 25.1% and 22.7%, respectively. The higher percentages in 1996 were due to higher volume and changes in product mix shipped during 1996.

Selling, general and administrative expense as a percentage of revenues was 16.3% and 15.5% for the quarters ended July 31, 1996 and 1995. The comparable percentages of revenues for the nine months ending July 31, 1996 and 1995 are 15.5% and 15.2%, respectively. The slightly higher percentages in 1996 were due to higher selling costs related to increased international revenues and increased stock based compensation costs due to higher stock prices.

Interest, net is lower in 1996 than in 1995 due to the reduction in outstanding debt.

Income tax provision had effective tax rates of 35.4% and 16.9% for the quarters ended July 31, 1996 and 1995. For the nine months ended July 31, 1996 and 1995 the effective tax rate was 35.5% and 26.6% respectively. The lower than statutory rates in 1995 were due to foreign sales corporation credits.

Earnings from continuing operations were $3,046,000 or $.28 per share for the third quarter of fiscal 1996, an increase of 53% from $1,992,000 or $.19 per share for the same period last year. The earnings from continuing operations for the nine months ended July 31, 1996 were $7,818,000, or $.73 per share, compared with $5,028,000, or $.48 per share for the first nine months of fiscal 1995, an increase of 55 percent. The increase in both 1996 periods reported were mainly due to the higher revenue volume and lower interest expense.

Discontinued operations

  The losses from operations of discontinued operations were $3,824,000 and $554,000 for the quarters ended July 31, 1996 and July 31, 1995, respectively. The losses from operations for the nine months ended July 31, 1996 and July 31, 1995 were $4,270,000 and $1,329,000, respectively. The losses in the current quarter and nine months to date includes an accrual for $3,000,000 for legal costs (see Part II, Item 1.) and the estimated costs to complete the formal plan of discontinuance of Powell-Process Systems, Inc.


Backlog

The order backlog for continuing operations at July 31, 1996 was $110,800,000, an increase of nearly 8 percent from the restated $102,900,000 at October 31, 1995, the end of the previous fiscal year.

Part II

                               OTHER INFORMATION

ITEM 1.          Legal Proceedings

                 In view of the termination of discovery on August 16, 1996 and the increased possibility of trial, the Company recorded during the quarter ending July 31, 1996 an additional accrual for legal fees in connection with the National Westminster Bank, plc litigation of $3,000,000.

ITEM 2.          Changes in Securities
                 None

ITEM 3.          Defaults Upon Senior Securities
                 Not applicable

ITEM 4.          Submission of Matters to a Vote of Security Holders
                 None

ITEM 5.          Other Information
                 None

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits
                 2.1 Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp. and Powell Industries, Inc. - filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference

                 2.2. First Amendment to Asset Purchase Agreement dated July 26, 1996 - filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference

                 27.0     Financial Data Schedule (electronic format, only)

                 (b)      Reports on Form 8-K

                          Form 8-K for the Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp. and Powell Industries, Inc. was filed dated August 8, 1996.

                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant


September 13, 1996                 /s/ THOMAS W. POWELL
- ------------------                 --------------------------------------------
                                   Thomas W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)





September 13, 1996                 /s/ J.F. AHART
- ------------------                 --------------------------------------------
                                   J.F. Ahart
                                   Vice President,
                                   Secretary-Treasurer
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

        2.1 Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp. and Powell Industries, Inc. - filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference

        2.2.     First Amendment to Asset Purchase Agreement dated July 26, 1996
                 - filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference

       27.0      Financial Data Schedule (electronic format, only)