Form 10-K
period 1996-10-31
POWELL INDUSTRIES INC
filed 1997-01-29
CIK 80420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                             ---------------------
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 0-6050

                             ---------------------

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

                     Common Stock, par value $.01 per share

     Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No  [ ]

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $85,137,000 as of January 14, 1997. The number of shares of the Company's Common Stock outstanding on that date was 10,604,471 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 annual meeting of stockholders to be filed not later than 120 days after October 31, 1996 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977. During 1996 the Company completed the sale of its gas turbine packaging business and its microprocessor based distributed control equipment business. These businesses were operated by U. S. Turbine Corp. and Powell-Process Systems Inc., wholly owned subsidiaries of the Company.

     The Company sells, designs, develops, manufactures, packages and services systems and equipment for the distribution, control and management of electrical energy and other dynamic processes. The Company's offices are located in Houston, Texas with plants located in Houston, Greenville and Jacinto Port, Texas; Elyria, Ohio; Franklin Park, Illinois; Fremont and Pleasanton, California; and Norcross, Georgia. Most of the products manufactured by the Company are made pursuant to specifications required for a particular order.

PRODUCTS AND SYSTEMS

     Powell designs, develops, manufactures, sells and services electrical power distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp. and Transdyn Controls, Inc. As applicable to the context, "Company' is also sometimes used herein to refer to Powell and its subsidiaries.

     The principal products are switchgear and related equipment, bus duct and process control systems. These products and systems are utilized primarily by refineries, petrochemical plants, utilities, paper mills, offshore platforms, commuter railways, vehicular transportation and numerous other industrial, commercial and governmental facilities. A brief description of each of the major products follows:

  Switchgear and other related Equipment:

     Free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment. Major electrical components include customized portable buildings (PCR(R)), circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers. During the fiscal years ended October 31, 1996, 1995 and 1994, sales and service of switchgear and other related equipment accounted for 76%, 73% and 71%, respectively, of consolidated revenues of the Company.

  Bus Duct:

     Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. Powell can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 15%, 15% and 15% of consolidated revenues for fiscal years 1996, 1995 and 1994, respectively.

  Process Control Systems:

     The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the transportation, environmental and utilities industries. During the fiscal years ended October 31, 1996, 1995 and 1994, sales of process control systems accounted for 9%, 12% and 14%, respectively, of consolidated revenues of the Company.

SUPPLIERS

     All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The Company has three principal suppliers of components and anticipates no difficulty in obtaining its components in sufficient quantities to support its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

     The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 1996, 1995 or 1994. Export revenues were $63,884,000, $39,491,000 and $41,151,000 in fiscal years 1996, 1995 and 1994, respectively. See Note H of the Notes to Consolidated Financial Statements showing in what geographic area these revenues were recorded.

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

EMPLOYEES

     At October 31, 1996, the Company employed 945 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

     The Company's backlog of orders was $106,457,000 and $103,315,000 at October 31, 1996 and 1995, respectively, and the percentage of its 1996 year end backlog that it does not expect to fill in fiscal year 1997 is 25%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1996, 1995 and 1994, the Company spent approximately $2,283,000, $1,843,000 and $1,670,000 respectively, on research and development programs.

ITEM 2. PROPERTIES

     The following table sets forth information about the Company's principal facilities at October 31, 1996.

                                      SQUARE
                                      FOOTAGE
        LOCATION           ACRES   OF FACILITIES                      OCCUPANCY
        --------           -----   -------------                      ---------
Owned:
  Franklin Park, IL......   2.0        58,000      Delta-Unibus Corp.
  Greenville, TX.........  19.0       109,000      Powell-ESCO Company
  Houston, TX............  21.4       303,000      Powell Electrical Manufacturing Co.
  Jacinto Port, TX.......  42.0         9,600      Powell Offshore Division
  Elyria, OH.............   8.6        64,000      Unibus, Inc.
Leased:
  Fremont, CA............              10,500      Powell-Innovative Breaker Technologies Division
  Pleasanton, CA.........              39,100      Transdyn Controls, Inc.
  Norcross, GA...........              19,200      Transdyn Controls, Inc.

ITEM 3. LEGAL PROCEEDINGS

     On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest is seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging fraud, bad faith and failure to preserve and protect its collateral and seeking a declaratory judgement that the Company is not in default of the Construction Guaranty.

     The ultimate disposition of the NatWest litigation is not presently determinable. Accordingly, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

     The Company is party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of October 31, 1996, there were approximately 951 holders of record of Powell Industries, Inc. common stock which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

     Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                              AVERAGE
                                                HIGH      LOW      LAST     DAILY VOLUME
                                               ------    -----    ------    ------------
1996
  First Quarter..............................  $ 8.88    $6.38    $ 8.50       23,295
  Second Quarter.............................   10.63     8.38      9.63       31,914
  Third Quarter..............................   12.38     9.13     10.00       29,380
  Fourth Quarter.............................   12.25     8.75     10.50       20,617
1995
  First Quarter..............................  $ 6.38    $5.13    $ 5.88       15,676
  Second Quarter.............................    6.38     5.63      5.88       20,061
  Third Quarter..............................    7.00     5.50      6.00       12,883
  Fourth Quarter.............................    7.25     5.75      6.88       21,438

     The Company has paid no dividends on its common stock during the last three years and anticipates that it will not do so in the foreseeable future. The terms of the Company's loan agreements restrict the payment of dividends. See Note F of the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                 YEARS ENDED OCTOBER 31,
                                         ------------------------------------------------------------------------
                                             1996           1995           1994           1993           1992
                                         ------------   ------------   ------------   ------------   ------------
Statements of operations data:
  Revenues.............................  $170,123,000   $139,534,000   $119,453,000   $ 94,790,000   $101,433,000
  Earnings from continuing
    operations.........................    10,758,000      7,080,000      4,559,000      3,555,000      7,961,000
  Earnings (loss) from discontinued
    operations (net of tax)............    (5,998,000)    (1,382,000)      (164,000)       964,000        448,000
  Cumulative effect of change in
    accounting principles (net of
    tax)...............................            --             --             --     (1,588,000)            --
                                         ------------   ------------   ------------   ------------   ------------
        Net earnings...................  $  4,760,000   $  5,698,000   $  4,395,000   $  2,931,000   $  8,409,000
                                         ============   ============   ============   ============   ============
Net earnings per common and common
  equivalent share:
  Continuing operations................  $       1.00   $        .67   $        .43   $        .34   $        .77
  Discontinued operations..............          (.56)          (.13)          (.01)           .09            .04
  Cumulative effect of change in
    accounting principles..............            --             --             --           (.15)            --
                                         ------------   ------------   ------------   ------------   ------------
        Net earnings per common and
          common equivalent share......  $        .44   $        .54   $        .42   $        .28   $        .81
                                         ============   ============   ============   ============   ============
Weighted average shares outstanding....    10,764,656     10,611,331     10,509,371     10,478,632     10,425,382
Balance Sheet Data:
  Working capital......................  $ 46,505,000   $ 32,642,000   $ 30,351,000   $ 33,153,000   $ 27,057,000
  Total assets.........................    99,523,000     90,534,000     84,327,000     76,114,000     74,495,000
  Long-term debt.......................            --      3,750,000      6,563,000      9,375,000     12,188,000
  Stockholders' equity.................    63,225,000     57,657,000     51,656,000     46,631,000     43,159,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements.

     Any forward-looking statements made by or on behalf of the Company are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, the following:

     - Difficulties in scheduling which could arise from the inability to obtain materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations,

     - Difficulties in scheduling which could arise from significant customer directed shipment delay,

     - Significant decrease in the Company's backlog,

     - Unforeseen political or economic problems in countries to which the Company exports its products,

     - Unforeseen material employee relations problems,

     - Problems in the quality, the design, the production methods or pricing of its products,

     - Unfavorable material litigation or claims made against the Company, and

     - Changes in general market conditions, competition and pricing.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Gross profit................................................   25.3     22.2     22.3
Selling, general and administrative expenses................   15.8     14.5     16.3
Interest, net...............................................     .1       .5       .6
Earnings from continuing operations.........................    6.3      5.1      3.8
Losses from discontinued operations.........................   (3.5)    (1.0)    (0.1)
Net earnings................................................    2.8      4.1      3.7

REVENUES

     The Company reported revenues of $170,123,000, $139,534,000 and $119,453,000 in fiscal years 1996, 1995 and 1994 respectively. Revenues increased 22% in fiscal year 1996 as compared to fiscal year 1995 due primarily to the increased volume of shipments of electrical distribution equipment to export customers. Revenues increased 17% in fiscal year 1995 as compared to fiscal year 1994 due primarily to the improvement in revenues of electrical distribution equipment to domestic transit customers.

     Export revenues continued to be an important component of the Company's operations accounting for 38%, 28% and 34% of consolidated revenues in fiscal years 1996, 1995 and 1994, respectively. A schedule is provided in Note H of the Notes to Consolidated Financial Statements showing in which geographic area these sales were made. Management anticipates that consolidated revenues will increase in fiscal 1997 and that export revenues will continue to contribute approximately 35% to 40% to consolidated revenues.

GROSS PROFIT

     Gross profit, as a percentage of revenues, was 25.3%, 22.2% and 22.3% in fiscal years 1996, 1995 and 1994, respectively. Gross profit improved in fiscal year 1996 from fiscal year 1995 due to improved prices, higher volumes and higher margin contracts and services resulting primarily from a more favorable economy in most of the markets in which the Company competes. Gross profit varied only slightly from fiscal year 1995 to fiscal year 1994 due to changes in product mix. The Company continues to focus on productivity improvements to respond to the competitive market it serves.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses as a percentage of revenues were 15.8%, 14.5% and 16.3% for fiscal years 1996, 1995 and 1994, respectively. The increase in fiscal year 1996, as a percentage of revenues is due to higher marketing, incentives and commissions expenses. The decrease in fiscal year 1995 as a percentage of revenues, is due to a higher revenue volume without a corresponding increase in costs.

INTEREST, NET

     Interest expense (net of interest income) is lower in fiscal years 1996 and 1995 primarily due to a reduction in total debt.

INCOME TAX PROVISION

     The effective tax rate on earnings from continuing operations before income taxes was 33%, 30% and 29% for fiscal years 1996, 1995 and 1994, respectively. The effective tax rates are lower than the statutory rate due primarily to foreign sales corporation credits.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations recorded in fiscal year 1996 were $10,758,000 or $1.00 per share. This represented a 52.0% percent increase in earnings when compared to fiscal year 1995 earnings. The increase was primarily due to the factors discussed above. Earnings from continuing operations recorded in fiscal year 1995 were $7,080,000 or $.67 per share, an increase of 55.3% compared to net earnings in fiscal year 1994.

DISCONTINUED OPERATIONS

     See Note L to Notes to Consolidated Financial Statements for discussion of the operations that were discontinued in fiscal year 1996.

NET EARNINGS

     Net earnings were $4,760,000 or $.44 per share in fiscal year 1996 compared to $5,698,000 or $.54 per share and $4,395,000 or $.42 per share in fiscal year 1995 and 1994, respectively. The losses from discontinued operations, explained in the previous paragraph, resulted in lower net earnings in fiscal year 1996 as compared to fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of October 31, 1996, the Company did not have borrowings outstanding under this revolving line of credit. The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management.

                                                 1996           1995           1994
                                              -----------    -----------    -----------
Working capital.............................  $46,505,000    $32,642,000    $30,351,000
Current ratio...............................    2.42 to 1      2.30 to 1      2.39 to 1
Debt to total capitalization................      .1 to 1        .1 to 1        .2 to 1

     Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at October 31, 1996, as compared to October 31, 1995, is due mainly to increases in accounts receivable and costs and estimated earnings in excess of billings, partially offset by increases in accrued liabilities.

     Capital expenditures totaled $3,349,000 during fiscal year 1996 compared to $3,378,000 during fiscal year 1995. During fiscal year 1996 the Company approved major capital expenditures for future plant expansions at three operating facilities totalling approximately $12,000,000. Management expects the Company's capital expenditures to increase substantially in fiscal year 1997 due to these plant expansions.

     The Company's fiscal year 1997 asset management program will continue to focus on the collection of receivables and reduction in inventories. Management believes that the cash and cash equivalents of $8,935,000 at October 31, 1996, along with funds generated from operating activities and funds available through borrowings from the credit line will be sufficient to meet the capital requirements and operating needs of the Company.

EFFECTS OF INFLATION AND RECESSION

     During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimize the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should improve slightly in 1997 and the Company does not anticipate significant increases in inflation in the immediate future.

NEW ACCOUNTING STANDARDS

     The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation" during its fiscal year ending October 31, 1997. Adoption of SFAS No. 121 will not have significant effect on the Company's consolidated financial statements. The Company expects to disclose the fair value of options granted in a footnote to its October 31, 1997 consolidated financial statements, as required by SFAS No. 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Public Accountants..................    9
  Consolidated Balance Sheets as of October 31, 1996 and
     1995...................................................   10
  Consolidated Statements of Operations for the three years
     ended October 31, 1996.................................   11
  Consolidated Statements of Stockholders' Equity for the
     three years ended October 31, 1996.....................   12
  Consolidated Statements of Cash Flows for the three years
     ended October 31, 1996.................................   13
  Notes to Consolidated Financial Statements................   14

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada Corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powell Industries, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
December 3, 1996

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                 OCTOBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Current Assets:
  Cash and cash equivalents.................................  $ 8,935    $ 2,796
  Accounts receivable, less allowance for doubtful accounts
     of $777 and $687, respectively.........................   37,013     25,921
  Costs and estimated earnings in excess of billings........   13,934     11,114
  Inventories...............................................   14,114     15,062
  Deferred income taxes.....................................    2,572        502
  Income taxes receivable...................................      876        718
  Prepaid expenses and other current assets.................    1,700      1,693
                                                              -------    -------
          Total Current Assets..............................   79,144     57,806
  Property, plant and equipment, net........................   14,602     14,082
  Deferred income taxes.....................................    1,164      1,122
  Other assets..............................................    4,613      4,850
  Net assets of discontinued operations.....................       --     12,674
                                                              -------    -------
          Total Assets......................................  $99,523    $90,534
                                                              =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts and income taxes payable.........................  $ 8,543    $ 8,657
  Accrued salaries, bonuses and commissions.................    5,687      4,716
  Accrued product warranty..................................    1,614      1,375
  Accrued legal expenses....................................    3,903        773
  Other accrued expenses....................................    3,717      2,723
  Billings in excess of costs and estimated earnings........    5,425      4,107
  Current maturities of long-term debt......................    3,750      2,813
                                                              -------    -------
          Total Current Liabilities.........................   32,639     25,164
Long-term debt, net of current maturities...................       --      3,750
Deferred compensation expense...............................    2,157      2,006
Postretirement benefits liability...........................    1,502      1,957
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized; none issued
  Common stock, par value $.01; 15,000,000 shares
     authorized, 10,604,644 and 10,542,704 shares issued and
     outstanding............................................      106        105
  Additional paid-in capital................................    5,601      5,062
  Retained earnings.........................................   60,943     56,183
  Deferred compensation-ESOP................................   (3,425)    (3,693)
                                                              -------    -------
          Total Stockholders' Equity........................   63,225     57,657
                                                              -------    -------
          Total Liabilities and Stockholders' Equity........  $99,523    $90,534
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED OCTOBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
Revenues....................................................  $170,123    $139,534    $119,453
Cost of goods sold..........................................   127,075     108,525      92,861
                                                              --------    --------    --------
Gross profit................................................    43,048      31,009      26,592
Selling, general and administrative expenses................    26,928      20,286      19,491
                                                              --------    --------    --------
Earnings from continuing operations before interest and
  income taxes .............................................    16,120      10,723       7,101
Interest, net...............................................       117         633         720
                                                              --------    --------    --------
Earnings from continuing operations before income taxes.....    16,003      10,090       6,381
Income tax provision........................................     5,245       3,010       1,822
                                                              --------    --------    --------
Earnings from continuing operations.........................    10,758       7,080       4,559
Discontinued operations (net of income taxes):
  Loss from operations......................................    (4,860)     (1,382)       (164)
  Loss on disposal of discontinued operations...............    (1,138)         --          --
                                                              --------    --------    --------
Net earnings................................................  $  4,760    $  5,698    $  4,395
                                                              ========    ========    ========
Earnings (loss) per common and common equivalent share:
  Continuing operations.....................................  $   1.00    $    .67    $    .43
  Discontinued operations...................................      (.56)       (.13)       (.01)
                                                              --------    --------    --------
Net earnings per common and common equivalent share.........  $    .44    $    .54    $    .42
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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK        ADDITIONAL                  DEFERRED
                                      --------------------     PAID-IN      RETAINED    COMPENSATION
                                        SHARES      AMOUNT     CAPITAL      EARNINGS        ESOP
                                      ----------    ------    ----------    --------    ------------
Balance, October 31, 1993...........  10,492,704     $105       $4,728      $46,090       $(4,292)
  Net earnings......................          --       --           --        4,395            --
  Amortization of deferred
     compensation-ESOP..............          --       --           --           --           452
  Stock grants......................      25,000       --          178           --            --
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1994...........  10,517,704      105        4,906       50,485        (3,840)
  Net earnings......................          --       --           --        5,698            --
  Amortization of deferred
     compensation-ESOP..............          --       --           --           --           147
  Stock grants......................      25,000       --          156           --            --
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1995...........  10,542,704      105        5,062       56,183        (3,693)
  Net earnings......................          --       --           --        4,760            --
  Amortization of deferred
     compensation-ESOP..............          --       --           --           --           268
  Exercise of Stock options.........      11,940       --           52           --            --
  Stock grants......................      50,000        1          487           --            --
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1996...........  10,604,644     $106       $5,601      $60,943       $(3,425)
                                      ==========     ====       ======      =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------    -------    -------
Operating Activities:
  Net earnings..............................................  $  4,760    $ 5,698    $ 4,395
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................     3,270      2,800      2,690
     Deferred income taxes (benefit)........................    (2,112)       742       (548)
     Postretirement benefits liability......................      (455)      (418)       166
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (11,092)    (1,290)    (2,658)
       Costs and estimated earnings in excess of billings...    (2,820)    (3,876)      (757)
       Inventories..........................................       948     (4,079)    (1,953)
       Prepaid expenses and other current assets............        (7)      (749)       330
       Other assets.........................................      (205)      (273)      (575)
       Accounts payable and income taxes payable or
          receivable........................................      (272)       562      1,959
       Accrued liabilities..................................     5,334       (276)     1,009
       Billings in excess of costs and estimated earnings...     1,318      2,314     (1,199)
       Deferred compensation expense........................       420        266        144
       Changes in net assets of discontinued operations.....    12,674        109     (3,248)
                                                              --------    -------    -------
Net cash provided by (used in) operating activities.........    11,761      1,530       (245)
                                                              --------    -------    -------
Investing Activities:
  Purchases of property, plant and equipment................    (3,349)    (3,378)    (1,183)
  Acquisition of Transdyn Controls, Inc.....................        --         --     (1,539)
                                                              --------    -------    -------
Net cash used in investing activities.......................    (3,349)    (3,378)    (2,722)
                                                              --------    -------    -------
Financing Activities:
  Payments of long-term debt................................    (2,813)    (2,813)    (2,812)
  Exercise of stock options and grants......................       540        156        178
                                                              --------    -------    -------
Net cash used in financing activities.......................    (2,273)    (2,657)    (2,634)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........     6,139     (4,505)    (5,601)
Cash and cash equivalents at beginning of year..............     2,796      7,301     12,902
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  8,935    $ 2,796    $ 7,301
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BUSINESS AND ORGANIZATION

     Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977.

     Powell designs, develops, manufactures, sells and services electrical power distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp. and Transdyn Controls, Inc. As applicable to the context, "Company" is also sometimes used herein to refer to Powell and its subsidiaries.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Accounts Receivable

     The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 1996 and 1995 include $3,603,000 and $2,835,000, respectively due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $706,000 of the retained amount at October 31, 1996 is expected to be billed subsequent to 1997.

  Inventories

     Inventories are stated at the lower of cost (primarily first-in, first-out method) or market and include material, labor and manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  Amortization of Intangibles

     Included in other assets are net intangible assets totalling $2,172,000 and $2,461,000 at October 31, 1996 and 1995, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible accounts totalled $1,873,000 and $1,540,000 at October 31, 1996 and 1995, respectively. Management continually evaluates whether events or circumstances have occurred that indicate the remaining

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

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

  Research and Development Expense

     Research and development costs are charged to expense as incurred. Such amounts were $2,283,000, $1,843,000 and $1,670,000 in fiscal years 1996, 1995 and 1994, respectively.

  Earnings per Common and Common Equivalent Share

     Per share data has been computed based on the weighted average number of common and common equivalent shares outstanding of 10,764,656, 10,611,331 and 10,509,371 in fiscal years 1996, 1995 and 1994, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification

     Certain reclassifications of prior year amounts have been made in order to conform with the classifications used in the current year presentation.

  Income Taxes

     The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statements and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  New Accounting Standards

     The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation" during its fiscal year ending October 31, 1997. Adoption of SFAS No. 121 will not have significant effect on the Company's consolidated financial statements. The Company expects to disclose the fair value of options granted in a footnote to its October 31, 1997 consolidated financial statements, as required by SFAS No. 123.

C. INVENTORIES

     The components of inventories are summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Raw materials, parts and subassemblies......................  $ 8,118    $ 8,443
Work-in-process.............................................    5,996      6,619
                                                              -------    -------
          Total inventories.................................  $14,114    $15,062
                                                              =======    =======

D. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized below (in thousands):

                                                      OCTOBER 31,
                                                  --------------------      RANGE OF
                                                    1996        1995      ASSET LIVES
                                                  --------    --------    ------------
Land............................................  $  2,362    $  2,362         --
Buildings and improvements......................    13,255      13,119    3 - 30 Years
Machinery and equipment.........................    21,157      19,708    3 - 15 Years
Furniture and fixtures..........................     2,923       2,604    3 - 10 Years
Construction in progress........................     1,869         417         --
                                                  --------    --------
                                                    41,566      38,210
Less -- accumulated depreciation................   (26,964)    (24,128)
                                                  --------    --------
          Total property, plant and equipment,
            net.................................  $ 14,602    $ 14,082
                                                  ========    ========

E. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan (4.01k) for substantially all of its employees. The Company matches 50% of employee contributions up to six percent of their salary. The Company recognized expense of $736,000, $658,000 and $607,000 in fiscal years 1996, 1995 and 1994, respectively, under this plan.

     Three long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     In 1992, the Company formed a new subsidiary and entered into a stock participation agreement with two key employees of the subsidiary providing for them to purchase stock in the subsidiary for a nominal amount. The agreement allows the two employees to sell their stock back to the Company after October 1997 for $1,000,000. The Company has established a deferred compensation liability and prepaid compensation expense included in other assets, based on the net present value of the amount. The charge to fiscal years 1996, 1995 and 1994 for compensation expense and interest was $206,000, $156,000 and $197,000 respectively.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     During January 1992, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP purchased 793,525 shares of the Company's common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid over a twenty-year period with equal payments of $424,000 per year including interest at 7%. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheet. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. During fiscal year 1994 the Company made an additional contribution of $331,000 to provide ESOP benefits to the increased number of eligible employees. The compensation expense for fiscal years 1996, 1995 and 1994 was $268,000, $147,000 and $452,000, respectively.

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

     The following table sets forth the plans' combined status reconciled with the accrued retirement benefits cost included in the Company's Consolidated Balance Sheets (in thousands):

                                                                OCTOBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Accumulated postretirement benefits obligation:
  Retirees..................................................  $  364    $  446
  Fully eligible active participants........................     343       359
  Other active participants.................................      93       182
                                                              ------    ------
          Total accumulated postretirement benefits
            obligation......................................     800       987
Unrecognized prior service credits..........................   1,006     1,324
Unrecognized net loss.......................................    (304)     (354)
                                                              ------    ------
          Postretirement benefits liability.................  $1,502    $1,957
                                                              ======    ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     Net periodic postretirement benefits cost includes the following components (in thousands):

                                                                YEARS ENDED
                                                                OCTOBER 31,
                                                              ----------------
                                                              1996       1995
                                                              -----      -----
Service cost of benefits earned during the period...........  $  10      $  12
Interest cost on accumulated postretirement benefit
  obligation................................................     54         67
Amortization of unrecognized prior service credits..........   (318)      (317)
Amortization of net loss and transition obligation..........     32         10
                                                              -----      -----
          Net periodic postretirement benefits cost.........  $(222)     $(228)
                                                              =====      =====

     The assumed health care cost trend rate in measuring the accumulated postretirement benefits obligation was ten percent in fiscal year 1996 decreasing to six percent by fiscal year 2000. If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefits obligation, as of October 31, 1996, would be increased by 8.8 percent. The effect of this change on the net postretirement benefit cost for 1996 would be an increase of 8.7 percent. The weighted average discount rate used in determining the accumulated postretirement benefits obligation was 7.0 and 6.5 percent for fiscal years 1996 and 1995, respectively.

F. DEBT

     In June 1990, the Company concluded a private placement of $15,000,000 in term notes due through June 1997. The notes, with interest at a fixed rate of
10.4 percent, are unsecured. The loan agreements require, among other things, maintenance of minimum levels of working capital and tangible net worth and places various restrictions on the payment of dividends and investments, as defined. The amounts of funds available for payment of dividends and investments, as defined, at October 31, 1996 and 1995 were $16,784,000 and $15,630,000, respectively.

     In October 1995, the Company entered into an agreement for a $15,000,000 revolving line of credit with a major U.S. bank that replaced an existing line of credit. The agreement provides for interest at the bank's prime rate on amounts borrowed and a fee of .25 percent on the unused balance. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of working capital and tangible net worth and places restrictions on the payment of dividends and investments, as defined. The agreement matures on August 15, 1998. As of October 31, 1996, the Company did not have any balance outstanding under this line of credit.

     Long-term debt is summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
Term notes..................................................  $3,750      $6,563
Less-current maturities.....................................   3,750       2,813
                                                              ------      ------
          Total long-term debt..............................  $   --      $3,750
                                                              ======      ======

     Interest paid during the year was $683,000, $1,157,000 and $1,379,000 in 1996, 1995 and 1994, respectively. The interest expense recorded during the year was $637,000, $1,047,000 and $1,244,000 in 1996, 1995 and 1994, respectively.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

G. INCOME TAXES

     The net deferred tax asset is comprised of the following (in thousands):

                                                                OCTOBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Current deferred taxes:
  Gross assets..............................................  $2,909    $1,065
  Gross liabilities.........................................    (337)     (563)
                                                              ------    ------
          Net current deferred tax asset....................   2,572       502
                                                              ------    ------
Noncurrent deferred taxes:
  Gross assets..............................................   1,673     1,467
  Gross liabilities.........................................    (509)     (345)
                                                              ------    ------
          Net noncurrent deferred tax asset.................   1,164     1,122
                                                              ------    ------
          Net deferred tax asset............................  $3,736    $1,624
                                                              ======    ======

     The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                OCTOBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Allowance for doubtful accounts.............................  $  264    $  234
Reserve for accrued employee benefits.......................     397       326
Warranty reserves...........................................     549       468
Uncompleted long-term contracts.............................    (337)     (605)
Depreciation and amortization...............................    (432)     (282)
Deferred compensation.......................................     733       682
Postretirement benefits liability...........................     510       665
Accrued legal expenses......................................   1,327       263
Other.......................................................     725      (127)
                                                              ------    ------
          Net deferred tax asset............................  $3,736    $1,624
                                                              ======    ======

     The components of the income tax provision consist of the following (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1996       1995      1994
                                                          -------    ------    ------
Current:
  Federal...............................................  $ 7,135    $2,154    $2,233
  State.................................................      222       114       137
Deferred:
  Federal...............................................   (2,112)      742      (548)
                                                          -------    ------    ------
          Total income tax provision....................  $ 5,245    $3,010    $1,822
                                                          =======    ======    ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings from continuing operations before income taxes reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Statutory rate..............................................    34%      34%      34%
Foreign sales corporation credits...........................    (4)      (3)      (3)
Revision of previous estimates of income taxes payable......    --       (3)      (4)
State income taxes, net of federal benefit..................     1        1        2
Other.......................................................     2        1       --
                                                                --       --       --
Effective rate..............................................    33%      30%      29%
                                                                ==       ==       ==

     Total cash payments for income taxes during the year were $3,211,000, $2,062,000 and $1,716,000 in fiscal years 1996, 1995 and 1994, respectively.

H. SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 1996, 1995 and 1994.

     Export sales are as follows (in thousands):

                                                           YEARS ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
Europe (including former Soviet Union)................  $ 5,680    $ 2,908    $   316
Far East..............................................   24,948     16,778     19,199
Middle East and Africa................................   12,928      5,997      7,766
North, Central and South America (Excluding U. S.)....   20,328     13,808     13,870
                                                        -------    -------    -------
          Total export sales..........................  $63,884    $39,491    $41,151
                                                        =======    =======    =======

I. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2003. At October 31, 1996, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

YEAR ENDING                                                             OPERATING
OCTOBER 31                                                               LEASES
-----------                                                             ---------
  1997................................................................   $  875
  1998................................................................      635
  1999................................................................      661
  2000................................................................      553
  2001................................................................      517
  Thereafter..........................................................      408
                                                                         ------
            Total lease commitments...................................   $3,649
                                                                         ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $908,000, $623,000 and $758,000 for fiscal years 1996, 1995 and 1994, respectively.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  Letters of Credit

     The Company is contingently liable for secured and unsecured letters of credit totaling approximately $2,514,000 that were outstanding at October 31, 1996.

  Litigation

     On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest is seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging fraud, bad faith and failure to preserve and protect its collateral and seeking a declaratory judgement that the Company is not in default of the Construction Guaranty.

     The ultimate disposition of the NatWest litigation is not presently determinable. Accordingly, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

     The Company is party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or results of operations of the Company.

J. STOCK OPTION PLAN

     In March 1992, the stockholders approved an amendment to a plan that was adopted in March 1989, in which 750,000 shares of common stock would be made available through an incentive program for certain employees of the Company. The awards under this plan are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. The fair market value of the shares awarded is deferred and amortized to compensation expense on a straight-line basis over the vesting period. The vesting period for shares awarded vary from the date of the grant up to five years. In March 1996, the stockholders approved an amendment to increase the maximum shares available under the Plan from 750,000 shares to 1,500,000 shares of common stock. The Company recognized compensation expense related to stock grants pursuant to this plan of $487,000, $156,000 and $178,000 in fiscal years 1996, 1995 and 1994, respectively.

     There were 820,083 shares available under the plan to be granted as of October 31, 1996. Stock option plan activity (number of shares) for the Company during fiscal years 1996, 1995 and 1994 was as follows:

                                                 1996                1995                1994
                                           -----------------   -----------------   -----------------
                                           OPTIONS   GRANTS    OPTIONS   GRANTS    OPTIONS   GRANTS
                                           -------   -------   -------   -------   -------   -------
Outstanding, beginning of year...........  441,450    50,000   175,800    75,000   177,000   100,000
  Granted:
     Stock options $6.25 per share.......                      265,650
  Exercised:
     Stock grants........................            (50,000)            (25,000)            (25,000)
     Stock options $6.25 per share.......   (7,500)
     Stock options $6.75 per share.......   (4,440)
  Forfeited:
     Stock options $6.75 per share.......                                           (1,200)
                                           -------   -------   -------   -------   -------   -------
Outstanding, ranging from $6.25 to $6.75
  per share, at the end of year..........  429,510         0   441,450    50,000   175,800    75,000
                                           =======   =======   =======   =======   =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

K. PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Costs and estimated earnings................................  $ 45,559    $ 46,612
Progress billings...........................................   (31,625)    (35,498)
                                                              --------    --------
          Total costs and estimated earnings in excess of
            billings........................................  $ 13,934    $ 11,114
                                                              ========    ========
Progress billings...........................................  $ 50,667    $ 27,160
Costs and estimated earnings................................   (45,242)    (23,053)
                                                              --------    --------
          Total billings in excess of costs and estimated
            earnings........................................  $  5,425    $  4,107
                                                              ========    ========

L. DISCONTINUED OPERATIONS

     On July 26, 1996, the Company completed the sale of its power generation set packaging business to Rolls-Royce Acquisition Corporation. This business was operated by U.S. Turbine Corp. (USTC), the Company's subsidiary based in Maineville, Ohio. Total consideration received by the Company, as adjusted, was $12,889,000, including $3,660,000 of cash, a $500,000 note receivable bearing interest at the prime rate due July 1997 and the assumption of liabilities of $8,729,000. The Company recognized a gain on the sale of $89,000, net of taxes. The Company has also guaranteed the collection of certain accounts receivable and the salability of certain inventory. The Company recognized net losses from USTC operations of $3,173,000, $799,000 and $221,000 for the fiscal years 1996, 1995 and 1994, respectively.

     On August 1, 1996 the Company announced the discontinuance of its operations in the microprocessor-based equipment manufacturing business segment effective July 31, 1996. This business was operated by Powell-Process Systems, Inc. (PSI), a subsidiary of the Company based in Houston. On October 31, 1996, the Company completed the sale of these assets and the related business to Micon Systems LLC for approximately $874,000, including $650,000 cash and a $224,000 non-interest bearing note receivable due February 13, 1997. The Company recognized a loss on the sale of $1,227,000, net of taxes. The Company recognized net losses (income) from PSI operations of $1,687,000, $583,000 and ($57,000) for the fiscal years 1996, 1995 and 1994, respectively.

     The following summarizes the results of operations and consolidated balance sheets of the discontinued operations:

                                                           YEARS ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1996       1995       1994
                                                        -------    -------    -------
Revenues..............................................  $29,182    $30,309    $32,526
                                                        =======    =======    =======
Loss from operations before income taxes..............  $(7,464)   $(2,085)   $  (224)
Benefit for income taxes..............................    2,604        703         60
Loss on disposal before income taxes..................   (1,725)        --         --
Benefit for income taxes..............................      587         --         --
                                                        -------    -------    -------
Net loss from discontinued operations.................  $(5,998)   $(1,382)   $  (164)
                                                        =======    =======    =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                              OCTOBER 31,
                                                                 1995
                                                              -----------
Current assets..............................................    $15,895
Property, plant and equipment...............................      2,189
Other assets................................................        938
                                                                -------
          Total assets......................................    $19,022
                                                                =======

Liabilities and Stockholders' Equity:
Current liabilities.........................................    $ 6,348
Due to parent...............................................     12,674
                                                                -------
          Total liabilities and stockholders' equity........    $19,022
                                                                =======

M. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 1996 and 1995 (in thousands, except per share data):

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
1996 --
  Revenues.............................................  $39,861   $43,127   $45,903   $41,232
  Gross profit.........................................    8,860    11,123    12,212    10,853
  Net earnings:
     Earnings from continuing operations...............    1,862     2,911     3,046     2,939
     Losses from discontinued operations...............     (178)     (268)   (5,506)      (46)
     Net earnings......................................    1,684     2,643    (2,460)    2,893
  Net earnings per common and common equivalent share:
     Continuing operations.............................  $   .18   $   .27   $   .28   $   .27
     Discontinued operations...........................     (.02)     (.03)     (.51)       --
     Net earnings......................................  $   .16   $   .24   $  (.23)  $   .27
1995 --
  Revenues.............................................  $29,476   $33,703   $34,651   $41,704
  Gross profit.........................................    6,502     7,640     7,947     8,920
  Net earnings:
     Earnings from continuing operations...............      952     1,974     1,838     2,316
     Losses from discontinued operations...............     (148)     (517)     (400)     (317)
     Net earnings......................................      804     1,457     1,438     1,999
  Net earnings per common and common equivalent share:
     Continuing operations.............................  $   .09   $   .18   $   .18   $   .22
     Discontinued operations...........................     (.01)     (.05)     (.04)    (0.03)
     Net earnings......................................  $   .08   $   .13   $   .14   $   .19

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 1996, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Financial Statements -- See Index to Consolidated Financial Statements at
Item 8 of this report

        EXHIBITS
        --------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U. S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to Company's Form 10-Q for the quarter ended April
                            30, 1995 and incorporated herein by reference).
         10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            1996.
         10.2            -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
         10.3            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.4            -- Loan agreements dated June 26, 1990 between Powell
                            Industries, Inc. and Metropolitan Life Insurance Company
                            and Metropolitan Property and Casualty Insurance Company
                            (filed as an Exhibit to the Company's Form 10-Q for the
                            quarter ended July 31, 1990, and incorporated herein by
                            reference).
         10.5            -- Credit Agreement dated October 20, 1995 between Powell
                            Industries, Inc. and First Interstate Bank of Texas,
                            N. A. (Filed as an Exhibit to the Company's Form 10-K for
                            the fiscal year ended October 31, 1995 and incorporated
                            herein by reference.)

        EXHIBITS
        --------
         10.6            -- Amendment No. 1 dated August 15, 1996, to Credit
                            Agreement between the Powell Industries, Inc. and Wells
                            Fargo Bank of Texas (previously First Interstate of
                            Texas).
         10.7            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
         10.8            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.9            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.10           -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Public Accountants.
         27              -- Financial data schedule.

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

                                            POWELL INDUSTRIES, INC.

                                            By      /s/ THOMAS W. POWELL
                                            ------------------------------------
                                                        Thomas W. Powell
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                          Officer)


                                            By         /s/ J.F. AHART
                                            ------------------------------------
                                                           J.F. Ahart
                                                  Vice President Secretary and
                                                 Treasurer (Principal Financial
                                                    and Accounting Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ THOMAS W. POWELL                   Chairman of the Board
-----------------------------------------------------
                    Thomas W. Powell                                                     January 10, 1997

                /s/ EUGENE L. BUTLER                   Director
-----------------------------------------------------
                    Eugene L. Butler                                                     January 10, 1997

                   /s/ J. F. AHART                     Director
-----------------------------------------------------
                       J. F. Ahart                                                       January 10, 1997

                /s/ BONNIE L. POWELL                   Director
-----------------------------------------------------
                    Bonnie L. Powell                                                     January 10, 1997

              /s/ STEPHEN W. SEALE, JR.                Director
-----------------------------------------------------
                  Stephen W. Seale, Jr.                                                  January 10, 1997

                /s/ ELBERT D. STEWART                  Director
-----------------------------------------------------
                    Elbert D. Stewart                                                    January 10, 1997

                   /s/ D.D. SYKORA                     Director
-----------------------------------------------------
                       D.D. Sykora                                                       January 10, 1997

               /s/ LAWRENCE R. TANNER                  Director
-----------------------------------------------------
                   Lawrence R. Tanner                                                    January 10, 1997

                 /s/ RONALD J. WOLNY                   Director
-----------------------------------------------------
                     Ronald J. Wolny                                                     January 10, 1997

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U. S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to Company's Form 10-Q for the quarter ended April
                            30, 1995 and incorporated herein by reference).
         10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            1996.
         10.2            -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
         10.3            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.4            -- Loan agreements dated June 26, 1990 between Powell
                            Industries, Inc. and Metropolitan Life Insurance Company
                            and Metropolitan Property and Casualty Insurance Company
                            (filed as an Exhibit to the Company's Form 10-Q for the
                            quarter ended July 31, 1990, and incorporated herein by
                            reference).
         10.5            -- Credit Agreement dated October 20, 1995 between Powell
                            Industries, Inc. and First Interstate Bank of Texas,
                            N. A. (Filed as an Exhibit to the Company's Form 10-K for
                            the fiscal year ended October 31, 1995 and incorporated
                            herein by reference.)
         10.6            -- Amendment No. 1 dated August 15, 1996, to Credit
                            Agreement between the Powell Industries, Inc. and Wells
                            Fargo Bank of Texas (previously First Interstate of
                            Texas).
         10.7            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
         10.8            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.9            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.10           -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Public Accountants.
         27              -- Financial data schedule.