Form 10-Q
period 1997-01-31
POWELL INDUSTRIES INC
filed 1997-03-11
CIK 80420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1997

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________


                         COMMISSION FILE NUMBER 0-6050

                            POWELL INDUSTRIES, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                          88-0106100
--------------------------------------                     ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


     8550 Mosley Drive, Houston, Texas                             77075-1180
----------------------------------------------                   ---------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code                (713) 944-6900
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

                              Yes  X        No
                                  ---          ---

Common Stock, par value $.01 per share; 10,613,683 shares outstanding on March 5, 1997.

                    Powell Industries, Inc. and Subsidiaries


PART I - Financial Information

         Item 1.  Financial Statements ..................       3 - 7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations ..............       8 - 9

PART II - Other Information and Signatures ..............       10 - 12

                    Powell Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                                                 January 31,
                                                                                    1997        October 31,
Assets                                                                           (unaudited)       1996
                                                                                 -----------    -----------
Current Assets:
  Cash and cash equivalents ...............................................       $ 10,098        $  8,935
  Accounts receivable, less allowance for doubtful accounts
    of $707 and $777, respectively ........................................         32,239          37,013
  Costs and estimated earnings in excess of billings ......................         16,877          13,934
  Inventories .............................................................         11,181          14,114
  Deferred income taxes ...................................................          2,181           2,572
  Income taxes receivable .................................................             --             876
  Prepaid expenses and other current assets ...............................          2,343           1,700
                                                                                  --------        --------
    Total Current Assets ..................................................         74,919          79,144
Property, plant and equipment, net ........................................         17,464          14,602
Deferred income taxes .....................................................          1,267           1,164
Other assets ..............................................................          4,595           4,613
                                                                                  --------        --------
    Total Assets ..........................................................       $ 98,245        $ 99,523
                                                                                  ========        ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable .......................................       $  8,401        $  8,543
  Accrued salaries, bonuses and commissions ...............................          4,845           5,687
  Accrued product warranty ................................................          1,681           1,614
  Accrued legal expenses ..................................................          3,719           3,903
  Other accrued expenses ..................................................          2,375           3,717
  Billings in excess of costs and estimated earnings ......................          4,991           5,425
  Current maturities of debt ..............................................          3,750           3,750
                                                                                  --------        --------
    Total Current Liabilities .............................................         29,762          32,639

Deferred compensation expense .............................................          1,354           2,157
Postretirement benefits liability .........................................          1,458           1,502
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 15,000,000 shares authorized,
   10,609,504 and 10,604,644 shares issued and outstanding ................            106             106
  Additional paid-in capital ..............................................          5,603           5,601
  Retained earnings .......................................................         63,312          60,943
  Deferred compensation-ESOP ..............................................         (3,350)         (3,425)
                                                                                  --------        --------
    Total Stockholders' Equity ............................................         65,671          63,225
                                                                                  --------        --------
    Total Liabilities and Stockholders' Equity ............................       $ 98,245        $ 99,523
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

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)


                                                                                  Three Months Ended January 31,
                                                                                 --------------------------------
                                                                                     1997                1996
                                                                                 ------------        ------------
Revenues .................................................................       $     43,128        $     39,861

Cost of goods sold .......................................................             32,840              31,001
                                                                                 ------------        ------------
Gross profit .............................................................             10,288               8,860

Selling, general and administrative expenses .............................              6,888               5,924
                                                                                 ------------        ------------
Earnings from continuing operations before interest and income taxes .....              3,400               2,936

Interest expense (income), net ...........................................               (138)                 43
                                                                                 ------------        ------------
Earnings from continuing operations before income taxes ..................              3,538               2,893

Income tax provision .....................................................              1,169               1,031
                                                                                 ------------        ------------
Earnings from continuing operations ......................................              2,369               1,862

Loss from discontinued operations, net of income tax .....................               --                  (178)
                                                                                 ------------        ------------
Net earnings .............................................................       $      2,369        $      1,684
                                                                                 ============        ============

Net earnings (loss) per common and common equivalent share:

  Continuing operations ..................................................       $       0.22        $       0.18

  Discontinued operations ................................................               --                 (0.02)
                                                                                 ------------        ------------
Net earnings per common and common equivalent share ......................       $       0.22        $       0.16
                                                                                 ============        ============

Weighted average number of common and common equivalent shares outstanding         10,771,622          10,695,776
                                                                                 ============        ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                             Three Months Ended January 31,
                                                                             ------------------------------
                                                                                  1997            1996
                                                                                --------        --------
Operating Activities:
  Net earnings ..........................................................       $  2,369        $  1,684
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
    Depreciation and amortization .......................................            830             798
    Deferred income taxes (benefit) .....................................            288            (681)
    Postretirement benefits liability ...................................            (44)            118
    Changes in operating assets and liabilities:
      Accounts receivable ...............................................          4,774          (8,204)
      Costs and estimated earnings in excess of billings ................         (2,943)            876
      Inventories .......................................................          2,933             373
      Prepaid expenses and other current assets .........................           (643)            680
      Other assets ......................................................            (99)            (36)
      Accounts payable and income taxes payable or receivable ...........            734           1,757
      Accrued liabilities ...............................................         (2,301)         (2,105)
      Billings in excess of costs and estimated earnings ................           (434)          1,423
      Deferred compensation expense .....................................           (728)            209
      Changes in net assets of discontinued activities ..................             --           2,119
                                                                                --------        --------
Net cash provided by (used in) operating activities .....................          4,736            (989)
                                                                                --------        --------

Investing Activities:

  Purchases of property, plant and equipment ............................         (3,575)           (676)
                                                                                --------        --------
Net cash used in investing activities ...................................         (3,575)           (676)
                                                                                --------        --------
Financing activities:

  Exercise of stock options .............................................              2              --
                                                                                --------        --------
Net cash provided by financing activities ...............................              2              --
                                                                                --------        --------

Net increase (decrease) in cash and cash equivalents ....................          1,163          (1,665)
Cash and cash equivalents at beginning of period ........................          8,935           2,796
                                                                                --------        --------
Cash and cash equivalents at end of period ..............................       $ 10,098        $  1,131

Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:
     Interest ...........................................................       $    195        $    367
                                                                                ========        ========
     Income taxes .......................................................             --              --
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



B.  INVENTORY

                                                                      January 31,
                                                                         1997       October 31,
                                                                     (unaudited)       1996
                                                                     ------------   -----------
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ................................       $ 7,764       $ 8,118
Work-in-process ................................................         3,417         5,996
                                                                       -------       -------
Total inventories ..............................................       $11,181       $14,114
                                                                       =======       =======

C.  PROPERTY, PLANT AND EQUIPMENT

                                                                      January 31,
                                                                         1997       October 31,
                                                                     (unaudited)       1996
                                                                     ------------   -----------
Property, plant and equipment is summarized below (in thousands):

Land ............................................................       $ 2,362       $ 2,362
Buildings and improvements ......................................        13,361        13,255
Machinery and equipment .........................................        21,336        21,157
Furniture & fixtures ............................................         3,010         2,923
Construction in process .........................................         5,267         1,869
                                                                        -------       -------
                                                                         45,336        41,566
Less-accumulated depreciation ...................................        27,872        26,964
                                                                        -------       -------
Total property, plant and equipment, net ........................       $17,464       $14,602
                                                                        =======       =======

Part I
  Item 1


D.  PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion accounting method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.

                                                                         1997       October 31,
                                                                     (unaudited)       1996
                                                                     ------------   -----------
The components of these contracts are as follows (in thousands):

Costs and estimated earnings ...................................       $ 53,436      $ 45,559

Progress billings ..............................................        (36,559)      (31,625)
                                                                       --------      --------
Total costs and estimated earnings in excess of billings .......       $ 16,877      $ 13,934
                                                                       ========      ========

Progress billings ..............................................       $ 44,941      $ 50,667

Costs and estimated earnings ...................................        (39,950)      (45,242)
                                                                       --------      --------
Total billings in excess of costs and estimated earnings .......       $  4,991      $  5,425
                                                                       ========      ========

Part I
  Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS




RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.


Quarters Ended January 31                    1997        1996
---------------------------------------------------------------
Revenues ..........................         100.0%       100.0%
Gross Profit ......................          23.9         22.2
Selling, general and administrative
  expenses ........................          16.0         14.9
Earnings from continuing operations
  before income taxes .............           8.2          7.3
Income tax provision ..............           2.7          2.6
Losses from discontinued operations           ---          (.5)
Net earnings ......................           5.5          4.2

Revenues for the quarter ended January 31, 1997 were up 8.2 percent to $43,128,000 from $39,861,000 in the first quarter of last year. This increase in volume was due primarily to higher electrical distribution equipment revenues. Export sales were $17,312,000 or 40.1 percent of sales, an increase of 4.3 percent from $16,600,000 in the first quarter of 1996.

Gross profit, as a percentage of revenues, was 23.9 percent and 22.2 percent for the quarters ended January 31, 1997 and 1996, respectively. This increase is due to improved prices and higher volumes in the electrical distribution operations partially offset by higher overhead expenses.

Selling, general and administrative expenses as a percentage of revenues were
16.0 percent and 14.9 percent for the quarters ended January 31, 1997 and 1996, respectively. The increase is primarily due to higher sales commissions and selling expenses.

Income tax provision effective tax rates were 33.0 percent and 35.6 percent for the quarters ended January 31, 1997 and 1996, respectively. The lower than statutory rate is due to foreign sales corporation credits.

Earnings from continuing operations increased to $2,369,000 or $.22 per share for the first quarter of fiscal 1997, an increase of 27.2 percent from $1,862,000 or $.18 per share for the same period last year. The increase is primarily due to the factors discussed above.

Net earnings were $2,369,000 or $.22 per share for the first quarter of fiscal 1997, an increase of 40.7 percent from $1,684,000 or $.16 per share for the same period last year.


Backlog

The order backlog at January 31, 1997 was $119,978,000 compared to $106,457,000 at October 31, 1996. The increase is the result of record bookings in electrical distribution and control equipment. The total bookings of $56,649,000 during the quarter was the largest total for a quarter in the Company's history.

LIQUIDITY AND CAPITAL RESOURCES


During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $3,750,000 was outstanding as of January 31, 1997. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature with the final payment of $3,750,000 due in June 1997.

In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of January 31, 1997, the Company did not have borrowings outstanding under this line.


The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                             January 31,       October 31,       January 31,
                                               1997              1996              1996
         Working Capital                    $45,157,000       $46,505,000       $36,643,000
         Current Ratio                        2.5 to 1          2.4 to 1          2.4 to 1
         Debt to Capitalization                .1 to 1           .1 to 1           .1 to 1



Management believes that the Company continues to maintain a strong liquidity position. The decrease in working capital at January 31, 1997, as compared to October 31, 1996 is due mainly to a decrease in accounts receivable partially offset by decreases in accrued liabilities.

Cash and cash equivalents increased approximately $1,163,000 during the three months ended January 31, 1997. The decrease in accounts receivable provided cash due to collection on extended progress and prebilling term receivables. The primary use of cash was for capital expenditures related to the plant expansion at three operating facilities.

The Company's fiscal 1997 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1997 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $10,098,000, funds generated from operating activities and funds available under its existing revolving line of credit.

The previous discussion should be read in conjunction with the consolidated financial statements.

Any forward looking statements in the preceding paragraphs of this Form 10Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relation problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

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





POWELL INDUSTRIES, INC.
Registrant

March 10, 1997
--------------              ------------------------------------
Date                                Thomas  W. Powell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





March 10, 1997
--------------              ------------------------------------
Date                                J.F. Ahart
                                    Vice President,
                                    Secretary-Treasurer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                     Description
-------                   -----------
  27                      Financial Data Schedule