Form 10-Q
period 1997-04-30
POWELL INDUSTRIES INC
filed 1997-06-16
CIK 80420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________


                         COMMISSION FILE NUMBER 0-6050


                            POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------
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

                              Yes  X      No
                                  ---        ---

Common Stock, par value $.01 per share; 10,616,860 shares outstanding on June 2, 1997.

                            POWELL INDUSTRIES, INC.


PART I - Financial Information

         Item 1.  Financial Statements ..........................     3 - 8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations ......................     9 - 10

PART II - Other Information and Signatures ......................     11 - 12

                    Powell Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)



                                                                                       April 30,        October 31,
ASSETS                                                                                   1997              1996
                                                                                      (unaudited)
                                                                                       ----------      ------------
Current Assets:
  Cash and cash equivalents ......................................................     $   11,846      $    8,935
  Accounts receivable, less allowance for doubtful accounts
     of $726 and $777, respectively ..............................................         38,804          37,013
  Costs and estimated earnings in excess of billings .............................         16,432          13,934
  Inventories ....................................................................         13,168          14,114
  Deferred income taxes ..........................................................          2,302           2,572
  Income taxes receivable ........................................................             --             876
  Prepaid expenses and other current assets ......................................          2,392           1,700
                                                                                       ----------      ----------
    Total Current Assets .........................................................         84,944          79,144
Property, plant and equipment, net ...............................................         18,967          14,602
Deferred income taxes ............................................................          1,316           1,164
Other assets .....................................................................          4,564           4,613
                                                                                       ----------      ----------
    Total Assets .................................................................     $  109,791      $   99,523
                                                                                       ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and income taxes payable ..............................................     $   14,972      $    8,543
  Accrued salaries, bonuses and commissions ......................................          5,955           5,687
  Accrued product warranty .......................................................          1,601           1,614
  Accrued legal expenses .........................................................          3,523           3,903
  Other accrued expenses .........................................................          3,341           3,717
  Billings in excess of costs and estimated earnings .............................          4,846           5,425
  Current maturities of debt .....................................................          3,750           3,750
                                                                                       ----------      ----------
    Total Current Liabilities ....................................................         37,988          32,639


Deferred compensation expense ....................................................          1,358           2,157
Postretirement benefits liability ................................................          1,393           1,502
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized;
    10,616,203 and 10,604,644, shares issued and outstanding .....................            106             106
  Additional paid-in capital .....................................................          5,647           5,601
  Retained earnings ..............................................................         66,584          60,943
  Deferred compensation-ESOP .....................................................         (3,285)         (3,425)
                                                                                       ----------      ----------
    Total Stockholders' Equity ...................................................         69,052          63,225
                                                                                       ----------      ----------
    Total Liabilities and Stockholders' Equity ...................................     $  109,791      $   99,523
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

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                        Three Months Ended April 30,
                                                                                     ----------------------------------
                                                                                         1997                 1996
                                                                                     --------------      --------------
Revenues .......................................................................     $       48,439      $       43,127

Cost of goods sold .............................................................             35,897              32,004
                                                                                     --------------      --------------
Gross profit ...................................................................             12,542              11,123

Selling, general and administrative expenses ...................................              7,535               6,546
                                                                                     --------------      --------------
Earnings from continuing operations before interest and income taxes ...........              5,007               4,577

Interest expense (income), net .................................................                (98)                 82
                                                                                     --------------      --------------
Earnings from continuing operations before income taxes ........................              5,105               4,495

Income tax provision ...........................................................              1,832               1,584
                                                                                     --------------      --------------
Earnings from continuing operations ............................................              3,273               2,911

Loss from discontinued operations, net of income taxes .........................                 --                (268)
                                                                                     --------------      --------------
Net earnings ...................................................................     $        3,273      $        2,643
                                                                                     ==============      ==============


Net earnings (loss) per common and common equivalent share:

  Continuing operations ........................................................     $         0.30      $         0.27

  Discontinued operations ......................................................                 --               (0.03)
                                                                                     --------------      --------------
Net earnings per common and common equivalent share ............................     $         0.30      $         0.24
                                                                                     ==============      ==============

Weighted average number of common and common equivalent shares outstanding .....         10,836,702          10,753,695
                                                                                     ==============      ==============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                         Six Months Ended April 30,
                                                                                     --------------------------------
                                                                                         1997                1996
                                                                                     -------------      -------------
Revenues .......................................................................     $      91,566      $      82,988

Cost of goods sold .............................................................            68,737             63,006
                                                                                     -------------      -------------
Gross profit ...................................................................            22,829             19,982

Selling, general and administrative expenses ...................................            14,421             12,469
                                                                                     -------------      -------------
Earnings from continuing operations before interest and income taxes ...........             8,408              7,513

Interest expense (income), net .................................................              (235)               125
                                                                                     -------------      -------------
Earnings from continuing operations before income taxes ........................             8,643              7,388

Income tax provision ...........................................................             3,001              2,615
                                                                                     -------------      -------------
Earnings from continuing operations ............................................             5,642              4,773

Loss from discontinued operations, net of income taxes .........................                --               (447)
                                                                                     -------------      -------------
Net earnings ...................................................................     $       5,642      $       4,326
                                                                                     =============      =============


Net earnings (loss) per common and common equivalent share:

  Continuing operations ........................................................     $        0.52      $        0.44

  Discontinued operations ......................................................                --              (0.04)
                                                                                     -------------      -------------

Net earnings per common and common equivalent share ............................     $        0.52      $        0.40
                                                                                     =============      =============

Weighted average number of common and common equivalent shares outstanding .....        10,834,249         10,745,361
                                                                                     =============      =============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                                     Six Months Ended April 30,
                                                                                     --------------------------
                                                                                        1997            1996
                                                                                     ----------      ----------
Operating Activities:
  Net earnings .................................................................     $    5,642      $    4,326
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization ..............................................          1,754           1,635
    Deferred income taxes ......................................................            118             172
    Postretirement benefits liability ..........................................            (91)           (376)
    Changes in operating assets and liabilities:
      Accounts receivable ......................................................         (1,791)        (12,388)
      Costs and estimated earnings in excess of billings .......................         (2,498)            204
      Inventories ..............................................................            946            (526)
      Prepaid expenses and other current assets ................................           (692)            520
      Other assets .............................................................             58             (58)
      Accounts payable and income taxes payable or receivable ..................          7,305           3,091
      Accrued liabilities ......................................................           (501)           (380)
      Billings in excess of costs and estimated earnings .......................           (579)          1,864
      Deferred compensation expense ............................................           (803)            178
      Changes in net assets of discontinued operations .........................             --           2,382
                                                                                     ----------      ----------
Net cash provided by operating activities ......................................          8,868             644
                                                                                     ----------      ----------
Investing Activities:
  Purchases of property, plant, and equipment ..................................         (6,003)         (1,215)
                                                                                     ----------      ----------
Net cash used in investing activities ..........................................         (6,003)         (1,215)
                                                                                     ----------      ----------
Financing Activities:
  Exercise of stock options and grants .........................................             46             257
                                                                                     ----------      ----------
Net cash provided by financing activities ......................................             46             257
                                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents ...........................          2,911            (314)
Cash and cash equivalents at beginning of period ...............................          8,935           2,796
                                                                                     ----------      ----------
Cash and cash equivalents at end of period .....................................     $   11,846      $    2,482
                                                                                     ==========      ==========

Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:

      Interest .................................................................     $      195      $      357
                                                                                     ==========      ==========
      Income taxes .............................................................     $      950      $    1,500
                                                                                     ==========      ==========


              The accompanying notes are an integral part of these
                      consolidated financial statements.
                                       6

Part I
  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996 annual report on Form 10K.



B.  INVENTORIES

                                                                    April 30,   October 31,
                                                                     1997          1996
                                                                   (unaudited)
                                                                   -----------  -----------
The components of inventory are summarized below (in thousands):

Raw materials, parts and subassemblies .........................     $ 8,391     $ 8,118
Work-in-process ................................................       4,777       5,996
                                                                     -------     -------
Total inventories ..............................................     $13,168     $14,114
                                                                     =======     =======

C.  PROPERTY, PLANT AND EQUIPMENT

                                                                     April 30,     October 31,
                                                                       1997           1996
                                                                    (unaudited)
                                                                    -----------    -----------
Property, plant and equipment is summarized below (in thousands):

Land ............................................................     $  2,362      $  2,362
Buildings and improvements ......................................       13,549        13,255
Machinery and equipment .........................................       21,916        21,157
Furniture & fixtures ............................................        3,047         2,923
Construction in progress ........................................        6,178         1,869
                                                                      --------      --------
                                                                        47,052        41,566
Less-accumulated depreciation ...................................      (28,085)      (26,964)
                                                                      --------      --------
Total property, plant and equipment, net ........................     $ 18,967      $ 14,602
                                                                      ========      ========

Part I
  Item 1


D.   Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                  April 30,      October 31,
                                                                    1997            1996
                                                                (unaudited)
                                                                 ----------      ----------
Costs and estimated earnings ...............................     $   66,537      $   45,559

Progress billings ..........................................        (50,105)        (31,625)
                                                                 ----------      ----------
Total costs and estimated earnings in excess of billings ...     $   16,432      $   13,934
                                                                 ==========      ==========

Progress billings ..........................................     $   46,561      $   50,667

Costs and estimated earnings ...............................        (41,715)        (45,242)
                                                                 ----------      ----------
Total billings in excess of costs and estimated earnings ...     $    4,846      $    5,425
                                                                 ==========      ==========


E.  New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share
(EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

    The Company will adopt SFAS No. 128 effective January 31, 1998, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited three months ended April 30, 1997 and 1996 will be $.31 and $.24, respectively. The Company anticipates that the amounts reported for diluted EPS for the unaudited three months ended April 30, 1997 and 1996 will be $.30 and $.23, respectively. The Company anticipates the amounts reported for basic EPS for the unaudtied six months ended April 30, 1997 and 1996 will be $.53 and $.41, respectively. The Company anticipates the amounts reported for diluted EPS for this same six month period will be $.52 and $.40, respectively.

Part I
  Item 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.



                                                       April 30, 1997                  April 30, 1996
                                                 -----------------------------------------------------------
                                                 three months      six months    three months     six months
                                                    ended            ended          ended           ended
                                                 ------------      ----------    ------------     ----------
Revenues                                            100.0%          100.0%          100.0%          100.0%
Gross Profit                                         25.9            24.9            25.8            24.1
Selling, general and administrative
  expenses                                           15.6            15.7            15.2            15.0
Earnings from continuing operations
  before income taxes                                10.5             9.4            10.4             8.9
Income tax provision                                  3.9             3.2             3.6             3.1
Earnings from continuing operations                   6.6             6.2             6.8             5.8


Revenues for the quarter ended April 30, 1997 were up 12 percent to $48,439,000 from $43,127,000 in the second quarter of last year. Revenues for the six months ended April 30, 1997 were up 10 percent to $91,566,000 from $82,988,000 in the first six months of last year.

Gross profit, as a percentage of revenues, was 25.9 percent and 25.8 percent for the quarters ended April 30, 1997 and 1996. The gross profit percentage for the six months ended April 30, 1997 and 1996 was 24.9 percent and 24.1 percent, respectively. The higher percentages in 1997 were due to changes in product mix shipped during 1997 and efficiencies due to the increased volume of activity.

Selling, general and administrative expenses as a percentage of revenues were
15.6 percent and 15.2 percent for the quarters ended April 30, 1997 and 1996. These percentages for the six months ended April 30, 1997 and 1996 were 15.7 percent and 15.0 percent. The increase in percentages reflects higher selling and commission expenses.

Income tax provision The effective tax rate was 35.9 percent and 35.2 percent for the quarters ended April 30, 1997 and 1996, respectively. For the six months ended April 30, 1997 and 1996 the effective tax rate was 34.7 percent and 35.4 percent respectively. The increase was primarily due to higher projected tax rates for 1997 due to an increased level of taxable income.

Earnings from continuing operations were $3,273,000 or $.30 per share for the second quarter of fiscal 1996, an increase of 12 percent from $2,911,000 or $.27 per share for the same period last year. For the six months ended April 30, 1997, net earnings were $5,642,000 or $.52 per share, compared with $4,773,000 or $.44 per share for the first six months of fiscal 1996, an increase of 18 percent.

Backlog

The order backlog at April 30, 1997 was $141.7 million compared to $106.5 million at October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


During 1990, the Company concluded a private placement of $15,000,000 in term notes, of which $3,750,000 was outstanding as of April 30, 1997. These notes are unsecured with a fixed interest rate of 10.4 percent. The notes mature with the final payment of $3,750,000 due in June 1997.

In October 1995, the Company entered into a $15,000,000 revolving line of credit agreement with a major domestic bank. As of April 30, 1997, the Company had no borrowing outstanding and letters of credits outstanding of $1,665,000 under this line.



The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                             April 30,         October 31,       April 30,
                                               1997              1996              1996
         Working Capital                    $46,956,000       $46,505,000       $39,927,000
         Current Ratio                         2.3 to 1          2.4 to 1          2.4 to 1
         Debt to Capitalization                 .1 to 1           .1 to 1           .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at April 30, 1997, as compared to October 31, 1996 is due mainly to an increase in cash and accounts receivable partially offset by an increase in accounts payable.

Cash and cash equivalents increased approximately $2,911,000 during the six months ended April 30, 1997. The increase in accounts payable and earnings from operations during the six months ended April 30, 1997 provided the majority of the cash. The primary use of cash, during this period, was for capital expenditures related to the plant expansion at three operating facilities and increases in the ending balance of accounts receivables and costs and estimated earnings in excess of billings accounts.

The Company's fiscal 1997 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1997 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $11,846,000, funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

Any forward looking statements in the preceding paragraphs of this Form 10Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relations problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

Part II

                               OTHER INFORMATION

ITEM 1.      Legal Proceeding
             On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest is seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging fraud, bad faith and failure to preserve and protect its collateral and seeking a declaratory judgement that the Company is not in default of the Construction Guaranty.

             On June 4, 1997, the Company obtained from the Court a copy of a memorandum and order denying its motion to dismiss the complaint for lack of subject matter jurisdiction and, alternatively, to stay its prosecution pending disposition by the Armed Services Board of Contract Appeals ("ASBCA") of an appeal by NatWest's borrower, Empire Energy Management Systems,Inc., from the allegedly wrongful default termination of a contract between Empire and the United States Air Force. In reaching its decision on the stay motion, the Court found in substance that a Termination for Convenience by the ASBCA in deciding the appeal would not release Powell under the Construction Guaranty, which release is one of the Company's alleged defenses.

             On May 2, 1997, the Court declined NatWest's request for a trial date. As of May 14, 1997, the Clerk of the Court entered NatWest's default for failure to reply to the Company's counterclaims, and on June 5, 1997, NatWest moved to set the default aside.

             The ultimate disposition of the NatWest litigation is not presently determinable. Accordingly, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

ITEM 2.      Changes in Securities
             The Articles of Incorporation were amended effective May 2, 1997 to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000. There is no current effect of such amendment on the holders of the outstanding shares of Common Stock as the Company does not have a present intention to issue additional shares of its Common Stock. A future issuance of such additionally authorized shares could have a dilutive effect on holders of shares of Common Stock.

ITEM 3.      Defaults Upon Senior Securities
             Not applicable

ITEM 4.      Submission of Matters to a Vote of Security Holders
             At the annual meeting of the shareholders of the Corporation held on March 14, 1997, a proposed amendment to the Articles of Incorporation of the Corporation to increase the authorized shares of Common Stock was submitted to a vote of the shareholders. The number of affirmative votes was 9,453,098 and the number of negative votes was 279,287.

ITEM 5.      Other Information
             None

ITEM 6.      Exhibits and Reports on Form 8-K
             a. Exhibits

             3.3 Certificate of Amendment of the Articles of Incorporation of Powell Industries, Inc. to increase the number of shares of Common Stock authorized to 30,000,000 shares.

             27.0 Financial Data Schedule


             b. Reports on Form 8K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant

June 10, 1996
-------------               ----------------------------------------
Date                        Thomas  W. Powell
                            President and Chief Executive Officer
                            (Principal Executive Officer)





June 10, 1996
-------------               ----------------------------------------
Date                        J.F. Ahart
                            Vice President,
                            Secretary-Treasurer
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTIONS
-------        ------------
3.3      Certificate of Amendment of the Articles of Incorporation of Powell
         Industries, Inc. to increase the number of shares of Common Stock authorized to 30,000,000 shares.

27.0     Financial Data Schedule

                                    EXHIBIT
                                      3.3

                          CERTIFICATE OF AMENDMENT OF
                        THE ARTICLES OF INCORPORATION OF
                            POWELL INDUSTRIES, INC.