Form 10-Q
period 1997-07-31
POWELL INDUSTRIES INC
filed 1997-09-15
CIK 80420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1997
                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from ________________________ to ______________________


                         COMMISSION FILE NUMBER 0-6050


                            POWELL INDUSTRIES, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                88-0106100
--------------------------------------      -----------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


     8550 Mosley Drive, Houston, Texas               77075-1180
--------------------------------------      -----------------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (713) 944-6900
                                                  -----------------------------

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  [X]      No  [ ]


Common Stock, par value $.01 per share; 10,638,209 shares outstanding on August 31, 1997.

                           POWELL INDUSTRIES, INC.


PART I - Financial Information

         Item 1.  Financial Statements ................................  3 - 8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations.............................  9 - 10

PART II - Other Information and Signatures ............................  11 - 12

                    Powell Industries, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)


                                                                                 July 31,      October 31,
Assets                                                                             1997           1996
                                                                                (unaudited)
                                                                                 ---------      --------
Current Assets:
  Cash and cash equivalents ................................................     $   6,239      $  8,935
  Accounts receivable, less allowance for doubtful accounts
     of $692 and $777, respectively ........................................        36,332        37,013
  Costs and estimated earnings in excess of billings .......................        17,479        13,934
  Inventories ..............................................................        19,235        14,114
  Deferred income taxes ....................................................         1,414         2,572
  Income taxes receivable ..................................................            --           876
  Prepaid expenses and other current assets ................................         1,693         1,700
                                                                                 ---------      --------
    Total Current Assets ...................................................        82,392        79,144
Property, plant and equipment, net .........................................        23,760        14,602
Deferred income taxes ......................................................         1,585         1,164
Other assets ...............................................................         4,915         4,613
                                                                                 ---------      --------
    Total Assets ...........................................................     $ 112,652      $ 99,523
                                                                                 =========      ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable ........................................     $  13,080      $  8,543
  Accrued salaries, bonuses and commissions ................................         5,513         5,687
  Accrued product warranty .................................................         1,619         1,614
  Accrued legal expenses ...................................................         3,859         3,903
  Other accrued expenses ...................................................         2,670         3,717
  Billings in excess of costs and estimated earnings .......................        10,588         5,425
  Current maturities of debt ...............................................            --         3,750
                                                                                 ---------      --------
    Total Current Liabilities ..............................................        37,329        32,639

Deferred compensation expense ..............................................         1,426         2,157
Postretirement benefits liability ..........................................         1,427         1,502

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized; 10,616,203 and
     10,604,644, respectively, shares issued and outstanding ...............           106           106
  Additional paid-in capital ...............................................         5,566         5,601
  Retained earnings ........................................................        70,016        60,943
  Deferred compensation-ESOP ...............................................        (3,218)       (3,425)
                                                                                 ---------      --------
    Total Stockholders' Equity .............................................        72,470        63,225
                                                                                 ---------      --------
    Total Liabilities and Stockholders' Equity .............................     $ 112,652      $ 99,523
                                                                                 =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                 Three Months Ended July 31,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               ------------      ------------
Revenues .................................................................     $     46,062      $     45,838

Cost of goods sold .......................................................           34,342            33,624
                                                                               ------------      ------------
Gross profit .............................................................           11,720            12,214

Selling, general and administrative expenses .............................            7,027             7,462
                                                                               ------------      ------------
Earnings from continuing operations before interest and income taxes .....            4,693             4,752

Interest expense (income), net ...........................................             (196)               29
                                                                               ------------      ------------
Earnings from continuing operations before income taxes ..................            4,889             4,723

Income tax provision .....................................................            1,457             1,677
                                                                               ------------      ------------
Earnings from continuing operations ......................................     $      3,432      $      3,046

Discontinued operations (net of income taxes):

  Loss from operations ...................................................               --            (3,824)

  Loss on disposal of discontinued operations ............................               --            (1,682)
                                                                               ------------      ------------
Net earnings (loss) ......................................................     $      3,432      ($     2,460)
                                                                               ============      ============


Earnings (loss) per common and common equivalent share:

  Continuing operations ..................................................     $       0.32      $       0.28

  Discontinued operations ................................................               --             (0.51)
                                                                               ------------      ------------
Net earnings (loss) per common and common equivalent share ...............     $       0.32      ($      0.23)
                                                                               ============      ============

Weighted average number of common and common equivalent shares outstanding       10,853,402        10,759,428
                                                                               ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                   Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                     (In Thousands, Except Per Share Data)



                                                                                  Nine Months Ended July 31,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               ------------      ------------
Revenues .................................................................     $    137,628      $    128,320

Cost of goods sold .......................................................          103,078            96,125
                                                                               ------------      ------------
Gross profit .............................................................           34,550            32,195

Selling, general and administrative expenses .............................           21,449            19,930
                                                                               ------------      ------------
Earnings from continuing operations before interest and income taxes .....           13,101            12,265

Interest expense (income), net ...........................................             (431)              154
                                                                               ------------      ------------
Earnings from continuing operations before income taxes ..................           13,532            12,111

Income tax provision .....................................................            4,458             4,293
                                                                               ------------      ------------
Earnings from continuing operations ......................................     $      9,074      $      7,818

Discontinued operations (net of income taxes):

  Loss from operations ...................................................               --            (4,270)

  Loss on disposal of discontinued operations ............................               --            (1,682)
                                                                               ------------      ------------
Net earnings (loss) ......................................................     $      9,074      $      1,866
                                                                               ============      ============


Earnings (loss) per common and common equivalent share:

  Continuing operations ..................................................     $       0.84      $       0.73

  Discontinued operations ................................................               --             (0.56)
                                                                               ------------      ------------
Net earnings per common and common equivalent share ......................     $       0.84      $       0.17
                                                                               ============      ============

Weighted average number of common and common equivalent shares outstanding       10,849,362        10,747,130
                                                                               ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                             Nine Months Ended July 31,
                                                                             --------------------------
                                                                                1997          1996
                                                                              --------      --------
Operating Activities:
  Net earnings ..........................................................     $  9,074      $  1,866
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .......................................        2,475         3,211
    Deferred income taxes ...............................................          737           244
    Gain on sale of U.S. Turbine Corp. ..................................           --           (87)
    Postretirement benefits liability ...................................           --          (430)
    Changes in operating assets and liabilities:
      Accounts receivable ...............................................          681       (13,261)
      Costs and estimated earnings in excess of billings ................       (3,545)       (1,855)
      Inventories .......................................................       (5,121)         (530)
      Prepaid expenses and other current assets .........................            7           503
      Other assets ......................................................         (422)         (350)
      Accounts payable and income taxes payable or receivable ...........        5,413          (470)
      Accrued liabilities ...............................................       (1,260)        3,735
      Billings in excess of costs and estimated earnings ................        5,163         2,323
      Deferred compensation expense .....................................         (803)          353
      Changes in net assets of discontinued operations ..................           31        10,838
                                                                              --------      --------
Net cash provided by operating activities ...............................       12,430         6,090
                                                                              --------      --------
Investing Activities:
  Purchases of property, plant, and equipment ...........................      (11,341)       (2,089)
  Proceeds from sale of the assets of U.S. Turbine Corp. ................           --         3,430
                                                                              --------      --------
Net cash provided by investing activities ...............................      (11,341)        1,341
                                                                              --------      --------
Financing Activities:
  Payments of long-term debt ............................................       (3,750)       (2,813)
  Issuance of note receivable ...........................................           --          (500)
  Exercise of stock options and grants ..................................          (35)          285
                                                                              --------      --------
Net cash used in financing activities ...................................       (3,785)       (3,028)

Net increase (decrease) in cash and cash equivalents ....................       (2,696)        4,403
Cash and cash equivalents at beginning of period ........................        8,935         2,796
                                                                              --------      --------
Cash and cash equivalents at end of period ..............................     $  6,239      $  7,199
                                                                              ========      ========

Supplemental disclosure of cash flow information:

  Cash paid during the quarter for:

     Interest ...........................................................     $    195      $    711

     Income taxes .......................................................     $  1,500      $  3,000

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



B.  INVENTORY


                                    July 31,  October 31,
                                      1997       1996
                                  (Unaudited)
                                    -------     -------

The components of inventory are summarized below (in thousands):

Raw materials and subassemblies     $10,246     $ 8,118
Work-in-process ...............       8,989       5,996
                                    -------     -------
Total inventories .............     $19,235     $14,114
                                    =======     =======


C.  PROPERTY, PLANT AND EQUIPMENT


                                             July 31,    October 31,
                                               1997         1996
                                           (Unaudited)
                                             --------      --------

Property, plant and equipment are summarized below (in thousands):

Land ...................................     $  2,718      $  2,362
Buildings and improvements .............       13,649        13,255
Machinery and equipment ................       22,910        21,157
Furniture & fixtures ...................        3,052         2,923
Construction in process ................       10,263         1,869
                                             --------      --------
                                               52,592        41,566
Less-accumulated depreciation ..........      (28,832)      (26,964)
                                             --------      --------
Total property, plant and equipment, net     $ 23,760      $ 14,602
                                             ========      ========

D.  Production Contracts

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.
     The components of these contracts are as follows (in thousands):

                                                             July 31,     October 31,
                                                               1997          1996
                                                           (unaudited)
                                                             --------      --------

Costs and estimated earnings ...........................     $ 81,966      $ 45,559

Progress billings ......................................      (64,487)      (31,625)
                                                             --------      --------
Total costs and estimated earnings in excess of billings     $ 17,479      $ 13,934
                                                             ========      ========

Progress billings ......................................     $ 63,233      $ 50,667

Costs and estimated earnings ...........................      (52,645)      (45,242)
                                                             --------      --------
Total billings in excess of costs and estimated earnings     $ 10,588      $  5,425
                                                             ========      ========


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

The Company will adopt SFAS No. 128 effective January 31, 1998, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited three months ended July 31, 1997 and 1996 will be $.32 and $.29, respectively. The Company anticipates that the amounts reported for diluted EPS for the unaudited three months ended July 31, 1997 and 1996 will be $.32 and $.28, respectively. The Company anticipates the amounts reported for the basic EPS for the unaudited nine months ended July 31, 1997 and 1996 will be $.86 and $.74, respectively. The Company anticipates the amounts reported for diluted EPS for this same nine month period will be $.84 and $.73, respectively.

Part I
  Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.


                                                          July 31, 1997              July 31, 1996
                                                   ------------------------------------------------------
                                                   three months   nine months  three months   nine months
                                                       ended         ended         ended         ended
                                                   ------------   -----------  ------------   -----------
Revenues                                               100.0%        100.0%        100.0%        100.0%
Gross profit                                            25.4          25.1          26.6          25.1
Selling, general and administrative
  expenses                                              15.3          15.6          16.3          15.5
Earnings from continuing operations
  before income taxes                                   10.6           9.8          10.3           9.4
Income tax provision                                     3.2           3.2           3.7           3.3
Earnings from continuing operations                      7.4           6.6           6.6           6.1


Revenues for the quarter ended July 31, 1997 were up slightly to $46,062,000 from $45,838,000 in the third quarter of last year. Revenues for the nine months ended July 31, 1997 were up seven percent to $137,628,000 from $128,320,000 in the first nine months of last year. This improvement in revenues has been the result of increased export shipments.

Gross profit, as a percentage of revenues, was 25.4 percent and 26.6 percent for the quarters ended July 31, 1997 and 1996. The gross profit percentage for the nine months ended July 31, 1997 and 1996 was 25.1 percent for both periods. The lower percentage in the third quarter of 1997 was due to changes in product mix shipped during 1997.

Selling, general and administrative expenses as a percentage of revenues were
15.3 percent and 16.3 percent for the quarters ended July 31, 1997 and 1996. These percentages for the nine months ended July 31, 1997 and 1996 were 15.6 percent and 15.5 percent, respectively. The decrease in percentages reflects lower administrative expenses and legal accruals.

Income tax provision The effective tax rate was 31.6 percent and 36.6 percent for the quarters ended July 31, 1997 and 1996, respectively. For the nine months ended July 31, 1997 and 1996 the effective tax rate was 32.4 percent and
33.5 percent, respectively. The decrease was primarily due to lower projected tax rates for 1997 due to an increased level of foreign sales credits.

Earnings from continuing operations were $3,432,000 or $.32 per share for the third quarter of fiscal 1997, an increase of 13 percent from $3,046,000 or $.28 per share for the same period last year. This improvement in earnings was mainly due to lower administrative expense, interest income and lower effective tax rates. For the nine months ended July 31, 1997, net earnings were $9,074,000 or $.84 per share, compared with $7,818,000 or $.73 per share for the first nine months of fiscal 1996, an increase of 16 percent.

Backlog

The order backlog at July 31, 1997 was $137.1 million compared to $106.5 million at October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


In August 1997, the Company entered into a $20,000,000 revolving line of credit agreement with a major domestic bank. As of July 31, 1997, the Company had no borrowing outstanding and letters of credits outstanding of $8,667,000 that will be transferred to this new line .


The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                              July 31,          October 31,
                                                1997               1996
                                           ---------------   ---------------
Working Capital                            $    45,063,000   $    46,505,000
Current Ratio                                     2.2 to 1          2.4 to 1
Debt to Capitalization                             no debt           .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The small decrease in working capital at July 31, 1997, as compared to October 31, 1996 is due mainly to an increase in inventory offset by an increase in accounts payable.

Cash and cash equivalents decreased $2,696,000 during the nine months ended July 31, 1997. The primary use of cash, during this period, was for capital expenditures related to the plant expansion at three operating facilities. This use of cash was the main reason for the reduction in the current ratio at July 31, 1997.

Capital Expenditures totaled $11,341,000 for the nine months ended July 31, 1997, compared to $2,089,000 during the same period in 1996. The facilities expansion programs approved in 1996 are projected to be completed within the $12,000,000 budgeted.

The Company's fiscal 1997 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1997 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $6,239,000, funds generated from operating activities and funds available under its existing new revolving credit line.

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

Part II

                               OTHER INFORMATION

ITEM 1.           Legal Proceedings
                  Reference is made to the Company's Form 10Q for the quarter ended April 30, 1997 reporting developments in the legal proceedings between the Company and National Westminster Bank, plc.

ITEM 2.           Changes in Securities
                  None not previously reported

ITEM 3.           Defaults Upon Senior Securities
                  Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders None not previously reported

ITEM 5.           Other Information
                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  a. Exhibits
                  10.5 Business Loan Agreement dated August 21, 1997 between Bank of America Texas,

                  N.A. and Powell Industries, Inc.

                  27.0 Financial Data Schedule

                  b. Reports on Form 8K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



September 12, 1997
Date                          --------------------------------------------
                              J.F. Ahart
                              Vice President,
                              Secretary-Treasurer
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
-------             -----------
 10.5               Business Loan Agreement dated August 21, 1997 between Bank of America Texas, N.A. and Powell Industries, Inc.

 27.0               Financial Data Schedule