Form 10-K
period 1997-10-31
POWELL INDUSTRIES INC
filed 1998-01-23
CIK 80420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ---------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

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
        (State or other jurisdiction of             (I.R.S. Employer Identification No.)
         incorporation or organization)

       8550 MOSLEY DRIVE, HOUSTON, TEXAS                         77075-1180
    (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (713)944-6900

        Securities registered pursuant to section 12(b) of the Act: NONE

            Securities registered pursuant to Section 12(g) of Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,049,000 as of January 14, 1998. The number of shares of the Company's Common Stock outstanding on that date was 10,645,946 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1998 annual meeting of stockholders to be filed not later than 120 days after October 31, 1997 are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977.

     The Company sells, designs, develops, manufactures, packages and services systems and equipment for the distribution, control and management of electrical energy and other dynamic processes. The Company's offices are located in Houston, Texas with plants located in Houston, Greenville and Jacinto Port, Texas; Elyria and North Canton, Ohio; Franklin Park, Illinois; Pleasanton and Watsonville, California; and Norcross, Georgia. Most of the products manufactured by the Company are made pursuant to specifications required for a particular order.

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

  Switchgear and other related Equipment:

     Free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment as well as customized portable buildings to house switchgear and related equipment
(PCRH). Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers. During the fiscal years ended October 31, 1997, 1996 and 1995, sales and service of switchgear and other related equipment accounted for 73%, 76% and 73%, respectively, of consolidated revenues of the Company.

  Bus Duct:

     Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. The Company can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 17%, 15% and 15% of consolidated revenues for fiscal years 1997, 1996 and 1995, respectively.

  Process Control Systems:

     The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the transportation, environmental and utilities industries. During the fiscal years ended October 31, 1997, 1996 and 1995, sales of process control systems accounted for 10%, 9% and 12%, respectively, of consolidated revenues of the Company.

SUPPLIERS

     All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The Company has three principal suppliers of components and anticipates no difficulty in obtaining its components in sufficient quantities to support its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

     The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 1997, 1996 or 1995. Export revenues were $88,107,000, $63,884,000 and $39,491,000 in fiscal years 1997, 1996 and 1995, respectively. See Note H of the Notes to Consolidated Financial Statements showing the geographic areas in which these revenues were recorded.

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

EMPLOYEES

     At October 31, 1997, the Company employed 1,163 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

     The Company's backlog of orders was $137,295,000 and $106,457,000 at October 31, 1997 and 1996, respectively, and the percentage of its 1997 year end backlog that it does not expect to fill in fiscal year 1998 is 15.3%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1997, 1996 and 1995, the Company spent approximately $2,649,000, $2,283,000 and $1,843,000 respectively, on research and development programs.

ITEM 2. PROPERTIES

     The following table sets forth information about the Company's principal facilities at October 31, 1997.

                                           SQUARE
                                          FOOTAGE
                                             OF
           LOCATION             ACRES    FACILITIES                     OCCUPANCY
           --------             -----    ----------                     ---------
Owned:
  Franklin Park, IL...........   2.0       64,000      Delta-Unibus Corp. (Delta)
  Greenville, TX..............  19.0      109,000      Powell-ESCO Company (Esco)
  Houston, TX.................  26.2      421,000      Powell Electrical Manufacturing Co. (PEMCO)
  Jacinto Port, TX............  42.0        9,600      PEMCO-Offshore Division
  Elyria, OH..................   8.6       64,000      Unibus, Inc. (Unibus)
Leased:
  Pleasanton, CA..............             39,100      Transdyn Controls, Inc. (Transdyn)
  Watsonville, CA.............              9,600      Powell Electrical Manufacturing Co.
  Norcross, GA................             19,200      Transdyn Controls, Inc.
  North Canton, OH............             53,000      PEMCO-North Canton Division

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

     On May 30, 1997, the United States District Court Southern District of New York issued a memorandum and order denying the Company's motion to dismiss the complaint for lack of subject matter jurisdiction and, alternatively, to stay its prosecution pending disposition by the Armed Services Board of Contract Appeals of an appeal by NatWest's borrower, Empire Energy Management Systems, Inc., from the allegedly wrongful default termination of a contract between Empire and the United States Air Force (the "Air Force Contract"). In reaching its decision on the stay motion, the Court rejected one of the Company's several alleged defenses, in particular, its defense that the Air Force Contract was terminated for the convenience of the government.

     NatWest has expressed an interest in a prompt trial date on several occasions, but the Court has yet to set a trial date. Two motions remain pending before the Court.

     The ultimate disposition of the NatWest litigation is not presently determinable. Accordingly, although an unfavorable outcome to the NatWest litigation could have a material adverse effect on the Company's financial position and results of operations, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

     The Company is a party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of October 31, 1997, there were approximately 898 holders of record of Powell Industries, Inc. common stock, which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

     Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                              AVERAGE
                                               HIGH      LOW       LAST     DAILY VOLUME
                                              ------    ------    ------    ------------
1997
  First Quarter.............................  $15.25    $ 9.88    $14.13       46,614
  Second Quarter............................   15.00     10.50     14.00       20,302
  Third Quarter.............................   18.25     13.75     16.50       16,490
  Fourth Quarter............................   17.75     14.75     14.75       13,031
1996
  First Quarter.............................  $ 8.88    $ 6.38    $ 8.50       23,295
  Second Quarter............................   10.63      8.38      9.63       31,914
  Third Quarter.............................   12.38      9.13     10.00       29,380
  Fourth Quarter............................   12.25      8.75     10.50       20,617

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

                                                                YEARS ENDED OCTOBER 31,
                                        -----------------------------------------------------------------------
                                            1997           1996           1995           1994          1993
                                        ------------   ------------   ------------   ------------   -----------
Statements of operations data:
  Revenues............................  $191,651,000   $170,123,000   $139,534,000   $119,453,000   $94,790,000
  Earnings from continuing
    operations........................    12,629,000     10,758,000      7,080,000      4,559,000     3,555,000
  Earnings (loss) from discontinued
    operations (net of income
    taxes)............................            --     (5,998,000)    (1,382,000)      (164,000)      964,000
  Cumulative effect of change in
    accounting principles (net of
    income taxes).....................            --             --             --             --    (1,588,000)
                                        ------------   ------------   ------------   ------------   -----------
Net earnings..........................  $ 12,629,000   $  4,760,000   $  5,698,000   $  4,395,000   $ 2,931,000
                                        ============   ============   ============   ============   ===========
Net earnings per common and common
  equivalent share:
  Continuing operations...............  $       1.17   $       1.00   $        .67   $        .43   $       .34
  Discontinued operations.............            --           (.56)          (.13)          (.01)          .09
  Cumulative effect of change in
    accounting principles.............            --             --             --             --          (.15)
                                        ------------   ------------   ------------   ------------   -----------
Net earnings per common and common
  equivalent share....................  $       1.17   $        .44   $        .54   $        .42   $       .28
                                        ============   ============   ============   ============   ===========

                                                                YEARS ENDED OCTOBER 31,
                                        -----------------------------------------------------------------------
                                            1997           1996           1995           1994          1993
                                        ------------   ------------   ------------   ------------   -----------
Weighted average shares outstanding...    10,808,384     10,764,656     10,611,331     10,509,371    10,478,632
Balance Sheet Data:
  Working capital.....................  $ 51,769,000   $ 46,505,000   $ 32,642,000   $ 30,351,000   $33,153,000
  Total assets........................   122,867,000     99,523,000     90,534,000     84,327,000    76,114,000
  Long-term debt......................     6,000,000             --      3,750,000      6,563,000     9,375,000
  Stockholders' equity................    76,307,000     63,225,000     57,657,000     51,656,000    46,631,000

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Gross profit................................................   24.5     25.3     22.2
Selling, general and administrative expenses................   15.1     15.8     14.5
Interest (income) expense, net..............................    (.2)      .1       .5
Earnings from continuing operations.........................    6.6      6.3      5.1
Losses from discontinued operations.........................     --     (3.5)    (1.0)
Net earnings................................................    6.6      2.8      4.1

REVENUES

     The Company reported revenues of $191,651,000, $170,123,000 and $139,534,000 in fiscal years 1997, 1996 and 1995, respectively. Revenues increased 13% in fiscal year 1997 as compared to fiscal year 1996 and 22% in fiscal year 1996 as compared to fiscal year 1995 due primarily to the increased volume of shipments of electrical distribution equipment to export customers.

     Export revenues continued to be an important component of the Company's operations accounting for 46%, 38% and 28% of consolidated revenues in fiscal years 1997, 1996 and 1995, respectively. A schedule is provided in Note H of the Notes to Consolidated Financial Statements showing the geographic areas in which these sales were made. Management anticipates that consolidated revenues will increase in fiscal 1998 and that export revenues will continue to contribute approximately 35% to 40% of consolidated revenues.

GROSS PROFIT

     Gross profit, as a percentage of revenues, was 24.5%, 25.3% and 22.2% in fiscal years 1997, 1996 and 1995, respectively. The gross profit percentage decreased slightly in 1997 due primarily to product mix. Gross profit improved in fiscal year 1996 from fiscal year 1995 due to improved prices, higher volumes and higher margin contracts and services resulting primarily from a more favorable economy in most of the markets in which the Company competes. The Company continues to focus on productivity improvements to respond to the competitive markets it serves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of revenues were 15.1%, 15.8% and 14.5% for fiscal years 1997, 1996 and 1995, respectively. The increase in fiscal year 1996, as a percentage of revenues, was due to higher marketing, incentives and commission expenses.

INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense, net reflects a net interest income in fiscal year 1997 and a net interest expense in fiscal years 1996 and 1995. The more favorable amounts were primarily due to a reduction in total debt and the increased availability of funds to invest in 1997.

INCOME TAX PROVISION

     The effective tax rate on earnings from continuing operations before income taxes was 32%, 33% and 30% for fiscal years 1997, 1996 and 1995, respectively. The effective tax rates are lower than the statutory rate due primarily to foreign sales corporation credits.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations recorded in fiscal year 1997 were $12,629,000 or $1.17 per share. This represented a 17.4% increase in earnings when compared to fiscal year 1996 earnings. The increase was primarily due to the factors discussed above. Earnings from continuing operations recorded in fiscal year 1996 were $10,758,000 or $1.00 per share, an increase of 52.0% compared to net earnings in fiscal year 1995.

DISCONTINUED OPERATIONS

     See Note L to Notes to Consolidated Financial Statements for discussion of the operations that were discontinued in fiscal year 1996.

NET EARNINGS

     Net earnings were $12,629,000 or $1.17 per share in fiscal year 1997 compared to $4,760,000 or $.44 per share and $5,688,000 or $.54 per share in fiscal year 1996 and 1995, respectively. The losses from discontinued operations, referred to in the previous paragraph, resulted in lower net earnings in fiscal year 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1997, the Company entered into a $20,000,000 revolving line of credit agreement with a major domestic bank. As of October 31, 1997, the Company had $6,000,000 in borrowings outstanding under this revolving line of credit. The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the liquidity measures which management believes to be significant.

                                                  1997          1996           1995
                                               ----------    -----------    -----------
Working capital..............................  51,769,000    $46,505,000    $32,642,000
Current ratio................................   2.36 to 1      2.42 to 1      2.30 to 1
Debt to total capitalization.................     .1 to 1        .1 to 1        .1 to 1

     Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at October 31, 1997, as compared to October 31, 1996, is due mainly to increases in accounts receivable and costs and estimated earnings in excess of billings, partially offset by increases in accrued liabilities, and billings in excess of costs and estimated earnings.

     Capital expenditures totaled $14,773,000 during fiscal year 1997 compared to $3,349,000 during fiscal year 1996. During fiscal year 1997 the majority of the capital expenditures was for plant expansions of operating facilities at PEMCO, Delta, and Unibus totaling approximately $12,000,000. Management expects the Company's capital expenditures program to be approximately $5,000,000 in fiscal year 1998 primarily for additions and replacement of machinery and equipment and the completion of the facility at Pemco.

     The Company's fiscal year 1998 asset management program will continue to focus on the reduction of receivables days outstanding and reduction in inventories. Management believes that the cash and cash equivalents of $2,219,000 at October 31, 1997, along with funds generated from operating activities and funds available through borrowings from the credit line will be sufficient to meet the capital requirements and operating needs of the Company.

EFFECTS OF INFLATION AND RECESSION

     During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimize the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should improve slightly in 1998 and the Company does not anticipate significant increases in inflation in the immediate future.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact of such investments has not been and is not anticipated to be material to its financial position or its results of operations in any given year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Public Accountants..................     9
  Consolidated Balance Sheets as of October 31, 1997 and
     1996...................................................    10
  Consolidated Statements of Operations for the three years
     ended October 31, 1997.................................    11
  Consolidated Statements of Stockholders' Equity for the
     three years ended October 31, 1997.....................    12
  Consolidated Statements of Cash Flows for the three years
     ended October 31, 1997.................................    13
  Notes to Consolidated Financial Statements................    14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powell Industries, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Houston, Texas
December 3, 1997

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Current Assets:
  Cash and cash equivalents.................................  $  2,219    $ 8,935
  Accounts receivable, less allowance for doubtful accounts
     of $465 and $777, respectively.........................    50,391     37,013
  Costs and estimated earnings in excess of billings........    18,986     13,934
  Inventories...............................................    13,603     14,114
  Deferred income taxes.....................................       825      2,572
  Income taxes receivable...................................     1,351        876
  Prepaid expenses and other current assets.................     2,594      1,700
                                                              --------    -------
          Total Current Assets..............................    89,969     79,144
Property, plant and equipment, net..........................    26,374     14,602
Deferred income taxes.......................................     1,578      1,164
Other assets................................................     4,946      4,613
                                                              --------    -------
          Total Assets......................................  $122,867    $99,523
                                                              ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and income taxes payable.........................  $ 11,929    $ 8,543
  Accrued salaries, bonuses and commissions.................     6,737      5,687
  Accrued product warranty..................................     1,511      1,614
  Accrued legal expenses....................................     3,785      3,903
  Other accrued expenses....................................     3,282      3,717
  Billings in excess of costs and estimated earnings........    10,956      5,425
  Current maturities of long-term debt......................        --      3,750
                                                              --------    -------
          Total Current Liabilities.........................    38,200     32,639
Long-term debt, net of current maturities...................     6,000         --
Deferred compensation expense...............................     1,128      2,157
Postretirement benefits liability...........................     1,232      1,502
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized; none issued
  Common stock, par value $.01; 30,000,000 shares
     authorized; 10,642,779 and 10,604,644 shares issued and
     outstanding, respectively..............................       106        106
  Additional paid-in capital................................     5,782      5,601
  Retained earnings.........................................    73,572     60,943
  Deferred compensation-ESOP................................    (3,153)    (3,425)
                                                              --------    -------
          Total Stockholders' Equity........................    76,307     63,225
                                                              --------    -------
          Total Liabilities and Stockholders' Equity........  $122,867    $99,523
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
Revenues....................................................  $191,651   $170,123   $139,534
Cost of goods sold..........................................   144,645    127,075    108,525
                                                              --------   --------   --------
Gross profit................................................    47,006     43,048     31,009
Selling, general and administrative expenses................    28,982     26,928     20,286
                                                              --------   --------   --------
Earnings from continuing operations before interest and
  income taxes..............................................    18,024     16,120     10,723
Interest (income) expense, net..............................      (416)       117        633
                                                              --------   --------   --------
Earnings from continuing operations before income taxes.....    18,440     16,003     10,090
Income tax provision........................................     5,811      5,245      3,010
                                                              --------   --------   --------
Earnings from continuing operations.........................    12,629     10,758      7,080
Discontinued operations (net of income taxes):
  Loss from operations......................................        --     (4,860)    (1,382)
  Loss on disposal of discontinued operations...............        --     (1,138)        --
                                                              --------   --------   --------
Net earnings................................................  $ 12,629   $  4,760   $  5,698
                                                              ========   ========   ========
Earnings (loss) per common and common equivalent share:
  Continuing operations.....................................  $   1.17   $   1.00   $    .67
  Discontinued operations...................................        --       (.56)      (.13)
                                                              --------   --------   --------
Net earnings per common and common equivalent share.........  $   1.17   $    .44   $    .54
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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK        ADDITIONAL                  DEFERRED
                                      --------------------     PAID-IN      RETAINED    COMPENSATION
                                        SHARES      AMOUNT     CAPITAL      EARNINGS        ESOP
                                      ----------    ------    ----------    --------    ------------
Balance, October 31, 1994...........  10,517,704     $105       $4,906      $50,485       $(3,840)
  Net earnings......................                                          5,698
  Amortization of deferred
     compensation -- ESOP...........                                                          147
  Stock grants......................      25,000       --          156
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1995...........  10,542,704      105        5,062       56,183        (3,693)
  Net earnings......................                                          4,760
  Amortization of deferred
     compensation -- ESOP...........                                                          268
  Exercise of Stock options.........      11,940       --           52
  Stock grants......................      50,000        1          487
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1996...........  10,604,644      106        5,601       60,943        (3,425)
  Net earnings......................                                         12,629
  Amortization of deferred
     compensation -- ESOP...........                                                          272
  Exercise of stock options.........      38,135       --          181
                                      ----------     ----       ------      -------       -------
Balance, October 31, 1997...........  10,642,779     $106       $5,782      $73,572       $(3,153)
                                      ==========     ====       ======      =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED OCTOBER 31,
                                                              -------------------------------
                                                                1997        1996       1995
                                                              --------    --------    -------
Operating Activities:
  Net earnings............................................    $ 12,629    $  4,760    $ 5,698
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization........................       3,376       3,270      2,800
     Deferred income taxes (benefit)......................       1,333      (2,112)       742
     Postretirement benefits liability....................        (270)       (455)      (418)
     Changes in operating assets and liabilities:
       Accounts receivable................................     (13,378)    (11,092)    (1,290)
       Costs and estimated earnings in excess of
          billings........................................      (5,052)     (2,820)    (3,876)
       Inventories........................................         511         948     (4,079)
       Prepaid expenses and other current assets..........        (894)         (7)      (749)
       Other assets.......................................        (708)       (205)      (273)
       Accounts payable and income taxes payable or
          receivable......................................       2,911        (272)       562
       Accrued liabilities................................         394       5,334       (276)
       Billings in excess of costs and estimated
          earnings........................................       5,531       1,318      2,314
       Deferred compensation expense......................        (757)        420        266
       Changes in net assets of discontinued operations...          --      12,674        109
                                                              --------    --------    -------
Net cash provided by operating activities.................       5,626      11,761      1,530
                                                              --------    --------    -------
Investing Activities:
  Purchases of property, plant and equipment..............     (14,773)     (3,349)    (3,378)
                                                              --------    --------    -------
Net cash used in investing activities.....................     (14,773)     (3,349)    (3,378)
                                                              --------    --------    -------
Financing Activities:
  Borrowings of long-term debt............................       6,000          --         --
  Payments of long-term debt..............................      (3,750)     (2,813)    (2,813)
  Exercise of stock grants and options....................         181         540        156
                                                              --------    --------    -------
Net cash provided by (used in) financing activities.......       2,431      (2,273)    (2,657)
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents......      (6,716)      6,139     (4,505)
Cash and cash equivalents at beginning of year............       8,935       2,796      7,301
                                                              --------    --------    -------
Cash and cash equivalents at end of year..................    $  2,219    $  8,935    $ 2,796
                                                              ========    ========    =======

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

  Accounts Receivable

     The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 1997 and 1996 include $2,296,000 and $3,603,000, respectively, due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $533,000 of the retained amount at October 31, 1997 is expected to be billed subsequent to 1998.

  Inventories

     Inventories are stated at the lower of cost (primarily first-in, first-out method) or market and include material, labor and manufacturing overhead.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments which extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

  Amortization of Intangibles

     Included in other assets are net intangible assets totaling $2,272,000 and $2,172,000 at October 31, 1997 and 1996, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible accounts totaled $1,476,000 and $1,873,000 at October 31, 1997 and 1996, respectively. Management continually evaluates whether events or circumstances have occurred that indicate the remaining

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

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

  Research and Development Expense

     Research and development costs are charged to expense as incurred. Such amounts were $2,649,000, $2,283,000 and $1,843,000 in fiscal years 1997, 1996 and 1995, respectively.

  Earnings per Common and Common Equivalent Share

     Per share data has been computed based on the weighted average number of common and common equivalent shares outstanding of 10,808,384, 10,764,656 and 10,611,331 in fiscal years 1997, 1996 and 1995, respectively.

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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  New Accounting Standards

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock Based Compensation" during its fiscal year ending October 31, 1997. Adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements. The fair value of options granted are disclosed in Note J of the Notes to Consolidated Financial Statements, as required by SFAS No. 123.

     SFAS No. 128, "Earnings per Share", was issued in February 1997. The Company is required to adopt SFAS No. 128 in the first quarter of 1998. SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilative outstanding options. If the Company had adopted the statement in the current year, earnings per share would have been reported as follows:

                                                              1997     1996    1995
                                                              ----     ----    ----
Basic.......................................................  $1.19    $.45    $.54
Diluted.....................................................   1.17     .44     .54

     SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company will present the components of Comprehensive Income within its Consolidated Statements of Stockholder's Equity during its fiscal year ending October 31, 1999. The Company expects the adoption will not have a material effect on its consolidated financial position of results of operations.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company will provide reporting disclosures as required by the statement during its fiscal year ending October 31, 1999.

C. INVENTORIES

     The components of inventories are summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Raw materials, parts and subassemblies......................  $ 8,706    $ 8,118
Work-in-process.............................................    4,897      5,996
                                                              -------    -------
          Total inventories.................................  $13,603    $14,114
                                                              =======    =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

D. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized below (in thousands):

                                                         OCTOBER 31,
                                                     -------------------    RANGE OF
                                                       1997       1996     ASSET LIVES
                                                     --------   --------   -----------
Land...............................................  $  2,720   $  2,362       --
Buildings and improvements.........................    20,662     13,255   3-39 Years
Machinery and equipment............................    24,912     21,157   3-15 Years
Furniture and fixtures.............................     3,121      2,923   3-10 Years
Construction in progress...........................     4,596      1,869       --
                                                     --------   --------
                                                       56,011     41,566
Less-accumulated depreciation......................   (29,637)   (26,964)
                                                     --------   --------
          Total property, plant and equipment,
            net....................................  $ 26,374   $ 14,602
                                                     ========   ========

E. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan (401K) for substantially all of its employees. The Company matches 50% of employee contributions up to six percent of their salary. The Company recognized expense of $848,000, $736,000 and $658,000 in fiscal years 1997, 1996 and 1995, respectively, under this plan.

     Three long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     During January 1992, the Company established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP purchased 793,525 shares of the Company's common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid over a twenty-year period with equal payments of $424,000 per year including interest at 7%. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. The compensation expense for fiscal years 1997, 1996 and 1995 was $271,000, $268,000 and $147,000, respectively.

     In November 1992, the Company established a plan for each subsidiary to extend to retirees health benefits which are available to active employees under the Company's existing health plans. Participants become eligible for retiree health care benefits when they retire from active service at age 55 with ten years of service. Generally, the health plans pay a stated percentage of medical and dental expenses reduced for any deductible and co-payment. These plans are unfunded. Medical coverage may be continued by the retired employee up to age 65 at the average cost to the Company of active employees. At the age of 65, when the employee becomes eligible for Medicare, the benefits provided by the Company are reduced by the amount provided by Medicare and the cost to the retired employee is reduced to 50 percent of the average cost to the Company of active employees.

     In January 1994, the Company modified its postretirement benefits to provide retiree healthcare benefits to only current retirees and active employees who will be eligible to retire by December 31, 1999. Participants eligible for such benefits will be required to pay between 20 percent and 100 percent of the Company's average

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES cost of benefits based on years of service. In addition, benefits will end upon the employee's attainment of age 65. The effect of these modifications significantly reduced the Company's postretirement benefits cost and accumulated benefits obligation.

     The following table sets forth the plans' combined status reconciled with the accrued retirement benefits cost included in the Company's Consolidated Balance Sheets (in thousands):

                                                                OCTOBER 31,
                                                              ----------------
                                                               1997      1996
                                                              ------    ------
Accumulated postretirement benefits obligation:
  Retirees..................................................  $  242    $  364
  Fully eligible active participants........................     353       343
  Other active participants.................................      62        93
                                                              ------    ------
          Total accumulated postretirement benefits
            obligation......................................     657       800
Unrecognized prior service credits..........................     688     1,006
Unrecognized net loss.......................................    (113)     (304)
                                                              ------    ------
          Postretirement benefits liability.................  $1,232    $1,502
                                                              ======    ======

     Net periodic postretirement benefits expense (income) includes the following components (in thousands):

                                                               YEARS ENDED
                                                               OCTOBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Service cost of benefits earned during the period...........  $   5    $  10
Interest cost on accumulated postretirement benefit
  obligation................................................     45       54
Amortization of unrecognized prior service credits..........   (310)    (318)
Amortization of net loss and transition obligation..........     33       32
                                                              -----    -----
          Net periodic postretirement benefits expense
            (income)........................................  $(227)   $(222)
                                                              =====    =====

     The assumed health care cost trend rate in measuring the accumulated postretirement benefits obligation was nine percent in fiscal year 1997 decreasing to six percent by fiscal year 2000. If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefits obligation, as of October 31, 1997, would be increased by 7.8 percent. The effect of this change on the net postretirement benefit cost for 1997 would be an increase of 7.2 percent. The weighted average discount rate used in determining the accumulated postretirement benefits obligation was 6.5 and 7.0 percent for fiscal years 1997 and 1996, respectively.

F. DEBT

     In August 1997, the Company entered into an agreement for a $20,000,000 unsecured revolving line of credit with a major U.S. bank that replaced an existing line of credit. The agreement provides for the Company to elect an interest rate on amounts borrowed of the bank's prime rate less .5 percent (on the first $5,000,000) and prime rate on additional borrowings, or the bank's IBOR rate plus an additional percentage of .75% to 1.25% based on the Company's performance. Also a fee of .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 1997, $6,000,000 was borrowed against this line of credit. The agreement expires on August 15, 2000.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Long-term debt is summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1997      1996
                                                              ------    -------
Long-term debt..............................................  $6,000    $ 3,750
Less-current maturities.....................................      --     (3,750)
                                                              ------    -------
          Total long-term debt..............................  $6,000    $    --
                                                              ======    =======

     Interest paid during the year was $529,000, $683,000 and $1,157,000 in 1997, 1996 and 1995, respectively. The interest expense recorded during the year was $381,000, $637,000 and $1,047,000 in 1997, 1996 and 1995, respectively.

G. INCOME TAXES

     The net deferred income tax asset is comprised of the following (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Current deferred income taxes:
  Gross assets..............................................  $ 2,469    $2,909
  Gross liabilities.........................................   (1,644)     (337)
                                                              -------    ------
  Net current deferred income tax asset.....................      825     2,572
                                                              -------    ------
Noncurrent deferred income taxes
  Gross assets..............................................    2,122     1,673
  Gross liabilities.........................................     (544)     (509)
                                                              -------    ------
Net noncurrent deferred income tax asset....................    1,578     1,164
                                                              -------    ------
          Net deferred income tax asset.....................  $ 2,403    $3,736
                                                              =======    ======

     The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Allowance for doubtful accounts.............................  $   158    $  264
Reserve for accrued employee benefits.......................      681       397
Warranty reserves...........................................      513       549
Uncompleted long-term contracts.............................   (1,644)     (337)
Depreciation and amortization...............................     (132)     (432)
Deferred compensation.......................................      384       733
Postretirement benefits liability...........................      419       510
Accrued legal expenses......................................    1,287     1,327
Other.......................................................      737       725
                                                              -------    ------
          Net deferred income tax asset.....................  $ 2,403    $3,736
                                                              =======    ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the income tax provision (benefit) consist of the following (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Current:
  Federal................................................  $4,237    $7,135    $2,154
  State..................................................     241       222       114
Deferred:
  Federal................................................   1,333    (2,112)      742
                                                           ------    ------    ------
          Total income tax provision.....................  $5,811    $5,245    $3,010
                                                           ======    ======    ======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings from continuing operations before income taxes reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
  Statutory rate............................................    34%      34%      34%
  Foreign sales corporation credits.........................    (3)      (4)      (3)
  Revision of previous estimates of income taxes payable....    --       --       (3)
  State income taxes, net of federal benefit................     1        1        1
  Other.....................................................    --        2        1
                                                               ---      ---      ---
  Effective rate............................................    32%      33%      30%
                                                               ===      ===      ===

     Total cash payments for income taxes during the year were $4,799,000, $3,211,000 and $2,062,000 in fiscal years 1997, 1996 and 1995, respectively.

H. SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 1997, 1996 and 1995.

     Export sales are as follows (in thousands):

                                                           YEARS ENDED OCTOBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Europe (including former Soviet Union)................  $ 4,781    $ 5,680    $ 2,908
Far East..............................................   29,343     24,948     16,778
Middle East and Africa................................   27,035     12,928      5,997
North, Central and South America (Excluding U.S.).....   26,948     20,328     13,808
                                                        -------    -------    -------
          Total export sales..........................  $88,107    $63,884    $39,491
                                                        =======    =======    =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

I. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2003. At October 31, 1997, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

                        YEAR ENDING                          OPERATING
                        OCTOBER 31,                           LEASES
                        -----------                          ---------
1998.......................................................   $  876
1999.......................................................      756
2000.......................................................      611
2001.......................................................      533
2002.......................................................      408
Thereafter.................................................       --
                                                              ------
Total lease commitments....................................   $3,184
                                                              ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $1,067,000, $908,000 and $623,000 for fiscal years 1997, 1996 and 1995, respectively.

  Letters of Credit

     The Company is contingently liable for secured and unsecured letters of credit totaling approximately $8,733,000 that were outstanding at October 31, 1997.

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

     On May 30, 1997, the Court issued a memorandum and order denying the Company's motion to dismiss the complaint for lack of subject matter jurisdiction and, alternatively, to stay its prosecution pending disposition by the Armed Services Board of Contract Appeals of an appeal by NatWest's borrower, Empire Energy Management Systems, Inc., from the allegedly wrongful default termination of a contract between Empire and the United States Air Force (the "Air Force Contract"). In reaching its decision on the stay motion, the Court rejected one of the Company's several alleged defenses, in particular, its defense that the Air Force Contract was terminated for the convenience of the government.

     NatWest has expressed an interest in a prompt trial date on several occasions, but the Court has yet to set a trial date. Two motions remain pending before the Court.

     The ultimate disposition of the NatWest litigation is not presently determinable. Accordingly, although an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations, the Company believes it would be unreasonable to conclude that an unfavorable outcome is probable.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The Company is a party to other disputes arising in the ordinary course of business. Management does not believe the ultimate outcome of these disputes will materially effect the financial position or results of operations of the Company.

J. STOCK OPTIONS AND GRANTS

     In March 1992, the stockholders approved an amendment to a plan that was adopted in March 1989, in which 750,000 shares of common stock would be made available through an incentive program for certain employees of the Company. In March 1996, the stockholders approved an amendment to increase the maximum shares available under the plan from 750,000 shares to 1,500,000 shares of common stock. The awards available under the plan include both stock options and stock grants and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors.

     "Stock options" -- Options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted have a term of ten years from the date of grant and will vest in increments of 20 percent per year over a five year period on the yearly anniversary of the grant date. The plan provides for additional stock to be awarded equal to 20 percent of all options which are exercised and then held for a period of five years.

     "Stock grants" -- The fair market value of shares awarded as stock grants has been deferred and amortized to compensation expense ratably as such shares are vested. The Company recognized compensation expense related to stock grants pursuant to this plan of $0, $487,000 and $156,000 in fiscal years 1997, 1996, and 1995, respectively. At October 31, 1997, there were no stock grants awarded under this plan which had not been exercised.

     There were 595,073 shares available under the plan to be granted as of October 31, 1997. Stock option and grant activity (number of shares) for the Company during fiscal years 1997, 1996 and 1995 was as follows:

                                            1997                1996                 1995
                                      ----------------    -----------------    -----------------
                                      OPTIONS   GRANTS    OPTIONS   GRANTS     OPTIONS   GRANTS
                                      -------   ------    -------   -------    -------   -------
Outstanding, beginning of year......  429,510       --    441,450    50,000    175,800    75,000
  Granted:
     Stock options $6.25 per
       share........................                                           265,650
     Stock options $15.81 per
       share........................  250,500
  Exercised:
     Stock grants...................                                (50,000)             (25,000)
     Stock options $6.25 per
       share........................  (31,760)             (7,500)
     Stock options $6.75 per
       share........................  (47,700)             (4,440)
  Forfeited:
     Stock options $6.25 per
       share........................  (16,400)
     Stock options $6.75 per
       share........................   (4,090)
     Stock options $15.81 per
       share........................   (5,000)
                                      -------   ------    -------   -------    -------   -------
Outstanding, ranging from $6.25 to
  $15.81 per share, at the end of
  year..............................  575,060       --    429,510        --    441,450    50,000
                                      =======   ======    =======   =======    =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employees stock options whereby no compensation expense is recorded related to the options granted equal to the market value of the stock on the date of grant. If compensation expense had been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                                               1997       1996
                                                              -------    ------
Net income:
  As reported...............................................  $12,629    $4,760
  Pro forma.................................................   12,072     4,571
Earnings per share:
  As reported...............................................  $  1.17    $  .44
  Pro forma.................................................     1.12       .43

     The SFAS No. 123 method of accounting has not been applied to options granted prior to October 31, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options........................      10 years
Risk-free interest rate.........................   6.07% -- 6.49%
Expected dividend yield.........................       0.00%
Expected stock price volatility.................  55.22% -- 56.31%

K. PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Costs and estimated earnings................................  $ 85,126    $ 45,559
Progress billings...........................................   (66,140)    (31,625)
                                                              --------    --------
          Total costs and estimated earnings in excess of
            billings........................................  $ 18,986    $ 13,934
                                                              ========    ========
Progress billings...........................................  $ 69,213    $ 50,667
Costs and estimated earnings................................   (58,257)    (45,242)
                                                              --------    --------
          Total billings in excess of costs and estimated
            earnings........................................  $ 10,956    $  5,425
                                                              ========    ========

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

L. DISCONTINUED OPERATIONS

     On July 26, 1996, the Company completed the sale of its power generation set packaging business to Rolls-Royce Acquisition Corporation. This business was operated by U.S. Turbine Corp. (USTC), the Company's subsidiary based in Maineville, Ohio. Total consideration received by the Company, as adjusted, was $12,889,000, including $3,660,000 of cash, a $500,000 note receivable bearing interest at the prime rate due July 1997 and the assumption of liabilities of $8,729,000. The Company recognized a gain on the sale of $89,000, net of taxes. The Company recognized net losses from USTC operations of $3,173,000 and $799,000 for the fiscal years 1996 and 1995, respectively.

     On August 1, 1996 the Company announced the discontinuance of its operations in the microprocessor -- based equipment manufacturing business segment effective July 31, 1996. This business was operated by Powell-Process Systems, Inc. (PSI), a subsidiary of the Company based in Houston. On October 31, 1996, the Company completed the sale of these assets and the related business to Micon Systems LLC for approximately $874,000, including $650,000 cash and a $224,000 non-interest bearing note receivable due February 13, 1997. The Company recognized a loss on the sale of $1,227,000, net of taxes. The Company recognized net losses from PSI operations of $1,687,000, and $583,000 for the fiscal years 1996 and 1995, respectively.

     The following summarizes the results of operations and consolidated balance sheets of the discontinued operations:

                                                                 YEARS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Revenues....................................................  $29,182    $30,309
                                                              =======    =======
Loss from operations before income taxes....................  $(7,464)   $(2,085)
Benefit for income taxes....................................    2,604        703
Loss on disposal before income taxes........................   (1,725)        --
Benefit for income taxes....................................      587         --
                                                              -------    -------
          Net loss from discontinued operations.............  $(5,998)   $(1,382)
                                                              =======    =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

M. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 1997 and 1996 (in thousands, except per share data):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
1997 --
  Revenues..........................................  $43,128    $48,439    $46,061    $54,023
  Gross profit......................................   10,288     12,542     11,720     12,456
  Net earnings......................................    2,369      3,273      3,432      3,555
  Net earnings per common and common equivalent
     share..........................................  $   .22    $   .30    $   .32    $   .33
1996 --
  Revenues..........................................  $39,861    $43,127    $45,903    $41,232
  Gross profit......................................    8,860     11,123     12,212     10,853
  Net earnings:
     Earnings from continuing operations............    1,862      2,911      3,046      2,939
     Losses from discontinued operations............     (178)      (268)    (5,506)       (46)
     Net earnings...................................    1,684      2,643     (2,460)     2,893
  Net earnings per common and common equivalent
     share:
     Continuing operations..........................  $   .18    $   .27    $   .28    $   .27
     Discontinued operations........................     (.02)      (.03)      (.51)        --
     Net earnings...................................  $   .16    $   .24    $  (.23)   $   .27

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Financial Statements -- See Index to Consolidated Financial Statements at
Item 8 of this report

        EXHIBITS
        --------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U. S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to the Company's Form 10-Q for the quarter ended
                            April 30, 1995 and incorporated herein by reference).
         10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            1997.
         10.2            -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
         10.3            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.5            -- Credit Agreement dated August 15, 1997 between Powell
                            Industries, Inc. and Bank of America Texas, N. A. (Filed
                            as an Exhibit to the Company's Form 10-Q for the quarter
                            ended July 31, 1997 and incorporated herein by
                            reference.)
         10.7            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).

        EXHIBITS
        --------
         10.8            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.9            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.10           -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Public Accountants.
         27.0            -- Financial data schedule.

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

                                            POWELL INDUSTRIES, INC.

                                            By     /s/ THOMAS W. POWELL
                                             -----------------------------------
                                                      Thomas W. Powell
                                                President and Chief Executive
                                                            Officer
                                                (Principal Executive Officer)

                                            By        /s/ J.F. AHART
                                             -----------------------------------
                                                         J.F. Ahart
                                                       Vice President
                                                   Secretary and Treasurer
                                             (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                /s/ THOMAS W. POWELL                                 Chairman of the Board
-----------------------------------------------------
                  Thomas W. Powell

                   /s/ J. F. AHART                                          Director
-----------------------------------------------------
                     J. F. Ahart

               /s/ JOSEPH L. BECHERER                                       Director
-----------------------------------------------------
                 Joseph L. Becherer

                /s/ EUGENE L. BUTLER                                        Director
-----------------------------------------------------
                  Eugene L. Butler

                /s/ BONNIE L. POWELL                                        Director
-----------------------------------------------------
                  Bonnie L. Powell

              /s/ STEPHEN W. SEALE, JR.                                     Director
-----------------------------------------------------
                Stephen W. Seale, Jr.

                   /s/ D.D. SYKORA                                          Director
-----------------------------------------------------
                     D.D. Sykora

               /s/ LAWRENCE R. TANNER                                       Director
-----------------------------------------------------
                 Lawrence R. Tanner

                 /s/ RONALD J. WOLNY                                        Director
-----------------------------------------------------
                   Ronald J. Wolny

Date: January 9, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U. S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to the Company's Form 10-Q for the quarter ended
                            April 30, 1995 and incorporated herein by reference).
         10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            1997.
         10.2            -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
         10.3            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.5            -- Credit Agreement dated August 15, 1997 between Powell
                            Industries, Inc. and Bank of America Texas, N. A. (Filed
                            as an Exhibit to the Company's Form 10-Q for the quarter
                            ended July 31, 1997 and incorporated herein by
                            reference.)
         10.7            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
         10.8            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.9            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.10           -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Public Accountants.
         27.0            -- Financial data schedule.