Form 10-Q
period 1998-01-31
POWELL INDUSTRIES INC
filed 1998-03-17
CIK 80420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             --------   --------


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                             88-0106100
-------------------------------------       ------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     8550 Mosley Drive, Houston, Texas               77075-1180
-----------------------------------------      ---------------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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

                                                 Yes   X      No
                                                     -----       -----

Common Stock, par value $.01 per share; 10,645,484 shares outstanding on January 31, 1998.

                    Powell Industries, Inc. and Subsidiaries


PART I - Financial Information

         Item 1.  Financial Statements ...............................   3 - 7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations ...........................   8 - 9

PART II - Other Information and Signatures ...........................   10 - 11

                    Powell Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                               January 31,     October 31,
                                                                                  1998            1997
Assets                                                                         (unaudited)
                                                                               -----------     -----------
Current Assets:
  Cash and cash equivalents ...............................................     $   1,377      $   2,219
  Accounts receivable, less allowance for doubtful accounts
    of $477 and $465, respectively ........................................        38,693         50,391
  Costs and estimated earnings in excess of billings ......................        20,681         18,986
  Inventories .............................................................        16,666         13,603
  Deferred income taxes ...................................................           745            825
  Income taxes receivable .................................................         1,251          1,351
  Prepaid expenses and other current assets ...............................         2,377          2,594
                                                                                ---------      ---------
    Total Current Assets ..................................................        81,790         89,969
Property, plant and equipment, net ........................................        29,320         26,374
Deferred income taxes .....................................................         1,578          1,578
Other assets ..............................................................         4,935          4,946
                                                                                ---------      ---------
    Total Assets ..........................................................     $ 117,623      $ 122,867
                                                                                =========      =========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable .......................................     $  10,865      $  11,929
  Accrued salaries, bonuses and commissions ...............................         3,666          6,737
  Accrued product warranty ................................................         1,525          1,511
  Accrued legal expenses ..................................................         3,095          3,785
  Other accrued expenses ..................................................         2,544          3,282
  Billings in excess of costs and estimated earnings ......................         8,778         10,956
                                                                                ---------      ---------
    Total Current Liabilities .............................................        30,473         38,200

Long-term debt, net of current maturities .................................         6,000          6,000
Deferred compensation expense .............................................         1,127          1,128
Postretirement benefits liability .........................................         1,192          1,232
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized,
   10,645,979 and 10,642,779 shares issued and outstanding ................           107            106
  Additional paid-in capital ..............................................         5,842          5,782
  Retained earnings .......................................................        75,970         73,572
  Deferred compensation-ESOP ..............................................        (3,088)        (3,153)
                                                                                ---------      ---------
    Total Stockholders' Equity ............................................        78,831         76,307
                                                                                ---------      ---------
    Total Liabilities and Stockholders' Equity ............................     $ 117,623      $ 122,867
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

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
                      (In thousands, except per share data)



                                                                               Three Months Ended January 31,
                                                                               ------------------------------
                                                                                   1998             1997
                                                                               ------------     ------------
Revenues .................................................................     $     46,350     $     43,128

Cost of goods sold .......................................................           35,719           32,840
                                                                               ------------     ------------
Gross profit .............................................................           10,631           10,288

Selling, general and administrative expenses .............................            7,129            6,888
                                                                               ------------     ------------
Earnings from operations before interest and income taxes ................            3,502            3,400

Interest expense (income), net ...........................................               23             (138)
                                                                               ------------     ------------
Earnings from operations before income taxes .............................            3,479            3,538

Income tax provision .....................................................            1,081            1,169
                                                                               ------------     ------------
Net earnings .............................................................     $      2,398     $      2,369
                                                                               ============     ============
Net earnings per common share:

  Basic ..................................................................     $       0.23     $       0.22
  Diluted ................................................................             0.22             0.22

Weighted average number of common shares outstanding .....................       10,643,586       10,606,442
                                                                               ============     ============
Weighted average number of common and common equivalent shares outstanding       10,757,675       10,743,588
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

                    Powell Industries, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                         Three Months Ended January 31,
                                                                         ------------------------------
                                                                                1998          1997
                                                                              --------      --------
Operating Activities:
  Net earnings ..........................................................     $  2,398      $  2,369
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
    Depreciation and amortization .......................................          946           830
    Deferred income taxes ...............................................           80           288
    Postretirement benefits liability ...................................          (40)          (44)
    Changes in operating assets and liabilities:
      Accounts receivable ...............................................       11,698         4,774
      Costs and estimated earnings in excess of billings ................       (1,695)       (2,943)
      Inventories .......................................................       (3,063)        2,933
      Prepaid expenses and other current assets .........................          217          (643)
      Other assets ......................................................          (48)          (99)
      Accounts payable and income taxes payable or receivable ...........         (964)          734
      Accrued liabilities ...............................................       (4,485)       (2,301)
      Billings in excess of costs and estimated earnings ................       (2,178)         (434)
      Deferred compensation expense .....................................           64          (728)
                                                                              --------      --------
Net cash provided by operating activities ...............................        2,930         4,736
                                                                              --------      --------

Investing Activities:

  Purchases of property, plant and equipment ............................       (3,833)       (3,575)
                                                                              --------      --------
Net cash used in investing activities ...................................       (3,833)       (3,575)
                                                                              --------      --------
Financing activities:

  Exercise of stock options .............................................           61             2
                                                                              --------      --------
Net cash provided by financing activities ...............................           61             2
                                                                              --------      --------

Net increase (decrease) in cash and cash equivalents ....................         (842)        1,163
Cash and cash equivalents at beginning of period ........................        2,219         8,935
                                                                              --------      --------
Cash and cash equivalents at end of period ..............................     $  1,377      $ 10,098

Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:
     Interest ...........................................................     $    169      $    195
                                                                              ========      ========
     Income taxes .......................................................         --            --
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

B.  INVENTORY

                                                                          January 31,  October 31,
                                                                             1998        1997
                                                                          (unaudited)
                                                                            -------     -------
The components of inventory are summarized below (in thousands):
Raw materials and subassemblies .......................................     $10,129     $ 8,706
Work-in-process .......................................................       6,537       4,897
                                                                            -------     -------
Total inventories .....................................................     $16,666     $13,603
                                                                            =======     =======

C.  PROPERTY, PLANT AND EQUIPMENT

                                                                          January 31, October 31,
                                                                              1998       1997
                                                                          (unaudited)
                                                                            -------     -------
Property, plant and equipment is summarized below (in thousands):

Land ..................................................................     $ 3,078     $ 2,720
Buildings and improvements ............................................      21,337      20,662
Machinery and equipment ...............................................      25,026      24,912
Furniture & fixtures ..................................................       3,179       3,121
Construction in process ...............................................       7,224       4,596
                                                                            -------     -------
                                                                             59,844      56,011
Less-accumulated depreciation .........................................      30,524      29,637
                                                                            -------     -------
Total property, plant and equipment, net ..............................     $29,320     $26,374
                                                                            =======     =======

Part I
  Item 1

D.  PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion accounting method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability.

                                                                         January 31,  October 31,
                                                                            1998          1997
                                                                        (unaudited)
                                                                          --------      --------
The components of these contracts are as follows (in thousands):

Costs and estimated earnings ........................................     $ 79,622      $ 85,126

Progress billings ...................................................      (58,941)      (66,140)
                                                                          --------      --------
Total costs and estimated earnings in excess of billings ............     $ 20,681      $ 18,986
                                                                          ========      ========

Progress billings ...................................................     $ 75,712      $ 69,213

Costs and estimated earnings ........................................      (66,934)      (58,257)
                                                                          --------      --------
Total billings in excess of costs and estimated earnings ............     $  8,778      $ 10,956
                                                                          ========      ========


E.  EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                    Three months ended January 31,
                                                                   ===============================
                                                                         1998            1997
                                                                     (unaudited)
                                                                   ---------------     -----------
Numerator:
Numerator for basic and diluted earnings per share-
   income available to common shareholders                         $         2,398     $     2,369
                                                                   ===============     ===========
Denominator:

  Denominator for basic earnings per share
   weighted-average shares                                              10,643,586      10,606,442

  Effect of dilutive securities:
   Employee incentive stock options                                        114,089         137,146
                                                                   ---------------     -----------
  Denominator for diluted earnings per share-adjusted
   weighted-average shares assumed conversions                          10,757,675      10,743,588
                                                                   ===============     ===========
Basic earnings per share                                           $          0.22     $      0.22
                                                                   ===============     ===========
Diluted earnings per share                                         $          0.23     $      0.22
                                                                   ===============     ===========

Part I
  Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.



Quarters ended January 31                              1998             1997
--------------------------------------------------------------------------------
Revenues                                              100.0%           100.0%
Gross Profit                                           22.9             23.9
 Selling, general and administrative
 expenses                                              15.4             16.0
Net earnings before income taxes                        7.5              8.2
Income tax provision                                    2.3              2.7
Net earnings                                            5.2              5.5


Revenues for the quarter ended January 31, 1998 were up seven percent to $46,350,000 from $43,128,000 in the first quarter of last year. This increase in volume was due primarily to higher electrical distribution equipment revenues. Export sales were $21,928,000 or 47.3 percent of sales, an increase of 25.7 percent from $17,444,000 in the first quarter of 1997.

Gross profit, as a percentage of revenues, was 22.9 percent and 23.9 percent for the quarters ended January 31, 1998 and 1997, respectively. The lower percentage in the first quarter of 1998 was due to changes in product mix shipped during 1998 which were partially offset by efficiencies due to the increased volume of activity.

Selling, general and administrative expenses as a percentage of revenues were
15.4 percent and 16.0 percent for the quarters ended January 31, 1998 and 1997, respectively. The decrease in percentages reflects lower spending levels for selling, general and administrative functions relative to increased volume of revenues.

Income tax provision The effective tax rate was 31.1 percent and 33.0 percent for the quarters ended January 31, 1998 and 1997, respectively. The decrease was primarily due to lower projected tax rates for 1998 due to an increased level of foreign sales credits.

Net earnings from operations were $2,398,000 for the first quarter of fiscal 1998, unchanged from $2,369,000 for the first quarter of fiscal 1997, or $.22 per diluted earnings per share for both periods reported.

Backlog

The order backlog at January 31, 1998 was $138.7 million compared to $137.3 million at October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES


In August 1997, the Company entered into a $20,000,000 revolving line of credit agreement with a major domestic bank. The Company had borrowings outstanding of $6,000,000 under this line on January 31, 1998.



The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                     January 31,       October 31,           January 31,
                                        1998              1997                  1997
Working Capital                      $51,327,000       $51,769,000           $45,157,000
Current Ratio                          2.68 to 1         2.36 to 1             2.52 to 1
Debt to Capitalization                   .1 to 1           .1 to 1               .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The small decrease in working capital at January 31, 1998, as compared to October 31, 1997 is due mainly to a decrease in current assets (primarily accounts receivable) offset by a smaller decrease in current liabilities.

Cash and cash equivalents decreased by $842,000 during the three months ended January 31, 1998. The primary use of cash during this period was for capital expenditures related to the plant expansion and due to decreased current liabilities.

The Company's fiscal 1998 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1998 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $1,377,000, funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

Any forward looking statements in the preceding paragraphs of this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relations problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

Part II
                                OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  On August 5, 1993, the Company was served with a lawsuit by National Westminster Bank plc ("NatWest") alleging the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest is seeking damages in excess of $20,000,000. The Company has denied the substantive allegations of the complaint and has filed counterclaims for damages against NatWest alleging fraud, bad faith and failure to preserve and protect its collateral and seeking a declaratory judgment that the Company is not in default of the Construction Guaranty.

                  On February 4, 1998, the United States District Court, Southern District of New York, issued a memorandum and order denying the Company's motion for summary judgment, and granting NatWest's motion for partial summary judgment, with respect to certain defenses and one counterclaim of the Company. The Court dismissed several of the Company's alleged defenses, in particular, (1) its defense that the Company was fraudulently induced by NatWest into executing the Construction Guaranty, (2) its defense that the contract between NatWest's borrower, Empire Energy Management Systems, Inc., and the United States Air Force was terminated for the convenience of the government, and (3) its defense of secondary liability. Both NatWest and the Company have requested a trial date.

                  The ultimate disposition of the NatWest litigation is not presently determinable. However, an unfavorable outcome to the NatWest litigation could have a material effect on the Company's financial position and results of operations.

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





POWELL INDUSTRIES, INC.
Registrant

March 12, 1998                 /s/ Thomas  W. Powell
-----------------------       --------------------------------------------
Date                          Thomas  W. Powell
                              President and Chief Executive Officer
                              (Principal Executive Officer)





March 12, 1998                 /s/ J.F. Ahart
-----------------------       --------------------------------------------
Date                          J.F. Ahart
                              Vice President,
                              Secretary-Treasurer
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 27.0           Financial Data Schedule