Form 10-Q
period 1998-04-30
POWELL INDUSTRIES INC
filed 1998-06-12
CIK 80420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1998 or

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from to


                          Commission File Number 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                NEVADA                             88-0106100
    ------------------------------              ---------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     8550 Mosley Drive, Houston, Texas               77075-1180
  --------------------------------------             ----------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
                                                   ----------------

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X      No
                                                     ---        ---

Common Stock, par value $.01 per share; 10,645,484 shares outstanding on April 30, 1998.

                             POWELL INDUSTRIES, INC.



PART I - Financial Information
         Item 1.  Financial Statements .............................    3 - 9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations..........................   10- 11

PART II - Other Information and Signatures .........................   12 - 14

                    Powell Industries, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)



                                                                                                 April 30,       October 31,
ASSETS                                                                                             1998             1997
                                                                                                -----------      -----------
                                                                                                (unaudited)
Current Assets:
  Cash and cash equivalents...............................................................      $    1,936       $    2,219
  Accounts receivable, less allowance for doubtful accounts
     of $503 and $465, respectively.......................................................          39,346           50,391
  Costs and estimated earnings in excess of billings......................................          17,131           18,986
  Inventories.............................................................................          22,652           13,603
  Deferred income taxes...................................................................             379              825
  Income taxes receivable.................................................................             659            1,351
  Prepaid expenses and other current assets...............................................           2,327            2,594
                                                                                                ----------       ----------
    Total Current Assets..................................................................          84,430           89,969
Property, plant and equipment, net........................................................          30,043           26,374
Deferred income taxes.....................................................................           1,339            1,578
Other assets..............................................................................           4,929            4,946
                                                                                                ----------       ----------
    Total Assets..........................................................................      $  120,741       $  122,867
                                                                                                ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts and income taxes payable.......................................................      $   12,735       $   11,929
  Accrued salaries, bonuses and commissions...............................................           4,411            6,737
  Accrued product warranty................................................................           1,521            1,511
  Accrued legal expenses..................................................................           2,750            3,785
  Other accrued expenses..................................................................           3,708            3,282
  Billings in excess of costs and estimated earnings .....................................           4,238           10,956
                                                                                                ----------       ----------
    Total Current Liabilities.............................................................          29,363           38,200


Long-term obligations.....................................................................           7,000            6,000
Deferred compensation expense.............................................................           1,125            1,128
Postretirement benefits liability.........................................................           1,052            1,232
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized;
    10,645,979  and 10,642,779, shares issued and outstanding ............................             106              106
  Additional paid-in capital..............................................................           5,845            5,782
  Retained earnings.......................................................................          79,283           73,572
  Deferred compensation-ESOP..............................................................          (3,033)          (3,153)
                                                                                                ----------       ----------
    Total Stockholders' Equity............................................................          82,201           76,307
                                                                                                ----------       ----------
    Total Liabilities and Stockholders' Equity............................................      $  120,741       $  122,867
                                                                                                ==========       ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (unaudited)
                      (In Thousands, Except Per Share Data)

                                                                                             Three Months Ended April 30,
                                                                                             ----------------------------
                                                                                                1998            1997
                                                                                             -----------     -----------
Revenues..................................................................................   $    53,989     $    48,439

Cost of goods sold........................................................................        41,708          35,897
                                                                                             -----------     -----------
Gross profit..............................................................................        12,281          12,542

Selling, general and administrative expenses..............................................         7,335           7,535
                                                                                             -----------     -----------
Earnings from operations before interest and income taxes.................................         4,946           5,007

Interest expense (income), net............................................................            30             (98)
                                                                                             -----------     -----------
Earnings from operations before income taxes..............................................         4,916           5,105

Income tax provision......................................................................         1,602           1,832
                                                                                             -----------     -----------
Net earnings..............................................................................         3,314           3,273
                                                                                             ===========     ===========
Net earnings per common share:

  Basic...................................................................................   $      0.31           $0.31
  Diluted.................................................................................          0.31            0.30


Weighted average number of common shares outstanding......................................    10,642,613      10,611,937
                                                                                             ===========     ===========
Weighted average number of common and common equivalent shares outstanding................    10,743,872      10,750,823
                                                                                             ===========     ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (unaudited)
               (In Thousands, Except Per Share and Per Share Data)



                                                                                              Six Months Ended April 30,
                                                                                              --------------------------
                                                                                                  1998           1997
                                                                                              -----------    -----------
Revenues..................................................................................    $   100,339    $    91,566

Cost of goods sold........................................................................         77,427         68,737
                                                                                              -----------    -----------
Gross profit..............................................................................         22,912         22,829

Selling, general and administrative expenses..............................................         14,463         14,421
                                                                                              -----------    -----------
Earnings from operations before interest and income taxes.................................          8,449          8,408

Interest expense (income), net............................................................             53           (235)
                                                                                              -----------    -----------
Earnings from operations before income taxes..............................................          8,396          8,643

Income tax provision......................................................................          2,684          3,001
                                                                                              -----------    -----------
Net earnings..............................................................................          5,712          5,642
                                                                                              ===========    ===========
Net earnings per common share:

  Basic...................................................................................    $     0.54     $     0.53
  Diluted.................................................................................          0.53           0.53


Weighted average number of common shares outstanding......................................     10,641,806     10,608,864
                                                                                              ===========    ===========
Weighted average number of common and common equivalent shares outstanding................     10,753,379     10,741,457
                                                                                              ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In Thousands)

                                                                                              Six Months Ended April 30,
                                                                                              --------------------------
                                                                                                  1998           1997
                                                                                              -----------    -----------
Operating Activities:
  Net earnings............................................................................    $     5,712    $     5,642
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization.........................................................          1,977          1,754
    Deferred income tax provision.........................................................            446            118
    Postretirement benefits liability.....................................................           (180)           (91)
    Changes in operating assets and liabilities:
      Accounts receivable.................................................................         11,045         (1,791)
      Costs and estimated earnings in excess of billings..................................          1,855         (2,498)
      Inventories.........................................................................         (9,049)           946
      Prepaid expenses and other current assets...........................................            267           (692)
      Other assets........................................................................            119             58
      Accounts payable and income taxes payable or receivable.............................          1,498          7,305
      Accrued liabilities.................................................................         (2,925)          (501)
      Billings in excess of costs and estimated earnings..................................         (6,718)          (579)
      Deferred compensation expense.......................................................            117           (803)
                                                                                              -----------    -----------
Net cash provided by operating activities.................................................          4,164          8,868
                                                                                              -----------    -----------

Investing Activities:

  Purchases of property, plant, and equipment.............................................         (5,510)        (6,003)
                                                                                              -----------    -----------
Net cash used in investing activities.....................................................         (5,510)        (6,003)
                                                                                              -----------    -----------
Financing Activities:

  Net borrowings of long-term debt obligations............................................          1,000           ---

  Exercise of stock options...............................................................             63             46
                                                                                              -----------    -----------
Net cash provided by financing activities.................................................          1,063             46
                                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents......................................           (283)         2,911
Cash and cash equivalents at beginning of period..........................................          2,219          8,935
                                                                                              -----------    -----------
Cash and cash equivalents at end of period................................................    $     1,936    $    11,846
                                                                                              ===========    ===========

Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:

      Interest............................................................................    $       171    $       195
                                                                                              ===========    ===========
      Income taxes........................................................................    $         0    $       950
                                                                                              ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I

  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997 annual report on Form 10K.



B.  INVENTORY

                                                                                                 April 30,         October 31,
                                                                                                   1998               1997
                                                                                               ------------       -----------
                                                                                                (unaudited)
The components of inventory are summarized below (in thousands):

Raw materials, parts and subassemblies....................................................      $   11,556        $     8,706
Work-in-process...........................................................................          11,096              4,897
                                                                                                ----------        -----------
Total inventories.........................................................................      $   22,652        $    13,603
                                                                                                ==========        ===========

C.  PROPERTY, PLANT AND EQUIPMENT
                                                                                                 April 30,        October 31,
                                                                                                   1998               1997
                                                                                                -----------       -----------
                                                                                                (unaudited)
Property, plant and equipment is summarized below (in thousands):

Land......................................................................................      $    3,078         $    2,720
Buildings and improvements................................................................          27,270             20,662
Machinery and equipment...................................................................          26,241             24,912
Furniture & fixtures......................................................................           3,250              3,121
Construction in progress..................................................................           1,682              4,596
                                                                                                ----------        -----------
                                                                                                    61,521             56,011
Less-accumulated depreciation.............................................................         (31,478)           (29,637)
                                                                                                ----------        -----------
Total property, plant and equipment, net..................................................      $   30,043        $    26,374
                                                                                                ==========        ===========

Part I

  Item 1

D.  PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability.

                                                                                                 April 30,         October 31,
                                                                                                   1998               1997
                                                                                               ------------       -----------
                                                                                                (unaudited)
     Costs and estimated earnings.........................................................     $   48,208         $   85,126

     Progress billings....................................................................        (31,077)           (66,140)
                                                                                               ----------         ----------
     Total costs and estimated earnings in excess of billings.............................     $   17,131         $   18,986
                                                                                               ==========         ==========

     Progress billings....................................................................     $   84,510         $   69,213

     Costs and estimated earnings.........................................................        (80,272)           (58,257)
                                                                                               ----------         ----------
     Total billings in excess of costs and estimated earnings.............................     $    4,238         $   10,956
                                                                                               ==========         ==========

E.  EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

                                                               Three months ended April 30,   Six months ended April 30,
                                                               ===========================     ==========================
                                                                    1998          1997             1998         1997
                                                               ------------   ------------     ------------  ------------
                                                                       (unaudited)                    (unaudited)
Numerator:
   Numerator for basic and diluted earnings per share-
    income available to common shareholders                    $      3,314   $      3,273    $      5,712   $      5,642
                                                               ============   ============    ============   ============
Denominator:
   Denominator for basic earnings per share-
    weighted-average shares                                      10,642,613     10,611,937      10,641,806     10,608,864

   Effect of dilutive securities-
    Employee incentive stock options                                101,259        138,886         111,573        132,593
                                                               ------------   ------------    ------------   ------------
   Denominator for diluted earnings per share-adjusted
    weighted-average shares assumed conversions                  10,743,872     10,750,823      10,753,379     10,741,457
                                                               ============   ============    ============   ============
Basic earnings per share                                       $       0.31   $       0.31    $       0.54   $       0.53
                                                               ============   ============    ============   ============
Diluted earnings per share                                     $       0.31   $       0.30    $       0.53   $       0.53
                                                               ============   ============    ============   ============

Part I

  Item 1

F.  COMMITMENTS AND CONTINGENCIES

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

    On February 4, 1998, the United States District Court, Southern District of New York, issued a memorandum and order denying the Company's motion for summary judgment, and granting NatWest's motion for partial summary judgment, with respect to certain defenses and one counterclaim of the Company. The Court dismissed several of the Company's alleged defenses, in particular, (1) its defense that the Company was fraudulently induced by NatWest into executing the Construction Guaranty, (2) its defense that the contract between NatWest's borrower, Empire Energy Management Systems, Inc., and the United States Air Force was terminated for the convenience of the government, and (3) its defense of secondary liability. The Court has set a trial date of September 14, 1998.

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

                                                      April 30, 1998                 April 30, 1997
                                              -----------------------------------------------------------
                                              three months    six months     three months      six months
                                                 ended           ended          ended            ended
                                              ------------    -----------    ------------      ----------
Revenues                                         100.0%         100.0%          100.0%           100.0%
Gross Profit                                      22.7           22.8            25.9             24.9
Selling, general and administrative
  expenses                                        13.6           14.4            15.6             15.7
Earnings from operations
  before income taxes                              9.1            8.4            10.5              9.4
Net earnings                                       6.1            5.7             6.6              6.2


Revenues for the quarter ended April 30, 1998 were up 11 percent to $53,989,000 from $48,439,000 in the second quarter of last year. Revenues for the six months ended April 30, 1998 were up 9.6 percent to $100,339,000 from $91,566,000 in the first six months of last year. The increases in revenues were mainly in the domestic markets. The Asian monetary problems contributed to lower revenues at two of Powell's subsidiaries.

Export revenues continued to be an important component of the Company's operations accounting for $39,240,000 for the six months ending April 30, 1998 compared to $37,453,000 for the same period of 1997.

Gross profit, as a percentage of revenues, was 22.7 percent and 25.9 percent for the quarters ended April 30, 1998 and 1997. The gross profit percentage for the six months ended April 30, 1998 and 1997 was 22.8 percent and 24.9 percent, respectively. The lower percentages in 1998 were mainly due to changes in product mix shipped during 1998.

Selling, general and administrative expenses as a percentage of revenues were
13.6 percent and 15.6 percent for the quarters ended April 30, 1998 and 1997. These percentages for the six months ended April 30, 1998 and 1997 were 14.4 percent and 15.7 percent. The decrease in percentages reflects a constant level of expenses on higher volume of revenues.

Income tax provision The effective tax rate was 32.6 percent and 35.9 percent for the quarters ended April 30, 1998 and 1997, respectively. For the six months ended April 30, 1998 and 1997 the effective tax rate was 32.0 percent and 34.7 percent respectively. The decrease was primarily due to lower projected tax rates for 1998 due to the higher estimated foreign sales corporation credits.

Earnings from continuing operations were $3,314,000 or $.31 per share for the second quarter of fiscal 1998, a small increase from $3,273,000 or $.30 per share for the same period last year. For the six months ended April 30, 1998, net earnings were $5,712,000 or $.53 per share, compared with $5,642,000 or $.53 per share for the first six months of fiscal 1997. The per share data has been calculated on a fully diluted basis per FASB 128 for all periods reported.

Backlog

The order backlog at April 30, 1998 was $158.9 million compared to $137.3 million at October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES


In August 1997, the Company entered into a $20,000,000 revolving line of credit agreement with a major domestic bank. The Company had borrowings outstanding of $7,000,000 under this line on April 30, 1998.



The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:


                                              April 30,        October 31,        April 30,
                                                1998               1997             1997
                                              ---------        -----------        ---------
         Working Capital                    $55,067,000       $51,769,000       $46,956,000
         Current Ratio                        2.88 to 1         2.36 to 1         2.30 to 1
         Debt to Capitalization                 .1 to 1           .1 to 1           .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at April 30, 1998, as compared to October 31, 1997 is due mainly to a decrease in current assets (primarily accounts receivable) offset by a decrease in current liabilities (primarily billings in excess of cost and estimated earnings).

Cash and cash equivalents decreased by $283,000 during the six months ended April 30, 1998. The primary use of cash during this period was for capital expenditures mainly related to the continuing expansion of Powell Electrical Manufacturing Company facilities and due to decreased current liabilities.

The Company's fiscal 1998 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1998 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $1,936,000, funds generated from operating activities and funds available under its existing revolving credit line.

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

                  On February 4, 1998, the United States District Court, Southern District of New York, issued a memorandum and order denying the Company's motion for summary judgment, and granting NatWest's motion for partial summary judgment, with respect to certain defenses and one counterclaim of the Company. The Court dismissed several of the Company's alleged defenses, in particular, (1) its defense that the Company was fraudulently induced by NatWest into executing the Construction Guaranty, (2) its defense that the contract between NatWest's borrower, Empire Energy Management Systems, Inc., and the United States Air Force was terminated for the convenience of the government, and (3) its defense of secondary liability. The Court has set a trial date of September 14, 1998.

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

                  None

ITEM 3.           Defaults Upon Senior Securities

                  Not applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  At the annual meeting of the shareholders of the Company held on March 13, 1998, Thomas W. Powell, Lawrence R. Tanner, and Joseph L. Becherer were elected as directors of the Company with terms ending in 2001. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:

                                                                Votes
                  Nominee                    Votes Cast For    Withheld           Abstentions      Non-Votes
                  -------                    --------------    --------           -----------      ---------
                  Thomas W. Powell             9,792,962       195,947                 ---          655,296
                  Lawrence R. Tanner           9,802,728       186,181                 ---          655,296
                  Joseph L. Becherer           9,802,728       186,181                 ---          655,296

                  At the annual meeting, the shareholders also approved and ratified the actions of the directors and officers of the Company during fiscal 1997 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

                                        Votes Cast
                  Votes Cast For          Against            Abstentions      Non-Votes
                  --------------          -------            -----------      ---------
                    9,988,909               ---                 ---            655,296

ITEM 5.           Other Information

                  None


ITEM 6.           Exhibits and Reports on Form 8-K

                  a. Exhibits

                  3.1 - Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for quarter ended July 31, 1987, and Form 10-Q for quarter ended April 30, 1992, respectively, and incorporated herein by reference).

                  3.2 - By-laws of Powell Industries, Inc. (filed as Exhibit 3(ii) to the Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

                  10.1 - Powell Industries, Inc., Incentive Compensation Plan for 1997 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by reference).

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

                  10.5 - Credit Agreement dated August 15, 1997 between Powell Industries, Inc. and Bank of America, Texas, N.A. (filed as an Exhibit to the Company's Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference).

                  10.7 - 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 4.2 to the Company's registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

                  10.8 - The Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

                  10.9 - The Powell Industries, Inc. Executive Severance Protection Plan (filed as exhibit 10.7 to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

                  10.10 - Amendment to Powell Industries, Inc. Stock Option Plan (filed as exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).

                  27.0 Financial Data Schedule

                  b. Reports on Form 8K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




POWELL INDUSTRIES, INC.
Registrant

June 10, 1998
-------------                       --------------------------------
Date                                Thomas  W. Powell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





June 10, 1998
-------------                       --------------------------------
Date                                J.F. Ahart
                                    Vice President,
                                    Secretary-Treasurer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
 3.1       --     Articles of Incorporation and Certificates of Amendment
                  of Powell Industries, Inc. dated July 20, 1987 and March 13,
                  1992 (filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for quarter
                  ended July 31, 1987, and Form 10-Q for quarter ended April 30,
                  1992, respectively, and incorporated herein by reference).

 3.2       --     By-laws of Powell Industries, Inc. (filed as Exhibit
                  3(ii) to the Company's Form 10-Q for the quarter ended April
                  30, 1995 and incorporated herein by reference).

10.1       --     Powell Industries, Inc., Incentive Compensation Plan
                  for 1997 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended October 31, 1997 and incorporated herein by reference).

10.2       --     Salary Continuation Agreement with William E. Powell,
                  dated July 17, 1984 (filed as Exhibit 10 to the Company's Form
                  10-K for the fiscal year ended October 31, 1984, and
                  incorporated herein by reference).

10.3       --     Description of Supplemental Executive Benefit Plan
                  (filed as Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by
                  reference).

10.5       --     Credit Agreement dated August 15, 1997 between Powell
                  Industries, Inc. and Bank of America, Texas, N.A. (filed as an
                  Exhibit to the Company's Form 10-Q for the quarter ended July
                  31, 1997 and incorporated herein by reference).

10.7       --     1992 Powell Industries, Inc. Stock Option Plan (filed
                  as Exhibit 4.2 to the Company's registration statement on Form
                  S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

10.8       --     The Powell Industries, Inc. Directors' Fees Program
                  (filed as Exhibit 10.7 to the Company's Form 10-K for the
                  fiscal year ended October 31, 1992, and incorporated herein by reference).

10.9       --     The Powell Industries, Inc. Executive Severance
                  Protection Plan (filed as exhibit 10.7 to the Company's Form
                  10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.10      --     Amendment to Powell Industries, Inc. Stock Option Plan
                  (filed as exhibit 10.8 to the Company's Form 10-Q for the
                  quarter ended April 30, 1996 and incorporated herein by
                  reference).

27.0       --     Financial Data Schedule