Form 10-Q
period 1998-07-31
POWELL INDUSTRIES INC
filed 1998-09-14
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1998

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to       .
                                                            -------  -------



                          Commission File Number 0-6050

                             POWELL INDUSTRIES, INC.

-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                NEVADA                             88-0106100
----------------------------------------    -------------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     8550 Mosley Drive, Houston, Texas               77075-1180
----------------------------------------     ------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
                                                   -----------------

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X      No
                                                     ---        ---

Common Stock, par value $.01 per share; 10,616,203 shares outstanding on July 31, 1998.

                            POWELL INDUSTRIES, INC.


PART I - Financial Information

         Item 1.  Financial Statements ...................................................     3 - 9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations................................................     10 - 11

PART II - Other Information and Signatures ...............................................     12 - 14


                    Powell Industries, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Data)




                                                                                     July 31,     October 31,
Assets                                                                                1998           1997
                                                                                   -----------    -----------
                                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents ....................................................   $       606    $     2,219
  Accounts receivable, less allowance for doubtful accounts
     of $585 and $465, respectively ............................................        49,171         50,391
  Costs and estimated earnings in excess of billings ...........................        14,354         18,986
  Inventories ..................................................................        18,355         13,603
  Deferred income taxes ........................................................         1,478            825
  Income taxes receivable ......................................................           916          1,351
  Prepaid expenses and other current assets ....................................         2,578          2,594
                                                                                   -----------    -----------
    Total Current Assets .......................................................        87,458         89,969
Property, plant and equipment, net .............................................        30,212         26,374
Deferred income taxes ..........................................................         1,292          1,578
Other assets ...................................................................         4,920          4,946
                                                                                   -----------    -----------
    Total Assets ...............................................................   $   123,882    $   122,867
                                                                                   ===========    ===========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable ............................................   $    11,300    $    11,929
  Accrued salaries, bonuses and commissions ....................................         5,514          6,737
  Accrued product warranty .....................................................         1,141          1,511
  Accrued legal expenses and settlement expenses ...............................         9,505          3,785
  Other accrued expenses .......................................................         4,463          3,282
  Billings in excess of costs and estimated earnings ...........................         5,568         10,956
                                                                                   -----------    -----------
    Total Current Liabilities ..................................................        37,491         38,200

Long-term obligations ..........................................................         3,500          6,000
Deferred compensation expense ..................................................         1,123          1,128
Postretirement benefits liability ..............................................         1,013          1,232

Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized; 10,616,203 and
     10,604,644, shares issued and outstanding .................................           107            106
  Additional paid-in capital ...................................................         5,851          5,782
  Retained earnings ............................................................        77,776         73,572
  Deferred compensation-ESOP ...................................................        (2,979)        (3,153)
                                                                                   -----------    -----------
    Total Stockholders' Equity .................................................        80,755         76,307
                                                                                   -----------    -----------
    Total Liabilities and Stockholders' Equity .................................   $   123,882    $   122,867
                                                                                   ===========    ===========


                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (unaudited)
                 (In Thousands, Except Share and Per Share Data)



                                                                                      Three Months Ended July 31,
                                                                                   ------------------------------
                                                                                        1998             1997
                                                                                   -------------    -------------
Revenues .......................................................................   $      56,258    $      46,062

Cost of goods sold .............................................................          43,888           34,342
                                                                                   -------------    -------------
Gross profit ...................................................................          12,370           11,720

Selling, general and administrative expenses ...................................           7,847            7,027
                                                                                   -------------    -------------
Earnings from operations before interest and income taxes ......................           4,523            4,693

Interest expense (income), net .................................................              59             (196)
                                                                                   -------------    -------------
Earnings from continuing operations before income taxes ........................           4,464            4,889

Income tax provision ...........................................................           1,271            1,457
                                                                                   -------------    -------------
Earnings from continuing operations ............................................           3,193            3,432

Loss from discontinued operations, net of income taxes .........................          (4,700)            --
                                                                                   -------------    -------------
Net earnings (loss) ............................................................   $      (1,507)   $       3,432
                                                                                   =============    =============
Earnings (loss) per common share:

     Continuing operations:
        Basic ..................................................................   $        0.30    $        0.32
        Diluted ................................................................            0.30             0.32

     Discontinued operations:
        Basic ..................................................................    $      (0.44)            --
        Diluted ................................................................           (0.44)            --

Net earnings (loss) per common share:
        Basic ..................................................................    $      (0.14)   $        0.32
        Diluted ................................................................           (0.14)            0.32

Weighted average number of common
   shares outstanding ..........................................................      10,643,141       10,611,937
                                                                                   =============    =============
Weighted average number of common and common
   equivalent shares outstanding ...............................................      10,745,109       10,759,693
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (unaudited)
                 (In Thousands, Except Share and Per Share Data)



                                                                                       Nine Months Ended July 31,
                                                                                   ------------------------------
                                                                                        1998             1997
                                                                                   -------------    -------------
Revenues .......................................................................   $     156,596    $     137,628

Cost of goods sold .............................................................         121,315          103,078
                                                                                   -------------    -------------
Gross profit ...................................................................          35,281           34,550

Selling, general and administrative expenses ...................................          22,310           21,449
                                                                                   -------------    -------------
Earnings from operations before interest and income taxes ......................          12,971           13,101

Interest expense (income), net .................................................             112             (431)
                                                                                   -------------    -------------
Earnings from continuing operations before income taxes ........................          12,859           13,532

Income tax provision ...........................................................           3,954            4,458
                                                                                   -------------    -------------
Earnings from continuing operations ............................................           8,905            9,074

Loss from discontinued operations, net of income taxes .........................          (4,700)            --
                                                                                   -------------    -------------
Net earnings (loss) ............................................................   $       4,205    $       9,074
                                                                                   =============    =============
Earnings (loss) per common share:

     Continuing operations:
        Basic ..................................................................   $        0.84    $        0.86
        Diluted ................................................................            0.83             0.84

     Discontinued operations:
        Basic ..................................................................   $       (0.44)            --
        Diluted ................................................................           (0.44)            --

Net earnings (loss) per common share:
        Basic ..................................................................   $        0.40    $        0.86
        Diluted ................................................................            0.39             0.84

Weighted average number of common
   shares outstanding ..........................................................      10,642,220       10,608,864
                                                                                   =============    =============
Weighted average number of common and common
   equivalent shares outstanding ...............................................      10,750,452       10,748,068
                                                                                   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (unaudited)
                                 (In Thousands)


                                                                                   Nine Months Ended July 31,
                                                                                  ---------------------------
                                                                                      1998          1997
                                                                                   ----------    ----------
Operating Activities:
  Net earnings .................................................................   $    4,205    $    9,074
  Adjustments to reconcile net earnings to net cash provided by (used in)
  operating activities:
    Depreciation and amortization ..............................................        2,992         2,475
    Deferred income taxes ......................................................         (367)          737
    Postretirement benefits liability ..........................................         (219)         --
    Changes in operating assets and liabilities:
      Accounts receivable ......................................................        1,220           681
      Costs and estimated earnings in excess of billings .......................        4,632        (3,545)
      Inventories ..............................................................       (4,752)       (5,121)
      Other assets .............................................................         (160)         (415)
      Accounts payable and income taxes payable or receivable ..................         (194)        5,413
      Accrued liabilities ......................................................          608        (1,260)
      Billings in excess of costs and estimated earnings .......................       (5,388)        5,163
      Deferred compensation expense ............................................          169          (803)
      Changes in net assets of discontinued operations .........................        4,700            31
                                                                                   ----------    ----------
Net cash provided by operating activities ......................................        7,446        12,430
                                                                                   ----------    ----------
Investing Activities:
  Purchases of property, plant, and equipment ..................................       (6,628)      (11,341)
                                                                                   ----------    ----------
Net cash used in investing activities ..........................................       (6,628)      (11,341)
                                                                                   ----------    ----------
Financing Activities:
  Payments of long-term debt ...................................................       (2,500)       (3,750)
  Exercise of stock options and grants .........................................           69           (35)
                                                                                   ----------    ----------
Net cash used in financing activities ..........................................       (2,431)       (3,785)

Net decrease in cash and cash equivalents ......................................       (1,613)       (2,696)
Cash and cash equivalents at beginning of period ...............................        2,219         8,935
                                                                                   ----------    ----------
Cash and cash equivalents at end of period .....................................   $      606    $    6,239
                                                                                   ==========    ==========

Supplemental disclosure of cash flow information:

  Cash paid for:

     Interest ..................................................................   $      297    $      195

     Income taxes ..............................................................   $    1,000    $    1,500




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I
  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997 annual report on Form 10K.



B.  INVENTORY


                                                                                    July 31,     October 31,
                                                                                      1998          1997
                                                                                   ----------    ----------
                                                                                  (unaudited)
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ................................................   $   11,189    $    8,706
Work-in-process ................................................................        7,166         4,897
                                                                                   ----------    ----------
Total inventories ..............................................................   $   18,355    $   13,603
                                                                                   ==========    ==========

C.  PROPERTY, PLANT AND EQUIPMENT

<CAPTION
                                                                                     July 31,    October 31,
                                                                                      1998          1997
                                                                                   ----------    ----------
                                                                                  (unaudited)
Property, plant and equipment are summarized below (in thousands):

Land ...........................................................................   $    2,720    $    2,720
Buildings and improvements .....................................................       27,387        20,662
Machinery and equipment ........................................................       27,303        24,912
Furniture & fixtures ...........................................................        3,312         3,121
Construction in process ........................................................        1,917         4,596
                                                                                   ----------    ----------
                                                                                       62,639        56,011
Less-accumulated depreciation ..................................................      (32,427)      (29,637)
                                                                                   ----------    ----------
Total property, plant and equipment, net .......................................   $   30,212    $   26,374
                                                                                   ==========    ==========

Part 1
  Item 1

D.  Production Contracts

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):


                                                                                July 31,   October 31,
                                                                                 1998        1997
                                                                              ---------    ---------
(unaudited)

     Costs and estimated earnings .........................................   $  67,955    $  85,126

     Progress billings ....................................................     (53,601)     (66,140)
                                                                              ---------    ---------
     Total costs and estimated earnings in excess of billings .............   $  14,354    $  18,986
                                                                              =========    =========

     Progress billings ....................................................   $  79,832    $  69,213

     Costs and estimated earnings .........................................     (74,264)     (58,257)
                                                                              ---------    ---------
     Total billings in excess of costs and estimated earnings .............   $   5,568    $  10,956
                                                                              =========    =========


E.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the Statement 238 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):


                                                              Three months ended July 31,  Nine months ended July 31,
                                                              ==========================   =========================
                                                                  1998          1997          1998          1997
                                                               -----------   -----------   -----------   -----------
                                                                      (unaudited)                 (unaudited)
Numerator:
     Numerator for basic and diluted earnings per share-
      earnings from continuing operations available to
      common shareholders ..................................   $     3,193   $     3,432   $     8,905   $     9,074
                                                               ===========   ===========   ===========   ===========
Denominator:
     Denominator for basic earnings per share-
      weighted-average shares ..............................    10,643,141    10,611,937    10,642,220    10,608,864

     Effect of dilutive securities-
      Employee inventive stock options .....................       102,733       147,756       108,232       140,804
                                                               -----------   -----------   -----------   -----------
     Denominator for diluted earnings per share-adjusted
      weighted-average shares assumed conversions ..........    10,745,109    10,759,693    10,750,452    10,748,068
                                                               ===========   ===========   ===========   ===========

Part I
  Item 1

F.   LEGAL PROCEEDINGS

     As previously reported on Form 8-K filed September 4, 1998, the Company entered into a Settlement Agreement with National Westminister Bank, plc ("NatWest") to settle all litigation between them regarding completion of a project at McDill Air Force Base. The settlement provided for in such Settlement Agreement closed on September 11, 1998. Under the terms of such Settlement Agreement, the Company paid to NatWest $7,000,000 at closing and delivered a promissory note in the principal amount of $1,000,000 bearing interest at 3% per annum, which will be due on December 31, 1999.

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.


                                                     July 31, 1998               July 31, 1997
                                              -----------------------------------------------------
                                              three months  nine months   three months  nine months
                                                 ended         ended         ended        ended
                                               ---------     ---------     ---------    ---------
Revenues                                         100.0%        100.0%        100.0%       100.0%
Gross Profit                                      22.0          22.5          25.4         25.1
Selling, general and administrative
  expenses                                        14.0          14.3          15.3         15.6
Earnings from continuing operations
  before income taxes                              7.9           8.2          10.6          9.8
Earnings from continuing operations                5.7           5.7           7.4          6.6
Loss from discontinued operations                 (8.3)         (3.0)           --           --
Net earnings (loss)                               (2.6)          2.7           7.4          6.6





Revenues for the quarter ended July 31, 1998 were up 22.1 percent to $56,258,000 from $46,062,000 in the third quarter of last year. Revenues for the nine months ended July 31, 1998 were up 13.8 percent to $156,596,000 from $137,628,000 in the first nine months of last year. The increases in revenues were mainly in the domestic markets consisting of sales of core business products from the Company's largest subsidiary. The Asian monetary problems contributed to lower revenues at two of the Company's subsidiaries.

Export revenues continued to be an important component of the Company's operations, accounting for $64,414,000 for the nine months ending July 31, 1998 compared to $62,407,000 for the same period of 1997.

Gross profit, as a percentage of revenues, was 22.0 percent and 25.4 percent for the quarters ended July 31, 1998 and 1997. The gross profit percentage for the nine months ended July 31, 1998 and 1997 was 22.5 percent and 25.1 percent, respectively. The lower percentages in 1998 were mainly due to changes in product mix shipped during 1998 and losses at Powell-Esco Company, a wholly owned subsidiary of the Company.

Selling, general and administrative expenses as a percentage of revenues were
14.0 percent and 15.3 percent for the quarters ended July 31, 1998 and 1997. These percentages for the nine months ended July 31, 1998 and 1997 were 14.3 percent and 15.6 percent. The decrease in percentages reflects the increased volume of revenues.

Income tax provision The effective tax rates on continuing operations earnings were 28.5 percent and 29.8 percent for the quarters ended July 31, 1998 and 1997, respectively. For the nine months ended July 31, 1998 and 1997 the effective tax rate was 30.7 percent and 32.9 percent respectively. The decrease was primarily due to lower projected tax rates for 1998 due to the higher estimated foreign sales corporation credits.

Earnings from continuing operations were $3,193,000 or $.30 per share for the third quarter of fiscal 1998, a decrease from $3,432,000 or $.32 per share for the same period last year. The decrease was mainly due to losses at Powell-Esco Company. For the nine months ended July 31, 1998, net earnings were $8,905,000 or $.83 per share, compared with $9,074,000 or $.84 per share for the first nine months of fiscal 1997. The per share data has been calculated on a fully diluted basis per FASB 128 for all periods reported.

Loss from discontinued operations for the quarter and nine months ended on July 31, 1998 was ($4,700,000) or ($.44) per diluted common share. The $4,700,000 charge was the result of settlement of litigation discussed in Form 8-K filed September 4, 1998 and in Part II, Item I of this Form 10-Q.

Backlog

The order backlog at July 31, 1998 was $162.3 million, compared to $137.3 million at October 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

In August 1997, the Company entered into a $20,000,000 revolving line of credit agreement with a major domestic bank. The Company had borrowings outstanding of $3,500,000 under this line on July 31, 1998.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:


                                              July 31,         October 31,       July 31,
                                                1998              1997             1997
                                            -----------       -----------       -----------
         Working Capital                    $49,967,000       $51,769,000       $45,063,000
         Current Ratio                        2.33 to 1         2.36 to 1         2.20 to 1
         Debt to Capitalization                  .1to 1           .1 to 1           no debt



Management believes that the Company continues to maintain a strong liquidity position. The decrease in working capital at July 31, 1998, as compared to October 31, 1997, is due mainly to a decrease in current assets (the increase in inventories was more than offset by the decrease in cash and costs and estimated earnings in excess of billings) and a decrease in current liabilities (the legal and settlement accrual increase was off-set by billings in excess of cost and estimated earnings, and other current liabilities). The accrual for settlement and legal expenses was paid by a draw down under the Company's revolving credit agreement.

Cash and cash equivalents decreased by $1,613,000 during the nine months ended July 31, 1998. The primary use of cash during this period was for capital expenditures mainly related to the continuing expansion of the facilities of Powell Electrical Manufacturing Company, reduction of long-term debt and decreased current liabilities.

The Company's fiscal 1998 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1998 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $606,000, funds generated from operating activities and funds available under its existing revolving credit line and term loan.

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

Part II

                               OTHER INFORMATION

ITEM 1.           Legal Proceedings
                  As previously reported on Form 8-K filed on September 4, 1998, the Company entered into a Settlement Agreement with National Westminister Bank plc ("NatWest") to settle all litigation between them regarding completion of a project at MacDill Air Force Base. The settlement provided for in such Settlement Agreement closed on September 11, 1998. Under the terms of such Settlement Agreement, the Company paid NatWest $7,000,000 at the closing, and delivered a promissory note in the principal amount $1,000,000 bearing interest at the rate of 3% per annum, which will be due on December 31, 1999; accordingly, the Company has recorded a loss from discontinued operations of $4,700,000 (net of income taxes) to reflect additional accruals related to this settlement.

ITEM 2.           Changes in Securities and Use of Proceeds
                  None

ITEM 3.           Defaults Upon Senior Securities
                  Not applicable

ITEM 4.           None

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

                  10.11 - Settlement Agreement effective September 3, 1998 by and among National Westminister Bank plc, Powell Industries, Inc., Powell Energy Systems, Inc., Empire Energy Management Systems, Inc., Empire Cogen and Brian Travis. (filed herewith)

                  27.0 Financial Data Schedule

                  b. Reports on Form 8K
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






POWELL INDUSTRIES, INC.
Registrant


September 11, 1998
------------------      --------------------------
Date                    Thomas W. Powell
                        President and Chief Executive
                        Officer
                        (Principal Executive Officer)



September 11, 1998
------------------      --------------------------
Date                    J. F. Ahart
                        Vice President,
                        Secretary-Treasurer
                        Chief Financial Officer
                        (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
----------               -----------
  10.11                  Settlement Agreement effective September 8, 1998 by
                         and among National Westminister Bank plc, Powell
                         Industries, Inc., Powell Energy Systems, Inc., Empire
                         Energy Management Systems, Inc., Empire Cogen and Brian
                         Travis. (filed herewith)

  EX. 27                 FINANCIAL DATA SCHEDULE