Form 10-K
period 1998-10-31
POWELL INDUSTRIES INC
filed 1999-01-26
CIK 80420

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

     Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $77,963,000 as of January 8, 1999. The number of shares of the Company's Common Stock outstanding on that date was 10,660,679 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1999 annual meeting of stockholders to be filed not later than 120 days after October 31, 1998 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PRODUCTS AND SYSTEMS

     Powell designs, develops, manufactures, sells and services electrical power distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp. and Transdyn Controls, Inc. As applicable to the context, the "Company" is also sometimes used herein to refer to Powell and its subsidiaries.

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

  Switchgear and other related Equipment:

     Switchgear is defined as free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment as well as customized portable buildings to house switchgear and related equipment (PCR(R)). Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers. During the fiscal years ended October 31, 1998, 1997 and 1996, sales and service of switchgear and other related equipment accounted for 77%, 73% and 76%, respectively, of consolidated revenues of the Company.

  Bus Duct:

     Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. The Company can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 12%, 17% and 15% of consolidated revenues for fiscal years 1998, 1997 and 1996, respectively.

  Process Control Systems:

     The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the Company=s transportation, environmental and utilities industries. During the fiscal years ended October 31, 1998, 1997 and 1996, sales of process control systems accounted for 11%, 10% and 9%, respectively, of consolidated revenues of the Company.

SUPPLIERS

     All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The Company has three principal suppliers of components and anticipates no difficulty in obtaining its components in sufficient quantities to support its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

     The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 1998, 1997 or 1996. Export revenues were $85,448,000, $88,107,000 and $63,884,000 in fiscal years 1998, 1997 and 1996, respectively. See Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these revenues were recorded.

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

EMPLOYEES

     At October 31, 1998, the Company employed 1,253 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

     The Company's backlog of orders was $143,394,000 and $137,295,000 at October 31, 1998 and 1997, respectively, and the percentage of its 1998 year end backlog that it does not expect to fill in fiscal year 1999 is 17%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1998, 1997 and 1996, the Company spent approximately $2,693,000, $2,649,000 and $2,283,000 respectively, on research and development programs.

ITEM 2. PROPERTIES

     The following table sets forth information about the Company's principal facilities at October 31, 1998.

                                                 SQUARE
                                                FOOTAGE
                                                   OF
              LOCATION                 ACRES   FACILITIES                 OCCUPANCY
              --------                 -----   ----------                 ---------
Owned:
  Franklin Park, IL..................   2.0      64,000     Delta-Unibus Corp. (Delta)
  Greenville, TX.....................  19.0     109,000     Powell-ESCO Company (Esco)
  Houston, TX........................  26.2     421,000     Powell Electrical Manufacturing Co.
                                                              (PEMCO)
  Jacinto Port, TX...................  42.0       9,600     PEMCO-Offshore Division
  Elyria, OH.........................   8.6      64,000     Unibus, Inc. (Unibus)
Leased:
  Pleasanton, CA.....................            39,100     Transdyn Controls, Inc. and Power
                                                              Electronics Company, Inc. (PPECO)
  Watsonville, CA....................             9,600     PPECO
  Norcross, GA.......................            19,200     Transdyn Controls, Inc.
  North Canton, OH...................            53,000     PEMCO-North Canton Division

ITEM 3. LEGAL PROCEEDINGS

     On August 5, 1993, the Company was served with a lawsuit filed by National Westminister Bank Plc ("NatWest") in the United States District Court, Southern District of New York, alleging that the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest had sought damages in excess of $20,000,000.

     On September 2, 1998, the Company signed a Settlement Agreement with NatWest to settle this litigation. The settlement closed on September 10, 1998. Under the terms of the Settlement Agreement, the Company paid NatWest $7,000,000 at closing, and delivered a promissory note in the principal amount of $1,000,000, bearing interest at 3% per annum, which will be due on December 31, 1999.

     The Company recorded a charge of approximately $4.8 million (net of income taxes) to discontinued operations in its third quarter ended July 31, 1998 in connection with this settlement. The additional amount payable under the Settlement Agreement (net of income taxes) was accrued in prior periods. See the Settlement Agreement filed as Exhibit 10.11 to this report for additional terms of such settlement.

     The Company is a party to other disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of October 31, 1998, there were approximately 865 holders of record of Powell Industries, Inc. common stock, which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

     Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                              AVERAGE
                                                  HIGH     LOW      LAST    DAILY VOLUME
                                                 ------   ------   ------   ------------
1998
  First Quarter................................  $17.56   $12.63   $13.13      10,267
  Second Quarter...............................   14.00    10.00    12.63      22,518
  Third Quarter................................   13.50    11.75    12.75      10,933
  Fourth Quarter...............................   12.63     7.25     9.25       9,764
1997
  First Quarter................................  $15.25   $ 9.88   $14.13      46,614
  Second Quarter...............................   15.00    10.50    14.00      19,637
  Third Quarter................................   18.25    13.75    16.50      16,233
  Fourth Quarter...............................   17.75    14.75    14.75      13,031

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

                                                           YEARS ENDED OCTOBER 31,
                                   ------------------------------------------------------------------------
                                       1998           1997           1996           1995           1994
                                   ------------   ------------   ------------   ------------   ------------
Statements of operations data:
  Revenues.......................  $212,733,000   $191,651,000   $170,123,000   $139,534,000   $119,453,000
  Earnings from continuing
    operations...................    11,465,000     12,629,000     10,758,000      7,080,000      4,559,000
  Loss from discontinued
    operations (net of income
    taxes).......................    (4,800,000)            --     (5,998,000)    (1,382,000)      (164,000)
                                   ------------   ------------   ------------   ------------   ------------
Net earnings.....................  $  6,665,000   $ 12,629,000   $  4,760,000   $  5,698,000   $  4,395,000
                                   ============   ============   ============   ============   ============
Net earnings per common share:
  Continuing operations
    Basic:.......................  $       1.08   $       1.19   $       1.02   $        .67   $        .43
    Diluted:.....................          1.07           1.17           1.00            .67            .43
  Discontinued operations
    Basic:.......................          (.45)            --           (.57)          (.13)          (.01)
    Diluted:.....................          (.45)            --           (.56)          (.13)          (.01)
Net earnings per common share:
    Basic:.......................           .63           1.19            .45            .54            .42
    Diluted:.....................           .62           1.17            .44            .54            .42
Weighted average number of common
  shares outstanding.............    10,644,427     10,622,521     10,566,934     10,534,371     10,505,204
Weighted average number of common
  and common equivalent shares
  outstanding....................    10,743,428     10,808,384     10,764,656     10,611,331     10,509,371
Balance Sheet Data:
  Working capital................  $ 58,826,000   $ 51,769,000   $ 46,505,000   $ 32,642,000   $ 30,351,000
  Total assets...................   127,131,000    122,867,000     99,523,000     90,534,000     84,327,000
  Long-term debt.................    11,571,000      6,000,000             --      3,750,000      6,563,000
  Stockholders' equity...........    83,336,000     76,307,000     63,225,000     57,657,000     51,656,000

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

     Any forward-looking statements made by or on behalf of the Company are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, the following:

     - Difficulties in scheduling which could arise from the inability to obtain materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations,

     - Difficulties in scheduling which could arise from significant customer-directed shipment delay,

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                              YEARS ENDED OCTOBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Revenues....................................................  100.0%   100.0%   100.0%
Gross profit................................................   22.5     24.5     25.3
Selling, general and administrative expenses................   14.5     15.1     15.8
Interest (income) expense, net..............................     .1      (.2)      .1
Earnings from continuing operations.........................    5.4      6.6      6.3
Losses from discontinued operations.........................   (2.3)      --     (3.5)
Net earnings................................................    3.1      6.6      2.8

REVENUES

     The Company reported revenues of $212,733,000, $191,651,000 and $170,123,000 in fiscal years 1998, 1997 and 1996, respectively. Revenues increased 11% in fiscal year 1998 as compared to fiscal year 1997 due primarily to the increased volume of shipments of electrical distribution equipment to domestic customers in fiscal 1998 that was partially offset by lower revenues from the bus duct product line. Revenues increased 13% in fiscal year 1997 when compared to fiscal year 1996 due primarily to increased sales to export customers. All product lines reported increased revenue for fiscal year 1997.

     Export revenues continued to be an important component of the Company's operations, accounting for 40%, 46% and 38% of consolidated revenues in fiscal years 1998, 1997 and 1996, respectively. A schedule is provided in Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these sales were made. Management anticipates that consolidated revenues will increase in fiscal 1999 and that export revenues will continue to contribute approximately 35% to 40% of consolidated revenues.

GROSS PROFIT

     Gross profit, as a percentage of revenues, was 22.5%, 24.5%, and 25.3% in fiscal years 1998, 1997 and 1996, respectively. The gross profit percentage decreased by 2.0% in 1998 from 1997 due primarily to losses at Powell-ESCO Company and revenues shifts to lower gross margin product lines. The decrease in 1997 when compared to 1996 was due to the shifts in revenues to lower gross margin product lines. The Company continues to focus on productivity improvements to respond to the competitive markets it serves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of revenues were 14.5%, 15.1%, and 15.8% for fiscal years 1998, 1997 and 1996, respectively. The decrease in fiscal years 1998 and 1997, as a percentage of revenues, was due to controlling of expenses as volumes increased.

INTEREST (INCOME) EXPENSE, NET

     Interest (income) expense reflects a net interest expense in fiscal years 1998 and 1996 and net interest income in fiscal year 1997. The net interest expense in 1998 was primarily due to an increase in total debt, partially offset by lower rates. The net interest income in 1997 was due to lower debt and more available funds to invest.

INCOME TAX PROVISION

     The effective income tax rate on earnings from continuing operations before income taxes was 32%, 32%, and 33% for fiscal years 1998, 1997 and 1996, respectively. The effective income tax rates are lower than the statutory rate due primarily to foreign sales corporation credits.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations recorded in fiscal year 1998 were $11,465,000 or $1.07 per diluted share. This represented a 9.2% decrease in earnings compared to fiscal year 1997 earnings. The decrease was primarily due to losses at Powell-ESCO Company and revenue shifts to lower gross margin product lines. Earnings from continuing operations recorded in fiscal year 1997 were $12,629,000 or $1.17 per diluted share, an increase of 17.4% compared to earnings from continuing operations of $10,758,000 or $1.00 per diluted share in fiscal year 1996. This increase was primarily due to the increased volume and controlled costs.

DISCONTINUED OPERATIONS

     See Note M to Notes to Consolidated Financial Statements for discussion of the operations that were discontinued in fiscal years 1998 and 1996.

NET EARNINGS

     Net earnings were $6,665,000 or $.62 per diluted share in fiscal year 1998 compared to $12,629,000 or $1.17 per diluted share and $4,760,000 or $.44 per diluted share in fiscal year 1997 and 1996, respectively. The losses from discontinued operations, referred to in the previous paragraph, resulted in lower net earnings in fiscal year 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $15,000,000. The term loan matures in five years with an amortization of seven years. The effective interest rate, after including a interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 fees based on financial covenants. The proceeds of the term loan were used to pay the Settlement Agreement discussed in Note M and to pay down the line of credit. As of October 31, 1998, the Company had $2,000,000 in borrowings outstanding under this revolving line of credit.

     The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the liquidity measures which management believes to be significant.

                                                   1998          1997          1996
                                                -----------   -----------   -----------
Working capital...............................  $58,826,000   $51,769,000   $46,505,000
Current ratio.................................    2.95 to 1     2.36 to 1     2.42 to 1
Debt to total capitalization..................      .1 to 1       .1 to 1       .1 to 1

     Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at October 31, 1998, as compared to October 31, 1997, is due mainly to an increase in costs and estimated earnings in excess of billings and inventories. These increases were partially offset by decreases in accounts receivable and increases in billings in excess of costs and estimated earnings.

     Operating cash flows decreased $4,600,000 in fiscal 1998 as compared to fiscal 1997 due to payments made for the settlement of the NatWest litigation and decreased levels of billings in excess of costs and earnings, partially offset by increased collections on accounts receivable. Operating cash flows decreased $6,100,000 in fiscal 1997 as compared to fiscal 1996 due to the disposition of net assets of discontinued operations, partially offset by increased net income.

     Capital expenditures totaled $9,739,000 during fiscal year 1998 compared to $14,773,000 during fiscal year 1997. During fiscal year 1998 and 1997 the majority of the capital expenditures was for plant expansions of operating facilities at PEMCO. Management expects the Company's capital expenditures program to be approximately $7,000,000 in fiscal year 1999, primarily for additions and replacement of machinery and equipment and the purchase of a facility in North Canton, Ohio currently being leased.

     The Company's fiscal year 1998 asset management program will continue to focus on the reduction of receivables days outstanding and reduction in inventories. Management believes that the cash and cash equivalents of $601,000 at October 31, 1998, along with funds generated from operating activities and funds available through borrowings from the credit line will be sufficient to meet the capital requirements and operating needs of the Company for at least the next twelve months.

EFFECTS OF INFLATION AND RECESSION

     During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimize the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should remain in 1999 at approximately the same level as 1998 and the Company does not anticipate significant increases in inflation in the immediate future.

YEAR 2000 COMPLIANCE

     The Year 2000 issue results from the historical use in computer software programs and operating systems of a two digit number to represent the year. Certain software and hardware may fail to properly function when confronted with dates that contain "00" as a two digit year. New information about the nuances of the problem seems to become available on almost a daily basis and that is likely to continue as companies around the world focus increased attention and resources on finding solutions to the problem's many manifestations.

     To address the potential risk for disruption of operations, each subsidiary of the Company has developed a compliance plan. The Company has substantially completed a comprehensive initial assessment of the readiness of its internal systems and manufacturing systems. Many of the readiness issues identified in internal systems during the course of the initial assessment have already been addressed. Numerous tests have been conducted to confirm the resolution of applied solutions. Additional testing will occur throughout 1999. While the Company's initial assessment is substantially complete, the Company intends to continue to update the assessment of its state of readiness based upon new information that may become available from third party vendors, suppliers and manufacturers in the months to come.

     All components originally manufactured by the Company are inherently compliant in that the components do not manipulate, process, store or record date-related information. However, a few subsidiaries, including the Company's largest subsidiary, Powell Electrical Manufacturing Company, sell engineered systems that include potentially noncompliant components manufactured by third parties. The Company is pursuing a plan to evaluate the compliance status of all components manufactured by third parties and will pass through to its customers any compliance warranties provided by the components' manufacturers. The Company will continue to strongly recommend to its customers that each make an independent evaluation of the readiness of manufactured products that include potentially noncompliant components.

     The Transdyn Controls, Inc. subsidiary is a systems integrator of primarily third party products. As an integrator, Transdyn must rely on the readiness information provided by the providers of those third party products. Microsoft is the primary provider of software Transdyn utilizes in its integrated systems. Based on currently available information, Transdyn believes that the versions of third party products currently integrated into systems it develops are either compliant or will be compliant upon application of readily available patches. Earlier versions of third party products integrated in systems delivered by Transdyn in the past are known to be noncompliant, and Transdyn will continue to work to identify and notify affected customers. Transdyn is offering its services to affected customers to assist in the testing, retrofit or upgrade process.

     The costs to the Company to achieve Year 2000 readiness is not believed to be material. Most tasks associated with compliance plan implementation have been or will be completed by internal employees. Certain tasks will be performed by external solution providers; however, reliance on external resources will not be significant.

     The most likely worst case Year 2000 scenario for the Company includes the following possibilities.

     - A limited number of components manufactured by third parties will fail in some respect despite the manufacturers' assurances that such components are compliant. To the extent that this occurs and the Company is obligated to do so under a contractual warranties, the Company will make replacement components available to customers. Otherwise, the Company will facilitate the identification of viable compliant components and replacement of the noncompliant components.

     - A limited number of customers who were notified of possible compliance issues associated with older equipment will fail to timely address the issue and will seek assistance from the Company after roll-over. To the extent sufficient and appropriate resources are available, the Company will facilitate component replacement or upgrades.

     - Some customers may suffer failures that cause those customers to delay placing additional orders of new equipment during the first quarter of 2000 or to delay payment for previously ordered products. The Company plans to position itself to adjust to any temporary reduction of new orders and to withstand short term cash flow issues.

     - One or more physical facilities may suffer some degree of infrastructure failure, due in part to the number of geographic locations of the various subsidiaries. The Company plans to carefully manage its contractual obligations to customers during the first month 2000 so as to minimize the effect any infrastructure failure might have on its ability to satisfy those obligations. At this time, the Company does not intend to invest in alternative sources of water, power or telecommunications. The Company will prepare further contingency plans to deal with potential infrastructure failure if and when additional information becomes available from current providers as to their state of readiness.

     While other scenarios are possible given the interdependent nature of all businesses, the Company believes that the foregoing elements, individually or any combination of one or more other element, represent the most likely worst case scenario.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Financial Statements:
  Report of Independent Public Accountants..................    11
  Consolidated Balance Sheets as of October 31, 1998 and
     1997...................................................    12
  Consolidated Statements of Operations for the three years
     ended October 31, 1998.................................    13
  Consolidated Statements of Stockholders' Equity for the
     three years ended October 31, 1998.....................    14
  Consolidated Statements of Cash Flows for the three years
     ended October 31, 1998.................................    15
  Notes to Consolidated Financial Statements................    16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powell Industries, Inc. and subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
November 30, 1998

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $    601   $  2,219
  Accounts receivable, less allowance for doubtful accounts
     of $761 and $465, respectively.........................    44,255     50,391
  Costs and estimated earnings in excess of billings........    24,783     18,986
  Inventories...............................................    16,284     13,603
  Deferred income taxes.....................................       709        825
  Income taxes receivable...................................       945      1,351
  Prepaid expenses and other current assets.................     1,441      2,594
                                                              --------   --------
          Total Current Assets..............................    89,018     89,969
Property, plant and equipment, net..........................    32,311     26,374
Deferred income taxes.......................................       833      1,578
Other assets................................................     4,969      4,946
                                                              --------   --------
          Total Assets......................................  $127,131   $122,867
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts and income taxes payable.........................  $ 12,094   $ 11,929
  Accrued salaries, bonuses and commissions.................     6,784      6,737
  Accrued product warranty..................................     1,388      1,511
  Accrued legal expenses....................................     1,133      3,785
  Other accrued expenses....................................     3,519      3,282
  Billings in excess of costs and estimated earnings........     3,845     10,956
  Current maturities of long-term debt......................     1,429         --
                                                              --------   --------
          Total Current Liabilities.........................    30,192     38,200
Long-term debt, net of current maturities...................    11,571      6,000
Deferred compensation expense...............................     1,187      1,128
Postretirement benefits liability...........................       845      1,232
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized; none issued Common stock, par value $.01;
     30,000,000 shares authorized; 10,658,679 and 10,642,779
     shares issued and outstanding, respectively............       107        106
  Additional paid-in capital................................     5,919      5,782
  Retained earnings.........................................    80,237     73,572
  Deferred compensation -- ESOP.............................    (2,927)    (3,153)
                                                              --------   --------
          Total Stockholders' Equity........................    83,336     76,307
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $127,131   $122,867
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED OCTOBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues..............................................  $   212,733   $   191,651   $   170,123
Cost of goods sold....................................      164,944       144,645       127,075
                                                        -----------   -----------   -----------
Gross profit..........................................       47,789        47,006        43,048
Selling, general & administrative expenses............       30,805        28,982        26,928
                                                        -----------   -----------   -----------
Earnings from continuing operations before interest
  and income taxes....................................       16,984        18,024        16,120
Interest expense (income), net........................          239          (416)          117
                                                        -----------   -----------   -----------
Earnings from continuing operations before income
  taxes...............................................       16,745        18,440        16,003
Income tax provision..................................        5,280         5,811         5,245
                                                        -----------   -----------   -----------
Earnings from continuing operations...................       11,465        12,629        10,758
Loss from discontinued operations, net of income
  taxes...............................................       (4,800)           --        (5,998)
                                                        -----------   -----------   -----------
Net earnings..........................................  $     6,665   $    12,629   $     4,760
                                                        ===========   ===========   ===========
Earnings (loss) per common share:
  Continuing operations:
     Basic............................................  $      1.08   $      1.19   $      1.02
     Diluted..........................................         1.07          1.17          1.00
  Discontinued operations:
     Basic............................................  $      (.45)  $        --   $      (.57)
     Diluted..........................................         (.45)           --          (.56)
  Net earnings:
     Basic............................................  $       .63   $      1.19   $       .45
     Diluted..........................................          .62          1.17           .44
Weighted average number of common shares
  outstanding.........................................   10,644,427    10,622,521    10,566,934
Weighted average number of common and common
  equivalent shares outstanding.......................   10,743,428    10,808,384    10,764,656

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK       ADDITIONAL                DEFERRED
                                          -------------------    PAID-IN     RETAINED   COMPENSATION
                                            SHARES     AMOUNT    CAPITAL     EARNINGS       ESOP
                                          ----------   ------   ----------   --------   ------------
Balance, October 31, 1995...............  10,542,704    $105      $5,062     $56,183      $(3,693)
  Net earnings..........................                                       4,760
  Amortization of deferred
     compensation -- ESOP...............                                                      268
  Exercise of stock options.............      11,940      --          52
  Stock grants..........................      50,000       1         487
                                          ----------    ----      ------     -------      -------
Balance, October 31, 1996...............  10,604,644     106       5,601      60,943       (3,425)
  Net earnings..........................                                      12,629
  Amortization of deferred
     compensation -- ESOP...............                                                      272
  Exercise of stock options.............      38,135      --         181
                                          ----------    ----      ------     -------      -------
Balance, October 31, 1997...............  10,642,779     106       5,782      73,572       (3,153)
  Net earnings..........................                                       6,665
  Amortization of deferred
     compensation -- ESOP...............                                                      226
  Exercise of stock options.............      15,900       1         137
                                          ----------    ----      ------     -------      -------
Balance, October 31, 1998...............  10,658,679    $107      $5,919     $80,237      $(2,927)
                                          ==========    ====      ======     =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED OCTOBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------   --------   --------
Operating Activities:
  Net earnings..............................................  $ 6,665   $ 12,629   $  4,760
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................    4,070      3,376      3,270
     Deferred income tax provision (benefit)................      861      1,333     (2,112)
     Postretirement benefits liability......................     (387)      (270)      (455)
     Changes in operating assets and liabilities:
       Accounts receivable..................................    6,136    (13,378)   (11,092)
       Costs and estimated earnings in excess of billings...   (5,797)    (5,052)    (2,820)
       Inventories..........................................   (2,681)       511        948
       Prepaid expenses and other current assets............    1,153       (894)        (7)
       Other assets.........................................     (291)      (708)      (205)
       Accounts payable and income taxes payable or
          receivable........................................      571      2,911       (272)
       Accrued liabilities..................................   (2,491)       394      5,334
       Billings in excess of costs and estimated earnings...   (7,111)     5,531      1,318
       Deferred compensation expense........................      285       (757)       420
       Changes in net assets of discontinued operations.....       --         --     12,674
                                                              -------   --------   --------
          Net cash provided by operating activities.........      983      5,626     11,761
                                                              -------   --------   --------
Investing Activities:
  Purchases of property, plant and equipment................   (9,739)   (14,773)    (3,349)
                                                              -------   --------   --------
          Net cash used in investing activities.............   (9,739)   (14,773)    (3,349)
                                                              -------   --------   --------
Financing Activities:
  Net borrowings of long-term debt..........................    7,000      6,000         --
  Payments of long-term debt................................       --     (3,750)    (2,813)
  Exercise of stock grants and options......................      138        181        540
                                                              -------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    7,138      2,431     (2,273)
                                                              -------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (1,618)    (6,716)     6,139
Cash and cash equivalents at beginning of year..............    2,219      8,935      2,796
                                                              -------   --------   --------
Cash and cash equivalents at end of year....................  $   601   $  2,219   $  8,935
                                                              =======   ========   ========

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

  Accounts Receivable

     The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 1998 and 1997 include $3,931,000 and $2,296,000, respectively, due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $2,384,000 of the retained amount at October 31, 1998 is expected to be billed subsequent to 1999.

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

  Amortization of Intangibles

     Included in other assets are net intangible assets totaling $2,004,000 and $2,272,000 at October 31, 1998 and 1997, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible assets totaled $1,744,000 and $1,476,000 at October 31, 1998 and 1997, respectively. Management

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

  Revenue Recognition

     Revenues from product sales are recognized at the time of shipment. Revenues related to multiple unit orders and their associated costs are recorded as identifiable units are delivered. Contract revenues are recognized on a percentage-of-completion basis primarily using labor dollars or hours incurred to date in relation to estimated total labor dollars or hours of the contracts to measure the stage of completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and depreciation costs. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which they become evident.

  Warranties

     The Company provides for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.

  Research and Development Expense

     Research and development costs are charged to expense as incurred. Such amounts were $2,693,000, $2,649,000, and $2,283,000 in fiscal years 1998, 1997 and 1996, respectively.

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

  New Accounting Standards

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company will provide reporting disclosures as required by the statement during its fiscal year ending October 31, 1999.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     In June 1998, the Accounting Standards Board issued SFAS No.
133 -- "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

     In April 1998, Statement of Position ("SOP") No. 98-5 -- "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the statement, which is effective for the Company's fiscal year 2000, is to be reported as a cumulative effect of a change in accounting principle. The Company believes that the future adoption of SOP No. 98-5 will not have a material effect on its results of operations or financial position.

C. EARNINGS PER SHARE

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for each period have been presented and restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share date):

                                                          YEARS ENDED OCTOBER 31,
                                                    ------------------------------------
                                                       1998         1997         1996
                                                    ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted earnings per
     share -- earnings from continuing operations
     available to common shareholders.............  $   11,465   $   12,629   $   10,758
                                                    ==========   ==========   ==========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.............  10,644,427   10,622,521   10,566,934
  Effect of dilutive securities -- Employee stock
     options......................................      99,001      185,863      197,722
                                                    ----------   ----------   ----------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares
     assumed conversions..........................  10,743,428   10,808,384   10,764,656
                                                    ==========   ==========   ==========
  Basic earnings per share........................  $     1.08   $     1.19   $     1.02
                                                    ==========   ==========   ==========
  Diluted earnings per share......................  $     1.07   $     1.17   $     1.00
                                                    ==========   ==========   ==========

D. INVENTORIES

     The components of inventories are summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Raw materials, parts and subassemblies......................  $ 9,795   $ 8,706
Work-in-process.............................................    6,489     4,897
                                                              -------   -------
          Total inventories.................................  $16,284   $13,603
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

E. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized below (in thousands):

                                                         OCTOBER 31,
                                                     -------------------    RANGE OF
                                                       1998       1997     ASSET LIVES
                                                     --------   --------   -----------
Land...............................................  $  2,720   $  2,720       --
Buildings and improvements.........................    27,478     20,662    3-39 Years
Machinery and equipment............................    28,149     24,912    3-15 Years
Furniture and fixtures.............................     4,039      3,121    3-10 Years
Construction in progress...........................     3,364      4,596       --
                                                     --------   --------
                                                       65,750     56,011
Less -- accumulated depreciation...................   (33,439)   (29,637)
                                                     --------   --------
          Total property, plant and equipment,
            net....................................  $ 32,311   $ 26,374
                                                     ========   ========

F. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401K plan for substantially all of its employees. The Company matches 50% of employee contributions up to six percent of their salary. The Company recognized expense of $934,000, $848,000, and $736,000 in fiscal years 1998, 1997 and 1996, respectively, under this plan.

     Two long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     The Company has established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP purchased 793,525 shares of the Company's common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid over a twenty-year period with equal payments of $424,000 per year including interest at 7 percent. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. The compensation expense for fiscal years 1998, 1997 and 1996 was $226,000, $271,000, and $268,000, respectively.

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

     The following table sets forth the plans' combined status reconciled with the accrued retirement benefits cost included in the Company's consolidated balance sheets (in thousands):

                                                               OCTOBER 31,
                                                              -------------
                                                              1998    1997
                                                              ----   ------
Accumulated postretirement benefits obligation:
  Retirees..................................................  $228   $  242
  Fully eligible active participants........................   316      353
  Other active participants.................................    25       62
                                                              ----   ------
          Total accumulated postretirement benefits
            obligation......................................   569      657
Unrecognized prior service credits..........................   370      688
Unrecognized net loss.......................................   (94)    (113)
                                                              ----   ------
          Postretirement benefits liability.................  $845   $1,232
                                                              ====   ======

     Net periodic postretirement benefits expense (income) includes the following components (in thousands):

                                                               YEARS ENDED
                                                               OCTOBER 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Service cost of benefits earned during the period...........  $   4   $   5
Interest cost on accumulated postretirement benefit
  obligation................................................     36      45
Amortization of unrecognized prior service credits..........   (318)   (310)
Amortization of net loss and transition obligation..........     (7)     33
                                                              -----   -----
          Net periodic postretirement benefits expense
            (income)........................................  $(285)  $(227)
                                                              =====   =====

     The assumed health care cost trend rate in measuring the accumulated postretirement benefits obligation was 8 percent in fiscal year 1998 decreasing to six percent by fiscal year 2000. If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefits obligation, as of October 31, 1998, would be increased by 7.7 percent. The effect of this change on the net postretirement benefit cost for 1998 would be an increase of 6.9 percent. The weighted average discount rate used in determining the accumulated postretirement benefits obligation was 6.0 and 6.5 percent for fiscal years 1998 and 1997, respectively.

G. DEBT

     In September 1998, the Company amended an existing agreement for a revolving line of credit with a major U.S. bank. The amendment provides for a $10,000,000 term loan and a revolving line of credit of $15,000,000. The term loan matures in five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including the results of an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The notional amount of the swap agreement is $10,000,000 and follows the same reduction schedule as the term-loan. The Company considers the risk of non-performance by its swap partner to be minimal. The revolving line of credit provides for the Company to elect an interest rate on amounts borrowed of (1) the bank's prime rate less .5 percent (on the first $5,000,000) and prime rate on additional borrowings, or (2) the bank's IBOR rate plus an additional

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES percentage of .75% to 1.25% based on the Company's performance. Also, a fee of
 .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 1998, $2,000,000 was borrowed against this line of credit. The agreement expires on February 28, 2000.

     Long-term debt is summarized below (in thousands):

                                                                OCTOBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
5 year term note............................................  $10,000   $
Revolving line of credit....................................    2,000    6,000
NatWest promissory note (see Note J below)..................    1,000
                                                              -------   ------
Total debt..................................................   13,000    6,000
Less -- current maturities..................................   (1,429)      --
                                                              -------   ------
          Total long-term debt..............................  $11,571   $6,000
                                                              =======   ======

     Interest paid during the year was $502,000, $529,000 and $683,000 in fiscal years 1998, 1997 and 1996, respectively. The interest expense recorded during the year was $558,000, $381,000 and $637,000 in 1998, 1997 and 1996,
respectively. The annual maturities of long-term debt for the years 1999 through 2003 are as follows: $1,429,000, $4,429,000, $1,429,000, $1,428,000 and
$4,285,000, respectively. Management estimates that the fair value of its debt obligations approximates the historical value of $13,000,000 at October 31, 1998.

H. INCOME TAXES

     The net deferred income tax asset is comprised of the following (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Current deferred income taxes:
  Gross assets..............................................  $ 2,075   $ 2,469
  Gross liabilities.........................................   (1,366)   (1,644)
                                                              -------   -------
  Net current deferred income tax asset.....................      709       825
                                                              -------   -------
Noncurrent deferred income taxes
  Gross assets..............................................    1,593     2,122
  Gross liabilities.........................................     (760)     (544)
                                                              -------   -------
Net noncurrent deferred income tax asset....................      833     1,578
                                                              -------   -------
          Net deferred income tax asset.....................  $ 1,542   $ 2,403
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Allowance for doubtful accounts.............................  $   259   $   158
Reserve for accrued employee benefits.......................      907       681
Warranty reserves...........................................      471       513
Uncompleted long-term contracts.............................   (1,262)   (1,644)
Depreciation and amortization...............................       92      (132)
Deferred compensation.......................................      404       384
Postretirement benefits liability...........................      287       419
Accrued legal expenses......................................      385     1,287
Other.......................................................       (1)      737
                                                              -------   -------
          Net deferred income tax asset.....................  $ 1,542   $ 2,403
                                                              =======   =======

     The components of the income tax provision (benefit) consist of the following (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                           --------------------------
                                                            1998      1997     1996
                                                           -------   ------   -------
Continuing Operations:
  Current:
     Federal.............................................  $ 4,198   $4,237   $ 7,135
     State...............................................      221      241       222
  Deferred:
     Federal.............................................      861    1,333    (2,112)
                                                           -------   ------   -------
  Income tax provision continuing operations.............    5,280    5,811     5,245
                                                           -------   ------   -------
Discontinuing Operations:
  Current................................................   (3,821)      --    (1,435)
  Deferred...............................................    1,371       --    (1,756)
                                                           -------   ------   -------
  Income tax provision discontinued operations...........   (2,450)      --    (3,191)
                                                           -------   ------   -------
          Total income tax provision.....................  $ 2,830   $5,811   $ 2,054
                                                           =======   ======   =======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings from continuing operations before income taxes reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory rate..............................................   34%      34%      34%
Foreign sales corporation credits...........................   (3)      (3)      (4)
State income taxes, net of federal benefit..................    1        1        1
Other.......................................................   --       --        2
                                                               --       --       --
Effective rate..............................................   32%      32%      33%
                                                               ==       ==       ==

     Total cash payments for income taxes during the year were $2,039,000, $4,799,000, and $3,211,000 in fiscal years 1998, 1997 and 1996, respectively.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

I. SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 1998, 1997 and 1996.

     Export sales are as follows (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Europe (including former Soviet Union)..................  $   500   $ 4,781   $ 5,680
Far East................................................   27,502    29,343    24,948
Middle East and Africa..................................   31,694    27,035    12,928
North, Central and South America (excluding U.S.).......   25,752    26,948    20,328
                                                          -------   -------   -------
          Total export sales............................  $85,448   $88,107   $63,884
                                                          =======   =======   =======

J. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2003. At October 31, 1998, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

YEAR ENDING                                                  OPERATING
OCTOBER 31                                                    LEASES
-----------                                                  ---------
1999......................................................    $1,255
2000......................................................       945
2001......................................................       678
2002......................................................       459
2003......................................................         4
Thereafter................................................        --
                                                              ------
Total lease commitments...................................    $3,341
                                                              ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $1,259,000, $1,067,000 and $908,000 for fiscal years 1998,
1997 and 1996, respectively.

  Letters of Credit and Bonds

     The Company is contingently liable for secured and unsecured letters of credit and performance bonds totaling approximately $4,997,000 and $67,008,000 respectively that were outstanding at October 31, 1998.

  Litigation

     On August 5, 1993, the Company was served with a lawsuit filed by National Westminister Bank Plc ("NatWest") in the United States District Court, Southern District of New York, alleging that the Company had defaulted on a Construction Guaranty provided to NatWest in 1992 in connection with a project at MacDill Air Force Base. NatWest had sought damages in excess of $20,000,000.

     On September 2, 1998, the Company signed a Settlement Agreement with NatWest to settle this litigation. The settlement closed on September 10, 1998. Under the terms of the Settlement Agreement, the Company paid NatWest $7,000,000 at closing, and delivered a promissory note in the principal amount of $1,000,000, bearing interest at 3% per annum, which will be due on December 31, 1999.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The Company recorded a charge of approximately $4.8 million (net of income taxes) to discontinued operations in its third quarter ended July 31, 1998, in connection with this settlement. The additional amount payable under the Settlement Agreement (net of income taxes) was accrued in prior periods.

     The Company is a party to other disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations of the Company.

K. STOCK OPTIONS AND GRANTS

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

     "Stock grants" -- The fair market value of shares awarded as stock grants has been deferred and amortized to compensation expense ratably as such shares are vested. The Company recognized compensation expense related to stock grants pursuant to this plan of $0, $0, and $487,000 in fiscal years 1998, 1997, and 1996, respectively.

     There were 628,673 shares available under the plan to be granted as of October 31, 1998. Stock option and grant activity (number of shares) for the Company during fiscal years 1998, 1997 and 1996 was as follows:

                                                1998               1997               1996
                                          ----------------   ----------------   -----------------
                                          OPTIONS   GRANTS   OPTIONS   GRANTS   OPTIONS   GRANTS
                                          -------   ------   -------   ------   -------   -------
Outstanding, beginning of year..........  575,060            429,510    --      441,450    50,000
  Granted:
     Stock options $6.25 per share......
     Stock options $15.81 per share.....                     250,500
  Exercised:
     Stock grants.......................                                                  (50,000)
     Stock options $6.25 per share......   (7,800)           (31,760)            (7,500)
     Stock options $6.75 per share......   (8,100)           (47,700)            (4,440)
  Forfeited:
     Stock options $6.25 per share......  (13,800)           (16,400)
     Stock options $6.75 per share......   (1,800)            (4,090)
     Stock options $15.81 per share.....  (18,000)            (5,000)
                                          -------     --     -------     --     -------   -------
Outstanding, ranging from $6.25 to
  $15.81 per share, at the end of
  year..................................  525,560    --      575,060    --      429,510        --
                                          =======     ==     =======     ==     =======   =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employees stock options whereby no compensation expense is recorded related to the options granted equal to the market value of the stock on the date of grant. If compensation expense had been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1998,

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

1997 and 1996 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                                             1998     1997      1996
                                                            ------   -------   ------
Net income:
  As reported.............................................  $6,665   $12,629   $4,760
  Pro forma...............................................   6,108    12,072    4,571
Earnings per share:
  As reported.............................................  $  .62   $  1.17   $  .44
  Pro forma...............................................     .57      1.12      .43

     The SFAS No. 123 method of accounting has not been applied to options granted prior to October 31, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options..........................      10 years
Risk-free interest rate...........................   6.07% -- 6.49%
Expected dividend yield...........................        0.00%
Expected stock price volatility...................   55.22% -- 56.31%

L. PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Costs and estimated earnings................................  $114,127   $ 85,126
Progress billings...........................................   (89,344)   (66,140)
                                                              --------   --------
          Total costs and estimated earnings in excess of
            billings........................................  $ 24,783   $ 18,986
                                                              ========   ========
Progress billings...........................................  $ 67,471   $ 69,213
Costs and estimated earnings................................   (63,626)   (58,257)
                                                              --------   --------
          Total billings in excess of costs and estimated
            earnings........................................  $  3,845   $ 10,956
                                                              ========   ========

M. DISCONTINUED OPERATIONS

     On July 26, 1996, the Company completed the sale of its power generation set packaging business to Rolls-Royce Acquisition Corporation. This business was operated by U.S. Turbine Corp. (USTC), the Company's subsidiary based in Maineville, Ohio. Total consideration received by the Company, as adjusted, was $12,889,000, including $3,660,000 of cash, a $500,000 note receivable bearing interest at the prime rate due July 1997 and the assumption of liabilities of $8,729,000. The Company recognized a gain on the sale of $89,000, net of taxes. The Company recognized a net loss from USTC operations of $3,173,000 for fiscal year 1996.

     On August 1, 1996 the Company announced the discontinuance of its operations in the microprocessor-based equipment manufacturing business segment effective July 31, 1996. This business was operated by Powell-Process Systems, Inc. (PSI), a subsidiary of the Company based in Houston. On October 31, 1996,

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES the Company completed the sale of these assets and the related business to Micon Systems LLC for approximately $874,000, including $650,000 cash and a $224,000 non-interest bearing note receivable due February 13, 1997. The Company recognized a loss on the sale of $1,227,000, net of taxes. The Company recognized net losses from PSI operations of $1,687,000 for fiscal year 1996.

     As previously reported on Form 8-K in September 1998, and as discussed in Note J above, the Company entered into a Settlement Agreement with National Westminister Bank plc ("NatWest") to settle all litigation between them regarding completion of a project of USTC at MacDill Air Force Base (the responsibility for this project was not assumed by Rolls-Royce in the acquisition of USTC). Under the terms of such Settlement Agreement, the Company paid NatWest $7,000,000 at the closing (September 10, 1998) and delivered a promissory note in the principal amount of $1,000,000 bearing interest at the rate of 3 percent per annum, which will be due on December 31, 1999; accordingly, the Company has recorded a loss from discontinued operations of $4,800,000 (net of income taxes) or $.45 per diluted share, to reflect additional expense accruals related to this settlement.

     The following summarizes the results of operations and consolidated balance sheets of the discontinued operations:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                                1998          1996
                                                              ---------     ---------
Revenues....................................................        --       $29,182
                                                               =======       =======
Loss from operations before income taxes....................   $(7,250)      $(7,464)
Benefit for income taxes....................................     2,450         2,604
Loss on disposal before income taxes........................                  (1,725)
Benefit for income taxes....................................                     587
                                                               -------       -------
          Net loss from discontinued operations.............   $(4,800)      $(5,998)
                                                               =======       =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

N. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 1998 and 1997 (in thousands, except per share data):

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
1998 --
  Revenues.............................................  $46,350   $53,989   $56,258   $56,136
  Gross profit.........................................   10,631    12,281    12,370    12,507
  Net Earnings:
     Earnings from continuing operations...............    2,398     3,314     3,193     2,560
     Loss from discontinued operations.................       --        --    (4,700)     (100)
                                                         -------   -------   -------   -------
  Net earnings (loss)..................................    2,398     3,314    (1,507)    2,460
  Net earnings (loss) per common share:
     Continuing operations:
       Basic...........................................      .23       .31       .30       .24
       Diluted.........................................      .22       .31       .30       .24
     Discontinued operations:
       Basic...........................................       --        --      (.44)     (.01)
       Diluted.........................................       --        --      (.44)     (.01)
     Net earnings (loss):
       Basic...........................................      .23       .31      (.14)      .23
       Diluted.........................................      .22       .31      (.14)      .23
1997 --
  Revenues.............................................  $43,128   $48,439   $46,061   $54,023
  Gross profit.........................................   10,288    12,542    11,720    12,456
  Net earnings.........................................    2,369     3,273     3,432     3,555
  Net earnings per common and common equivalent share:
       Basic...........................................      .22       .31       .32       .33
       Diluted.........................................      .22       .30       .32       .33

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 1998, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Financial Statements -- See Index to Consolidated Financial Statements at
Item 8 of this report

        EXHIBITS
        --------
           2.1           -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U.S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
           2.2           -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
           3.1           -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
           3.2           -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to the Company's Form 10-Q for the quarter ended
                            April 30, 1995 and incorporated herein by reference).
          10.1           -- Powell Industries, Inc., Incentive Compensation Plan for
                            1998.
          10.2           -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
          10.3           -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
          10.5           -- Credit Agreement dated August 15, 1997 between Powell
                            Industries, Inc. and Bank of America Texas, N.A. (Filed
                            as an Exhibit to the Company's Form 10-Q for the quarter
                            ended July 31, 1997 and incorporated herein by
                            reference).
          10.6           -- Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell
                            Industries, Inc., and Bank of America Texas, N.A.

        EXHIBITS
        --------
          10.7           -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
          10.8           -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
          10.9           -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
          10.10          -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
          10.11          -- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries,
                            Inc., Powell Energy Systems, Inc., Empire Energy
                            Management Systems, Inc., Empire Cogen and Brian Travis
                            (filed as Exhibit 10.11 to the Company's Form 10-Q for
                            quarter ended July 31, 1998 and incorporated herein by
                            reference).
          21.1           -- Subsidiaries of the Company.
          23.1           -- Consent of Independent Public Accountants.
          27.0           -- Financial data schedule.

     (b) Reports on Form 8-K.

     The Registrant filed a Form 8-K during the last quarter of the fiscal year covered by this report, reporting the settlement of litigation discussed in Item 3 of Part I above.

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

               /s/ JOSEPH L. BECHERER                                       Director
-----------------------------------------------------
                 Joseph L. Becherer

                /s/ EUGENE L. BUTLER                                        Director
-----------------------------------------------------
                  Eugene L. Butler

                /s/ BONNIE L. POWELL                                        Director
-----------------------------------------------------
                  Bonnie L. Powell

              /s/ STEPHEN W. SEALE, JR.                                     Director
-----------------------------------------------------
                Stephen W. Seale, Jr.

               /s/ LAWRENCE R. TANNER                                       Director
-----------------------------------------------------
                 Lawrence R. Tanner

Date: January 8, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U.S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit
                            3(ii) to the Company's Form 10-Q for the quarter ended
                            April 30, 1995 and incorporated herein by reference).
         10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            1998.
         10.2            -- Salary Continuation Agreement with William E. Powell,
                            dated July 17, 1984 (filed as Exhibit 10 to the Company's
                            Form 10-K for the fiscal year ended October 31, 1984, and
                            incorporated herein by reference).
         10.3            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.5            -- Credit Agreement dated August 15, 1997 between Powell
                            Industries, Inc. and Bank of America Texas, N.A. (Filed
                            as an Exhibit to the Company's Form 10-Q for the quarter
                            ended July 31, 1997 and incorporated herein by
                            reference).
         10.6            -- Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell
                            Industries, Inc., and Bank of America Texas, N.A.
         10.7            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 dated July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
         10.8            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.9            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as an exhibit to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).
         10.10           -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as an exhibit to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.11           -- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries,
                            Inc., Powell Energy Systems, Inc., Empire Energy
                            Management Systems, Inc., Empire Cogen and Brian Travis
                            (filed as Exhibit 10.11 to the Company's Form 10-Q for
                            quarter ended July 31, 1998 and incorporated herein by
                            reference).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Independent Public Accountants.
         27.0            -- Financial data schedule.