Form 10-Q
period 1999-01-31
POWELL INDUSTRIES INC
filed 1999-03-16
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1999 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______



                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                NEVADA                             88-0106100
   --------------------------------           --------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


     8550 Mosley Drive, Houston, Texas            77075-1180
 ----------------------------------------        ------------
 (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (713) 944-6900
                                                   ---------------

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

Common Stock, par value $.01 per share; 10,659,345 shares outstanding on January 31, 1999.

                    Powell Industries, Inc. and Subsidiaries

PART I - Financial Information

         Item 1.  Financial Statements ...................................................     3 - 8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Quarterly
                     Results of Operations ...............................................     9 - 11

PART II - Other Information and Signatures ...............................................    12 - 13

                    Powell Industries, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Data)

                                                                                January 31,     October 31,
                                                                                   1999            1998
                                                                                ----------      ----------
                                                                               (unaudited)
Assets

Current Assets:
  Cash and cash equivalents ...............................................     $    2,190      $      601
  Accounts receivable, less allowance for doubtful accounts
    of $821 and $761, respectively ........................................         48,581          44,255
  Costs and estimated earnings in excess of billings ......................         23,199          24,783
  Inventories .............................................................         17,788          16,284
  Deferred income taxes ...................................................            331             709
  Income taxes receivable .................................................          1,305             945
  Prepaid expenses and other current assets ...............................          3,049           1,441
                                                                                ----------      ----------
    Total Current Assets ..................................................         96,443          89,018
Property, plant and equipment, net ........................................         32,190          32,311
Deferred income taxes .....................................................            889             833
Other assets ..............................................................          5,129           4,969
                                                                                ----------      ----------
    Total Assets ..........................................................     $  134,647      $  127,131
                                                                                ==========      ==========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts and income taxes payable .......................................     $   11,477      $   12,094
  Accrued salaries, bonuses and commissions ...............................          4,365           6,784
  Accrued product warranty ................................................          1,511           1,388
  Other accrued expenses ..................................................          4,104           4,652
  Billings in excess of costs and estimated earnings ......................          6,378           3,845
  Current maturities of long-term debt ....................................          2,529           1,429
                                                                                ----------      ----------
    Total Current Liabilities .............................................         30,364          30,192

Long-term obligations .....................................................         16,685          11,571
Deferred compensation expense .............................................          1,174           1,187
Postretirement benefits liability .........................................            833             845
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
  Common stock, par value $.01; 30,000,000 shares authorized,
   10,659,345 and 10,656,945 shares issued and outstanding ................            107             107
  Additional paid-in capital ..............................................          5,941           5,919
  Retained earnings .......................................................         82,415          80,237
  Deferred compensation-ESOP ..............................................         (2,872)         (2,927)
                                                                                ----------      ----------
    Total Stockholders' Equity ............................................         85,591          83,336
                                                                                ----------      ----------
    Total Liabilities and Stockholders' Equity ............................     $  134,647      $  127,131
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

                    Powell Industries, Inc. and Subsidiaries
         Condensed Consolidated Statements of Operations (unaudited)
               (In Thousands, Except Share and Per Share Data)

                                                                                     Three Months Ended January 31,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------     ------------
Revenues .......................................................................     $     54,134     $     46,350

Cost of goods sold .............................................................           43,202           35,719
                                                                                     ------------     ------------
Gross profit ...................................................................           10,932           10,631

Selling, general and administrative expenses ...................................            7,511            7,129
                                                                                     ------------     ------------
Earnings from operations before interest and income taxes ......................            3,421            3,502

Interest expense, net ..........................................................              136               23
                                                                                     ------------     ------------
Earnings from operations before income taxes ...................................            3,285            3,479

Income tax provision ...........................................................            1,107            1,081
                                                                                     ------------     ------------
Net earnings ...................................................................     $      2,178     $      2,398
                                                                                     ============     ============



Net earnings per common share:

  Basic ........................................................................     $       0.20     $       0.23
  Diluted ......................................................................             0.20             0.22

Weighted average number of common
  shares outstanding ...........................................................       10,658,545       10,643,586
                                                                                     ============     ============
Weighted average number of common and common
  equivalent shares outstanding ................................................       10,733,077       10,760,664
                                                                                     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Powell Industries, Inc. and Subsidiaries
         Condensed Consolidated Statements of Operational (unaudited)
                                 (In Thousands)

                                                                               Three Months Ended January 31,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ----------      ----------
Operating Activities:
  Net earnings ............................................................     $    2,178      $    2,398
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
    Depreciation and amortization .........................................          1,082             946
    Deferred income taxes (benefit) .......................................            322              80
    Postretirement benefits liability .....................................            (12)            (40)
    Changes in operating assets and liabilities:
      Accounts receivable .................................................         (4,326)         11,698
      Costs and estimated earnings in excess of billings ..................          1,584          (1,695)
      Inventories .........................................................         (1,504)         (3,063)
      Prepaid expenses and other current assets ...........................         (1,608)            217
      Other assets ........................................................           (267)            (48)
      Accounts payable and income taxes payable or receivable .............           (977)           (964)
      Accrued liabilities .................................................         (2,844)         (4,485)
      Billings in excess of costs and estimated earnings ..................          2,533          (2,178)
      Deferred compensation expense .......................................             42              64
                                                                                ----------      ----------
Net cash provided by (used in) operating activities .......................         (3,797)          2,930
                                                                                ----------      ----------

Investing Activities:

  Purchases of property, plant and equipment ..............................           (850)         (3,833)
                                                                                ----------      ----------
Net cash used in investing activities .....................................           (850)         (3,833)
                                                                                ----------      ----------
Financing activities:

  Net borrowings of long-term debt.........................................          6,214              --
  Exercise of stock options ...............................................             22              61
                                                                                ----------      ----------
Net cash used in financing activities .....................................          6,236              61
                                                                                ----------      ----------

Net increase (decrease) in cash and cash equivalents ......................          1,589            (842)
Cash and cash equivalents at beginning of period ..........................            601           2,219
                                                                                ----------      ----------
Cash and cash equivalents at end of period ................................     $    2,190      $    1,377
                                                                                ==========      ==========
Supplemental disclosure of cash flow information (in thousands):

  Cash paid during the quarter for:
     Interest .............................................................     $      171      $      169
                                                                                ==========      ==========
     Income taxes .........................................................             --              --
                                                                                ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I
  Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998 annual report on Form 10-K.


B.  INVENTORY

                                                                          January 31,  October 31,
                                                                             1999         1998
                                                                           --------     --------
                                                                           (unaudited)
The components of inventory are summarized below (in thousands):

Raw materials and subassemblies ......................................     $ 10,027     $  9,795
Work-in-process ......................................................        7,761        6,489
                                                                           --------     --------
Total inventories ....................................................     $ 17,788     $ 16,284
                                                                           ========     ========


C. PROPERTY, PLANT AND EQUIPMENT

                                                                          January 31,  October 31,
                                                                             1999         1998
                                                                           --------     --------
                                                                          (unaudited)
Property, plant and equipment is summarized below (in thousands):

Land .................................................................     $  2,720     $  2,720
Buildings and improvements ...........................................       27,561       27,478
Machinery and equipment ..............................................       28,932       28,149
Furniture & fixtures .................................................        4,084        4,039
Construction in process ..............................................        3,303        3,364
                                                                           --------     --------
                                                                             66,600       65,750
Less-accumulated depreciation ........................................      (34,410)     (33,439)
                                                                           --------     --------
Total property, plant and equipment, net .............................     $ 32,190     $ 32,311
                                                                           ========     ========

Part I
  Item 1


D.  PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows(in thousands):

                                                                    January 31,     October 31,
                                                                       1999            1998
                                                                    ----------      ----------
                                                                    (unaudited)

     Costs and estimated earnings................................   $  142,976      $  114,127

     Progress billings...........................................     (119,777)        (89,344)
                                                                    ----------      ----------
     Total costs and estimated earnings in excess of billings....   $   23,199      $   24,783
                                                                    ==========      ==========

     Progress billings...........................................   $   52,721      $   67,471

     Costs and estimated earnings................................      (46,342)        (63,626)
                                                                    ----------      ----------
     Total billings in excess of costs and estimated earnings....   $    6,379      $    3,845
                                                                    ==========      ==========

E.  EARNINGS PER SHARE (unaudited)

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                 Three months ended January 31,
                                                                 =============================
                                                                     1999              1998
                                                                 ------------     ------------
Numerator:
  Numerator per basic earnings per share-income
   available to common shareholders                              $      2,178     $      2,398
                                                                 ============     ============

Denominator:
  Denominator for basic earnings per share
   weighted-average shares                                         10,658,545       10,643,586

  Effect of dilutive securities-employee stock options                 74,532          117,078
                                                                 ------------     ------------

  Denominator for diluted earnings per share-adjusted
   weighted-average shares assumed conversions                     10,733,077       10,760,664
                                                                 ============     ============

Basic earnings per share                                         $       0.20     $       0.23
                                                                 ============     ============

Diluted earnings per share                                       $       0.20     $       0.22
                                                                 ============     ============

Part I
  Item 1

F. BUSINESS SEGMENTS (unaudited)

     The Company has three reportable segments: 1. Switchgeer and related equipment and service (Switchgear) for distribution, control and management of electrical energy, 2. Bus duct products (Bus Duct) for distribution of electric power, and 3. Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic process.

     The required disclosures for the business segments are set forth below (in thousands):


                                                                   Three months ended January 31,
                                                                   -----------------------------
                                                                       1999             1998
                                                                   -----------      ------------
Revenues
     Switchgear.............................................       $    39,237      $     32,614
     Bus Duct...............................................             6,239             6,155
     Process Control Systems................................             6,367             4,519
                                                                   -----------      ------------
       Sub-total............................................            51,843            43,288
     Other..................................................             4,492             4,973
     Intercompany Eliminations..............................            (2,202)           (1,911)
                                                                   -----------      ------------
Total Revenues..............................................       $    54,133      $     46,350
                                                                   ===========      ============

Earnings from operations before
    Income taxes
     Switchgear.............................................       $     3,052      $      3,091
     Bus Duct...............................................             1,087             1,166
     Process Control Systems................................               248               145
                                                                   -----------      ------------
       Sub-total............................................       $     4,387      $      4,402
     Other..................................................              (115)             (140)
     Intercompany Eliminations..............................              (987)             (783)
                                                                   -----------      ------------
Total Earnings from Operations before
     Income taxes...........................................       $     3,285      $      3,479
                                                                   ===========      ============



                                                                   January 31,      October 31,
Assets                                                                1999              1998
                                                                   -----------      ------------
     Switchgear.............................................       $    92,060      $     90,603
     Bus Duct...............................................            13,637            12,271
     Process Control Systems................................            10,705            10,309
                                                                   -----------      ------------
       Sub-total............................................           116,402           113,183
     Corporate and Other....................................            18,245            13,948
                                                                   -----------      ------------
Total Assets................................................       $   134,647      $    127,131
                                                                   ===========      ============

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

Quarters ended January 31                               1999          1998
-------------------------------------------------------------------------------
Revenues                                              100.0%         100.0%
Gross Profit                                           20.2           22.9
Selling, general and administrative
  expenses                                             13.9           15.4
Earnings from operations before income
  taxes                                                 6.1            7.5
Net earnings                                            4.0            5.2

Revenues for the quarter ended January 31, 1999 were up 17.0 percent to $54,134,000 from $46,350,000 in the first quarter of last year. The increases in revenues were mainly in the domestic markets consisting of sales increases from the Switchgear and Process Control Systems business segments due to the record backlog recorded in fiscal year 1998. Export revenues continued to be an important component of the Company's operations, accounting for $23,581,000 for the three months ending January 31, 1999 compared to $21,928,000 for the same period of 1998.

Gross profit, as a percentage of revenues, was 20.2 percent and 22.9 percent for the quarter ended January 31, 1999 and 1998, respectively. The lower percentages in 1998 were mainly due to the decline in performance of Switchgear business segment and lower prices.

Selling, general and administrative expenses as a percentage of revenues were
13.9 percent and 15.4 percent for the quarter ended January 31, 1999 and 1998, respectively. The decrease in percentages reflects the increased volume of revenues.

Income tax provision The effective tax rates on continuing operations earnings were 33.7 percent and 31.1 percent for the quarter ended January 31, 1999 and 1998, respectively. The increase was primarily due to lower estimated foreign sales corporation credits compared to the prior year as a result of a higher than normal volume of international percentage of completion projects in process at the end of the quarter. This effective tax rate difference should be a timing difference and the effective rate should finish the year at approximately 31-32 percent which is more consistent with past years.

Earnings from continuing operations were $2,178,000 or $.20 per share for the first quarter of fiscal 1999, a decrease from $2,398,000 or $.23 per share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear and Bus Duct business segments.

Backlog

The order backlog at January 31, 1999 was $136.2 million, compared to $143.4 million at October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company entered into a $25,000,000 revolving line of credit agreement with a major domestic bank. The Company had borrowings outstanding of $18,143,000 under this line on January 31, 1999.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                    January 31,    October 31,    January 31,
                                       1999            1998          1998
                                    -----------    -----------    -----------
Working Capital                     $66,079,000    $58,826,000    $51,327,000
Current Ratio                         3.18 to 1      2.95 to 1      2.68 to 1
Long-term Debt to Capitalization        .2 to 1        .1 to 1        .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at January 31, 1999, as compared to October 31, 1998, is due mainly to an increase in accounts receivable.

Cash and cash equivalents increased by $1,589,000 during the three months ended January 31, 1999. The primary use of cash during this period was for the increase of accounts receivables and inventory. The increase in net borrowings was the primary source of required cash for the quarter.

The Company's fiscal 1999 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1999 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $2,190,000, funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

Year 2000 Readiness
The Year 2000 readiness issue results from the historical use in computer software programs and operating systems of a two digit number to represent the year. Certain software and hardware may fail to properly function when confronted with dates that contain "00" as a two digit year. New information about the nuances of the problem seems to become available on almost a daily basis and that is likely to continue as companies around the world focus increased attention and resources on finding solutions to the problem's many manifestations.

To address the potential risk for disruption of operations, each subsidiary of the Company has developed a compliance plan. The Company has substantially completed a comprehensive initial assessment of the readiness of its internal systems and manufacturing systems. Many of the readiness issues identified in internal systems during the course of the initial assessment have already been addressed. Numerous tests have been conducted to confirm the effectiveness of applied solutions. Additional testing will occur throughout 1999. While the Company's initial assessment is substantially complete, the Company intends to continue to update the assessment of its state of readiness based upon new information that may become available from third party vendors, suppliers and manufacturers in the months to come.

All components originally manufactured by the Company are inherently compliant in that the components do not manipulate, process, store or record date-related information. However, a few subsidiaries, including the Company's largest subsidiary, Powell Electrical Manufacturing Company, sell engineered systems that include potentially noncompliant components manufactured by third parties. The Company is pursuing a plan to evaluate the compliance status of all components manufactured by third parties and will pass through to its customers any compliance warranties provided by the components' manufacturers. The Company will continue to strongly recommend to its customers that each of them make an independent evaluation of the readiness of manufactured products that include potentially noncompliant components.

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

The costs to the Company to achieve Year 2000 readiness are not believed to be material. Most tasks associated with compliance plan implementation have been or will be completed by internal employees. Certain tasks will be performed by external solution providers; however, reliance on external resources will not be significant.

The most likely worst case Year 2000 scenario for the Company includes the following possibilities.

o A limited number of components manufactured by third parties will fail in some respect despite the manufacturers' assurances that such components are compliant. To the extent that this occurs and the Company is obligated to do so under contractual warranties, the Company will make replacement components available to customers. Otherwise, the Company will facilitate the identification of viable compliant components and replacement of the noncompliant components.

o A limited number of customers who were notified of possible compliance issues associated with older equipment will fail to timely address the issue and will seek assistance from the Company after roll-over. To the extent sufficient and appropriate resources are available, the Company will facilitate component replacement or upgrades.

o Some customers may suffer failures that cause those customers to delay placing additional orders of new equipment during the first quarter of 2000 or to delay payment for previously ordered products. The Company plans to position itself to adjust to any temporary reduction of new orders and to withstand short term cash flow issues.

o One or more physical facilities may suffer some degree of infrastructure failure, due in part to the number of geographic locations of the various subsidiaries. The Company plans to carefully manage its contractual obligations to customers during the first month of 2000 so as to minimize the effect any infrastructure failure might have on its ability to satisfy those obligations. At this time, the Company does not intend to invest in alternative sources of water, power or telecommunications. The Company will prepare further contingency plans to deal with potential infrastructure failure if and when additional information becomes available from current providers as to their state of readiness.

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

Part II
                                OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position of results of operations of the Company.

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

                  b. Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



March 11, 1999                /s/ THOMAS  W. POWELL
--------------------         ---------------------------------------------
Date                         Thomas  W. Powell
                             President and Chief Executive Officer
                             (Principal Executive Officer)





March 11, 1999                /s/ J.F. AHART
--------------------         ---------------------------------------------
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