Form 10-Q
period 1999-04-30
POWELL INDUSTRIES INC
filed 1999-06-14
CIK 80420

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999.
                                                         or

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from
                                           to
         ---------------------------------    --------------------------------


                         COMMISSION FILE NUMBER 0-6050

                            POWELL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


            NEVADA                                            88-0106100
--------------------------------                          -------------------
(State or other jurisdiction                              (I.R.S.  Employer
of incorporation or organization)                         Identification No.)


    8550 Mosley Drive, Houston, Texas                            77075-1180
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  [X]     No [ ]


Common Stock, par value $.01 per share; 10,659,345 shares outstanding on June 11, 1999.

                   Powell Industries, Inc. and Subsidiaries


Part I - Financial Information

     Item 1.  Condensed Consolidated Financial Statements..................3-9

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Quarterly
                  Results of Operations....................................10-13

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk....13

Part II - Other Information and Signatures.................................14-16

                   POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      APRIL 30,         OCTOBER 31,
                                                                                                        1999               1998
                                                                                                  ----------------     -------------
ASSETS                                                                                              (UNAUDITED)
Current Assets:
     Cash and cash equivalents...................................................................   $    478            $   601
     Accounts receivable, less allowance for doubtful accounts of
         $ 713 and $ 761, respectively...........................................................     53,470              44,255
     Costs and estimated earnings in excess of billings..........................................     22,303              24,783
     Inventories  ...............................................................................     16,952              16,284
     Deferred income taxes.......................................................................        451                 709
     Income taxes receivable.....................................................................         --                 945
     Prepaid expenses and other current assets...................................................      2,346               1,441
                                                                                                    --------            --------

         Total Current Assets....................................................................     96,000              89,018

Property, plant and equipment, net...............................................................     34,161              32,311
Deferred income taxes............................................................................      1,142                 833
Other assets      ...............................................................................      5,140               4,969
                                                                                                    --------            --------
         Total Assets............................................................................   $136,443            $127,131
                                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts and income taxes payable...........................................................   $ 12,184            $ 12,094
     Accrued salaries, bonuses and commissions...................................................      4,735               6,784
     Accrued product warranty....................................................................      1,506               1,388
     Other accrued expenses......................................................................      3,834               4,652
     Billings in excess of costs and estimated earnings..........................................      7,002               3,845
     Current maturities of long-term debt........................................................      2,429               1,429
                                                                                                    --------            --------

         Total Current Liabilities...............................................................     31,690              30,192
Long-term debt, net of current maturities........................................................     15,358              11,571
Deferred compensation expense....................................................................      1,162               1,187
Postretirement benefits liability................................................................        761                 845
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,659,345
     and
         10,656,945 shares issued and outstanding................................................        107                 107
     Additional paid-in capital..................................................................      5,950               5,919
     Retained earnings...........................................................................     84,233              80,237
     Deferred compensation-ESOP..................................................................     (2,818)             (2,927)
                                                                                                    --------            --------

         Total Stockholders' Equity..............................................................     87,472              83,336
                                                                                                    --------            --------

         Total Liabilities and Stockholders' Equity..............................................   $136,443            $127,131
                                                                                                    ========            ========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   POWELL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                                1999                    1998
                                                                                             ----------              ----------
Revenues............................................................................        $    56,331              $   53,989

Cost of goods sold..................................................................             46,093                  41,708
                                                                                            -----------              ----------
Gross profit........................................................................             10,238                  12,281

Selling, general and administrative expenses........................................              7,497                   7,335
                                                                                            -----------              ----------
Earnings from operations before interest and income taxes...........................              2,741                   4,946

Interest expense, net...............................................................                137                      30
                                                                                            -----------              ----------
Earnings from operations before income taxes........................................              2,604                   4,916

Income tax provision................................................................                784                   1,602
                                                                                            -----------              ----------
Net earnings........................................................................        $     1,820              $    3,314
                                                                                            ===========              ==========
Net earnings per common share:

   Basic............................................................................        $      0.17              $     0.31
   Diluted..........................................................................               0.17                    0.31

Weighted average number of common shares outstanding................................         10,660,905              10,642,613
                                                                                            ===========              ==========
Weighted average number of common and common equivalent shares outstanding..........         10,720,233              10,743,872
                                                                                            ===========              ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   POWELL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                SIX MONTHS ENDED APRIL 30,
                                                                                                1999                    1998
                                                                                             ----------              ----------
Revenues............................................................................        $   110,465              $  100,339

Cost of goods sold..................................................................             89,295                  77,427
                                                                                            -----------              ----------
Gross profit........................................................................             21,170                  22,912

Selling, general and administrative expenses........................................             15,008                  14,463
                                                                                            -----------              ----------
Earnings from operations before interest and income taxes...........................              6,162                   8,449

Interest expense, net...............................................................                273                      53
                                                                                            -----------              ----------
Earnings from operations before income taxes........................................              5,889                   8,396

Income tax provision................................................................              1,891                   2,684
                                                                                            -----------              ----------
Net earnings........................................................................        $     3,998              $    5,712
                                                                                            ===========              ==========
Net earnings per common share:

   Basic............................................................................        $      0.38              $     0.54
   Diluted..........................................................................               0.37                    0.53
                                                                                                                              -

Weighted average number of common shares outstanding................................         10,659,725              10,641,806
                                                                                            ===========              ==========
Weighted average number of common and common equivalent shares outstanding..........         10,743,872              10,753,379
                                                                                            ===========              ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   POWELL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED APRIL 30,
                                                                                                   1999                1998
                                                                                                   ----                ----
Operating Activities:
     Net earnings........................................................................   $     3,998              $    5,712
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization...................................................         2,185                   1,977
         Deferred income tax provision (benefit).........................................           (51)                    446
         Postretirement benefits liability...............................................           (84)                   (180)
Changes in operating assets and liabilities:
                Accounts receivable......................................................        (9,215)                 11,045
              Costs and estimated earnings in excess of billings.........................         2,480                   1,855
              Inventories................................................................          (668)                 (9,049)
              Prepaid expenses and other current assets..................................          (905)                    267
         Other assets....................................................................          (463)                    119
              Accounts payable and income taxes payable or receivable....................         1,035                   1,498
              Accrued liabilities........................................................        (2,749)                 (2,925)
         Billings in excess of costs and estimated earnings..............................         3,157                  (6,718)
              Deferred compensation expense..............................................            82                     117
                                                                                            -----------              ----------
Net cash provided by (used in) operating activities......................................        (1,198)                  4,164
                                                                                            -----------              ----------
Investing Activities:
     Purchases of property, plant and equipment..........................................        (3,743)                 (5,510)
                                                                                            -----------              ----------
Net cash used in investing activities....................................................        (3,743)                 (5,510)
                                                                                            -----------              ----------
Financing Activities:
     Borrowings of long-term debt........................................................        17,500                  11,000
     Repayment of long term debt.........................................................       (12,713)                (10,000)
     Exercise of stock options...........................................................            31                      63
                                                                                            -----------              ----------
Net cash provided by financing activities................................................         4,818                   1,063
                                                                                            -----------              ----------
Net decrease in cash and cash equivalents................................................          (123)                   (283)
Cash and cash equivalents at beginning of period.........................................           601                   2,219
                                                                                            -----------              ----------
Cash and cash equivalents at end of period...............................................   $       478              $    1,936
                                                                                            ===========              ==========
Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the quarter for:
         Interest........................................................................   $      570               $      171
                                                                                            ===========              ==========
         Income taxes....................................................................   $         0              $        0
                                                                                            ===========              ==========

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

     SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company adopted SFAS No. 130 during fiscal year ended October 31, 1998. The adoption had no effect on the Company's consolidated financial position or results of operations.


B.   INVENTORY

                                                                                    April 30,        October 31,
                                                                                      1999              1998
                                                                                      ----              ----
                                                                                   (unaudited)
     The components of inventory are summarized below (in thousands):

     Raw materials and subassemblies............................................      $10,202         $  9,795
     Work-in-process............................................................        6,750            6,489
                                                                                      -------         --------

     Total inventories..........................................................      $16,952          $16,284
                                                                                      =======          =======


C.   PROPERTY, PLANT AND EQUIPMENT
                                                                                    April 30,        October 31,
                                                                                      1999              1999
                                                                                      ----              ----
                                                                                   (unaudited)

     Property, plant and equipment is summarized below (in thousands):

     Land.......................................................................      $ 3,193          $ 2,720
     Buildings and improvements.................................................       30,588           27,478
     Machinery and equipment....................................................       29,216           28,149
     Furniture & fixtures.......................................................        4,345            4,039
     Construction in process....................................................        2,151            3,364
                                                                                     --------         --------
                                                                                       69,493           65,750
     Less-accumulated depreciation..............................................      (35,332)         (33,439)
                                                                                      -------          -------

     Total property, plant and equipment, net...................................      $34,161          $32,311
                                                                                      =======          =======

Part I
     Item 1

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                                    April 30,        October 31,
                                                                                      1999              1998
                                                                                   (unaudited)
     Costs and estimated earnings...............................................    $ 97,227       $114,127
     Progress billings..........................................................     (74,924)       (89,344)
                                                                                    --------       --------
     Total costs and estimated earnings in excess of billings...................    $  22,303      $ 24,783
                                                                                    =========      ========

     Progress billings..........................................................     $97,055       $ 67,471
     Costs and estimated earnings...............................................     (90,003)       (63,626)
                                                                                    --------       --------
     Total billings in excess of costs and estimated earnings...................    $  7,022       $  3,845
                                                                                    =========     =========

E.   EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                       Three Months Ended April 30,      Six Months Ended April 30,
                                                                          1999              1998           1999            1998
                                                                          ----              ----           ----            ----
                                                                                (unaudited)                        (unaudited)

     Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from continuing operations
           available to common stockholders.....................      $    1,820       $    3,314       $    3,998      $    5,712
                                                                      ==========       ==========       ==========      ==========
     Denominator:
         Denominator for basic earnings per share-
          weighted average shares...............................      10,660,905       10,642,613       10,659,725      10,641,806

         Effect of dilutive securities-employee stock options...          59,327          101,259           84,147         111,573
                                                                      ----------       ----------      -----------      ----------

         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions..........................................      10,720,233       10,743,872       10,743,872      10,753,379
                                                                      ==========       ==========       ==========      ==========
     Basic earning per share....................................     $      0.17      $      0.31      $      0.38     $      0.54
                                                                     ===========      ===========      ===========     ===========
     Diluted earnings per share.................................     $      0.17      $      0.31      $      0.37     $      0.53
                                                                     ===========      ===========      ===========     ===========

Part I
     Item 1


F.   BUSINESS SEGMENTS (unaudited)

     The Company has three reportable segments: 1. Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy. 2. Bus duct products (Bus Duct) for distribution of electric power. 3. Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes.

     The required disclosures for the business segments are set forth below (in thousands):

                                                                       Three Months Ended April 30,       Six Months Ended April 30,
                                                                          1999              1998            1999            1998
                                                                          ----              ----            ----            ----
                                                                                (unaudited)                      (unaudited)
      Revenues:
         Switchgear.............................................       $37,973          $38,721          $77,209         $71,335
         Bus Duct...............................................         7,517            6,524           13,757          12,682
         Process Control Systems................................         8,440            6,674           14,807          11,192
                                                                       -------          -------         --------         -------
              Sub-total.........................................        53,930           51,919          105,773          95,209
         Other..................................................         4,139            3,250            6,944           7,257
         Intercompany Eliminations..............................        (1,738)          (1,180)          (2,252)         (2,127)
                                                                       -------          -------         --------         -------
      Total Revenues............................................       $56,331          $53,989         $110,465        $100,339
                                                                       =======          =======         ========        ========

      Earnings from operations before income taxes:
         Switchgear.............................................       $ 1,999          $ 4,025          $ 5,051         $ 7,116
         Bus Duct...............................................         1,386            1,504            2,474           2,670
         Process Control Systems................................           301               98              549             243
                                                                       -------          -------         --------         -------
              Sub-total.........................................         3,686            5,627            8,074          10,029
         Other..................................................        (1,082)           (712)           (2,185)         (1,633)
                                                                       -------          -------         --------         -------
      Total earnings from operations before income taxes........       $ 2,604          $ 4,916         $  5,889         $ 8,396
                                                                       =======          =======         ========         =======


                                                                                 April 30,            October 31,
                                                                                   1999                  1998
                                                                                   ----                  ----
                                                                                (Unaudited)
      Assets
         Switchgear........................................................      $ 95,362              $ 90,603
         Bus Duct..........................................................        11,984                12,271
         Process Control Systems...........................................        12,029                10,309
                                                                                 --------              --------

             Sub-total.....................................................       119,375               113,183
         Corporate and Other...............................................        17,068                13,948
                                                                                 --------              --------

         Total Assets......................................................      $136,443              $127,131
                                                                                 ========              ========

Part I
     Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND QUARTERLY RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

                                                           April 30, 1999                  April 30, 1998
                                                    -----------------------------------------------------------
                                                    three months    six months      three months     six months
                                                        ended          ended            ended           ended
                                                    ------------    ----------      ------------     ----------

Revenues                                             100.0%           100.0%         100.0%            100.0%
Gross Profit                                          18.2             19.2           22.7              22.8
Selling, general and administrative
  expenses                                            13.3             13.6           13.6              14.4
Interest expense, net                                   .2               .2             .1                .1
Earnings from operations before income
  taxes                                                4.6              5.3            9.1               8.4
Net earnings                                           3.2              3.6            6.1               5.7

Revenues for the quarter ended April 30, 1999, were up 4.3 percent to $56,331,000 from $53,989,000 in the second quarter of last year. Revenues for the six months ended April 30, 1998 were up 10 percent to $110,465,000 from $100,339,000. The increases in revenues were in the export markets. Sales increases from the Bus Duct and Process Control Systems business segments accounted for the majority of the increase for the quarter. Export revenues continued to be an important component of the Company's operations, accounting for $45,635,000 for the six months ending April 30, 1999 compared to $39,240,000 for the same period of 1998.

Gross profit, as a percentage of revenues, was 18.2 percent and 22.7 percent for the quarter ended April 30, 1999 and 1998, respectively. The lower percentages in 1999 were mainly due to the decline in performance of the Switchgear business segment and lower prices, and changes in product mix to lower gross margin products.

Selling, general and administrative expenses as a percentage of revenues were
13.3 percent and 13.6 percent for the quarters ended April 30, 1999 and 1998, respectively. The decrease in percentages reflects the increased volume of revenues.

Interest expense, net The following schedule shows the amounts for interest expense and income:


                                                       April 30, 1999                  April 30, 1998
                                                 Three month    six months      three months    six months
                                                     Ended         ended           ended          ended
                                                 -----------    ----------      ------------    -----------
         Expense.............................     $216            $429             $106               $223
         Income..............................      (79)           (156)             (76)              (170)
                                                  ----            ----             ----               ----
         Net.................................     $137            $273             $ 30               $ 53
                                                  ====            ====             ====               ====

Sources of interest expense were primarily related to 10.5% in 1996 bank notes payable in 1999 and 1998 at rates between 6 and 8%.

Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 4 and 7%.

Income tax provision The effective tax rates on continuing operations earnings were 30.1 percent and 32.6 percent for the quarter ended April 30, 1999 and 1998, respectively. The decrease was primarily due to higher estimated foreign sales corporation credits compared to the prior year as a result of a higher than normal volume of international percentage of completion projects in process at the end of the quarter. This effective tax rate difference should be a timing difference and the effective rate should finish the year at approximately 31-32 percent which is more consistent with past years.

Earnings from continuing operations were $1,820,000 or $.17 per diluted share for the second quarter of fiscal 1999, a decrease from $3,314,000 or $.30 per diluted share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear and Bus Duct business segments.

Backlog The order backlog at April 30, 1999 was $136.2 million, compared to $143.4 million at October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES


In September 1998, the Company amended an existing revolving line of credit agreement with a major domestic bank. The agreement provided for a $10,000,000 term loan and a revolving line of credit of $15,000,000. In February 1999 the agreement was amended to increase the revolving line of credit to $20,000,000. The Company had borrowings outstanding of $3,500,000 under this line on June 11, 1999 and was in compliance with all financial covenants of the agreement.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                             April  30,        October 31,
                                               1999               1998
                                            ------------------------------
      Working Capital                       $64,310,000        $58,826,000
      Current Ratio                           3.03 to 1          2.95 to 1
      Long-term Debt to Capitalization          .2 to 1            .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at April 30, 1999, as compared to October 31, 1998, is due mainly to an increase in accounts receivable.

Cash and cash equivalents decreased by $123,000 during the six months ended April 30, 1999. The primary use of cash during this period was for the increase of accounts receivable. The net borrowings and the net earnings were the primary sources of required cash for the quarter.

The Company's fiscal 1999 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1999 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $478,000, funds generated from operating activities and funds available under its existing revolving credit line.

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

The costs to the Company to achieve Year 2000 readiness are believed to be approximately $100,000 to $200,000. Most tasks associated with compliance plan implementation have been or will be completed by internal employees. Certain tasks will be performed by external solution providers; however, reliance on external resources will not be significant.

The most likely worst case Year 2000 scenario for the Company includes the following possibilities:

* A limited number of components manufactured by third parties will fail in some respect despite the manufacturers' assurances that such components are compliant. To the extent that this occurs and the Company is obligated to do so under contractual warranties, the Company will make replacement components available to customers. Otherwise, the Company will facilitate the identification of viable compliant components and replacement of the noncompliant components.

* A limited number of customers who were notified of possible compliance issues associated with older equipment will fail to timely address the issue and will seek assistance from the Company after roll-over. To the extent sufficient and appropriate resources are available, the Company will facilitate component replacement or upgrades.

* Some customers may suffer failures that cause those customers to delay placing additional orders of new equipment during the first quarter of 2000 or to delay payment for previously ordered products. The Company plans to position itself to adjust to any temporary reduction of new orders and to withstand short term cash flow issues.

* One or more physical facilities may suffer some degree of infrastructure failure, due in part to the number of geographic locations of the various subsidiaries. The Company plans to carefully manage its contractual obligations to customers during the first month of 2000 so as to minimize the effect any infrastructure failure might have on its ability to satisfy those obligations. At this time, the Company does not intend to invest in alternative sources of water, power or telecommunications. The Company will prepare further contingency plan s to deal with potential in frastructure failure if and when additional information becomes available from current providers as to their state of readiness.

While other scenarios are possible given the interdependent nature of all businesses, the Company believes that the foregoing elements, individually or any combination of one or more other element, represent the most likely worst case scenario.

Part I
     Item 3

Quantitative and Qualitative Disclosure about Market Risk

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and equivalents, accounts receivable and payable and short-term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to IBOR. The Company receivables are not concentrated in one customer or one industry and is not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $713,000 at April 30, 1999 and $761,000 at October 31, 1998, respectively.

The rate swap agreement, which is used by the Company in the management of interest rate exposure is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid on received under the interest rate swap agreement is recognized as an adjustment to expense in the periods in which they accure. At April 30, 1999 the Company had $9,786,000 of borrowings subject to interest rate swap at a rate of 5.20% through September 30, 2003. The agreements require that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest ar the 30 day IBOR rate. The closing 30 day IBOR rate on April 30, 1999 was 4.90%.


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

     ITEM 2.      Changes in Securities and Use of Proceeds
                  None

     ITEM 3.      Defaults Upon Senior Securities
                  Not applicable

     ITEM 4.      Submission of Matters to a Vote of Security Holders
                  At the annual meeting of stockholders of the Company held on March 19, 1999, J. F. Ahart, Eugene L. Butler, and Bonnie L. Powell were elected as directors of the Company with terms ending in 2002. The directors continuing in office after the meeting are Stephen W, Seale, Jr., Thomas
                  W. Powell, Lawrence R. Tanner and Joseph L. Becherer. As to each nominee for director, the number of votes cast for or ithheld, as well as the number of abstentions and broker non-votes, were as follows:



                      Nominee                      Votes Cast for        Votes Withheld         Abstentions            Non-Votes
                   J. F. Ahart                       10,293,166              34,364                 ---                 333,149
                   Eugene L. Butler                  10,293,026              34,504                 ---                 333,149
                   Bonnie L. Powell                  10,290,777              36,753                 ---                 333,149

                   At the annual meeting, the stockholders also approved and ratified the actions of the directors and officers of the Company during fiscal 1998 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

                             Votes Cast For          Votes Cast Against            Abstentions                 Non-Votes

                               10,327,530                    ---                       ---                      333,149


     ITEM 5.      Other Information
                  None

     ITEM 6.      Exhibits and Reports on Form 8-K
                  a.   Exhibits

                  10.6 Amendment dated February 26 , 1999 to credit agreement between Powell Industries, Inc. and Bank of America Texas, N.A.

                  27.0   Financial Data Schedule

                  b. Reports on Form 8-K
                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



June 10, 1999                             /s/  THOMAS W. POWELL
-----------------------                   ------------------------------------
Date                                      Thomas  W. Powell
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




June 10, 1999                             /s/  J. F. AHART
-----------------------                   ------------------------------------
Date                                      J.F. Ahart
                                          Vice President,
                                          Secretary-Treasurer
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)