Form 10-Q
period 1999-07-31
POWELL INDUSTRIES INC
filed 1999-09-14
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999. or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                                            -------------------
      to
          -------------------

                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                            NEVADA                                                  88-0106100
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


    8550 Mosley Drive, Houston, Texas               77075-1180
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code  (713) 944-6900
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


Common Stock, par value $.01 per share; 10,675,000 shares outstanding on September 10, 1999.

                    Powell Industries, Inc. and Subsidiaries

Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements.........................................3-9

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Quarterly
                      Results of Operations..........................................................10-13

      Item 3.      Quantitative and Qualitative Disclosure about Market Risk............................13

Part II - Other Information and Signatures...........................................................14-16


                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       JULY 31,          OCTOBER 31,
                                                                                         1999                1998
                                                                                    ------------      --------------
ASSETS                                                                                (UNAUDITED)

Current Assets:
     Cash and cash equivalents..................................................    $      5,381      $        601
     Accounts receivable, less allowance for doubtful accounts of
         $883 and $761,  respectively...........................................          43,105            44,255
     Costs and estimated earnings in excess of billings.........................          20,199            24,783
     Inventories................................................................          15,930            16,284
     Deferred income taxes......................................................             581               709
     Income taxes receivable....................................................              --               945
     Prepaid expenses and other current assets..................................           2,310             1,441
                                                                                    ------------      ------------

         Total Current Assets...................................................          87,506            89,018

Property, plant and equipment, net..............................................          33,665            32,311
Deferred income taxes...........................................................           1,115               833
Other assets....................................................................           5,141             4,969
                                                                                    ------------      ------------
         Total Assets...........................................................    $    127,427      $    127,131
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt.......................................    $      2,429      $      1,429
     Accounts and income taxes payable..........................................          10,726            12,094
     Accrued salaries, bonuses and commissions..................................           5,532             6,784
     Accrued product warranty...................................................           1,462             1,388
     Other accrued expenses.....................................................           4,690             4,652
     Billings in excess of costs and estimated earnings.........................           4,107             3,845
                                                                                    ------------      ------------

         Total Current Liabilities                                                        28,946            30,192

Long-term debt, net of current maturities.......................................           7,500            11,571
Deferred compensation expense...................................................           1,164             1,187
Postretirement benefits liability...............................................             716               845
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,671,000 and
     10,659,000
         shares issued and outstanding..........................................             107               107
     Additional paid-in capital.................................................           6,013             5,919
     Retained earnings..........................................................          85,745            80,237
     Deferred compensation-ESOP.................................................          (2,764)           (2,927)
                                                                                    ------------      ------------

         Total Stockholders' Equity.............................................          89,101            83,336
                                                                                    ------------      ------------

         Total Liabilities and Stockholders' Equity.............................    $    127,427      $    127,131
                                                                                    ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED JULY 31,
                                                                                  1999         1998
                                                                                -------     --------
Revenues...................................................................    $ 51,612     $ 56,258

Cost of goods sold.........................................................      41,838       43,888
                                                                               --------     --------

Gross profit...............................................................       9,774       12,370

Selling, general and administrative expenses...............................       7,507        7,847
                                                                               --------     --------

Earnings from continuing operations before interest and income taxes.......       2,267        4,523

Interest expense, net......................................................         136           59
                                                                               --------     --------

Earnings from continuing operations before income taxes....................       2,131        4,464

Income tax provision.......................................................         618        1,271
                                                                               --------     --------

Earnings from continuing operations.........................................      1,513        3,193

Loss from discontinued operations, net of income taxes......................          --       (4,700)
                                                                               --------     --------

Net earnings................................................................   $  1,513     $ (1,507)
                                                                               ========     ========

Earnings (loss) per common share:

     Continuing operations:
        Basic................................................................  $    .14     $    .30
        Diluted..............................................................       .14          .30

     Discontinued operations:
        Basic................................................................  $     --     $   (.44)
        Diluted..............................................................        --         (.44)

     Net earnings:
        Basic................................................................  $    .14     $   (.14)
        Diluted..............................................................       .14         (.14)

Weighted average number of common shares outstanding.........................    10,664       10,643
                                                                               ========     ========

Weighted average number of common and common equivalent shares outstanding...    10,769       10,745
                                                                               ========     ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               NINE MONTHS ENDED JULY 31,
                                                                                  1999           1998
                                                                                --------     -----------
Revenues.....................................................................  $ 162,077     $ 156,596

Cost of goods sold...........................................................    131,133       121,315
                                                                               ---------     ---------

Gross profit.................................................................     30,944        35,281

Selling, general and administrative expenses.................................     22,516        22,310
                                                                               ---------     ---------

Earnings from continuing operations before interest and income taxes.........      8,428        12,971

Interest expense, net........................................................        409           112
                                                                               ---------     ---------

Earnings from continuing operations before income taxes......................      8,019        12,859

Income tax provision.........................................................      2,509         3,954
                                                                               ---------     ---------

Earnings from continuing operations..........................................      5,510         8,905

Loss from discontinued operations, net of income taxes.......................         --        (4,700)
                                                                               ---------     ---------

Net earnings.................................................................  $   5,510     $   4,205
                                                                               =========     =========

Net earnings per common share:

     Continuing operations:
         Basic...............................................................  $     .52     $     .84
         Diluted.............................................................        .51           .83

     Discontinued operations:
         Basic...............................................................  $      --     $    (.44)
         Diluted.............................................................         --          (.44)

     Net earnings:
         Basic...............................................................  $     .52     $     .40
         Diluted.............................................................        .51           .39

Weighted average number of common shares outstanding.........................     10,661        10,642
                                                                               =========     =========

Weighted average number of common and common equivalent shares outstanding...     10,771        10,750
                                                                               =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED JULY 31,
                                                                                    1999          1998
                                                                                    ----          ----
Operating Activities:
     Net earnings............................................................... $  5,510      $  4,205
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization..........................................    3,252         2,992
         Deferred income tax benefit............................................     (154)         (367)
         Postretirement benefits liability......................................     (129)         (219)
         Changes in operating assets and liabilities:
              Accounts receivable...............................................    1,150         1,220
              Costs and estimated earnings in excess of billings................    4,584         4,632
              Inventories.......................................................      354        (4,752)
              Prepaid expenses and other current assets.........................     (869)          160
              Other assets......................................................     (789)            0
              Accounts payable and income taxes payable or receivable...........     (231)         (194)
              Accrued liabilities...............................................   (1,332)          608
              Billings in excess of costs and estimated earnings................      262        (5,388)
              Deferred compensation expense.....................................      139           169
              Changes in net assets of discontinued operations..................       --         4,700
                                                                                 --------      --------
Net cash provided by operating activities.......................................   11,747         7,766
                                                                                 --------      --------
Investing Activities:
     Purchases of property, plant and equipment................................    (3,990)       (6,628)
                                                                                 --------      --------
Net cash used in investing activities..........................................    (3,990)       (6,628)
                                                                                 --------      --------
Financing Activities:
     Borrowings of long-term debt..............................................    19,000        17,800
     Repayment of long term debt...............................................   (22,071)      (20,300)
     Exercise of stock options.................................................        94            69
                                                                                 --------      --------
Net cash used in financing activities..........................................    (2,977)       (2,431)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents...........................     4,780        (1,613)
Cash and cash equivalents at beginning of period...............................       601         2,219
                                                                                 --------      --------

Cash and cash equivalents at end of period.....................................  $  5,381      $    606
                                                                                 ========      ========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the quarter for:
         Interest..............................................................  $    570      $    297
                                                                                 ========      ========

         Income taxes..........................................................  $     --      $  1,000
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


B.   INVENTORY

                                                                                    July 31,         October 31,
                                                                                      1999              1998
                                                                                      ----              ----
                                                                                   (unaudited)
     The components of inventory are summarized below (in thousands):
     Raw materials and subassemblies............................................    $  9,334          $  9,795
     Work-in-process............................................................       6,596             6,489
                                                                                    --------          --------

     Total inventories..........................................................    $ 15,930          $ 16,284
                                                                                    ========          ========


C.   PROPERTY, PLANT AND EQUIPMENT

                                                                                    July 31,         October 31,
                                                                                      1999              1999
                                                                                      ----              ----
                                                                                   (unaudited)
     Property, plant and equipment is summarized below (in thousands):
     Land.......................................................................    $ 3,193          $ 2,720
     Buildings and improvements.................................................     30,588           27,478
     Machinery and equipment....................................................     29,289           28,149
     Furniture & fixtures.......................................................      4,392            4,039
     Construction in process....................................................      2,278            3,364
                                                                                    -------          -------
                                                                                     69,740           65,750
     Less-accumulated depreciation..............................................    (36,075)         (33,439)
                                                                                    -------          -------

     Total property, plant and equipment, net...................................    $33,665          $32,311
                                                                                    =======          =======

Part I
     Item 1

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                                    July 31,       October 31,
                                                                                      1999            1998
                                                                                      ----            ----
                                                                                   (unaudited)


     Costs and estimated earnings...............................................    $ 86,695        $ 114,127
     Progress billings..........................................................     (66,496)         (89,344)
                                                                                    --------        ---------
     Total costs and estimated earnings in excess of billings...................    $ 20,199        $  24,783
                                                                                    ========        =========

     Progress billings..........................................................    $ 99,969        $  67,471
     Costs and estimated earnings...............................................     (95,862)         (63,626)
                                                                                    --------        ---------
     Total billings in excess of costs and estimated earnings...................    $  3,834        $   3,845
                                                                                    ========        =========


E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                      Three Months Ended July 31,        Nine Months Ended July 31,
                                                                        1999              1998             1999            1998
                                                                        ----              ----             ----            ----
                                                                              (unaudited)                        (unaudited)

    Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from continuing operations
           available to common stockholders.....................         $ 1,513           $3,197           $5,510          $8,905
                                                                         =======           ======           ======          ======

     Denominator:
         Denominator for basic earnings per share-
          weighted average shares...............................          10,664           10,643           10,661          10,642

         Effect of dilutive securities-employee stock options...             105              102              110             108
                                                                         -------           ------           ------          ------

         Denominator for diluted earnings per share-adjusted
         weighted-average shares with assumed
           conversions..........................................          10,769           10,745           10,771          10,750
                                                                         =======           ======           ======          ======

     Basic earning per share....................................         $   .14           $  .30           $  .52          $  .84
                                                                         =======           ======           ======          ======
     Diluted earnings per share.................................         $   .14           $  .30           $  .51          $  .83
                                                                         =======           ======           ======          ======


Part I
     Item 1


F.   BUSINESS SEGMENTS (unaudited)

     The Company has three reportable segments: 1. Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy. 2. Bus duct products (Bus Duct) for distribution of electric power. 3. Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes. The accounting policies used for the reportable segments are the same as those used for the consolidated financial statements.

     The required disclosures for the business segments are set forth below (in thousands):

                                                                       Three Months Ended July 31,       Nine Months Ended July 31,
                                                                         1999              1998            1999             1998
                                                                         ----              ----            ----             ----
                                                                               (unaudited)                       (unaudited)
      Revenues:
         Switchgear.............................................       $32,862          $41,253         $110,071        $112,588
         Bus Duct...............................................         7,067            6,654           20,823          19,336
         Process Control Systems................................         8,069            5,300           22,876          16,492
                                                                       -------          -------         --------        --------
              Sub-total.........................................        47,998           53,207          153,770         148,416
         Other..................................................         4,105            3,324           11,051          10,580
         Intercompany Eliminations..............................          (492)            (273)          (2,744)         (2,400)
                                                                       -------          -------         --------        --------

      Total Revenues............................................       $51,611          $56,258         $162,077        $156,596
                                                                       =======          =======         ========        ========

      Earnings from continuing operations before income taxes:
         Switchgear.............................................       $ 1,601          $ 4,617         $  6,652        $ 11,383
         Bus Duct...............................................         1,367            1,665            3,841           4,325
         Process Control Systems................................           273              171              822             413
                                                                       -------          -------         --------        --------
              Sub-total.........................................         3,241            6,453           11,315          16,121
         Other..................................................        (1,111)          (1,990)          (3,296)         (3,262)
                                                                       -------          -------         --------        --------

      Total earnings from continuing operations
         before income taxes....................................       $ 2,130          $ 4,463         $  8,019        $ 12,859
                                                                       =======          =======         ========        ========

                                                                                 July 31,             October 31,
                                                                                   1999                  1998
                                                                                   ----                  ----
                                                                               (Unaudited)
      Assets
         Switchgear........................................................      $ 77,743              $ 90,603
         Bus Duct..........................................................        13,148                12,271
         Process Control Systems...........................................        12,713                10,309
                                                                                 --------              --------
             Sub-total.....................................................       103,604               113,183
         Corporate and Other...............................................        23,824                13,948
                                                                                 --------              --------
         Total Assets......................................................      $127,428              $127,131
                                                                                 ========              ========

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

                                                            July 31, 1999                   July 31, 1998
                                                    ---------------------------    -----------------------------
                                                    three months    nine months     three months     nine months
                                                        ended          ended            ended           ended
                                                    ------------    -----------     ------------     -----------
Revenues                                             100.0%           100.0%         100.0%            100.0%
Gross Profit                                          18.9             19.1           22.0              22.5
Selling, general and administrative expenses          14.5             13.9           13.9              14.2
Interest expense, net                                   .3               .3             .1                .1
Earnings from operations before income taxes           4.1              4.9            8.0               8.2
Earnings from continuing operations                    2.9              3.4            5.7               5.7
Loss from discontinued operations, net of
   income taxes                                         --               --           (8.4)             (3.0)
Net Earnings                                           2.9              3.4           (2.7)              2.7


Revenues for the quarter ended July 31, 1999, were down 8.3 percent to $51,612,000 from $56,258,000 in the third quarter of last year. Revenues for the nine months ended July 31, 1999 were up 3.5 percent to $162,077,000 from $156,596,000. The increases in revenues for the nine month period were in the domestic markets. The sales decreases for the quarter were due to unfavorable market conditions in the Switchgear business segment. Export revenues continued to be an important component of the Company's operations, accounting for $56,597,000 for the nine months ending July 31, 1999 compared to $64,414,000 for the same period of 1998.

Gross profit, as a percentage of revenues, was 18.9 percent and 22.0 percent for the quarters ended July 31, 1999 and 1998, respectively. The lower percentages in 1999 were mainly due to the decline in performance of the Switchgear business segment and lower prices, and changes in product mix to lower gross margin products.

Selling, general and administrative expenses as a percentage of revenues were
14.5 percent and 13.9 percent for the quarters ended July 31, 1999 and 1998, respectively. The increase in percentages reflects the decreased volume of revenues.

Interest expense, net The following schedule shows the amounts for interest expense and income:


                                                        July 31, 1999                      July 31, 1998
                                                Three months    nine months      three months       nine months
                                                   ended           ended             ended              ended
                                                ------------    -----------      ------------       -----------
         Expense                                $214,000        $643,000          $136,000          $359,000
         Income                                  (78,000)       (234,000)          (77,000)         (247,000)
                                                --------        --------          --------          --------
         Net                                    $136,000        $409,000          $ 59,000          $112,000
                                                ========        ========          ========          ========


Sources of interest expense in fiscal year 1999 and 1998 were primarily related to bank notes payable at rates between 6 and 8%.

Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 4 and 7%.

Income tax provision The effective tax rates on continuing operations earnings were 29.0 percent and 28.5 percent for the quarters ended July 31, 1999 and 1998, respectively. The effective tax rates in both years have benefited for foreign sale corporation credits. These effective tax rates have benefited from timing differences and should finish the year at approximately 31 percent, which is more consistent with prime years.

Earnings from continuing operations were $1,513,000 or $.14 per diluted share for the third quarter of fiscal 1999, a decrease from $3,193,000 or $.30 per diluted share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear and Bus Duct business segments.

Backlog The order backlog at July 31, 1999 was $148.9 million, compared to $143.4 million at October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended an existing revolving line of credit agreement with a major domestic bank. The agreement provided for a $10,000,000 term loan and a revolving line of credit of $15,000,000. In February 1999 the agreement was amended to increase the revolving line of credit to $20,000,000. The Company had no borrowings outstanding under this line on July 31, 1999 and was in compliance with all financial covenants of the agreement.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                                                  July 31,         October 31,
                                                                    1999               1998
                                                                    ----               ----
      Working Capital                                           $58,561,000        $58,826,000
      Current Ratio                                               3.02 to 1          2.95 to 1
      Long-term Debt to Capitalization                              .1 to 1            .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. Working capital at July 31, 1999 changed very little as compared to October 31, 1998. However, the increase in funds from the reductions in accounts receivables, costs and estimated earnings in excess of billings and inventories were used to pay down debt and to increase cash equivalents

The Company's fiscal 1999 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 1999 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $5,381,000, funds generated from operating activities and funds available under its existing revolving credit line.

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

The costs to the Company to achieve Year 2000 readiness are believed to be approximately $500,000 to $600,000. Most tasks associated with compliance plan implementation have been or will be completed by internal employees. Certain tasks will be performed by external solution providers; however, reliance on external resources will not be significant.

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

Part I
     Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and equivalents, accounts receivable and payable and short-term debt are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to IBOR. The Company's accounts receivables are not concentrated in one customer or industry and are not viewed as an unusual credit risks. The Company had recorded an allowance for doubtful accounts of $883,000 at July 31, 1999 and $761,000 at October 31, 1998, respectively.

The Company has an interest rate swap agreement, which is used by the Company in the management of interest rate exposure, and is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to expense in the periods in which they accrue. At April 30, 1999 the Company had $8,929,000 of borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The agreements require that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on July 31, 1999 was 5.31%.


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





POWELL INDUSTRIES, INC.
Registrant



September  13, 1999          /s/  THOMAS W. POWELL
-------------------          -----------------------------------
Date                         Thomas  W. Powell
                             President and Chief Executive Officer
                             (Principal Executive Officer)




September 13, 1999           /s/  J. F. AHART
-------------------          -----------------------------------
Date                         J.F. Ahart
                             Vice President,
                             Secretary-Treasurer
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.           DESCRIPTION
-----------           -----------
   27                 Financial Data Schedule
