Form 10-K
period 1999-10-31
POWELL INDUSTRIES INC
filed 2000-01-28
CIK 80420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                                     ------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO

                             COMMISSION FILE NUMBER 0-6050

                                         ------

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

                     Common Stock, par value $.01 per share

     Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,390,148 as of January 25, 2000. The number of shares of the Company's Common Stock outstanding on that date was 10,675,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 annual meeting of stockholders to be filed not later than 120 days after October 31, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PRODUCTS AND SYSTEMS

     Powell designs, develops, manufactures, sells and services electrical power distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp.; Transdyn Controls, Inc.; and Powell Power Electronics Company, Inc. (a subsidiary of Powell Electrical Manufacturing Company). As applicable to the context, the "Company" is also sometimes used herein to refer to Powell and its subsidiaries.

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

          Switchgear and other related Equipment: Switchgear is defined as free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment as well as customized portable buildings to house switchgear and related equipment (PCR(R)). Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers. During the fiscal years ended October 31, 1999, 1998 and 1997, sales and service of switchgear and other related equipment accounted for 71%, 77% and 73 %, respectively, of consolidated revenues of the Company.

          Bus Duct: Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. The Company can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 13%, 12% and 17% of consolidated revenues for fiscal years 1999, 1998 and 1997, respectively.

          Process Control Systems: The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the transportation, environmental and utilities industries. During the fiscal years ended October 31, 1999, 1998 and 1997, sales of process control systems accounted for 16%, 11% and 10%, respectively, of consolidated revenues of the Company.

SUPPLIERS

     All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The Company has three principal suppliers of components and anticipates no difficulty in obtaining its components in sufficient quantities to support its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

     The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 1999, 1998 or 1997. Export revenues were $70,373,000, $85,448,000 and $88,107,000 in fiscal years 1999, 1998 and 1997, respectively. See Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these revenues were recorded.

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

EMPLOYEES

     At October 31, 1999, the Company employed 790 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

     The Company's backlog of orders was $156,143,000 and $143,394,000 at October 31, 1999 and 1998, respectively, and the percentage of its 1999 year end backlog that it does not expect to fill in fiscal year 2000 is 22%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 1999, 1998 and 1997, the Company spent approximately $3,031,000, $2,693,000 and $2,649,000 respectively, on research and development programs.

ITEM 2. PROPERTIES

     The following table sets forth information about the Company's principal facilities at October 31, 1999.

                                            SQUARE
                                           FOOTAGE
                                              OF
LOCATION                          ACRES   FACILITIES                    OCCUPANCY
--------                          -----   ----------                    ---------
Owned:
  Franklin Park, IL.............   2.0      64,000     Delta-Unibus Corp. (Delta)
  Greenville, TX................  19.0     109,000     Powell-ESCO Company (Esco)
  Houston, TX...................  26.2     421,000     Powell Electrical Manufacturing Co. (PEMCO)
  Jacinto Port, TX..............  42.0       9,600     PEMCO-Offshore Division
  North Canton, OH..............   8.0      53,000     PEMCO-North Canton Division
  Elyria, OH....................   8.6      64,000     Unibus, Inc. (Unibus)
Leased:
  Pleasanton, CA................            39,100     Transdyn Controls, Inc. and Power
                                                       Electronics Company, Inc. (PPECO)
  Watsonville, CA...............             9,600     PPECO
  Norcross, GA..................            19,200     Transdyn Controls, Inc.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to legal and other disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of October 31, 1999, there were approximately 729 holders of record of Powell Industries, Inc. common stock, which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

     Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                              AVERAGE
                                                  HIGH     LOW      LAST    DAILY VOLUME
                                                 ------   ------   ------   ------------
1999
  First Quarter................................  $12.75   $ 8.63   $10.75       9,559
  Second Quarter...............................   11.00     8.50     8.81       9,429
  Third Quarter................................   10.38     8.38     8.75      12,754
  Fourth Quarter...............................    9.13     7.63     7.63      14,547
1998
  First Quarter................................  $17.56   $12.63   $13.13      10,267
  Second Quarter...............................   14.00    10.00    12.63      22,518
  Third Quarter................................   13.50    11.75    12.75      10,933
  Fourth Quarter...............................   12.63     7.25     9.25       9,764

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

                                                                YEARS ENDED OCTOBER 31,
                                        ------------------------------------------------------------------------
                                            1999           1998           1997           1996           1995
                                        ------------   ------------   ------------   ------------   ------------
Statements of operations data:
  Revenues............................  $212,531,000   $212,733,000   $191,651,000   $170,123,000   $139,534,000
  Earnings from continuing
    operations........................     7,127,000     11,465,000     12,629,000     10,758,000      7,080,000
  Loss from discontinued operations
    (net of income taxes).............            --     (4,800,000)            --     (5,998,000)    (1,382,000)
                                        ------------   ------------   ------------   ------------   ------------
Net earnings..........................  $  7,127,000   $  6,665,000   $ 12,629,000   $  4,760,000   $  5,698,000
                                        ============   ============   ============   ============   ============
Net earnings per common share:
  Continuing operations
    Basic:............................  $        .67   $       1.08   $       1.19   $       1.02   $        .67
    Diluted:..........................           .66           1.07           1.17           1.00            .67
  Discontinued operations
    Basic:............................            --           (.45)            --           (.57)          (.13)
    Diluted:..........................            --           (.45)            --           (.56)          (.13)
Net earnings per common share:
    Basic:............................           .67            .63           1.19            .45            .54
    Diluted:..........................           .66            .62           1.17            .44            .54
Weighted average number of common
  shares outstanding..................    10,665,000     10,644,000     10,622,000     10,567,000     10,534,000
Weighted average number of common and
  common equivalent shares
  outstanding.........................    10,777,000     10,743,000     10,808,000     10,765,000     10,611,000
Balance Sheet Data:
  Working capital.....................  $ 59,782,000   $ 58,826,000   $ 51,769,000   $ 46,505,000   $ 32,642,000
  Total assets........................   127,531,000    127,131,000    122,867,000     99,523,000     90,534,000
  Long-term debt......................     7,143,000     11,571,000      6,000,000             --      3,750,000
  Stockholders' equity................    90,772,000     83,336,000     76,307,000     63,225,000     57,657,000

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                               YEARS ENDED OCTOBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   ------    ------
Revenues....................................................  100.0%   100.0%    100.0%
Gross profit................................................   18.9     22.5      24.5
Selling, general and administrative expenses................   13.8     14.5      15.1
Interest (income) expense, net..............................     .2       .1       (.2)
Earnings from continuing operations.........................    3.4      5.4       6.6
Loss from discontinued operations...........................     --     (2.3)       --
Net earnings................................................    3.4      3.1       6.6

  Revenues

     The Company reported revenues of $212,531,000, $212,733,000 and $191,651,000 in fiscal years 1999, 1998 and 1997, respectively. Revenues were flat for fiscal year 1999 as compared to fiscal year 1998. Revenue was higher in the process control and bus duct segments in fiscal 1999 which was offset by lower revenues from the switchgear product segment. Revenues increased 11% in fiscal year 1998 when compared to fiscal year 1997 due primarily to increased volume of shipments of the switchgear segment to domestic customers that was partially offset by lower revenues from the bus duct segment.

     Export revenues continued to be an important component of the Company's operations, accounting for 33%, 40% and 46% of consolidated revenues in fiscal years 1999, 1998 and 1997, respectively. A schedule is provided in Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these sales were made. This schedule shows the reduction in international revenues to be mainly from the Far East countries. Management anticipates that consolidated revenues will increase in fiscal 2000 and that export revenues will continue to contribute approximately 30% to 40% of consolidated revenues.

  Gross profit

     Gross profit, as a percentage of revenues, was 18.9%, 22.5%, and 24.5% in fiscal years 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 was due mainly to lower switchgear segment prices and volumes. The gross profit percentage decreased by 2.0% in 1998 from 1997 due primarily to losses at Powell-ESCO Company and revenues shifts to lower gross margin product lines. The Company continues to focus on productivity improvements to respond to the competitive markets it serves.

  Selling, general and administrative expenses

     Selling, general and administrative expenses as a percentage of revenues were 13.8%, 14.5%, and 15.1% for fiscal years 1999, 1998 and 1997, respectively. The decrease in fiscal years 1999 and 1998, as a percentage of revenues, was due to controlling of expenses as revenues increased in 1998 and remained flat in 1999. The reduction in 1999 was due mainly to lower incentives and bonus expense payments offset somewhat by higher research and development costs.

  Interest (income) expense, net

     The following schedule shows the amounts of interest expense and income:

                                                              1999    1998    1997
                                                              -----   -----   -----
Interest expense............................................  $ 774   $ 558   $ 381
Interest income.............................................   (413)   (319)   (797)
                                                              -----   -----   -----
Net interest................................................  $ 361   $ 239   $(416)
                                                              =====   =====   =====

     Sources of interest expense were related to notes payable to an insurance company in 1997 and to bank notes in 1999 and 1998 at approximately 6%.

     Sources of interest income were related to a note receivable and to short-term investments of available funds at various rates between 4% and 7%.

  Income tax provision

     The effective income tax rate on earnings from continuing operations before income taxes was 31.8%, 31.5%, and 31.5% for fiscal years 1999, 1998 and 1997, respectively. The effective income tax rates are lower than the statutory rate due primarily to foreign sales corporation credits.

  Earnings from continuing operations

     Earnings from continuing operations recorded in fiscal year 1999 were $7,127,000 or $0.66 per diluted share. This represented a 38% decrease in earnings compared to fiscal year 1998 earnings. The decrease was primarily due to reduced volume and lower margins from the switchgear business segment which was the result of lower prices. Earnings from continuing operations recorded in fiscal year 1998 were $11,465,000 or $1.07 per diluted share, a decrease of 17.4% compared to earnings from continuing operations of $12,629,000 or $1.17 per diluted share in fiscal year 1997. This decrease was primarily due to losses at Powell-Esco Company in fiscal year 1998.

  Discontinued operations

     See Note M to Notes to Consolidated Financial Statements for discussion of the operations that were discontinued in fiscal year 1998.

  Net earnings

     Net earnings were $7,127,000 or $0.66 per diluted share in fiscal year 1999 compared to $6,665,000 or $0.62 per diluted share and $12,629,000 or $1.17 per diluted share in fiscal years 1998 and 1997, respectively. The losses from discontinued operations, referred to in the previous paragraph, resulted in lower net earnings in fiscal year 1998 as compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with four years remaining. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The proceeds of the term loan were used to pay the Settlement Agreement discussed in Note M to the Consolidated Financial Statements and to pay down the revolving line of credit. As of October 31, 1999, the Company had no borrowings outstanding under this revolving line of credit.

     The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the liquidity measures which management believes to be significant.

                                                   1999          1998          1997
                                                -----------   -----------   -----------
Working capital...............................  $59,782,000   $58,826,000   $51,769,000
Current ratio.................................    3.13 to 1     2.95 to 1     2.36 to 1
Debt to total capitalization..................      .1 to 1       .1 to 1       .1 to 1

     Management believes that the Company continues to maintain a strong liquidity position. The change in working capital in fiscal 1999 compared to 1998 was only $956,000. However, during 1999 there were large reductions in costs and estimated earnings in excess of billings, and inventories, offset particularly by a reduction in accounts payable. These reductions resulted in a large increase in cash and cash equivalents. The increase in working capital at October 31, 1998, as compared to October 31, 1997 is due mainly to an increase in costs and estimated earnings in excess of billings and inventories and a decrease in billings in excess of costs and estimated earnings. These favorable changes were partially offset by a decrease in accounts receivable.

     Operating cash flows were $18,505,000 for fiscal 1999. The increase in these funds were due to the decreases in cost and estimated earnings in excess of billings, accounts receivable, and inventories which was partially offset by decreases in accounts payable and accrued liabilities. Operating cash flows were $983,000 in fiscal 1998. The decrease when compared to fiscal 1997 was due to payments made for the settlement of the NatWest litigation and decreased levels of billings in excess of costs and earnings, partially offset by increased collections on accounts receivable.

     Capital expenditures totaled $5,156,000 during fiscal year 1999 compared to $9,739,000 during fiscal year 1998. The major expenditures in 1999 were for the purchase of a facility in North Canton, Ohio and for machinery and equipment. During fiscal year 1998 the majority of the capital expenditures was for plant expansions of operating facilities at PEMCO. Management expects the Company's capital expenditures program to be approximately $4,000,000 in fiscal year 2000, primarily for additions and replacement of machinery and equipment.

     The Company announced in December 1999 that authorization had been given by the Board of Directors to repurchase up to $5,000,000 of its outstanding common stock, subject to market conditions. The repurchased stock will be used for general corporate purposes.

     The Company's fiscal year 1999 asset management program will continue to focus on the reduction of accounts receivable days outstanding and reduction in inventories. Management believes that the cash and cash equivalents of $10,646,000 at October 31, 1999, along with funds generated from operating activities and funds available through borrowings from the revolving line of credit will be sufficient to meet the capital requirements and operating needs of the Company for at least the next twelve months.

EFFECTS OF INFLATION AND RECESSION

     During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimize the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should remain in 2000 at approximately the same level as 1999 and the Company does not anticipate significant increases in inflation in the immediate future.

YEAR 2000 READINESS

     The Year 2000 readiness issue results from the historical use in computer software programs and operating systems of a two digit number to represent the year. Concerns arose as to whether certain software and hardware would fail to properly function when confronted with dates that contain "00" as a two digit year. To address the potential risk for disruption of operations, each subsidiary of the Company developed a compliance plan and conducted numerous tests as to the effectiveness of applied solutions. The costs to the Company to achieve Year 2000 readiness were approximately $150,000.

     To date, the Company has not experienced any material problems relating to the Year 2000 readiness issue. However, the Company has not yet experienced all factors (such as month end accounting close-out, the February leap year date, and future shipments from suppliers) that might have Year 2000 readiness implications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable, the short-term note payable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $852,000 at October 31, 1999 and $761,000 at October 31, 1998, respectively.

     The interest rate swap agreement, which is used by the Company in the management of interest rate exposure is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement is recognized as an adjustment to expense in the periods in which they occur.

     At October 31, 1999 the Company had $8,572,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 1% below market and should represent approximately $85,000 of reduced interest expense for fiscal year 2000 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at October 31, 1999 is $237,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 1999 was 6.18%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Financial Statements:
  Report of Independent Public Accountants..................    10
  Consolidated Balance Sheets as of October 31, 1999 and
     1998...................................................    11
  Consolidated Statements of Operations for the three years
     ended October 31, 1999.................................    12
  Consolidated Statements of Stockholders' Equity for the
     three years ended October 31, 1999.....................    13
  Consolidated Statements of Cash Flows for the three years
     ended October 31, 1999.................................    14
  Notes to Consolidated Financial Statements................    15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powell Industries, Inc. and subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
December 6, 1999

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    OCTOBER 31,
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
Current Assets:
  Cash and cash equivalents.................................   $ 10,646      $    601
  Accounts receivable, less allowance for doubtful accounts
     of $852 and $761, respectively.........................     43,003        44,255
  Costs and estimated earnings in excess of billings........     16,191        24,783
  Inventories...............................................     15,173        16,284
  Deferred income taxes.....................................      1,028           709
  Income taxes receivable...................................         --           945
  Prepaid expenses and other current assets.................      1,795         1,441
                                                               --------      --------
          Total Current Assets..............................     87,836        89,018
Property, plant and equipment, net..........................     33,286        32,311
Deferred income taxes.......................................      1,316           833
Other assets................................................      5,093         4,969
                                                               --------      --------
          Total Assets......................................   $127,531      $127,131
                                                               ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts and income taxes payable.........................   $  9,911      $ 12,094
  Accrued salaries, bonuses and commissions.................      5,447         6,784
  Accrued product warranty..................................      1,335         1,388
  Other accrued expenses....................................      4,727         4,652
  Billings in excess of costs and estimated earnings........      4,205         3,845
  Current maturities of long-term debt......................      2,429         1,429
                                                               --------      --------
          Total Current Liabilities.........................     28,054        30,192
Long-term debt, net of current maturities...................      7,143        11,571
Deferred compensation expense...............................      1,127         1,187
Postretirement benefits liability...........................        435           845
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized; none issued
  Common stock, par value $.01; 30,000,000 shares
     authorized; 10,675,000 and 10,659,000 shares issued and
     outstanding, respectively..............................        107           107
  Additional paid-in capital................................      6,043         5,919
  Retained earnings.........................................     87,364        80,237
  Deferred compensation -- ESOP.............................     (2,742)       (2,927)
                                                               --------      --------
          Total Stockholders' Equity........................     90,772        83,336
                                                               --------      --------
          Total Liabilities and Stockholders' Equity........   $127,531      $127,131
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED OCTOBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues                                                     $212,531    $212,733    $191,651
Cost of goods sold.........................................   172,353     164,944     144,645
                                                             --------    --------    --------
Gross profit...............................................    40,178      47,789      47,006
Selling, general & administrative expenses.................    29,354      30,805      28,982
                                                             --------    --------    --------
Earnings from continuing operations before interest and
  income taxes.............................................    10,824      16,984      18,024
Interest expense (income), net.............................       361         239        (416)
                                                             --------    --------    --------
Earnings from continuing operations before income taxes....    10,463      16,745      18,440
Income tax provision.......................................     3,336       5,280       5,811
                                                             --------    --------    --------
Earnings from continuing operations........................     7,127      11,465      12,629
Loss from discontinued operations, net of income taxes.....        --      (4,800)         --
                                                             --------    --------    --------
Net earnings...............................................  $  7,127    $  6,665    $ 12,629
                                                             ========    ========    ========
Earnings (loss) per common share:
  Continuing operations:
     Basic.................................................  $    .67    $   1.08    $   1.19
     Diluted...............................................       .66        1.07        1.17
  Discontinued operations:
     Basic.................................................  $     --    $   (.45)   $     --
     Diluted...............................................        --        (.45)         --
  Net earnings:
     Basic.................................................  $    .67    $    .63    $   1.19
     Diluted...............................................       .66         .62        1.17
Weighted average number of common shares outstanding.......    10,665      10,644      10,623
Weighted average number of common and common equivalent
  shares outstanding.......................................    10,777      10,743      10,808

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK     ADDITIONAL                DEFERRED
                                    ---------------    PAID-IN     RETAINED   COMPENSATION
                                    SHARES   AMOUNT    CAPITAL     EARNINGS       ESOP        TOTAL
                                    ------   ------   ----------   --------   ------------   -------
Balance, October 31, 1996.........  10,605    $106      $5,601     $60,943      $(3,425)     $63,225
  Net earnings....................                                  12,629                    12,629
  Amortization of deferred
     compensation -- ESOP.........                                                  272          272
  Exercise of stock options.......      38      --         181                                   181
                                    ------    ----      ------     -------      -------      -------
Balance, October 31, 1997.........  10,643     106       5,782      73,572       (3,153)      76,307
  Net earnings....................                                   6,665                     6,665
  Amortization of deferred
     compensation -- ESOP.........                                                  226          226
  Exercise of stock options.......      16       1         137                                   138
                                    ------    ----      ------     -------      -------      -------
Balance, October 31, 1998.........  10,659     107       5,919      80,237       (2,927)      83,336
  Net earnings....................                                   7,127                     7,127
  Amortization of deferred
     compensation -- ESOP.........                                                  185          185
  Exercise of stock options.......      16      --         124                                   124
                                    ------    ----      ------     -------      -------      -------
Balance, October 31, 1999.........  10,675    $107      $6,043     $87,364      $(2,742)     $90,772
                                    ======    ====      ======     =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating Activities:
  Net earnings..............................................  $  7,127   $  6,665   $ 12,629
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................     4,420      4,070      3,376
     Deferred income tax provision (benefit)................      (802)       861      1,333
     Postretirement benefits liability......................      (410)      (387)      (270)
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................     1,252      6,136    (13,378)
       Costs and estimated earnings in excess of billings...     8,592     (5,797)    (5,052)
       Inventories..........................................     1,111     (2,681)       511
       Prepaid expenses and other current assets............      (354)     1,153       (894)
       Other assets.........................................      (364)      (291)      (708)
       Accounts payable and income taxes payable or
          receivable........................................    (1,238)       571      2,911
       Accrued liabilities..................................    (1,315)    (2,491)       394
       Billings in excess of costs and estimated earnings...       360     (7,111)     5,531
       Deferred compensation expense........................       126        285       (757)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    18,505        983      5,626
                                                              --------   --------   --------
Investing Activities:
  Purchases of property, plant and equipment................    (5,156)    (9,739)   (14,773)
                                                              --------   --------   --------
          Net cash used in investing activities.............    (5,156)    (9,739)   (14,773)
                                                              --------   --------   --------
Financing Activities:
  Borrowings of long-term debt..............................    17,500     21,786      6,000
  Payments of long-term debt................................   (20,928)   (14,785)    (3,750)
  Exercise of stock options.................................       124        137        181
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......    (3,304)     7,138      2,431
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    10,045     (1,618)    (6,716)
Cash and cash equivalents at beginning of year..............       601      2,219      8,935
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 10,646   $    601   $  2,219
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    813   $    502   $    528
                                                              ========   ========   ========
  Cash paid for income taxes................................  $  2,450   $  2,039   $  4,799
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

     Powell designs, develops, manufactures, sells and services electrical power distribution and control equipment and systems through its subsidiaries: Powell Electrical Manufacturing Company; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corp., Transdyn Controls, Inc and Powell Power Electronics Company, Inc., a subsidiary of Powell Electrical Manufacturing Company. As applicable to the context, "Company" is also sometimes used herein to refer to Powell and its subsidiaries.

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

  Accounts Receivable

     The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 1999 and 1998 include $5,653,000 and $3,931,000, respectively, due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $1,930,000 of the retained amount at October 31, 1999 is expected to be billed subsequent to October 31, 2000.

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

  Amortization of Intangibles

     Included in other assets are net intangible assets totaling $1,915,000 and $2,004,000 at October 31, 1999 and 1998, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible assets totaled $1,954,000 and $1,741,000 at October 31, 1999 and 1998, respectively. Management

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

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

  Research and Development Expense

     Research and development costs are charged to expense as incurred. Such amounts were $3,031,000, $2,693,000, and $2,649,000 in fiscal years 1999, 1998 and 1997, respectively.

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

  Income Taxes

     The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company adopted SFAS No. 130 during fiscal year 1998 and there was no material impact upon the financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     In January 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 superceded the business segment disclosure requirements previously in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment.

     The Company has adopted the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

     In June 1998 the FASB issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

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

C. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share date):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Numerator:
  Numerator for basic and diluted earnings per
     share-earnings from continuing operations available
     to common stockholders.............................  $ 7,127   $11,465   $12,629
                                                          =======   =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares...................   10,665    10,644    10,623
  Effect of dilutive securities -- Employee stock
     options............................................      112        99       185
                                                          -------   -------   -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares assumed conversions........   10,777    10,743    10,808
                                                          =======   =======   =======
  Basic earnings per share..............................  $   .67   $  1.08   $  1.19
                                                          =======   =======   =======
  Diluted earnings per share............................  $   .66   $  1.07   $  1.17
                                                          =======   =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

D. INVENTORIES

     The components of inventories are summarized below (in thousands):

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      1998
                                                            -------   -------
Raw materials, parts and subassemblies....................  $ 9,058   $ 9,795
Work-in-process...........................................    6,115     6,489
                                                            -------   -------
          Total inventories...............................  $15,173   $16,284
                                                            =======   =======

E. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized below (in thousands):

                                                 OCTOBER 31,
                                             -------------------    RANGE OF
                                               1999       1998     ASSET LIVES
                                             --------   --------   -----------
Land......................................   $  3,193   $  2,720       --
Buildings and improvements................     30,638     27,478   3-39 Years
Machinery and equipment...................     30,409     28,149   3-15 Years
Furniture and fixtures....................      4,464      4,039   3-10 Years
Construction in progress..................      1,035      3,364       --
                                             --------   --------   ----------
                                               69,739     65,750
Less-accumulated depreciation.............    (36,453)   (33,439)
                                             --------   --------
          Total property, plant and
            equipment, net................   $ 33,286   $ 32,311
                                             ========   ========

F. EMPLOYEE BENEFIT PLANS

     The Company has a defined employee contribution 401(k) plan for substantially all of its employees. The Company matches 50% of employee contributions up to six percent of their salary. The Company recognized expenses of $1,040,000, $934,000, and $848,000 in fiscal years 1999, 1998 and 1997, respectively, under this plan.

     Two long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     The Company has established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP purchased 793,525 shares of the Company's common stock from a major stockholder. At October 31, 1999 and 1998 there were 697,712 and 755,066 shares in the trust with 230,342 and 214,865 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid over a twenty-year period with equal payments of $424,000 per year including interest at 7 percent. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. The compensation expense for fiscal years 1999, 1998 and 1997 was $185,000, $226,000, and

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

$271,000, respectively. The receivable from the ESOP is recorded as a reduction from stockholders' equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share.

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

     In 1994, the Company modified its postretirement benefits to provide retiree healthcare benefits to only current retirees and active employees who will be eligible to retire by December 31, 1999. Participants eligible for such benefits will be required to pay between 20 percent and 100 percent of the Company's average cost of benefits based on years of service. In addition, benefits will end upon the employee's attainment of age 65. The effect of these modifications significantly reduced the Company's postretirement benefits cost and accumulated benefits obligation.

     The following table illustrates the components of net periodic benefits expense, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans:

                                                            OCTOBER 31,
                                                       ---------------------
                                                       1999    1998    1997
                                                       -----   -----   -----
Components of net periodic postretirement benefits
expense (income):
  Service cost.......................................  $   1   $   4   $   5
  Interest cost......................................     25      36      45
  Prior service cost.................................   (318)   (318)   (310)
  Net (gain)/loss recognized.........................    (77)     (7)     33
                                                       -----   -----   -----
  Net periodic postretirement benefits expense
     (income)........................................  $(369)  $(285)  $(227)
                                                       =====   =====   =====
Funded Status:
  Retirees...........................................  $ 166   $ 228
  Fully eligible active participants.................    234     316
  Other actual participants..........................     --      25
                                                       -----   -----
  Accumulated postretirement benefit obligation......    400     569
  Less unrecognized balances:
     Prior service cost..............................     53     370
     Net actuarial (gain)/loss.......................    (18)    (94)
                                                       -----   -----
  Postretirement benefits liability..................  $ 435   $ 845
                                                       =====   =====

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                            OCTOBER 31,
                                                       ---------------------
                                                       1999    1998    1997
                                                       -----   -----   -----
Changes in accumulated postretirement benefits
obligation:
  Balance at beginning of year.......................  $ 569   $ 659
  Service cost.......................................      1       4
  Interest cost......................................     25      36
  Actuarial (gain)/loss..............................   (155)    (37)
  Benefits paid......................................    (40)    (93)
                                                       -----   -----
  Balance at end of year.............................  $ 400   $ 569
                                                       =====   =====
  Fair value of plan assets..........................  $  --   $  --
                                                       =====   =====
Weighted average assumptions as of October 31, 1999
  (in thousands):

                                                       1999    1998
                                                       -----   -----
Discount rate........................................     6%      6%
  Expected return on plan assets.....................    N/A     N/A
  Rate of compensation increase......................    N/A     N/A

     The assumed health care cost trend measuring the accumulated postretirement benefits obligation was 6% and 8% in fiscal years 1999 and 1998, respectively. The trend is expected to remain at 6% for fiscal year 2000 and later. If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefits obligation, as of October 31, 1999, would be increased by 7.6 percent. The effect of this change on the net postretirement benefit cost for 1999 would be an increase of 6.9 percent.

G. DEBT

     In September 1998, the Company amended an existing agreement for a revolving line of credit with a major U.S. bank. The amendment provides for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the Company amended the agreement to reduce the line of credit to $15,000,000. The term loan matures in five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on June 30, 2003. The effective interest rate, after including the results of an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The revolving line of credit provides for the Company to elect an interest rate on amounts borrowed of (1) the bank's prime rate less .5 percent (on the first $5,000,000) and prime rate on additional borrowings, or (2) the bank's IBOR rate plus an additional percentage of .75% to 1.25% based on the Company's performance. Also, a fee of .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 1999, there were no borrowings under this line of credit. The agreement expires on February 28, 2002 as amended December 1999.

     The interest rate swap agreement, which is used by the Company in the management of interest rate exposure is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to expense in the periods in which they occur. The notional amount of the swap agreement is $10,000,000 and follows the same reduction schedule as the term loan. The agreements require that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 1999 was 6.18%. The Company considers the risk of non-performance by its swap partner to be minimal.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     Long-term debt is summarized below (in thousands):

                                                               OCTOBER 31,
                                                            -----------------
                                                             1999      1998
                                                            -------   -------
Five year term note.......................................  $ 8,572   $10,000
Revolving line of credit..................................       --     2,000
NatWest promissory note (see Note M below)................    1,000     1,000
                                                            -------   -------
Total debt................................................    9,572    13,000
Less -- current maturities................................   (2,429)   (1,429)
                                                            -------   -------
          Total long-term debt............................  $ 7,143   $11,571
                                                            =======   =======

     The interest expense recorded during the year was $774,000, $558,000 and $381,000 in 1999, 1998 and 1997, respectively. The annual maturities of long-term debt for the years 2000 through 2004 are as follows: $2,429,000, $1,429,000, $1,429,000, $4,285,000 and $0, respectively. See footnote N for the discussion of the fair market value of the debt instruments.

H. INCOME TAXES

     The net deferred income tax asset is comprised of the following (in thousands):

                                                               OCTOBER 31,
                                                             ----------------
                                                              1999     1998
                                                             ------   -------
Current deferred income taxes:
  Gross assets............................................   $1,804   $ 2,075
  Gross liabilities.......................................     (776)   (1,366)
                                                             ------   -------
  Net current deferred income tax asset...................    1,028       709
                                                             ------   -------
Noncurrent deferred income taxes
  Gross assets............................................    1,400     1,593
  Gross liabilities.......................................      (84)     (760)
                                                             ------   -------
Net noncurrent deferred income tax asset..................    1,316       833
                                                             ------   -------
Net deferred income tax asset.............................   $2,344   $ 1,542
                                                             ======   =======

     The tax effect of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                               OCTOBER 31,
                                                             ----------------
                                                              1999     1998
                                                             ------   -------
Allowance for doubtful accounts............................  $  189   $   259
Reserve for accrued employee benefits......................     625       907
Warranty reserves..........................................     855       471
Uncompleted long-term contracts............................    (776)   (1,262)
Depreciation and amortization..............................     267        92
Deferred compensation......................................     445       404
Postretirement benefits liability..........................     209       287
Accrued legal expenses.....................................     229       385
Other......................................................     301        (1)
                                                             ------   -------
Net deferred income tax asset..............................  $2,344   $ 1,542
                                                             ======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the income tax provision (benefit) consist of the following (in thousands):

                                                     YEARS ENDED OCTOBER 31,
                                                    -------------------------
                                                     1999     1998      1997
                                                    ------   -------   ------
Continuing Operations:
  Current:
     Federal......................................  $3,896   $ 4,198   $4,237
     State........................................     242       221      241
  Deferred:
     Federal......................................    (802)      861    1,333
                                                    ------   -------   ------
  Income tax provision continuing operations......   3,336     5,280    5,811
                                                    ------   -------   ------
Discontinuing Operations:
  Current.........................................      --    (3,821)      --
  Deferred........................................      --     1,371       --
                                                    ------   -------   ------
  Income tax provision discontinued operations....      --    (2,450)      --
                                                    ------   -------   ------
          Total income tax provision..............  $3,336   $ 2,830   $5,811
                                                    ======   =======   ======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings from continuing operations before income taxes reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                               YEARS ENDED
                                                               OCTOBER 31,
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
Statutory rate............................................   34%    34%    34%
Foreign sales corporation credits.........................   (3)    (3)    (3)
State income taxes, net of federal benefit................    2      1      1
Other.....................................................   (1)    --     --
                                                             --     --     --
  Effective rate..........................................   32%    32%    32%
                                                             ==     ==     ==

I. SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 1999, 1998 and 1997.

     Export sales are as follows (in thousands):

                                                    YEARS ENDED OCTOBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
Europe (including former Soviet Union)..........  $ 1,928   $   500   $ 4,781
Far East........................................   15,867    27,502    29,343
Middle East and Africa..........................   31,364    31,694    27,035
North, Central and South America (excluding
  U.S.).........................................   21,214    25,752    26,948
                                                  -------   -------   -------
          Total export sales....................  $70,373   $85,448   $88,107
                                                  =======   =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

J. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2003. At October 31, 1999, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

YEAR ENDING                                                  OPERATING
OCTOBER 31                                                    LEASES
-----------                                                  ---------
2000......................................................    $1,032
2001......................................................       766
2002......................................................       548
2003......................................................        23
2004......................................................        --
Thereafter................................................        --
                                                              ------
          Total lease commitments.........................    $2,369
                                                              ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $1,328,000, $1,259,000 and $1,067,000 for fiscal years 1999,
1998 and 1997, respectively.

  Letters of Credit and Bonds

     The Company is contingently liable for secured and unsecured letters of credit and performance bonds totaling approximately $2,991,000 and $116,790,000, respectively, that were outstanding at October 31, 1999.

  Litigation

     The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or future results of operations of the Company.

K. STOCK OPTIONS AND GRANTS

     In March 1992, the stockholders approved an amendment to a plan that was adopted in March 1989, in which 750,000 shares of common stock would be made available through an incentive program for certain employees of the Company. In March 1996, the stockholders approved an amendment to increase the maximum shares available under the plan from 750,000 shares to 1,500,000 shares of common stock. The awards available under the plan include both stock options and stock grants and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 1999, 1998 and 1997.

     Stock options granted under the plan are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted have terms of seven years from the date of grant and will vest in increments of 20 percent per year over a five year period on the yearly anniversary of the grant date. The plan provides for additional stock to be awarded equal to 20 percent of all options which are exercised and then held for a period of five years.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     There were 202,404 shares available under the plan to be granted as of October 31, 1999. Stock option activity (number of shares) for the Company during fiscal years 1999, 1998 and 1997 was as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
Outstanding, beginning of year..........................  527,560   577,060   429,510
  Granted:
     Stock options $15.81 per share.....................                      252,500
     Stock options $8.50 per share......................  301,850
  Exercised:
     Stock options $6.25 per share......................   (3,300)   (7,800)  (31,760)
     Stock options $6.75 per share......................   (5,375)   (8,100)  (47,700)
  Forfeited:
     Stock options $6.25 per share......................  (14,700)  (13,800)  (16,400)
     Stock options $6.75 per share......................   (9,000)   (1,800)   (4,090)
     Stock options $15.81 per share.....................  (18,400)  (18,000)   (5,000)
                                                          -------   -------   -------
Outstanding, ranging from $6.25 to $15.81 per share, at
  the end of year.......................................  778,635   527,560   577,060
                                                          =======   =======   =======

     The following table summarizes information about stock options outstanding as of October 31, 1999:

                                                            WEIGHTED
RANGE OF                                 WEIGHTED AVERAGE   AVERAGE                     WEIGHTED
EXERCISE                     NUMBER         REMAINING       EXERCISE     NUMBER         AVERAGE
PRICES                     OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE   EXERCISE PRICE
--------                   -----------   ----------------   --------   -----------   --------------
$6.75....................     95,295           0.7             6.75       95,295           6.75
 6.25....................    170,390           2.7             6.25      131,160           6.25
 15.81...................    211,100           4.7            15.81       86,900          15.81
 8.50....................    301,850           6.8             8.50           --           8.50
                             -------           ---           ------      -------         ------
$6.25-15.81..............    778,635           4.5           $ 9.81      313,355         $ 9.05
                             =======           ===           ======      =======         ======

     Weighted average fair value of options granted during fiscal 1999 was $4.36 per option.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employees stock options whereby no compensation expense is recorded related to the options granted equal to the market value of the stock on the date of grant. If compensation expense had been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and diluted earnings per share would have been as follows:

                                                     1999     1998     1997
                                                    ------   ------   -------
Net income:
  As reported.....................................  $7,127   $6,665   $12,629
  Pro forma.......................................   6,807    6,370    12,529
Diluted earnings per share:
  As reported.....................................  $  .66   $  .62   $  1.17
  Pro forma.......................................     .63      .59      1.16

     The SFAS No. 123 method of accounting has not been applied to options granted prior to October 31,1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options............................      7 years
Risk-free interest rate.............................    5.99%-6.43%
Expected dividend yield.............................       0.00%
Expected stock price volatility.....................   37.62%-41.48%

L. PRODUCTION CONTRACTS

     For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                              OCTOBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Costs and estimated earnings............................  $ 79,723   $114,127
Progress billings.......................................   (63,532)   (89,344)
                                                          --------   --------
Total costs and estimated earnings in excess of
  billings..............................................  $ 16,191   $ 24,783
                                                          ========   ========
Progress billings.......................................  $ 89,146   $ 67,471
Costs and estimated earnings............................   (84,941)   (63,626)
                                                          --------   --------
Total billings in excess of costs and estimated
  earnings..............................................  $  4,205   $  3,845
                                                          ========   ========

M. DISCONTINUED OPERATIONS

     As previously reported on Form 8-K in September 1998, the Company entered into a Settlement Agreement with National Westminister Bank plc ("NatWest") to settle all litigation between them regarding completion of a project of US Turbine Corporation (USTC), a previously held subsidiary of the Company, at MacDill Air Force Base (the responsibility for this project was not assumed by Rolls-Royce in the acquisition of USTC). Under the terms of such Settlement Agreement, the Company paid NatWest $7,000,000 at the closing (September 10,
1998) and delivered a promissory note in the principal amount of $1,000,000 bearing interest at the rate of 3 percent per annum, which was due on December 31, 1999; accordingly, in 1998 the Company recorded a loss from discontinued operations of $4,800,000 (net of income taxes) or $0.45 per diluted share, to reflect additional expense accruals related to this settlement.

     The following summarizes the results of operations and consolidated balance sheets of the discontinued operations:

                                                    YEARS ENDED OCTOBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
Loss from operations before income taxes........  $    --   $(7,250)  $    --
Benefit for income taxes........................       --     2,450        --
                                                  -------   -------   -------
Net loss from discontinued operations...........  $    --   $(4,800)  $    --
                                                  =======   =======   =======

N. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term note payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term note payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR rate.

     At October 31, 1999 the Company had $8,572,000 borrowings subject to interest rate swap at a rate of 5.20% through September 30, 2003. The approximate fair value of the swap agreement at October 31, 1999 is $237,000. The fair value is the amount estimated that the Company would receive to terminate the contract.

O. BUSINESS SEGMENTS

     The Company has three reportable segments: 1. Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy, 2. Bus duct products (Bus Duct) for the distribution of electric power, and 3. Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes.

     The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, all general corporate expenses have not been allocated between operating segments. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments and interest charges and credits to the segments from the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):

                                                   YEAR ENDED OCTOBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Revenues:
  Switchgear.................................  $151,475   $163,367   $140,117
  Bus Duct...................................    28,016     26,203     32,061
  Process Control Systems....................    33,040     23,163     19,473
                                               --------   --------   --------
          Total Revenues.....................  $212,531   $212,733   $191,651
                                               ========   ========   ========
Earnings from operations before income taxes:
  Switchgear.................................  $  4,772   $ 10,053   $ 11,361
  Bus Duct...................................     5,328      5,924      7,612
  Process Control Systems....................     1,500      1,012        705
  Corporate..................................    (1,137)      (244)    (1,239)
                                               --------   --------   --------
          Total earnings from operations
            before income taxes..............  $ 10,463   $ 16,745   $ 18,439
                                               ========   ========   ========
Assets:
  Switchgear.................................  $ 85,157   $ 98,842   $ 89,275
  Bus Duct...................................    14,764     12,271     15,013
  Process Control Systems....................    10,997     10,309      9,640
  Corporate..................................    16,613      5,709      8,939
                                               --------   --------   --------
          Total Assets.......................  $127,531   $127,131   $122,867
                                               ========   ========   ========

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                   YEAR ENDED OCTOBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Depreciation and Amortization:
  Switchgear.................................  $  3,516   $  2,955   $  2,294
  Bus Duct...................................       642        662        608
  Process Control Systems....................       343        453        474
                                               --------   --------   --------
          Total Depreciation and
            Amortization.....................  $  4,501   $  4,070   $  3,376
                                               ========   ========   ========
Capital Expenditures:
  Switchgear.................................  $  4,820   $  9,323   $ 13,684
  Bus Duct...................................       294        251        862
  Process Control Systems....................       192        165        227
                                               --------   --------   --------
          Total Capital Expenditures.........  $  5,306   $  9,739   $ 14,773
                                               ========   ========   ========
Interest Expense (Income):
  Switchgear.................................  $  1,528   $  1,356   $    675
  Bus Duct...................................      (782)      (715)      (643)
  Process Control............................        96         83        292
  Corporate..................................      (481)      (485)      (740)
                                               --------   --------   --------
          Total Interest Expense (Income)....  $    361   $    239   $   (416)
                                               ========   ========   ========

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

P. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 1999 and 1998 (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
1999 --
  Revenues.....................................  $54,134   $56,331   $51,612   $50,454
  Gross profit.................................   10,932    10,238     9,774     9,234
  Net earnings.................................    2,178     1,820     1,513     1,617
  Net earnings per common and common equivalent
     share:
     Basic.....................................      .20       .17       .14       .15
     Diluted...................................      .20       .17       .14       .15
1998 --
  Revenues.....................................  $46,350   $53,989   $56,258   $56,136
  Gross profit.................................   10,631    12,281    12,370    12,507
  Net earnings:
     Earnings from continuing operations.......    2,398     3,314     3,193     2,560
     Loss from discontinued operations.........       --        --    (4,700)     (100)
                                                 -------   -------   -------   -------
  Net earnings (loss)..........................  2,398..     3,314    (1,507)    2,460
  Net earnings (loss) per common and common
     equivalent share:
     Continuing operations:
       Basic...................................      .23       .31       .30       .24
       Diluted.................................  .22....       .31       .30       .24
     Discontinued operations:
       Basic...................................       --        --      (.44)     (.01)
       Diluted.................................       --        --      (.44)     (.01)
     Net earnings (loss):
       Basic...................................      .23       .31      (.14)      .23
       Diluted.................................      .22       .31      (.14)      .23

Q. SUBSEQUENT EVENTS

     The Company announced in December 1999 that authorization had been given by the Board of Directors to repurchase up to $5,000,000 of its outstanding common stock, subject to market conditions. The repurchased stock will be added to treasury stock and will be used for general corporate purposes.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 1999, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Financial Statements -- See Index to Consolidated Financial Statements at
Item 8 of this report

        EXHIBITS
        --------
          2.1             -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                             Acquisition Corp. and U. S. Turbine Corp. and the Company
                             (filed as Exhibit 2.1 to the Company's Current Report on
                             Form 8-K dated August 8, 1996 and incorporated herein by
                             reference).
          2.2             -- First Amendment to Asset Purchase Agreement dated July
                             26, 1996 by and between Rolls-Royce North America, Inc.
                             and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp.
                             and the Company (filed as Exhibit 2.2 to the Company's
                             Current Report on Form 8-K dated August 8, 1996 and
                             incorporated herein by reference).
          3.1             -- Articles of Incorporation and Certificates of Amendment
                             of Powell Industries, Inc. dated July 20, 1987 and March
                             13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                             for the fiscal year ended October 31, 1982, Form 10-Q for
                             the quarter ended July 31, 1987, and Form 10-Q for
                             quarter ended April 30, 1992, respectively, and
                             incorporated herein by reference).
          3.2             -- By-laws of Powell Industries, Inc. (filed as Exhibit
                             3(ii) to the Company's Form 10-Q for the quarter ended
                             April 30, 1995 and incorporated herein by reference).
         10.1             -- Powell Industries, Inc., Incentive Compensation Plan for
                             1999.
         10.3             -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                             year ended October 31, 1984, and incorporated herein by
                             reference).
         10.5             -- Credit Agreement dated August 15, 1997 between Powell
                             Industries, Inc. and Bank of America Texas, N.A. (filed
                             as an Exhibit to the Company's Form 10-Q for the quarter
                             ended July 31, 1997 and incorporated herein by
                             reference).
         10.6             -- Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell
                             Industries, Inc., and Bank of America Texas, N.A, (filed
                             as Exhibit 10 to Company's Form 10-K for the fiscal year
                             ended October 31, 1998 and incorporated herein by
                             reference).
         10.6             -- Fourth Amendment dated February 26, 1999 to credit
                             agreement between Powell Industries, Inc. and Bank of
                             America Texas N.A. (filed as Exhibit 10 to Company's 10-Q
                             for quarter ended April 30, 1999 and incorporated herein
                             by reference).

        EXHIBITS
        --------
         10.7             -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                             Exhibit 4.2 to the Company's registration statement on
                             Form S-8 dated July 26, 1994 (File No. 33-81998) and
                             incorporated herein by reference).
         10.8             -- The Powell Industries, Inc. Directors' Fees Program
                             (filed as Exhibit 10.7 to the Company's Form 10-K for the
                             fiscal year ended October 31, 1992, and incorporated
                             herein by reference).
         10.9             -- The Powell Industries, Inc. Executive Severance
                             Protection Plan (filed as an exhibit to the Company's
                             Form 10-Q for the quarter ended April 30, 1996, and
                             incorporated herein by reference).
         10.10            -- Amendment to Powell Industries, Inc. Stock Option Plan
                             (filed as an exhibit to the Company's Form 10-Q for the
                             quarter ended April 30, 1996 and incorporated herein by
                             reference).
         10.11            -- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries,
                             Inc., Powell Energy Systems, Inc., Empire Energy
                             Management Systems, Inc., Empire Cogen and Brian Travis
                             (filed as Exhibit 10.11 to the Company's Form 10-Q for
                             quarter ended July 31, 1998 and incorporated herein by
                             reference).
         10.12            -- Fifth Amendment dated December 31, 1999 to credit
                             agreement between Powell Industries, Inc. and Bank of
                             America Texas N.A.
         21.1             -- Subsidiaries of the Company.
         23.1             -- Consent of Independent Public Accountants.
         27.0             -- Financial data schedule.

     (b) Reports on Form 8-K.

     None

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

                /s/  EUGENE L. BUTLER                  Director
-----------------------------------------------------
                  Eugene L. Butler

                /s/  BONNIE L. POWELL                  Director
-----------------------------------------------------
                  Bonnie L. Powell

             /s/  STEPHEN W. SEALE, JR.                Director
-----------------------------------------------------
                Stephen W. Seale, Jr.

               /s/  LAWRENCE R. TANNER                 Director
-----------------------------------------------------
                 Lawrence R. Tanner

Date: January 28, 2000

                               INDEX TO EXHIBITS

        EXHIBITS                                  DESCRIPTION
        --------                                  -----------
          2.1             -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                             Acquisition Corp. and U. S. Turbine Corp. and the Company
                             (filed as Exhibit 2.1 to the Company's Current Report on
                             Form 8-K dated August 8, 1996 and incorporated herein by
                             reference).
          2.2             -- First Amendment to Asset Purchase Agreement dated July
                             26, 1996 by and between Rolls-Royce North America, Inc.
                             and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp.
                             and the Company (filed as Exhibit 2.2 to the Company's
                             Current Report on Form 8-K dated August 8, 1996 and
                             incorporated herein by reference).
          3.1             -- Articles of Incorporation and Certificates of Amendment
                             of Powell Industries, Inc. dated July 20, 1987 and March
                             13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                             for the fiscal year ended October 31, 1982, Form 10-Q for
                             the quarter ended July 31, 1987, and Form 10-Q for
                             quarter ended April 30, 1992, respectively, and
                             incorporated herein by reference).
          3.2             -- By-laws of Powell Industries, Inc. (filed as Exhibit
                             3(ii) to the Company's Form 10-Q for the quarter ended
                             April 30, 1995 and incorporated herein by reference).
         10.1             -- Powell Industries, Inc., Incentive Compensation Plan for
                             1999.
         10.3             -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                             year ended October 31, 1984, and incorporated herein by
                             reference).
         10.5             -- Credit Agreement dated August 15, 1997 between Powell
                             Industries, Inc. and Bank of America Texas, N.A. (filed
                             as an Exhibit to the Company's Form 10-Q for the quarter
                             ended July 31, 1997 and incorporated herein by
                             reference).
         10.6             -- Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell
                             Industries, Inc., and Bank of America Texas, N.A, (filed
                             as Exhibit 10 to Company's Form 10-K for the fiscal year
                             ended October 31, 1998 and incorporated herein by
                             reference).
         10.6             -- Fourth Amendment dated February 26, 1999 to credit
                             agreement between Powell Industries, Inc. and Bank of
                             America Texas N.A. (filed as Exhibit 10 to Company's 10-Q
                             for quarter ended April 30, 1999 and incorporated herein
                             by reference).
         10.7             -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                             Exhibit 4.2 to the Company's registration statement on
                             Form S-8 dated July 26, 1994 (File No. 33-81998) and
                             incorporated herein by reference).
         10.8             -- The Powell Industries, Inc. Directors' Fees Program
                             (filed as Exhibit 10.7 to the Company's Form 10-K for the
                             fiscal year ended October 31, 1992, and incorporated
                             herein by reference).
         10.9             -- The Powell Industries, Inc. Executive Severance
                             Protection Plan (filed as an exhibit to the Company's
                             Form 10-Q for the quarter ended April 30, 1996, and
                             incorporated herein by reference).
         10.10            -- Amendment to Powell Industries, Inc. Stock Option Plan
                             (filed as an exhibit to the Company's Form 10-Q for the
                             quarter ended April 30, 1996 and incorporated herein by
                             reference).

        EXHIBITS                                  DESCRIPTION
        --------                                  -----------
         10.11            -- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries,
                             Inc., Powell Energy Systems, Inc., Empire Energy
                             Management Systems, Inc., Empire Cogen and Brian Travis
                             (filed as Exhibit 10.11 to the Company's Form 10-Q for
                             quarter ended July 31, 1998 and incorporated herein by
                             reference).
         10.12            -- Fifth Amendment dated December 31, 1999 to credit
                             agreement between Powell Industries, Inc. and Bank of
                             America Texas N.A.
         21.1             -- Subsidiaries of the Company.
         23.1             -- Consent of Independent Public Accountants.
         27.0             -- Financial data schedule.