Form 10-K/A
period 1999-10-31
POWELL INDUSTRIES INC
filed 2000-01-31
CIK 80420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

EMPLOYEES


     At October 31, 1999, the Company employed 1,121 employees on a full-time basis. Management considers its employee relations to be good.


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