Form 10-Q
period 2000-01-31
POWELL INDUSTRIES INC
filed 2000-03-16
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ________________________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


               NEVADA                                    88-0106100
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



   8550 Mosley Drive, Houston, Texas                      77075-1180
----------------------------------------    ------------------------------------
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

                                  Yes X  No
                                     ---


Common Stock, par value $.01 per share; 10,613,000 shares outstanding on January 31, 2000.

                    Powell Industries, Inc. and Subsidiaries




Part I - Financial Information

      Item 1.      Financial Statements................................................................3-8

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Quarterly
                      Results of Operations...........................................................9-10

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................11

Part II - Other Information and Signatures...........................................................12-13

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   JANUARY 31,     OCTOBER 31,
                                                                                      2000            1999
                                                                                   -----------     -----------
ASSETS                                                                             (UNAUDITED)

Current Assets:
     Cash and cash equivalents ...............................................     $    7,600      $   10,646
     Accounts receivable, less allowance for doubtful accounts of
         $897 and $852, respectively .........................................         39,961          43,003
     Costs and estimated earnings in excess of billings ......................         21,490          16,191
     Inventories .............................................................         18,772          15,173
     Deferred income taxes ...................................................          1,612           1,028
     Prepaid expenses and other current assets ...............................          2,332           1,795
                                                                                   ----------      ----------
         Total Current Assets ................................................         91,767          87,836

Property, plant and equipment, net ...........................................         32,772          33,286
Deferred income taxes ........................................................            337           1,316
Other assets .................................................................          5,321           5,093
                                                                                   ----------      ----------
         Total Assets ........................................................     $  130,197      $  127,531
                                                                                   ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ....................................     $    1,429      $    2,429
     Accounts and income taxes payable .......................................         13,701           9,911
     Accrued salaries, bonuses and commissions ...............................          4,897           5,447
     Accrued product warranty ................................................          1,238           1,335
     Other accrued expenses ..................................................          4,558           4,727
     Billings in excess of costs and estimated earnings ......................          4,421           4,205
                                                                                   ----------      ----------
         Total Current Liabilities ...........................................         30,244          28,054

Long-term debt, net of current maturities ....................................          6,787           7,143
Deferred compensation expense ................................................          1,186           1,127
Postretirement benefits liability ............................................            393             435
                                                                                   ----------      ----------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,694 and
         10,675 shares issued ................................................            107             107
     Additional paid-in capital ..............................................          6,074           6,043
     Retained earnings .......................................................         88,666          87,364
     Treasury stock (81 shares at cost) ......................................           (574)             --
     Deferred compensation-ESOP ..............................................         (2,686)         (2,742)
                                                                                   ----------      ----------

         Total Stockholders' Equity ..........................................         91,587          90,772
                                                                                   ----------      ----------

         Total Liabilities and Stockholders' Equity ..........................     $  130,197      $  127,531
                                                                                   ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                     2000          1999
                                                                                   --------      --------

Revenues .....................................................................     $ 49,490      $ 54,134

Cost of goods sold ...........................................................       40,449        43,202
                                                                                   --------      --------

Gross profit .................................................................        9,041        10,932

Selling, general and administrative expenses .................................        7,126         7,511
                                                                                   --------      --------

Earnings from operations before interest and income taxes ....................        1,915         3,421

Interest expense (income), net ...............................................          (57)          136
                                                                                   --------      --------

Earnings from operations before income taxes .................................        1,972         3,285

Income tax provision .........................................................          668         1,107
                                                                                   --------      --------

Net earnings .................................................................     $  1,304      $  2,178
                                                                                   ========      ========

Net earnings per common share:

   Basic .....................................................................     $    .12      $    .20
   Diluted ...................................................................          .12           .20

Weighted average number of common shares outstanding .........................       10,657        10,659
                                                                                   ========      ========

Weighted average number of common and common equivalent shares outstanding ...       10,715        10,733
                                                                                   ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED JANUARY 31,
                                                                               2000          1999
                                                                             --------      --------
Operating Activities:
     Net earnings ......................................................     $  1,304      $  2,178
     Adjustments to reconcile net earnings to net cash used in
       operating activities:
         Depreciation and amortization .................................        1,212         1,082
         Deferred income tax provision .................................          396           322
         Postretirement benefits liability .............................          (42)          (12)
              Changes in operating assets and liabilities:
              Accounts receivable, net .................................        3,042        (4,326)
              Costs and estimated earnings in excess of billings .......       (5,299)        1,584
              Inventories ..............................................       (3,599)       (1,504)
              Prepaid expenses and other current assets ................         (537)       (1,608)
              Other assets .............................................         (228)         (267)
              Accounts payable and income taxes payable or receivable ..        3,790          (977)
              Accrued liabilities ......................................         (816)       (2,844)
              Billings in excess of costs and estimated earnings .......          216         2,533
              Deferred compensation expense ............................           59            42
                                                                             --------      --------

                  Net cash used in operating activities ................         (502)       (3,797)

Investing Activities:
     Purchases of property, plant and equipment ........................         (643)         (850)
                                                                             --------      --------

         Net cash used in investing activities .........................         (643)         (850)
                                                                             --------      --------

Financing Activities:
     Borrowings of long-term debt ......................................           --        10,600
     Repayment of long-term debt .......................................       (1,357)       (4,386)
     Payments to reacquire common stock ................................         (574)           --
     Exercise of stock options .........................................           30            22
                                                                             --------      --------
         Net cash provided by (used in) financing activities ...........       (1,901)        6,236
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents ...................       (3,046)        1,589
Cash and cash equivalents at beginning of period .......................       10,646           601
                                                                             --------      --------

Cash and cash equivalents at end of period .............................     $  7,600      $  2,190
                                                                             ========      ========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the quarter for:
         Interest ......................................................     $    157      $    213
                                                                             ========      ========

         Income taxes ..................................................           --            --
                                                                             ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I
     Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999 annual report on Form 10-K.

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SAFS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

     On December 3, 1999 the United States Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company reviewed its revenue recognition procedures and is satisfied that it is in compliance with this SAB.


B.   INVENTORY

                                                                                     January 31,      October 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                     (unaudited)
     The components of inventory are summarized below (in thousands):

     Raw materials and subassemblies ...........................................     $     11,589     $      9,058
     Work-in-process ...........................................................            7,183            6,115
                                                                                     ------------     ------------

     Total inventories .........................................................     $     18,772     $     15,173
                                                                                     ============     ============


C.   PROPERTY, PLANT AND EQUIPMENT

                                                                                     January 31,      October 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                     (unaudited)
     Property, plant and equipment is summarized below (in thousands):

     Land ......................................................................     $      3,193      $      3,193
     Buildings and improvements ................................................           30,706            30,638
     Machinery and equipment ...................................................           30,913            30,409
     Furniture & fixtures ......................................................            3,889             4,464
     Construction in process ...................................................            1,011             1,035
                                                                                     ------------      ------------
                                                                                           69,712            69,739
     Less-accumulated depreciation .............................................          (36,940)          (36,453)
                                                                                     ------------      ------------

     Total property, plant and equipment, net ..................................     $     32,772      $     33,286
                                                                                     ============      ============

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                                     January 31,      October 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                     (unaudited)

     Costs and estimated earnings ..............................................     $     80,857      $     79,723
     Progress billing ..........................................................          (59,347)          (63,532)
                                                                                     ------------      ------------
     Total costs and estimated earnings in excess of billings ..................     $     21,490      $     16,191
                                                                                     ============      ============

     Progress billings .........................................................     $     71,817      $     89,146
     Costs and estimated earnings ..............................................          (67,396)          (84,941)
                                                                                     ------------      ------------
     Total billings in excess of costs and estimated earnings ..................     $      4,421      $      4,205
                                                                                     ============      ============


E.   EARNINGS PER SHARE (unaudited)

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  Three Months Ended January 31,
                                                                                       2000         1999
                                                                                     --------     --------
     Numerator:
         Numerator for basic and diluted earnings per share-earnings from
         continuing operations available to common stockholders ................     $  1,304     $  2,178
                                                                                     ========     ========

     Denominator:
         Denominator for basic earnings per share-weighted average shares ......       10,657       10,659
         Effect of dilutive securities-employee stock options ..................           58           74
                                                                                     --------     --------
         Denominator for diluted earnings per share-adjusted weighted-average
         shares assumed conversions ............................................       10,715       10,733
                                                                                     ========     ========
     Basic earning per share ...................................................     $   0.12     $   0.20
                                                                                     ========     ========
     Diluted earnings per share ................................................     $   0.12     $   0.20
                                                                                     ========     ========

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

     The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales to unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company's annual report on Form 10K for year ended October 31, 1999. For purposes of this presentation, all general corporate expenses have not been allocated between operating segments. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):

                                                                                  Three Months Ended January 31,
                                                                                       2000         1999
                                                                                     --------     --------
     Revenues
        Switchgear .............................................................     $ 35,383     $ 41,527
        Bus Duct ...............................................................        6,828        6,240
        Process Control Systems ................................................        7,279        6,367
                                                                                     --------     --------
        Total Revenues .........................................................     $ 49,490     $ 54,134
                                                                                     ========     ========

     Earnings from operations before income taxes
        Switchgear .............................................................          791     $  2,282
        Bus Duct ...............................................................          995        1,088
        Process Control Systems ................................................          157          248
        Corporate and other ....................................................           28         (333)
                                                                                     --------     --------

     Total earnings from operations before income taxes ........................     $  1,972     $  3,285
                                                                                     ========     ========


                                                                                    January 31,  October 31,
                                                                                       2000         1999
                                                                                    -----------  -----------
     Assets
        Switchgear .............................................................     $ 89,104     $ 85,157
        Bus Duct ...............................................................       14,808       14,764
        Process Control Systems ................................................       12,808       10,997
        Corporate and other ....................................................       13,477       16,613
                                                                                     --------     --------

     Total Assets ..............................................................     $130,197     $127,531
                                                                                     ========     ========

Part I
  Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

Quarters ended January 31                                           2000                      1999
---------------------------------------------------------------------------------------------------

Revenues                                                            100.0%                   100.0%
Gross Profit                                                         18.3                     20.2
Selling, general and administrative expenses                         14.4                     13.9
Interest expense (income), net                                       (0.1)                     0.2
Earnings from operations before income taxes                          4.0                      6.1
Income tax provision                                                  1.4                      2.1
Net earnings                                                          2.6                      4.0

Revenues for the quarter ended January 31, 2000 were down 8.6 percent to $49,490,000 from $54,134,000 in the first quarter of last year. The decrease in revenues was mainly in the international markets, primarily consisting of sales decreases from the Switchgear business segment, offset by increases in the Process Control Systems and Bus Duct business segments. Export revenues continue to be an important component of the Company's operations, accounting for $13,789,000 for the three months ending January 31, 2000, although down when compared to $23,581,000 for the same period of 1999. Lower shipments to the middle east mainly accounted for this reduction of export revenues in 2000.

Gross profit, as a percentage of revenues, was 18.3 percent and 20.2 percent for the quarter ended January 31, 2000 and 1999, respectively. The lower percentages in 2000 were mainly due to the decline volume of the Switchgear business segment and lower prices from the domestic markets.

Selling, general and administrative expenses as a percentage of revenues were
14.4 percent and 13.9 percent for the quarter ended January 31, 2000 and 1999, respectively. The increase in percentages reflects the decreased volume of revenues.

Interest expense (income), net The following schedule shows the amounts for interest expense and income:

                                       Three months ended         Three months ended
                                        January 31, 2000           January 31, 1999
                                       ---------------------------------------------

     Expense                                 $  157                     $  213
     Income                                    (214)                       (77)
                                             ------                     ------
     Net                                     $  (57)                    $  136
                                             ======                     ======

Sources of interest expense in fiscal year 1999 and 1998 were primarily related to bank notes payable at rates between 6 and 8%. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 4 and 7%.

Income tax provision The effective increase tax rate on earnings was 33.9 percent and 33.7 percent for the quarter ended January 31, 2000 and 1999, respectively. The small increase was primarily due to lower estimated foreign sales corporation credits compared to the prior year. This effective tax rate difference should be a timing difference and the effective rate should finish the year at approximately 32 to 33 percent which is more consistent with past years.

Net Earnings were $1,304,000 or $.12 per share for the first quarter of fiscal 2000, a decrease from $2,178,000 or $.20 per share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear business segment.

Backlog the order backlog at January 31, 2000 was $165,273,000 million, compared to $156,143,000 million at October 31, 1999. The increase in backlog was in all business segments.

LIQUIDITY AND CAPITAL RESOURCES
In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with four years remaining. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. As of January 31, 2000, the Company had no borrowings outstanding under this revolving line of credit.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                                                  January 31,          October 31,
                                                                     2000                 1999
                                                                  --------------------------------
      Working Capital                                             $61,523,000          $59,782,000
      Current Ratio                                                 3.03 to 1            3.13 to 1
      Long-term Debt to Capitalization                                .1 to 1              .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at January 31, 2000, as compared to October 31, 1999, is due mainly to an increases in costs and estimated earnings in excess of billings and inventories.

Cash and cash equivalents decreased by $3,046,000 during the three months ended January 31, 2000. The primary use of cash during this period was for the increase of costs and estimated earnings in excess of billings and inventories. The decrease in net borrowings for the quarter was the results of payments of a term note and a quarter payment on the bank note.

The Company has a stock repurchase plan under which the Company is authorized to spend up to $5,000,000 million for purchases of its common stock. Pursuant to this plan, the Company repurchased 81,000 shares of its common stock at an aggregate cost of approximately $574,000 at January 31, 2000. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of the Company's employee stock option plan.

The Company's fiscal 2000 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company plans to satisfy its fiscal 2000 capital requirements and operating needs primarily with funds available in cash and cash equivalents of $7,600,000 funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

Year 2000 Readiness
The Year 2000 readiness issue results from the historical use in computer software programs and operating systems of a two digit number to represent the year. Concerns arose as to whether certain software and hardware would fail to properly function when confronted with dates that contain "00" as a two-digit year. To address the potential risk for disruption of operations, each subsidiary of the Company developed a compliance plan and conducted numerous tests as to the effectiveness of applied solutions. The costs to the Company to achieve Year 2000 readiness were approximately $150,000.

To date, the Company has not experienced any material problems relating to the Year 2000 readiness issue. However, the Company may not have yet experienced all factors that might have Year 2000 readiness implications.

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

Part 1
     Item 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable, the short-term note payable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $897,000 at January 31, 2000 and $852,000 at October 31, 1999, respectively.

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

At January 31, 2000 the Company had $8,216,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately .8% below market and should represent approximately $85,000 of reduced interest expense for fiscal year 2000 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at January 31, 2000 is $365,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on January 31, 2000 was 6.04%.

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

     ITEM 2.      Changes in Securities and Use of Proceeds
                  None

     ITEM 3.      Defaults Upon Senior Securities
                  Not applicable

     ITEM 4.      Submission of Matters to a Vote of Security Holders
                  None

     ITEM 5.      Other Information
                  None

     ITEM 6.      Exhibits and Reports on Form 8-K
                  a. Exhibits None

                  27.0 Financial Data Schedule

                  b. Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



March 16, 2000                      /s/ THOMAS W. POWELL
--------------                      ----------------------------
Date                                Thomas W. Powell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




March 16, 2000                      /s/ J.F. AHART
--------------                      ----------------------------
Date                                J.F. Ahart
                                    Vice President,
                                    Secretary-Treasurer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule