Form 10-Q
period 2000-04-30
POWELL INDUSTRIES INC
filed 2000-06-14
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________

                          Commission File Number 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            NEVADA                                                      88-0106100
-------------------------------------------------------------------        ------------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)



                 8550 Mosley Drive, Houston, Texas                                       77075-1180
-------------------------------------------------------------------        ------------------------------------
             (Address of principal executive offices)                                    (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900

         Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X      No
                                       ---


Common Stock, par value $.01 per share; 10,367,000 shares outstanding on April 30, 2000.

                    Powell Industries, Inc. and Subsidiaries


Part I - Financial Information

      Item 1.   Condensed Consolidated Financial Statements..................3-9

      Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Quarterly
                   Results of Operations...................................10-12

      Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk..........................................13

Part II - Other Information and Signatures.................................14-16

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     APRIL 30,          OCTOBER 31,
                                                                                                       2000                1999
                                                                                                     --------            --------
ASSETS
Current Assets:
     Cash and cash equivalents...................................................................    $  4,686            $ 10,646
     Accounts receivable, less allowance for doubtful accounts of
         $969 and $852, respectively.............................................................      46,087              43,003
     Costs and estimated earnings in excess of billings..........................................      18,615              16,191
     Inventories  ...............................................................................      16,273              15,173
     Deferred income taxes.......................................................................         469               1,028
     Prepaid expenses and other current assets...................................................       2,608               1,795
                                                                                                     --------            --------
         Total Current Assets....................................................................      88,738              87,836

Property, plant and equipment, net...............................................................      32,583              33,286
Deferred income taxes............................................................................       1,293               1,316
Other assets      ...............................................................................       5,307               5,093
                                                                                                     --------            --------
         Total Assets............................................................................    $127,921            $127,531
                                                                                                     ========            ========

Liabilities and Stockholders' Equity

Current Liabilities:
     Current maturities of long-term debt........................................................    $  1,429            $  2,429
     Accounts and income taxes payable...........................................................      11,415               9,911
     Accrued salaries, bonuses and commissions...................................................       5,494               5,447
     Accrued product warranty....................................................................       1,347               1,335
     Other accrued expenses......................................................................       4,834               4,727
     Billings in excess of costs and estimated earnings..........................................       4,815               4,205
                                                                                                     --------            --------
         Total Current Liabilities...............................................................      29,334              28,054
Long-term debt, net of current maturities .......................................................       6,428               7,143
Deferred compensation expense....................................................................       1,199               1,127
Postretirement benefits liability................................................................         350                 435
                                                                                                     --------            --------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,744 and
         10,675 shares issued....................................................................         107                 107
     Additional paid-in capital..................................................................       6,464               6,043
     Retained earnings...........................................................................      90,096              87,364
     Treasury stock (377 shares at cost).........................................................      (3,424)                ---
     Deferred compensation-ESOP..................................................................      (2,633)             (2,742)
                                                                                                     --------            --------

         Total Stockholders' Equity..............................................................      90,610              90,772
                                                                                                     --------            --------
         Total Liabilities and Stockholders' Equity..............................................    $127,921            $127,531
                                                                                                     ========            ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                THREE MONTHS ENDED APRIL 30,
                                                                                                2000                   1999
                                                                                               -------                -------
Revenues............................................................................           $56,409                $56,331

Cost of goods sold..................................................................            46,905                 46,093
                                                                                               -------                -------
Gross profit........................................................................             9,504                 10,238

Selling, general and administrative expenses........................................             7,373                  7,497
                                                                                               -------                -------
Earnings before interest and income taxes...........................................             2,131                  2,741

Interest expense (income), net......................................................               (14)                   137
                                                                                               -------                -------
Earnings before income taxes........................................................             2,145                  2,604

Income tax provision................................................................               716                    784
                                                                                               -------                -------
Net earnings........................................................................           $ 1,429                $ 1,820
                                                                                               =======                =======
Net earnings per common share:

   Basic............................................................................           $  0.14                $  0.17
   Diluted..........................................................................              0.14                   0.17

Weighted average number of common shares outstanding................................            10,447                 10,661
                                                                                               =======                =======

Weighted average number of common and common equivalent shares outstanding..........            10,542                 10,720
                                                                                               =======                =======




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                  SIX MONTHS ENDED APRIL 30,
                                                                                                 2000                    1999
                                                                                               --------                --------
Revenues............................................................................           $105,900                $110,465

Cost of goods sold..................................................................             87,354                  89,295
                                                                                               --------                --------
Gross profit........................................................................             18,546                  21,170

Selling, general and administrative expenses........................................             14,500                  15,008
                                                                                               --------                --------
Earnings before interest and income taxes...........................................              4,046                   6,162

Interest expense (income), net......................................................                (71)                    273
                                                                                               --------                --------
Earnings before income taxes........................................................              4,117                   5,889

Income tax provision................................................................              1,384                   1,891
                                                                                               --------                --------
Net earnings........................................................................           $  2,733                $  3,998
                                                                                               ========                ========
Net earnings per common share:

   Basic............................................................................           $    .26                $    .38
   Diluted..........................................................................                .26                     .37

Weighted average number of common shares outstanding................................             10,554                  10,660
                                                                                               ========                ========

Weighted average number of common and common equivalent shares outstanding..........             10,648                  10,744
                                                                                               ========                ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED APRIL 30,
                                                                                                  2000               1999
                                                                                                -------            -------
Operating Activities:
     Net earnings .......................................................................       $ 2,733            $ 3,998
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization...................................................         2,266              2,185
         Deferred income tax provision...................................................           582                (51)
         Postretirement benefits liability...............................................           (85)               (84)
              Changes in operating assets and liabilities:
              Accounts receivable, net...................................................        (3,084)            (9,215)
              Costs and estimated earnings in excess of billings.........................        (2,424)             2,480
              Inventories................................................................        (1,100)              (668)
              Prepaid expenses and other current assets..................................          (516)              (905)
              Other assets...............................................................          (304)              (463)
              Accounts payable and income taxes payable or receivable....................         1,206              1,035
              Accrued liabilities........................................................           166             (2,749)
              Billings in excess of costs and estimated earnings.........................           610              3,157
              Deferred compensation expense..............................................           180                 82
                                                                                                -------            -------
                  Net cash provided by (used in) operating activities....................           230             (1,198)
Investing Activities:
     Purchases of property, plant and equipment..........................................        (1,473)            (3,743)
                                                                                                -------            -------
         Net cash used in investing activities...........................................        (1,473)            (3,743)
                                                                                                -------            -------
Financing Activities:
     Borrowings of long-term debt........................................................            --             17,500
     Repayments of long-term debt........................................................        (1,714)           (12,713)
     Payments to reacquire common stock..................................................        (3,424)                --
     Exercise of stock options...........................................................           421                 31
                                                                                                -------            -------
         Net cash provided by (used in) financing activities.............................        (4,717)             4,818
                                                                                                -------            -------
Net decrease in cash and cash equivalents................................................        (5,960)              (123)
Cash and cash equivalents at beginning of period.........................................        10,646                601
                                                                                                -------            -------

Cash and cash equivalents at end of period...............................................       $ 4,686            $   478
                                                                                                =======            =======
Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest .......................................................................       $   298            $   570
                                                                                                =======            =======

         Income taxes....................................................................       $ 1,250                 --
                                                                                                =======            =======

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

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". In June 1999 the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

     On December 3, 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company reviewed its revenue recognition procedures and is satisfied that it is in compliance with SAB No. 101.


B.   INVENTORIES


                                                                                     April 30,       October 31,
                                                                                       2000              1999
                                                                                      -------          -------
                                                                                   (Unaudited)
     The components of inventories are summarized below (in thousands):

     Raw materials and subassemblies............................................      $10,414          $ 9,058
     Work-in-process............................................................        5,859            6,115
                                                                                      -------          -------
     Total inventories..........................................................      $16,273          $15,173
                                                                                      =======          =======


C.   PROPERTY, PLANT AND EQUIPMENT


                                                                                    April 30,       October 31,
                                                                                      2000              1999
                                                                                     ------           -------
                                                                                   (Unaudited)
     Property, plant and equipment is summarized below (in thousands):
     Land.......................................................................     $ 3,193          $ 3,193
     Buildings and improvements.................................................      28,643           30,638
     Machinery and equipment....................................................      33,371           30,409
     Furniture & fixtures.......................................................       3,923            4,464
     Construction in process....................................................       1,337            1,035
                                                                                     -------          -------
                                                                                      70,467           69,739
     Less-accumulated depreciation..............................................     (37,884)         (36,453)
                                                                                     -------          -------
     Total property, plant and equipment, net...................................     $32,583          $33,286
                                                                                     =======          =======

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):



                                                                                    April 30,        October 31,
                                                                                      2000              1999
                                                                                     -------           -------
                                                                                   (unaudited)
     Costs and estimated earnings...............................................     $95,011           $79,723
     Progress billing...........................................................     (76,396)          (63,532)
                                                                                     -------           -------
     Total costs and estimated earnings in excess of billings...................     $18,615           $16,191
                                                                                     =======           =======

     Progress billings..........................................................     $83,126           $89,146
     Costs and estimated earnings...............................................     (78,311)          (84,941)
                                                                                     -------           -------
     Total billings in excess of costs and estimated earnings...................     $ 4,815           $ 4,205
                                                                                     =======           =======

E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                       Three Months Ended April 30,      Six Months Ended April 30,
                                                                          2000             1999             2000            1999
                                                                         -------          -------          -------         -------
                                                                               (unaudited)                       (unaudited)

     Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from operations
           available to common stockholders.....................         $ 1,429          $ 1,820          $ 2,733         $ 3,998
                                                                         =======          =======          =======         =======
     Denominator:
         Denominator for basic earnings per share-
          weighted average shares...............................          10,447           10,661           10,554          10,660

         Effect of dilutive securities-Employee stock options...              95               59               94              84
                                                                         -------          -------          -------         -------
         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions..........................................          10,542           10,720           10,648          10,744
                                                                         =======          =======          =======         =======

     Basic earnings per share...................................           $0.14            $0.17            $0.26           $0.38
                                                                           =====            =====            =====           =====
     Diluted earnings per share.................................           $0.14            $0.17            $0.26           $0.37
                                                                           =====            =====            =====           =====

F.   BUSINESS SEGMENTS

     The Company has three reportable segments: 1. Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy, 2. Bus duct products (Bus Duct) for distribution of electric power, and 3. Process Control Systems, which consists principally of instrumentation, computer control, communications and data management system for the control of dynamic processes.

     The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales to unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company's annual report on Form 10-K for year ended October 31, 1999. For purposes of this presentation, all general corporate expenses have not been allocated between operating segments. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments. The interest charges and credits to the segments from the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):



                                                                       Three Months Ended April 30,   Six Months Ended April 30,
                                                                          2000            1999            2000          1999
                                                                         -------        -------         --------      --------
                                                                               (unaudited)                    (unaudited)
      Revenues:
         Switchgear.............................................         $41,313        $40,374         $ 76,698      $ 81,901
         Bus Duct...............................................           7,948          7,517           14,775        13,757
         Process Control Systems................................           7,148          8,440           14,427        14,807
                                                                         -------        -------          -------      --------
      Total Revenues............................................         $56,409        $56,331         $105,900      $110,465
                                                                         =======        =======         ========      ========

      Earnings from operations before income taxes:
         Switchgear.............................................         $ 2,026        $ 1,999         $  2,817      $  5,051
         Bus Duct...............................................           1,529          1,386            2,524         2,474
         Process Control Systems................................            (681)           301             (525)          549
         Corporate..............................................            (729)        (1,082)            (699)       (2,185)
                                                                         -------        -------          -------        -------
      Total earnings from operations before income taxes........         $ 2,145        $ 2,604         $  4,117      $  5,889
                                                                         =======        =======         ========      ========


                                                                                April 30,            October 31,
                                                                                  2000                  1999
                                                                                --------              --------
                                                                               (unaudited)
      Assets
         Switchgear..........................................................    $91,008              $ 85,157
         Bus Duct............................................................     14,297                14,764
         Process Control Systems.............................................     11,709                10,997
         Corporate...........................................................     10,907                16,613
                                                                                --------              --------
      Total Assets...........................................................   $127,921              $127,531
                                                                                ========              ========

Part I
  Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

                                                           April 30, 2000                  April 30, 1999
                                                      -------------------------     --------------------------
                                                      Three Months   Six Months     Three Months    Six Months
                                                         Ended          Ended          Ended          Ended
                                                      ------------   ----------     ------------    ----------
Revenues                                                 100.0%         100.0%         100.0%          100.0%
Gross profit                                              16.8           17.5           18.2            19.2
Selling, general and administrative
  expenses                                                13.1           13.7           13.3            13.6
Interest expense, net                                       --             --             .2              .2
Earnings from operations before income
  taxes                                                    3.8            3.9            4.6             5.3
Net earnings                                               2.5            2.6            3.2             3.6


Revenues for the quarter ended April 30, 2000, were up 0.1 percent to $56,409,000 from $56,331,000 in the second quarter of last year. Revenue increases in both the Switchgear and Bus Duct business segments were offset by a decline in revenues for the Process Control Systems segments. Revenues for the six-months ended April 30, 2000, were down 4.1 percent to $105,900,000 from $110,465,000 for the same six-month period of last year. The decrease in revenues was mainly in the international markets, primarily consisting of sales decreases from the Switchgear business segment, offset, in part, by an increase in the Bus Duct business segment.

Gross profit, as a percentage of revenues, was 16.8 percent and 18.2 percent for the quarter ended April 30, 2000 and 1999, respectively. The decrease in the gross profit for the three-month period was due mainly to changes in scope in two major contracts in the Process Control Systems segment. Gross profit, as a percentage of revenues, was 17.5 percent and 19.2 percent for the six-months ended April 30, 2000 and 1999, respectively. The lower percentages in 2000 were mainly due to the decline in volume of the Switchgear business segment and lower prices from the domestic industrial markets and due to changes in scope in two major contracts in the Process Control Systems segment.

Selling, general and administrative expenses as a percentage of revenues were
13.1 percent and 13.3 percent for the quarter ended April 30, 2000 and 1999, respectively. Selling, general and administrative expenses as a percentage of revenues were 13.7 percent and 13.6 percent for the six-months ended April 30, 2000 and 1999, respectively. The lower percentage related to the quarter was due to decreases in administrative and legal expenses.

Interest expense (income), net The following schedule shows the amounts for interest expense and income:

                                                      April 30, 2000                   April 30, 1999
                                               Three Months     Six Months        Three Month    Six Months
                                                   Ended           Ended             Ended         Ended
                                               ------------     ----------        -----------    ----------
         Expense.............................     $ 141            $ 298            $ 216           $ 429
         Income..............................      (155)            (369)            (79)            (156)
                                                  -----            -----            -----           -----
         Net.................................     $ (14)           $ (71)           $ 137           $ 273
                                                  =====            =====            =====           =====


Sources of interest expense in fiscal year 2000 and 1999 were primarily related to bank notes payable at rates between 5.2% and 7.0%. Sources of interest income were related to notes receivable and short-term investment of available funds at various rates between 5.1% and 7.0%.

Income tax provision The effective tax rate on earnings was 33.4 percent and
30.1 percent for the quarter ended April 30, 2000 and 1999, respectively. The effective tax rate on earnings was 33.7 percent and 32.2 percent for the six-months ended April 30, 2000 and 1999, respectively. The increases were primarily due to lower estimated foreign sales corporation credits compared to the prior year.

Net Earnings were $1,429,000 or $.14 per diluted share for the second quarter of fiscal 2000, a decrease from $1,820,000 or $.17 per diluted share for the same period last year. The decrease was mainly due to lower gross margins in the Process Control Systems business segment. Net Earnings were $2,733,000 or $.26 per diluted share for the first six-months of fiscal 2000, a decrease from $3,998,000 or $.37 per diluted share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear business segment and the cost of changes in scope in two major contracts in the Process Control System segment.

Backlog at April 30, 2000 the backlog was $160,588,000 as compared to $165,273,000 and $156,143,000 at January 31, 2000 and October 31, 2000,
respectively, a decrease of $4,685,000 for three months and an increase of $4,445,000 for six months. All business segments experienced decreases during the quarter with the exception of a slight increase in the Bus Duct segment. Backlog by product group at April 30, 2000, January 31, 2000, and October 31, 1999 was as follows (in thousands of dollars):



                                                     April          January         October
                                                     2000            2000             1999
                                                   --------        --------         --------

         Switchgear..........................      $106,559        $108,334         $105,116
         Bus Duct............................        22,661          19,954           17,412
         Process Control.....................        31,368          36,985           33,615
                                                   --------        --------         --------
         Total...............................      $160,588        $165,273         $156,143
                                                   ========        ========         ========


LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with four years remaining. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial performance ratios. As of April 30, 2000, the Company had no borrowings outstanding under this revolving line of credit.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:



                                                                    April 30,          October 31,
                                                                      2000                1999
                                                                  -----------          -----------
      Working Capital                                             $59,404,000          $59,782,000
      Current Ratio                                                 3.03 to 1             3.13 to1
      Long-term Debt to Capitalization                                .1 to 1              .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The decrease in working capital at April 30,, 2000, as compared to October 31, 1999, is due mainly to a decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $5,960,000 during the six months ended April 30, 2000. The primary use of cash during this period was due to the increases in costs and estimated earnings in excess of billings and inventories. The decrease in net borrowings for the quarter was the result of a quarterly payment on the bank loan.

The Company has a stock repurchase plan under which the Company is authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 377,000 shares of its common stock at an aggregate cost of approximately $3,424,000 at April 30, 2000. Repurchased shares are added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan.

The Company's fiscal 2000 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company believes it will be able to satisfy its capital requirements and operating needs over the next twelve months primarily with funds available in cash and cash equivalents of $4,686,000 funds generated from operating activities and funds available under its existing revolving credit line.

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

Part 1
     Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable, the short-term note payable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $969,000 at April 30, 2000 and $852,000 at October 31, 1999, respectively.

The interest rate swap agreement, which is used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term loan. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to expense in the periods in which they occur.

At April 30, 2000 the Company had $7,857,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 1.17% below market and should represent approximately $84,000 of reduced interest expense for fiscal year 2000 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at April 30, 2000 is $341,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreement requires that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on April 30, 2000 was 6.37%.

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

     ITEM 2.      Changes in Securities and Use of Proceeds
                  None

     ITEM 3.      Defaults Upon Senior Securities
                  Not applicable

     ITEM 4.      Submission of Matters to a Vote of Security Holders
                  At the annual meeting of stockholders of the Company held on March 17, 2000, Stephen W. Seale, Jr. and Robert C. Tranchon were elected as directors of the Company with terms ending in 2003. The directors continuing in office after the meeting are Bonnie L. Powell, Thomas W. Powell, J. F. Ahart, Eugene L. Butler, Lawrence R. Tanner and Joseph L. Becherer. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:



                     Nominee             Votes Cast for    Votes Cast Against    Votes Withheld    Abstentions   Non-Votes
                     -------             --------------    ------------------    --------------    -----------   ---------
                  Stephen W. Seale, Jr.     8,679,486             23,886             45,558              --      1,944,700
                  Robert C. Tranchon        8,679,486             23,886             46,088              --      1,944,170

                  At the annual meeting, the stockholders also approved and ratified the actions of the directors and officers of the Company during fiscal 1999 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

                  Votes Cast For          Votes Cast Against            Abstentions                 Non-Votes
                  --------------          ------------------            -----------                 ---------
                    8,749,460                     --                        --                      1,944,170



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





POWELL INDUSTRIES, INC.
Registrant



June 14, 2000
-------------                      -----------------------------------------
Date                               Thomas  W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




June 14, 2000
-------------                      -----------------------------------------
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