Form 10-Q
period 2000-07-31
POWELL INDUSTRIES INC
filed 2000-09-14
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


                NEVADA                                            88-0106100
---------------------------------------                      -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)




   8550 Mosley Drive, Houston, Texas                              77075-1180
----------------------------------------                     -------------------
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

Common Stock, par value $.01 per share; 10,816,499 shares outstanding on July 31, 2000.

                    Powell Industries, Inc. and Subsidiaries


Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements....................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Quarterly
                      Results of Operations......................................10

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk..........................................13

Part II - Other Information and Signatures.......................................14

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                JULY 31,     OCTOBER 31,
                                                                                 2000            1999
                                                                               ---------     -----------
ASSETS                                                                        (UNAUDITED)
Current Assets:
     Cash and cash equivalents ...........................................     $   5,812      $  10,646
     Accounts receivable, less allowance for doubtful accounts of
         $659 and $852, respectively .....................................        35,167         43,003
     Costs and estimated earnings in excess of billings ..................        27,269         16,191
     Inventories .........................................................        20,177         15,173
     Deferred income taxes and income tax receivable .....................         1,325          1,028
     Prepaid expenses and other current assets ...........................         1,339          1,795
                                                                               ---------      ---------
         Total Current Assets ............................................        91,089         87,836

Property, plant and equipment, net .......................................        32,064         33,286
Deferred income taxes ....................................................         1,280          1,316
Other assets .............................................................         5,401          5,093
                                                                               ---------      ---------
         Total Assets ....................................................     $ 129,834      $ 127,531
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt ................................     $   1,429      $   2,429
     Accounts and income taxes payable ...................................        11,176          9,911
     Accrued salaries, bonuses and commissions ...........................         6,467          5,447
     Accrued product warranty ............................................         1,348          1,335
     Other accrued expenses ..............................................         5,826          4,727
     Billings in excess of costs and estimated earnings ..................         3,628          4,205
                                                                               ---------      ---------
         Total Current Liabilities .......................................        29,874         28,054
Long-term debt, net of current maturities ................................         6,071          7,143
Deferred compensation expense ............................................         1,212          1,127
Postretirement benefits liability ........................................           287            435
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,816 and
         10,675 shares issued ............................................           108            107
     Additional paid-in capital ..........................................         6,894          6,043
     Retained earnings ...................................................        92,073         87,364
     Treasury stock (458 shares at cost) .................................        (4,139)            --
     Deferred compensation-ESOP ..........................................        (2,546)        (2,742)
                                                                               ---------      ---------

         Total Stockholders' Equity ......................................        92,390         90,772
                                                                               ---------      ---------

         Total Liabilities and Stockholders' Equity ......................     $ 129,834      $ 127,531
                                                                               =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS ENDED JULY 31,
                                                                                     2000            1999
                                                                                  ----------     ------------
Revenues .......................................................................     $54,476     $51,612

Cost of goods sold .............................................................      43,899      41,838
                                                                                     -------     -------

Gross profit ...................................................................      10,577       9,774

Selling, general and administrative expenses ...................................       7,499       7,507
                                                                                     -------     -------

Earnings before interest and income taxes ......................................       3,078       2,267

Interest expense, net ..........................................................          14         136
                                                                                     -------     -------

Earnings before income taxes ...................................................       3,064       2,131

Income tax provision ...........................................................       1,086         618
                                                                                     -------     -------

Net earnings ...................................................................     $ 1,978     $ 1,513
                                                                                     =======     =======

Net earnings per common share:

   Basic .......................................................................     $  0.19     $  0.14
   Diluted .....................................................................        0.19        0.14

Weighted average number of common shares outstanding ...........................      10,362      10,664
                                                                                     =======     =======

Weighted average number of common and common equivalent shares outstanding .....      10,434      10,769
                                                                                     =======     =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    NINE MONTHS ENDED JULY 31,
                                                                                       2000            1999
                                                                                    ----------      ----------
Revenues .......................................................................     $ 160,376      $ 162,077

Cost of goods sold .............................................................       131,253        131,133
                                                                                     ---------      ---------

Gross profit ...................................................................        29,123         30,944

Selling, general and administrative expenses ...................................        21,999         22,516
                                                                                     ---------      ---------

Earnings before interest and income taxes ......................................         7,124          8,428

Interest expense (income), net .................................................           (57)           409
                                                                                     ---------      ---------

Earnings before income taxes ...................................................         7,181          8,019

Income tax provision ...........................................................         2,470          2,509
                                                                                     ---------      ---------

Net earnings ...................................................................     $   4,711      $   5,510
                                                                                     =========      =========

Net earnings per common share:

   Basic .......................................................................     $     .45      $     .52
   Diluted .....................................................................           .45            .51

Weighted average number of common shares outstanding ...........................        10,490         10,661
                                                                                     =========      =========

Weighted average number of common and common equivalent shares outstanding .....        10,556         10,771
                                                                                     =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               NINE MONTHS ENDED JULY 31,
                                                                                  2000            1999
                                                                               ----------      ----------
Operating Activities:
     Net earnings ..........................................................     $  4,711      $  5,510
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .....................................        3,412         3,252
         Deferred income tax provision (benefit) ...........................          923          (154)
         Postretirement benefits liability .................................         (149)         (129)
              Changes in operating assets and liabilities:
              Accounts receivable, net .....................................        7,836         1,150
              Costs and estimated earnings in excess of billings ...........      (11,078)        4,584
              Inventories ..................................................       (5,004)          354
              Prepaid expenses and other current assets ....................          456          (869)
              Other assets .................................................         (442)         (789)
              Accounts payable and income taxes payable or receivable ......           81          (231)
              Accrued liabilities ..........................................        2,132        (1,332)
              Billings in excess of costs and estimated earnings ...........         (577)          262
              Deferred compensation expense ................................          279           139
                                                                                 --------      --------

                  Net cash provided by operating activities ................        2,580        11,747
Investing Activities:
     Purchases of property, plant and equipment ............................       (2,054)       (3,990)
                                                                                 --------      --------

         Net cash used in investing activities .............................       (2,054)       (3,990)
                                                                                 --------      --------

Financing Activities:
     Borrowings of long-term debt ..........................................           --        19,000
     Repayments of long-term debt ..........................................       (2,071)      (22,071)
     Payments to reacquire common stock ....................................       (4,139)           --
     Exercise of stock options .............................................          850            94
                                                                                 --------      --------
         Net cash (used in) financing activities ...........................       (5,360)       (2,977)
                                                                                 --------      --------

Net increase (decrease) in cash and cash equivalents .......................       (4,834)        4,780
Cash and cash equivalents at beginning of period ...........................       10,646           601
                                                                                 --------      --------

Cash and cash equivalents at end of period .................................     $  5,812      $  5,381
                                                                                 ========      ========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest ..........................................................     $    468      $    570
                                                                                 ========      ========

         Income taxes ......................................................     $  2,000            --
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


B.   INVENTORIES


                                                                      July 31,   October 31,
                                                                        2000        1999
                                                                      --------   -----------
                                                                     (unaudited)
The components of inventories are summarized below (in thousands):

Raw materials and subassemblies ..................................     $11,838     $ 9,058
Work-in-process ..................................................       8,339       6,115
                                                                       -------     -------

Total inventories ................................................     $20,177     $15,173
                                                                       =======     =======


C.   PROPERTY, PLANT AND EQUIPMENT

                                                                      July 31,     October 31,
                                                                        2000          1999
                                                                      --------     -----------
                                                                    (unaudited)
Property, plant and equipment is summarized below (in thousands):

Land ............................................................     $  3,193      $  3,193
Buildings and improvements ......................................       28,690        30,638
Machinery and equipment .........................................       32,331        30,409
Furniture & fixtures ............................................        3,691         4,464
Construction in process .........................................        1,007         1,035
                                                                      --------      --------
                                                                        68,912        69,739
Less-accumulated depreciation ...................................      (36,848)      (36,453)
                                                                      --------      --------

Total property, plant and equipment, net ........................     $ 32,064      $ 33,286
                                                                      ========      ========

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                  July 31,     October 31,
                                                                    2000          1999
                                                                 ---------     -----------
                                                                (unaudited)
Costs and estimated earnings ...............................     $ 112,939      $  79,723
Progress billings ..........................................       (85,670)       (63,532)
                                                                 ---------      ---------
Total costs and estimated earnings in excess of billings ...     $  27,269      $  16,191
                                                                 =========      =========

Progress billings ..........................................     $  70,400      $  89,146
Costs and estimated earnings ...............................       (66,772)       (84,941)
                                                                 ---------      ---------
Total billings in excess of costs and estimated earnings ...     $   3,628      $   4,205
                                                                 =========      =========


E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended July 31,    Nine Months Ended July 31,
                                                                    2000            1999           2000            1999
                                                                 ----------     ------------    ----------     -----------
                                                                        (unaudited)                    (unaudited)
Numerator:
    Numerator for basic and diluted earnings per
     share-earnings from operations
      available to common stockholders .................            $ 1,978     $ 1,513            $ 4,711     $ 5,510
                                                                    =======     =======            =======     =======

Denominator:
    Denominator for basic earnings per share-
     weighted average shares ...........................             10,362      10,664             10,490      10,661

    Effect of dilutive securities-employee stock options                 72         105                 66         110
                                                                    -------     -------            -------     -------

    Denominator for diluted earnings per share-
     adjusted weighted-average shares with assumed
      conversions ......................................             10,434      10,769             10,556      10,771
                                                                    =======     =======            =======     =======

Basic earnings per share ...............................            $  0.19     $  0.14            $  0.45     $  0.52
                                                                    =======     =======            =======     =======
Diluted earnings per share .............................            $  0.19     $  0.14            $  0.45     $  0.51
                                                                    =======     =======            =======     =======

F.   BUSINESS SEGMENTS

     The Company has three reportable segments: 1. Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy; 2. Bus duct products (Bus Duct) for distribution of electric power; and 3. Process Control Systems, which consists principally of instrumentation, computer control, communications and data management system for the control of dynamic processes.

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

     The required disclosures for the business segments are set forth below (in thousands):

                                                                Three Months Ended July 31,         Nine Months Ended July 31,
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
                                                                        (unaudited)                        (unaudited)
Revenues:
   Switchgear ............................................    $     37,959      $     36,475      $    114,657      $    118,378
   Bus Duct ..............................................           8,341             7,067            23,116            20,823
   Process Control Systems ...............................           8,176             8,069            22,603            22,876
                                                              ------------      ------------      ------------      ------------

Total Revenues ...........................................    $     54,476      $     51,611      $    160,376      $    162,077
                                                              ============      ============      ============      ============

Earnings from operations before income taxes:
   Switchgear ............................................    $      1,608      $      1,601      $      4,100      $      6,652
   Bus Duct ..............................................           1,869             1,367             4,393             3,841
   Process Control Systems ...............................              79               273              (445)              822
   Corporate .............................................            (492)           (1,111)             (867)           (3,296)
                                                              ------------      ------------      ------------      ------------

Total earnings from operations before income taxes........    $      3,064      $      2,130      $      7,181      $      8,019
                                                              ============      ============      ============      ============


                                   July 31,    October 31,
                                     2000         1999
                                   --------    -----------
                                  (unaudited)
Assets
   Switchgear ................     $ 88,603     $ 85,157
   Bus Duct ..................       15,622       14,764
   Process Control Systems ...       13,532       10,997
   Corporate .................       12,077       16,613
                                   --------     --------

Total Assets .................     $129,834     $127,531
                                   ========     ========

Part I
     Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.


                                                     July 31, 2000                  July 31, 1999
                                             ---------------------------     ---------------------------
                                             Three Months    Nine Months     Three Months    Nine Months
                                                Ended           Ended           Ended           Ended
                                             ------------    -----------     ------------    -----------

Revenues                                        100.0%          100.0%          100.0%          100.0%
Gross profit                                     19.4            18.2            18.9            19.1
Selling, general and administrative
  expenses                                       13.8            13.7            14.5            13.9
Interest expense, net                              --              --              .3              .3
Earnings from operations before income
  taxes                                           5.6             4.4             4.1             4.9
Net earnings                                      3.6             2.9             2.9             3.4


Revenues for the quarter ended July 31, 2000, were up 5.6 percent to $54,470,000 from $51,612,000 in the third quarter of last year. Revenues increased in both the Switchgear and Bus Duct business segments due to recovery in electric power generation markets. Switchgear and Bus Duct sales represented 69.7 percent and
10.7 percent, respectively, of total revenues for the three months ended July 31, 2000, and 70.7 percent and 9.7 percent, respectively, to the three months ended July 31, 1999. Revenues for the nine-months ended July 31, 2000, were down
1.1 percent to $160,376,000 from $162,077,000 for the same nine-month period of last year. The decrease in revenues was mainly in the international markets, primarily consisting of sales decreases from the Switchgear business segment, offset, in part, by an increase in the Bus Duct business segment. Switchgear and Bus Duct sales represented 71.5 percent and 14.4 percent, respectively, of total revenues for the nine months ended July 31, 2000, and 73.0 percent and 12.8 percent, respectively, for the nine months ended July 31, 1999.

Gross profit, as a percentage of revenues, was 19.4 percent and 18.9 percent for the quarters ended July 31, 2000 and 1999, respectively. The increase in the gross profit for the three-month period was due mainly to improvements in product mix in the Bus Duct segment. Gross profit, as a percentage of revenues, was 18.2 percent and 19.1 percent for the nine-months ended July 31, 2000 and 1999, respectively. The lower percentages in 2000 were mainly due to the decline in volume of the Switchgear business segment and lower prices from the domestic industrial markets and due to changes in scope in two major contracts in the Process Control Systems segment.

Selling, general and administrative expenses as a percentage of revenues were
13.8 percent and 14.5 percent for the quarters ended July 31, 2000 and 1999, respectively. Selling, general and administrative expenses as a percentage of revenues were 13.7 percent and 13.9 percent for the nine-months ended July 31, 2000 and 1999, respectively. The lower percentages related to the quarter and nine month period were due to decreases in legal and professional expenses.

Interest expense (income), net. The following schedule shows the amounts for interest expense and income:

                            July 31, 2000                      July 31, 1999
                    Three Months       Nine Months      Three Month       Nine Months
                        Ended             Ended            Ended             Ended
                    ------------      ------------      ------------      ------------
Expense .......     $    193,000      $    491,000      $    214,000      $    643,000
Income ........         (179,000)         (548,000)          (78,000)         (234,000)
                    ------------      ------------      ------------      ------------
Net ...........     $     14,000      $    (57,000)     $    136,000      $    409,000
                    ============      ============      ============      ============

Sources of interest expense in fiscal year 2000 and 1999 were primarily bank notes payable at rates between 5.2 percent and 7.0 percent. Sources of interest income were notes receivable and short-term investment of available funds at various rates between 4.0 percent and 7.0 percent.

Income tax provision. The effective tax rate on earnings was 35.4 percent and
29.0 percent for the quarters ended July 31, 2000 and 1999, respectively. The effective tax rate on earnings was 34.4 percent and 31.3 percent for the nine-months ended July 31, 2000 and 1999, respectively. The increases were primarily due to lower estimated foreign sales corporation credits compared to the prior year.

Net Earnings were $1,978,000 or $.19 per diluted share for the third quarter of fiscal 2000, an increase from $1,513,000 or $.14 per diluted share for the same period last year. The increase was mainly due to higher gross margins in the Bus Duct business segment. Net Earnings were $4,711,000 or $.45 per diluted share for the first nine-months of fiscal 2000, a decrease from $5,510,000 or $.52 per diluted share for the same period last year. The decrease was mainly due to lower gross margins in the Switchgear business segment and the cost of changes in scope in two major contracts in the Process Control System segment.

Backlog at July 31, 2000 was $152,986,000 compared to $160,588,000 and
$156,143,000 at April 30, 2000 and October 31, 1999, respectively, a decrease of $7,602,000 for three months and a decrease of $3,157,000 for nine months. All business segments experienced decreases during the quarter with the exception of a slight increase in the Bus Duct segment. Backlog by product group at July 31, 2000, April 30, 2000, and October 31, 1999 was as follows (in thousands of dollars):

                           July        April       October
                           2000        2000          1999
                         --------     --------     --------
Switchgear .........     $ 96,105     $106,559     $105,116
Bus Duct ...........       25,281       22,661       17,412
Process Control ....       31,600       31,368       33,615
                         --------     --------     --------
Total ..............     $152,986     $160,588     $156,143
                         ========     ========     ========


LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999, the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with three years remaining. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial performance ratios. As of July 31, 2000, the Company had no borrowings outstanding under this revolving line of credit.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures, which are significant to management:

                                       July 31,       October 31,
                                         2000            1999
                                     -----------     ------------
Working Capital                      $61,215,000      $59,782,000
Current Ratio                          3.05 to 1        3.13 to 1
Long-term Debt to Capitalization         .1 to 1          .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at July 31, 2000, compared to October 31, 1999, is due mainly to an increase in costs and estimated earnings in excess of billings.

Cash and cash equivalents decreased by $4,834,000 during the nine months ended July 31, 2000. The primary use of cash during this period was due to the increases in costs and estimated earnings in excess of billings and inventories. The decrease in net borrowings for the quarter was the result of a quarterly payment on the bank loan.

The Company has a stock repurchase plan under which the Company is authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 458,000 shares of its common stock at an aggregate cost of approximately $4,139,000 through July 31, 2000. Repurchased shares are added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan.

The Company's fiscal 2000 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company believes it will be able to satisfy its capital requirements and operating needs over the next twelve months primarily with funds available in cash and cash equivalents of $5,812,000, funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

Forward-Looking Statement

Any forward-looking statements in the preceding paragraphs of this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relations problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

Part 1
     Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable, the short-term note payable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $659,000 at July 31, 2000 and $852,000 at October 31, 1999, respectively.

At July 31, 2000 the Company had $7,500,000 in borrowings subject to an interest rate swap at a rate of 5.20 percent through September 30, 2003. The 5.20 percent rate is currently approximately 1.58 percent below market and should represent approximately $100,000 of reduced interest expense for fiscal year 2000 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at July 31, 2000 is $281,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreement requires that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on July 31, 2000 was 6.78 percent.

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





POWELL INDUSTRIES, INC.
Registrant



September 13, 2000                  /s/ THOMAS W. POWELL
------------------                  --------------------------------------------
Date                                Thomas W. Powell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




September 13, 2000                  /s/ J.F. AHART
------------------                  --------------------------------------------
Date                                J.F. Ahart
                                    Vice President,
                                    Secretary-Treasurer
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.0          Financial Data Schedule