Form 10-K405
period 2000-10-31
POWELL INDUSTRIES INC
filed 2001-01-29
CIK 80420

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    --------------------

COMMISSION FILE NUMBER 0-6050

                              --------------------

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

                                    Yes [X]  No [ ]

         Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,788,066 as of January 23, 2001. The number of shares of the Company's Common Stock outstanding on that date was 10,321,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2001 annual meeting of stockholders to be filed not later than 120 days after October 31, 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977.

         The Company sells, designs, develops, manufactures, packages and services systems and equipment for the distribution, control and management of electrical energy and other dynamic processes. The Company's offices are located in Houston, Texas with plants located in Houston, Greenville and Jacinto Port, Texas; Elyria and North Canton, Ohio; Franklin Park, Illinois; Pleasanton and Watsonville, California; and Duluth and Norcross, Georgia. Most of the products manufactured by the Company are made pursuant to specifications required for a particular order.

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

         The principal products are switchgear and related equipment, bus duct and process control systems. Primarily refineries, petrochemical plants, utilities, paper mills, offshore platforms, commuter railways, vehicular transportation and numerous other industrial, commercial and governmental facilities utilize these products and services. A brief description of each of the major products follows:

                  Switchgear and other related equipment: Switchgear is defined as free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment as well as customized portable buildings to house switchgear and related equipment (PCR(R)). Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers. During the fiscal years ended October 31, 2000, 1999 and 1998, sales and service of switchgear and other related equipment accounted for 72%,71% and 77%, respectively, of consolidated revenues of the Company.

                  Bus Duct: Bus duct consists of insulated power conductors housed in a metal enclosure. Individual pieces of bus duct are arranged in whatever physical configuration may be required to distribute electrical power to or from a generator, transformer, switching device or other electrical apparatus. The Company can provide the nonsegregated phase, segregated phase and isolated phase styles of bus duct with numerous amperage and voltage ratings. Sales of bus duct accounted for 14%, 13% and 12% of consolidated revenues for fiscal years 2000, 1999 and 1998, respectively.

                  Process Control Systems: The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the transportation, environmental and utilities industries. During the fiscal years ended October 31, 2000, 1999 and 1998, sales of process control systems accounted for 13%, 16% and 11%, respectively, of consolidated revenues of the Company.

         See Note O of the Notes to Consolidated Financial Statements for certain financial information regarding these product segments.

SUPPLIERS

         All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers. The Company has three principal suppliers of components and anticipates no difficulty in obtaining its components in sufficient quantities to support its manufacturing and assembly operations.

METHODS OF DISTRIBUTION AND CUSTOMERS

         The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 2000, 1999 or 1998. Export revenues were $44,421,000, $70,373,000 and
$85,448,000 in fiscal years 2000, 1999 and 1998, respectively. See Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these revenues were recorded.

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

EMPLOYEES

         At October 31, 2000, the Company employed 1,314 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

         The Company's backlog of orders was $155,850,000 and $156,143,000 at October 31, 2000 and 1999, respectively, and the percentage of its 2000 year end backlog that it does not expect to fill in fiscal year 2001 is 19%. Orders included in the backlog are represented by purchase orders which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended October 31, 2000, 1999 and 1998, the Company spent approximately $2,920,000, $3,031,000 and $2,693,000 respectively, on research and development programs.

ITEM 2.  PROPERTIES

         The following table sets forth information about the Company's principal facilities at October 31, 2000.

                                                                       Square
                                                                       Footage
                                                                         of
                  Location                                  Acres    Facilities                    Occupancy
                  --------                                  -----    ----------                    ---------
         Owned:
             Franklin Park, IL                               2.0       64,000       Delta-Unibus Corp. (Delta)
             Greenville, TX                                 19.0      109,000       Powell-ESCO Company (Esco)
             Houston, TX                                    26.2      421,000       Powell Electrical Manufacturing Co. (PEMCO)
             Jacinto Port, TX                               42.0        9,600       PEMCO-Offshore Division
             North Canton, OH                                8.0       48,000       PEMCO-North Canton Division
             Elyria, OH                                      8.6       64,000       Unibus, Inc. (Unibus)

         Leased:
             Pleasanton, CA                                            39,100       Transdyn Controls, Inc. and Powell Power
                                                                                       Electronics Company, Inc. (PPECO)
             Watsonville, CA                                            9,600       PPECO
             Duluth, GA                                                29,700       Transdyn Controls, Inc.
             Norcross, GA                                              19,200       Transdyn Controls, Inc.

ITEM 3. LEGAL PROCEEDINGS

             The Company is a party to legal and other disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             As of October 31, 2000, there were approximately 759 holders of record of Powell Industries, Inc. common stock, which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

             Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                   High            Low            Last        Daily Volume
                                                                   ----            ---            ----        ------------
         1999
              First Quarter                                       $12.75          $8.63          $10.75           9,559
              Second Quarter                                       11.00           8.50            8.81           9,429
              Third Quarter                                        10.38           8.38            8.75          12,754
              Fourth Quarter                                        9.13           7.63            7.63          14,547

          2000
              First Quarter                                        $8.38          $4.63           $6.88          37,863
              Second Quarter                                       10.50           6.88            8.91          19,527
              Third Quarter                                        10.19           7.25            8.38          13,883
              Fourth Quarter                                       13.31           7.88           10.94          13,400


         The Company has paid no dividends on its common stock during the last three years and anticipates that it will not do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data for fiscal years 2000, 1999, and 1998 has been derived from consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The following data for fiscal years 1997 and 1996 has been derived from consolidated financial statements audited by Arthur Andersen LLP, which do not appear in this report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Years Ended October 31,                            2000              1999             1998              1997             1996
---------------------------                        ----              ----             -----             ----             ----
Statements of operations data:
   Revenues                                     $223,019,000     $212,531,000     $212,733,000      $191,651,000     $170,123,000
   Earnings from continuing operations             7,061,000        7,127,000       11,465,000        12,629,000       10,758,000
   Loss from discontinued operations
     (net of income taxes)                             ---              ---         (4,800,000)            ---         (5,998,000)
                                                ------------     ------------     ------------      ------------     ------------
Net earnings                                    $  7,061,000     $  7,127,000     $  6,665,000      $ 12,629,000     $  4,760,000
                                                ============     ============     ============      ============     ============
Net earnings per common share:
   Continuing operations
      Basic:                                    $        .68     $        .67     $       1.08      $       1.19     $       1.02
      Diluted:                                           .67              .66             1.07              1.17             1.00
   Discontinued operations
      Basic:                                         ---               ---                (.45)            ---               (.57)
      Diluted:                                       ---               ---                (.45)            ---               (.56)
Net earnings per common share:
      Basic:                                             .68              .67              .63              1.19              .45
      Diluted:                                           .67              .66              .62              1.17              .44
Weighted average number of common
  shares outstanding                              10,451,000       10,665,000       10,644,000        10,622,000       10,567,000
Weighted average number of common and
 common equivalent shares outstanding             10,530,000       10,777,000       10,743,000        10,808,000       10,765,000
Balance Sheet Data:
   Working capital                              $ 63,508,000     $ 59,782,000     $ 58,826,000      $ 51,769,000    $  46,505,000
   Total assets                                  137,926,000      127,531,000      127,131,000       122,867,000       99,523,000
   Long-term debt                                  5,714,000        7,143,000       11,571,000         6,000,000             ---
   Stockholders' equity                           94,087,000       90,772,000       83,336,000        76,307,000       63,225,000

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

         Any forward-looking statements made by or on behalf of the Company are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, the following:

         o Difficulties in scheduling which could arise from the inability to obtain materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations,

         o Difficulties in scheduling which could arise from significant customer-directed shipment delay,

         o    Significant decreases in the Company's backlog,

         o Unforeseen political or economic problems in countries to which the Company exports its products,

         o    Unforeseen material employee relations problems,

         o Problems in the quality, the design, the production methods or pricing of its products,

         o Unfavorable material litigation or claims made against the Company, and

         o    Changes in general market conditions, competition and pricing.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                                                                 YEARS ENDED OCTOBER 31,
                                                                                           2000           1999            1998
                                                                                           ----           ----           -----
     Revenues.......................................................................       100.0%         100.0%        100.0%
     Gross profit...................................................................        18.2           18.9          22.5
     Selling, general and administrative expenses...................................        13.5           13.8          14.5
     Interest (income) expense, net.................................................       ---               .2            .1
     Earnings from continuing operations............................................         3.2            3.4           5.4
     Loss from discontinued operations..............................................       ---            ---            (2.3)
     Net earnings...................................................................         3.2            3.4           3.1

   Revenues

         The Company reported revenues of $223,019,000, $212,531,000 and $212,733,000 in fiscal years 2000, 1999 and 1998, respectively. Revenues increased 5% in fiscal year 2000 as compared to fiscal year 1999. Revenues were higher in the switchgear products and bus duct segments in fiscal 2000, which was partially offset by lower revenues from the process control segment. Revenues were flat in fiscal year 1999 when compared to fiscal year 1998 due to higher revenues from the process control and bus duct segments which was fully offset by lower revenues from the switchgear product segment.

         Export revenues were a declining but still an important component of the Company's operations, accounting for 20%, 33% and 40% of consolidated revenues in fiscal years 2000, 1999 and 1998, respectively. A schedule is provided in Note I of the Notes to Consolidated Financial Statements showing the geographic areas in which these sales were made. This schedule shows the reduction in international revenues in 2000 to be mainly from the Middle Eastern and African countries. Management anticipates that consolidated revenues will increase in fiscal 2001 and that export revenues will continue to contribute approximately 20% to 30% of consolidated revenues.

   Gross profit

         Gross profit, as a percentage of revenues, was 18.2%, 18.9%, and 22.5% in fiscal years 2000, 1999 and 1998, respectively. The decrease in 2000 from 1999 was due mainly to unfavorable inventory adjustment at one of our switchgear operations and additional costs on a major project at our process control segment. The decrease in 1999 from 1998 was due mainly to lower switchgear product segment prices and volumes. The Company continues to implement lean manufacturing initiatives to respond to the competitive markets it serves.

   Selling, general and administrative expenses

         Selling, general and administrative expenses as a percentage of revenues were 13.5%, 13.8%, and 14.5% for fiscal years 2000, 1999 and 1998, respectively. The decrease in fiscal year 2000 as a percentage of revenues, was due to controlling of expenses as revenues increased in 2000. The reduction in 1999 compared to 1998 was due mainly to lower incentives and bonus expense payments offset somewhat by higher research and development costs.

   Interest (income) expense, net

         The following schedule shows the amounts of interest expense and income:

                                                                                          2000           1999          1998
                                                                                          ----          -----          ----
           Interest expense.........................................................       639           $774          $558
           Interest income..........................................................      (683)          (413)         (319)
                                                                                          ----           ----          ----
           Net interest.............................................................      $(44)          $361          $239
                                                                                          ====           ====          ====

         Sources of interest expense were related to bank notes in fiscal years 2000, 1999 and 1998 bearing interest at approximately 6%.

         Sources of interest income were related to a note receivable and to short-term investments of available funds at various rates between 4% and 7%.

   Income tax provision

         The effective income tax rate on earnings from continuing operations before income taxes was 35.1%, 31.8%, and 31.5% for fiscal years 2000, 1999 and 1998, respectively. The effective income tax rates are slightly above the statutory rate for 2000 due primarily to state income taxes, but lower than the statutory rate in 1999 and 1998 due primarily to foreign sales corporation credits.

   Earnings from continuing operations

         Earnings from continuing operations recorded in fiscal year 2000 were $7,061,000 or $.67 per diluted share. This represented a one percent decrease in earnings compared to fiscal year 1999 earnings. The decrease was due mainly to an unfavorable inventory adjustment at one of our switchgear operations and additional costs on a major project at our process control segment offset by increased volumes at the switchgear and bus duct segments. Earnings from continuing operations recorded in fiscal year 1999 were $7,127,000 or $.66 per diluted share, a decrease of 38% compared to earnings from continuing operations of $11,465,000 or $1.07 per diluted share in fiscal year 1998. This decrease was primarily due to reduced revenues and lower margins from the switchgear segment, which was the result of lower prices.

   Discontinued operations

     See Note M to Notes to Consolidated Financial Statements for discussion of the operations that were discontinued in fiscal year 1998.

   Net earnings

         Net earnings were $7,061,000 or $.67 per diluted share in fiscal year 2000 compared to $7,127,000 or $.66 per diluted share and $6,665,000 or $.62 per diluted share in fiscal years 1999 and 1998, respectively. The losses from discontinued operations, referred to in the previous paragraph, resulted in higher net earnings in fiscal year 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term loan has a maturity of five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The proceeds of the term loan were used to pay the Settlement Agreement discussed in Note M to the Consolidated Financial Statements and to pay down the revolving line of credit. As of October 31, 2000, the Company had no borrowings outstanding under this revolving line of credit.

         The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the liquidity measures which management believes to be significant.

                                                                                          2000           1999          1998
                                                                                          ----           ----         -----
         Working capital............................................................  $63,508,000     $59,782,000    $58,826,000
         Current ratio..............................................................    2.75 to 1       3.13 to 1      2.95 to 1
         Debt to total capitalization...............................................      .1 to 1         .1 to 1        .1 to 1

         Management believes that the Company continues to maintain a strong liquidity position. The change in working capital in fiscal 2000 compared to 1999 was only $3,726,000. However, during 2000 there were large increases in accounts receivable and in costs and estimated earnings in excess of billings partially offset by an increase in accounts payable. These increases resulted in a large decrease in cash and cash equivalents. The minimal increase in working capital at October 31, 1999, as compared to October 31, 1998 is due mainly to large reductions in costs and estimated earnings in excess of billings, and inventories, offset particularly by a reduction in accounts payable.

         Operating cash flows of $426,000 for fiscal 2000 were significantly lower than operating cash flow amounts in the previous year due to the build up of accounts receivable and costs in excess of billings because of sales volume increases in the fourth quarter of 2000. Operating cash flows were $18,505,000 in fiscal 1999. The increase in operating cash flows in fiscal year 1999 compared to fiscal 1998 was due to the decreases in costs and estimated earnings in excess of billings, accounts receivable, and inventories which was partially offset by decreases in accounts payable and accrued liabilities.

         Capital expenditures totaled $2,648,000 during fiscal year 2000 compared to $5,156,000 during fiscal year 1999. The major expenditures in 2000 were for the purchase of machinery and equipment. During fiscal year 1999 the majority of the capital expenditures were for the purchase of a facility in North Canton, Ohio and for machinery and equipment. Management expects the Company's capital expenditures program to be approximately $4,500,000 in fiscal year 2001, primarily for additions and replacement of machinery and equipment.

         The Company announced in December 1999 that authorization had been given by the Board of Directors to repurchase up to $5,000,000 of its outstanding common stock, subject to market conditions. Pursuant to this plan, the Company repurchased 505,400 shares of its common stock at an aggregate cost of approximately $4,669,000 through October 31, 2000. Repurchased shares are added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan.

         The Company's fiscal year 2000 asset management program will continue to focus on the reduction of accounts receivable days outstanding and reduction in inventories. Management believes that the cash and cash equivalents of $2,114,000 at October 31, 2000, along with funds generated from operating activities and funds available through borrowings from the revolving line of credit will be sufficient to meet the capital requirements and operating needs of the Company for at least the next twelve months.

EFFECTS OF INFLATION AND RECESSION

         During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimizes the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should remain in 2001 at approximately the same level as 2000 and the Company does not anticipate significant increases in inflation in the immediate future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $505,000 at October 31, 2000 and $852,000 at October 31, 1999, respectively.

         The interest rate swap agreement, which is used by the Company in the management of interest rate exposure is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as adjustments to interest expense in the periods in which they occur.

         At October 31, 2000 the Company had $7,143,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 1.5% below market and should represent approximately $85,000 of reduced interest expense for fiscal year 2001 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at October 31, 2000 is $192,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2000 was 6.76%.

         In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company adopted SFAS No. 133, as amended, on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                      Page
                                                                                                                ----
     Financial Statements:
         Report of Independent Public Accountants........................................................        10
         Consolidated Balance Sheets as of October 31, 2000 and 1999.....................................        11
         Consolidated Statements of Operations for the three years ended October 31, 2000................        12
         Consolidated Statements of Stockholders' Equity for the
            three years ended October 31, 2000...........................................................        13
         Consolidated Statements of Cash Flows for the three years ended October 31, 2000................        14
         Notes to Consolidated Financial Statements......................................................       15-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Powell Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powell Industries, Inc. and subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
November 29, 2000

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                               OCTOBER 31,
                                                                                                        -----------------------
                                                                                                        2000               1999
                                                                                                        ----               ----
                                                            ASSETS
Current Assets:
     Cash and cash equivalents...................................................................    $  2,114            $10,646
     Accounts receivable, less allowance for doubtful accounts of
         $505 and $852, respectively.............................................................      54,205             43,003
     Costs and estimated earnings in excess of billings..........................................      24,292             16,191
     Inventories.................................................................................      17,523             15,173
     Deferred income taxes.......................................................................       ---                1,028
     Income taxes receivable.....................................................................       1,012            ---
     Prepaid expenses and other current assets...................................................         827              1,795
                                                                                                     --------           --------
         Total Current Assets....................................................................      99,973             87,836
Property, plant and equipment, net...............................................................      31,383             33,286
Deferred income taxes............................................................................       1,419              1,316
Other assets.....................................................................................       5,151              5,093
                                                                                                     --------           --------
         Total Assets............................................................................    $137,926           $127,531
                                                                                                     ========           ========


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and income taxes payable...........................................................    $ 16,373           $  9,911
     Accrued salaries, bonuses and commissions...................................................       6,736              5,447
     Accrued product warranty....................................................................       1,316              1,335
     Other accrued expenses......................................................................       5,296              4,727
     Billings in excess of costs and estimated earnings..........................................       5,315              4,205
     Current maturities of long-term debt........................................................       1,429              2,429
                                                                                                     --------           --------
         Total Current Liabilities...............................................................      36,465             28,054
Long-term debt, net of current maturities........................................................       5,714              7,143
Deferred compensation expense....................................................................       1,241              1,127
Postretirement benefits liability................................................................         419                435
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,821,000 and
         10,675,000 shares issued, respectively..................................................         108                107
     Additional paid-in capital..................................................................       6,830              6,043
     Retained earnings...........................................................................      94,425             87,364
     Treasury stock, 505,400 shares and -0- shares respectively, at cost.........................      (4,669)            ---
     Deferred compensation-ESOP..................................................................      (2,607)            (2,742)
                                                                                                     --------           --------
         Total Stockholders' Equity..............................................................      94,087             90,772
                                                                                                     --------           --------
         Total Liabilities and Stockholders' Equity..............................................    $137,926           $127,531
                                                                                                     ========           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    YEARS ENDED OCTOBER 31,
                                                                                           -------------------------------------
                                                                                           2000            1999             1998
                                                                                           ----            ----             ----
Revenues                                                                               $  223,019        $ 212,531       $212,733
Cost of goods sold                                                                        182,340          172,353        164,944
                                                                                       ----------        ---------       --------
Gross profit                                                                               40,679           40,178         47,789
Selling, general & administrative expenses                                                 29,841           29,354         30,805
                                                                                       ----------        ---------       --------
Earnings from continuing operations before
  interest and income taxes                                                                10,838           10,824         16,984
Interest expense (income), net                                                                (44)             361            239
                                                                                       ----------        ---------       --------
Earnings from continuing operations before
  income taxes                                                                             10,882           10,463         16,745
Income tax provision                                                                        3,821            3,336          5,280
                                                                                       ----------        ---------       --------
Earnings from continuing operations                                                         7,061            7,127         11,465
Loss from discontinued operations,
  net of income taxes                                                                      ---               ---           (4,800)
                                                                                       ----------        ---------       --------
Net earnings                                                                           $    7,061        $   7,127       $  6,665
                                                                                       ==========        =========       ========
Earnings (loss) per common share:
     Continuing operations:
          Basic                                                                        $      .68        $     .67       $   1.08
          Diluted                                                                             .67              .66           1.07
     Discontinued operations:
          Basic                                                                        $      ---        $     ---       $   (.45)
          Diluted                                                                             ---              ---           (.45)
     Net earnings:
          Basic                                                                        $      .68        $     .67       $    .63
          Diluted                                                                             .67              .66            .62
Weighted average number of common
   shares outstanding                                                                      10,451           10,665         10,644
Weighted average number of common and common
  equivalent shares outstanding                                                            10,530           10,777         10,743



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                COMMON STOCK         ADDITIONAL                                DEFERRED
                                            -------------------        PAID-IN      RETAINED     TREASURY    COMPENSATION
                                            SHARES       AMOUNT        CAPITAL      EARNINGS       STOCK         ESOP         TOTAL
                                            ------       ------        -------      --------       -----         ----         -----
Balance, October 31, 1997.................   10,643       $  106        $5,782        $73,572                   $(3,153)    $76,307
   Net earnings...........................                                              6,665                                 6,665
   Amortization of deferred
     compensation-ESOP....................                                                                          226         226
   Exercise of stock options..............       16            1           137                                                  138
                                             ------       ------        ------        -------     --------      -------     -------

Balance, October 31, 1998.................   10,659          107         5,919         80,237                    (2,927)     83,336
   Net earnings...........................                                              7,127                                 7,127
   Amortization of deferred
     compensation-ESOP....................                                                                          185         185
   Exercise of stock options..............       16         ---            124                                                  124
                                             ------       ------        ------        -------     --------      -------     -------

Balance, October 31, 1999.................   10,675          107         6,043         87,364                    (2,742)     90,772
   Net earnings...........................                                              7,061                                 7,061
   Amortization of deferred
     compensation-ESOP....................                                                                          135         135
   Exercise of stock options..............      146            1           787                                                  788
   Purchases of Treasury Stock............     (505)                                               (4,669)                   (4,669)
                                             ------       ------        ------        -------     -------       -------     -------

Balance, October 31, 2000.................   10,316       $  108        $6,830        $94,425     $(4,669)      $(2,607)    $94,087
                                             ======       ======        ======        =======     =======       ========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED OCTOBER 31,
                                                                                           ----------------------------------
                                                                                           2000           1999           1998
                                                                                           ----           ----           ----
Operating Activities:
     Net earnings....................................................................     $7,061         $7,127          $6,665
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization...............................................      4,669          4,420           4,070
         Deferred income tax provision (benefit).....................................      1,166           (802)            861
         Postretirement benefits liability...........................................        (16)          (410)           (387)
         Changes in operating assets and liabilities:
              Accounts receivable, net...............................................    (11,202)         1,252           6,136
              Costs and estimated earnings in excess of billings.....................     (8,101)         8,592          (5,797)
              Inventories............................................................     (2,350)         1,111          (2,681)
              Prepaid expenses and other current assets..............................        968           (354)          1,153
              Other assets...........................................................       (177)          (364)           (291)
              Accounts payable and income taxes payable or receivable................      5,450         (1,238)            571
              Accrued liabilities....................................................      1,598         (1,315)         (2,491)
              Billings in excess of costs and estimated earnings.....................      1,110            360          (7,111)
              Deferred compensation expense..........................................        250            126             285
                                                                                         -------            ---          ------
                  Net cash provided by operating activities..........................        426         18,505             983
                                                                                         -------         ------          ------
Investing Activities:
     Purchases of property, plant and equipment......................................     (2,648)        (5,156)         (9,739)
                                                                                         -------         ------          ------
                  Net cash used in investing activities..............................     (2,648)        (5,156)         (9,739)
                                                                                         -------         ------          ------
Financing Activities:
     Borrowings of long-term debt....................................................     ---            17,500          21,786
     Payments of long-term debt......................................................     (2,429)       (20,928)        (14,785)
     Payments to reaquire common stock...............................................     (4,669)         ---             ---
     Exercise of stock options.......................................................        788            124             137
                                                                                         -------        -------          ------
                  Net cash provided by (used in) financing activities................     (6,310)        (3,304)          7,138
                                                                                         -------        -------          ------
Net increase (decrease) in cash and cash equivalents.................................     (8,532)        10,045          (1,618)
Cash and cash equivalents at beginning of year.......................................     10,646            601           2,219
                                                                                         -------        -------          ------
Cash and cash equivalents at end of year.............................................    $ 2,114        $10,646          $  601
                                                                                         =======        =======          ======

Supplemental disclosures of cash flow information:
     Cash paid for interest..........................................................    $   638        $   813          $  502
                                                                                         =======        =======          ======
     Cash paid for income taxes......................................................    $ 3,200        $ 2,450          $2,039
                                                                                         =======        =======          ======

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

         Powell Industries, Inc. designs, manufactures and packages systems and equipment for the control, distribution and management of electrical energy and other dynamic processes. Headquartered in Houston, Powell operates five subsidiaires and provides products and services to large industrial customers such as oil and gas producers, refineries, petrochemical plants, pulp and paper producers, mining operations, commuter railways and vehicular transportation facilities, as well as public and private utilities.

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

     Accounts Receivable

         The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 2000 and 1999 include $5,948,000 and $5,653,000, respectively, due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $4,203,000 of the retained amount at October 31, 2000 is expected to be billed subsequent to October 31, 2001.

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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Amortization of Intangibles

         Included in other assets are net intangible assets totaling $1,678,000 and $1,915,000 at October 31, 2000 and 1999, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible assets totaled $1,966,000 and $1,954,000 at October 31, 2000 and 1999, respectively. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

     Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of property, plant and equipment or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

     Revenue Recognition

         Revenues from product sales are recognized upon transfer of title at the time of shipment (FOB shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured. Contract revenues are recognized on a percentage-of- completion basis primarily using labor dollars or hours incurred to date in relation to estimated total labor dollars or hours of the contracts to measure the stage of completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and depreciation costs. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which they become evident.

     Warranties

         The Company provides for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.

     Research and Development Expense

         Research and development costs are charged to expense as incurred. Such amounts were $2,920,000, $3,031,000, and $2,693,000 in fiscal years 2000, 1999 and 1998, respectively.

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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Income Taxes

         The Company accounts for income taxes using SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

     New Accounting Standards

         In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company adopted SFAS No. 133, as amended, on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income.

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB101). The staff has deferred the implementation date of SAB101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB101 does not supersede any existing authoritative literature. Management has revived the staff's views presented in SAB101 and does not believe the adoption of SAB101 will have a material impact on the financial position or results of operations of the Company.

C.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share date):

                                                                                                    Years Ended October 31,
                                                                                            -------------------------------------
                                                                                             2000           1999            1998
                                                                                             ----           ----            ----
       Numerator:
          Numerator for basic and diluted earnings per share-earnings from
           continuing operations available to common stockholders.....................       $7,061        $  7,127        $11,465
                                                                                             ======        ========        =======
       Denominator:
          Denominator for basic earnings per share-
              weighted-average shares.................................................       10,451          10,665         10,644
          Effect of dilutive securities-
              Employee stock options..................................................           79             112             99
                                                                                             ------        --------        -------
          Denominator for diluted earnings per share-adjusted
              weighted-average shares with assumed conversions........................       10,530          10,777         10,743
                                                                                             ======          ======         ======
          Basic earnings per share....................................................      $   .68         $   .67        $  1.08
                                                                                            =======         =======        =======
          Diluted earnings per share..................................................      $   .67         $   .66        $  1.07
                                                                                            =======        ========        =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

D.     INVENTORIES

          The components of inventories are summarized below (in thousands):

                                                                                                     October 31,
                                                                                                ---------------------
                                                                                                2000             1999
                                                                                                ----            -----
            Raw materials, parts and subassemblies........................................    $11,162         $ 9,058
            Work-in-process...............................................................      6,361           6,115
                                                                                              -------         -------
                Total inventories.........................................................    $17,523         $15,173
                                                                                              =======         =======

E.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized below (in thousands):

                                                                                   October 31,
                                                                              ---------------------            Range of
                                                                              2000             1999           Asset Lives
                                                                              ----             ----           -----------
           Land .......................................................      $3,193         $ 3,193               ----
           Buildings and improvements..................................      30,640          30,638           3-39  Years
           Machinery and equipment.....................................      29,001          30,409           3-15  Years
           Furniture and fixtures......................................       3,690           4,464           3-10  Years
           Construction in progress....................................       1,141           1,035               ----
                                                                            -------           -----
                                                                             67,665           69,739
           Less-accumulated depreciation...............................     (36,282)         (36,453)
                                                                            -------          -------
                Total property, plant and equipment, net...............     $31,383          $33,286
                                                                            =======          =======

F.   EMPLOYEE BENEFIT PLANS

         The Company has a defined employee contribution 401(k) plan for substantially all of its employees. The Company matches 50% of employee contributions up to an employee contribution of six percent of their salary. The Company recognized expenses of $1,098,000, $1,040,000, and $934,000 in fiscal years 2000, 1999 and 1998, respectively, under this plan.

         Two long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

         The Company has established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP initially purchased 793,525 shares of the Company's common stock from a major stockholder. At October 31, 2000 and 1999 there were 679,637 and 697,712 shares in the trust with 259,772 and 230,342 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424,000 per year including interest at 7 percent. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. The compensation expense for fiscal years 2000, 1999 and 1998 was $135,000, $185,000, and $226,000, respectively.
The receivable from the ESOP is recorded as a reduction from stockholders' equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In November 1992, the Company established a plan for each subsidiary to extend to retirees health benefits which are available to active employees under the Company's existing health plans. Participants became eligible for retiree health care benefits when they retired from active service at age 55 with ten years of service. Generally, the health plans paid a stated percentage of medical and dental expenses reduced for any deductible and co-payment. These plans were unfunded. Medical coverage may be continued by the retired employee up to age 65 at the average cost to the Company of active employees. At the age of 65, when the employee became eligible for Medicare, the benefits provided by the Company were to be reduced by the amount provided by Medicare and the cost to the retired employee would be reduced to 50 percent of the average cost to the Company of active employees.

         In 1994, the Company modified its postretirement benefits to provide retiree healthcare benefits to only current retirees and active employees who were eligible to retire by December 31, 1999. Participants eligible for such benefits were required to pay between 20 percent and 100 percent of the Company's average cost of benefits based on years of service. In addition, benefits would end upon the employee's attainment of age 65. The effect of these modifications significantly reduced the Company's postretirement benefits cost and accumulated benefits obligation.

         In 2000, the Company again modified its postretirement benefits to provide retiree healthcare benefits to current retirees and active employees who were eligible to retire after December 31, 1999. The retired employee's cost of the optional retiree coverage under the plan is based on the full COBRA cost of that coverage, reduced by a fixed dollar amount for each additional service year in excess of ten (10) service years.

         The following table illustrates the components of net periodic benefits expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

                                                                                                             October 31,
                                                                                                ---------------------------------
                                                                                                2000            1999         1998
                                                                                                ----            ----         ----
         Components of net periodic postretirement benefits expense (income):
              Service cost................................................................       $16              $1          $4
              Interest cost...............................................................        27              25          36
              Prior service cost .........................................................       (40)           (318)       (318)
              Net (gain)/loss recognized..................................................       (14)            (77)         (7)
                                                                                                ----             ---       -----
              Net periodic postretirment benefits expense (income)........................      $(11)          $(369)      $(285)
                                                                                                ====           =====       =====

         Funded Status:
              Retirees....................................................................       $51            $166        $228
              Fully eligible active participants..........................................       420             234         316
              Other actual participants...................................................       ---             ---          25
                                                                                                ----            ----       -----
              Accumulated postretirement benefits obligation..............................       471             400         569
              Less unrecognized balances:
              Prior service cost..........................................................       161             (53)       (370)
              Net actuarial (gain)/loss...................................................      (109)             18          94
                                                                                                ----            ----        ----
                Net amount recognized.....................................................      $419            $435        $845
                                                                                                ====            ====        ====

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Changes in accumulated postretirement benefits obligation:
              Balance at beginning of year................................................      $400            $569        $659
              Service cost................................................................        16               1           4
              Interest cost...............................................................        27              25          36
              (Gain)/Loss due to plan change..............................................       174            ----        ----
              Actuarial (gain)/loss.......................................................      (141)           (155)        (37)
              Benefits paid...............................................................        (5)            (40)        (93)
                                                                                                ----            ----       -----
              Balance at end of year......................................................      $471            $400        $569
                                                                                                ====            ====        ====
              Fair value of plan assets...................................................      $---            $---        $---
                                                                                                =====           ====        ====

         Weighted average assumptions as of October 31, 2000 (in thousands):

                                                                                                2000            1999
                                                                                                ----            ----
          Discount rate...................................................................        7%              6%
          Expected return on plan assets..................................................       N/A             N/A
          Rate of compensation increase...................................................       N/A             N/A


       The assumed health care cost trend measuring the accumulated postretirmenet benefits obligation was 6% in both fiscal years 2000 and 1999. The trend is expected to remain at 6% for fiscal year 2000 and later. If the health care trend rate assumptions were increased by 1% as of October 31, 2000, there would be no effect of this change on the accumulated postretirement benefits obligation or net postretirement benefit cost for 2000.

G.   DEBT

         In September 1998, the Company amended an existing agreement for a revolving line of credit with a major U.S. bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the Company amended the agreement to reduce the line of credit to $15,000,000. The term loan has a maturity of five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including the results of an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The revolving line of credit provides for the Company to elect an interest rate on amounts borrowed of (1) the bank's prime rate less .5 percent (on the first $5,000,000) and prime rate on additional borrowings, or
(2) the bank's IBOR rate plus an additional percentage of .75% to 1.25% based on the Company's performance. Also, a fee of .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 2000, there were no borrowings under this line of credit. The agreement, as amended, expires on February 28, 2002.

         The interest rate swap agreement, which is used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense in the periods in which they occur. The notional amount of the swap agreement is $10,000,000 and follows the same reduction schedule as the term loan. The agreement requires that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2000 was 6.76%. The Company considers the risk of non-performance by its swap partner to be minimal.

       Long-term debt is summarized below (in thousands):                                           October 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
          Five year term note.............................................................     $7,143          $8,572
          Revolving line of credit........................................................       ---             ---
          NatWest promissory note (see Note M below) .....................................       ---            1,000
                                                                                               ------           -----
          Total debt......................................................................      7,143           9,572
          Less-current maturities.........................................................     (1,429)         (2,429)
                                                                                               ------          ------
          Total long-term debt............................................................     $5,714          $7,143
                                                                                               ======          ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The interest expense recorded during the year was $638,000, $774,000 and $558,000 in 2000, 1999 and 1998, respectively. The annual maturities of long-term debt for the years 2001 through 2004 are as follows: $1,429,000, $1,429,000, $4,285,000 and $0, respectively. See footnote N for the discussion of the fair market value of the debt instruments.

H.   INCOME TAXES

The net deferred income tax asset is comprised of the following (in thousands):

                                                                                                     October 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
          Current deferred income taxes:
              Gross assets ...............................................................    $1,669          $1,804
              Gross liabilities...........................................................    (1,910)           (776)
                                                                                              ------          ------
           Net current deferred income tax asset (liability)..............................      (241)          1,028
                                                                                              ------          ------
          Noncurrent deferred income taxes
              Gross assets................................................................     1,486           1,400
              Gross liabilities...........................................................       (67)            (84)
                                                                                              ------          ------
           Net noncurrent deferred income tax asset.......................................     1,419           1,316
                                                                                              ------          ------
           Net deferred income tax asset..................................................    $1,178          $2,344
                                                                                              ======          ======

         The tax effect of significant temporary differences representing deferred income tax assets and liabilities are as follows (in thousands):

                                                                                                       October 31,
                                                                                                   -------------------
                                                                                                   2000           1999
                                                                                                   ----           ----
          Allowance for doubtful accounts.................................................       $   97         $  189
          Reserve for accrued employee benefits..........................................           474            625
          Warranty reserves...............................................................          453            855
          Uncompleted long-term contracts.................................................       (1,910)          (776)
          Depreciation and amortization...................................................          302            267
          Deferred compensation...........................................................          442            445
          Postretirement benefits liability...............................................          123            209
          Accrued legal expenses..........................................................          444            229
          Uniform capitalization and inventory............................................          508            512
          Other...........................................................................          245           (211)
                                                                                                 ------         ------
              Net deferred income tax asset...............................................       $1,178         $2,344
                                                                                                 ======         ======

     The components of the income tax provision consist of the following
                                (in thousands):

                                                                                          Years Ended October 31,
                                                                              ---------------------------------------
                                                                              2000             1999              1998
                                                                              ----             ----              ----
          Continuing Operations:
              Current:
                 Federal..................................................    $2,445          $3,896             $4,198
                 State....................................................       209             242                221
              Deferred:
                 Federal..................................................     1,167            (802)               861
                                                                              ------          ------             ------
                   Income tax provision-continuing operations.............     3,821           3,336              5,280
                                                                              ------          ------             ------
          Discontinued Operations:
              Current ....................................................     ---             ---               (3,821)
              Deferred....................................................     ---             ---                1,371
                                                                              ------          ------             ------
                   Income tax provision-discontinued operations...........     ---             ---               (2,450)
                                                                              ------          ------             ------
                     Total income tax provision...........................    $3,821          $3,336             $2,830
                                                                              ======          ======             ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings from continuing operations before income taxes reflected in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                                                    Years Ended October 31,
                                                                                ------------------------------
                                                                                2000         1999         1998
                                                                                ----         ----         ----
     Statutory rate ....................................................         34%          34%          34%
     Foreign sales corporation credits..................................         (1)          (3)          (3)
     State income taxes, net of federal benefit.........................          2            2            1
     Other..............................................................        ---           (1)         ---
                                                                               ----          ----        ----
              Effective rate............................................        35%           32%         32%
                                                                               ====          ====        ====

I.   SIGNIFICANT SALES DATA

         No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 2000, 1999 and 1998.

         Export sales are as follows (in thousands):

                                                                                         Years Ended October 31,
                                                                                ------------------------------------
                                                                                2000            1999            1998
                                                                                ----            ----            ----
     Europe (including former Soviet Union).............................        $734          $ 1,928          $   500
     Far East...........................................................      17,200           15,867           27,502
     Middle East and Africa.............................................       7,832           31,364           31,694
     North, Central and South America (excluding U. S.).................      18,655           21,214           25,752
                                                                              ------          -------           ------
     Total export sales.................................................     $44,421          $70,373          $85,448
                                                                             =======          =======          =======

J.   COMMITMENTS AND CONTINGENCIES

     Leases

         The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2003. At October 31, 2000, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

             Year Ending                                                                             Operating
             October 31                                                                               Leases
             ----------                                                                               ------
              2001.................................................................................    1,408
              2002.................................................................................    1,129
              2003.................................................................................      533
              2004.................................................................................      428
              2005.................................................................................      390
              Thereafter...........................................................................      603
                                                                                                     -------
              Total lease commitments..............................................................   $4,491
                                                                                                      ======

         Lease expense for all operating leases, excluding leases with terms of less than one year, was $1,325,000, $1,328,000 and $1,259,000 for fiscal years 2000, 1999 and 1998, respectively.

     Letters of Credit and Bonds

         The Company is contingently liable for secured and unsecured letters of credit and performance bonds totaling approximately $2,002,878 and $133,293,863 respectively, that were outstanding at October 31, 2000.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Litigation

         The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or future results of operations of the Company.

K.   STOCK OPTIONS AND GRANTS

         In March 1992, the stockholders approved an amendment to a plan that was adopted in March 1989, in which 750,000 shares of the Company's common stock would be made available through an incentive program for certain employees of the Company. In March 1996, the stockholders approved an amendment to increase the maximum shares available under the plan from 750,000 shares to 1,500,000 shares of common stock. The awards available under the plan include both stock options and stock grants and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 2000, 1999 and 1998.

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

         There were 213,864 shares available under the plan to be granted as of October 31, 2000. Stock option activity (number of shares) for the Company during fiscal years 2000, 1999 and 1998 was as follows:

                                                                    2000                     1999                      1998
                                                                -----------               ----------                -----------
       Outstanding, beginning of year                             778,635                   527,560                   577,060
           Granted:
               Stock options $8.50 per share                                                301,850
               Stock options $8.44 per share                       12,000
           Exercised:
               Stock options $6.25 per share                      (19,960)                   (3,300)                   (7,800)
               Stock options $6.75 per share                      (95,295)                   (5,375)                   (8,100)
               Stock options $8.50 per share                       (1,280)                      -0-                        -0-
           Forfeited:
               Stock options $6.25 per share                           -0-                  (14,700)                  (13,800)
           Stock options $6.75 per share                               -0-                   (9,000)                   (1,800)
               Stock options $15.81 per share                     (10,000)                  (18,400)                  (18,000)
               Stock options $8.50 per share                       (9,370)                       -0-                       -0-
                                                                  -------                   --------                  --------
               Outstanding, ranging from $6.25 to
               $15.81 per share, at the end of year               654,730                   778,635                   527,560
                                                                  =======                   =======                   =======

         The following table summarizes information about stock options outstanding as of October 31, 2000:

Range of      Number        Weighted Average       Weighted              Number             Weighted
Exercise   Outstanding        Remaining             Average            Exercisable           Average
 Prices    at 10/31/00      Contractual Life     Exercise Price        at 10/31/00        Exercise Price
 ------    -----------      ----------------     --------------        -----------        --------------
   $6.25      150,430               1.6                $ 6.25             150,430            $ 6.25
   15.81      201,100               3.7                 15.81             121,500             15.81
    8.50      291,200               5.7                  8.50              58,240              8.50
    8.44       12,000               6.7                  8.44              ---                 8.44
  ------     --------               ---                ------             -------            ------
$6.25-15.81   654,730               4.1                $10.23             330,170            $10.17
===========   =======               ===                ======             =======            ======

      The weighted average fair value of options granted during fiscal 2000 was $4.26 per option.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock options whereby no compensation expense is recorded related to the options granted equal to the market value of the stock on the date of grant. If compensation expense had been determined based on the Black-Scholes option pricing model value at the grant date for stock option awards consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                                                                       2000           1999         1998
                                                                                       ----           ----         ----
           Net income:
                As reported.....................................................      $7,061        $7,127       $6,665
                Pro forma ......................................................       6,585         6,807        6,370
           Earnings per share:
                As reported.....................................................      $  .67        $  .66       $  .62
                Pro forma.......................................................         .63           .63          .59

        The SFAS No. 123 method of accounting has not been applied to options granted prior to October 31,1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Expected life of options                               7 years
           Risk-free interest rate                             5.99% - 6.43%
           Expected dividend yield                                 0.00%
           Expected stock price volatility                    36.23% - 41.48%

L.   PRODUCTION CONTRACTS

         For contracts in which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are reported as a current asset and billings in excess of costs and estimated earnings are reported as a current liability. The components of these contracts are as follows (in thousands):

                                                                                                    October 31,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
          Costs and estimated earnings....................................................    $120,641        $ 79,723
          Progress billings...............................................................     (96,349)        (63,532)
                                                                                               -------         -------
              Total costs and estimated earnings in excess of billings....................    $ 24,292        $ 16,191
                                                                                              ========        ========

          Progress billings...............................................................     $91,766         $89,146
          Costs and estimated earnings....................................................     (86,451)        (84,941)
                                                                                               -------         -------
              Total billings in excess of costs and estimated earnings....................    $  5,315         $ 4,205
                                                                                              ========         =======

M.   DISCONTINUED OPERATIONS

         As previously reported on Form 8-K in September 1998, the Company entered into a Settlement Agreement with National Westminister Bank plc ("NatWest") to settle all litigation regarding completion of a project of US Turbine Corporation (USTC), a previously held subsidiary of the Company, at MacDill Air Force Base (the responsibility for this project was not assumed by Rolls-Royce in its acquisition of USTC in 1996). Under the terms of such Settlement Agreement, the Company paid NatWest $7,000,000 at the closing (September 10, 1998) and delivered a promissory note in the principal amount of $1,000,000 bearing interest at the rate of 3 percent per annum, which was due on December 31, 1999; accordingly, in 1998 the Company recorded a loss from discontinued operations of $4,800,000 (net of income taxes) or $0.45 per diluted share, to reflect additional expense accruals related to this settlement.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following summarizes the results of operations and consolidated balance sheets of the discontinued operations:

                                                                                                Years Ended October 31,
                                                                                       --------------------------------------
                                                                                       2000             1999             1998
                                                                                       ----             ----             ----
          Loss from operations before income taxes..............................       $ ---          $   ---          $(7,250)
          Benefit for income taxes..............................................         ---              ---            2,450
                                                                                       -----          -------          -------
          Net loss from discontinued operations.................................       $ ---          $   ---          $(4,800)
                                                                                       =====          =======          =======


14.      Fair Value of Financial Instruments

         The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR rate.

         At October 31, 2000 the Company had $7,143,000 borrowings subject to interest rate swap at a rate of 5.20% through September 30, 2003. The approximate fair value of the swap agreement at October 31, 2000 was $192,000. The fair value is the amount estimated that the Company would receive to terminate the contract.

15.      Business Segments

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

         The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales from unaffilliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments. Interest charges and credits to the segments from the corporate office are based on use of funds.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The required disclosures for the business segments are set forth below (in thousands):

                                                                                      Year Ended October 31,
                                                                              ---------------------------------------
                                                                              2000             1999              1998
                                                                              ----             ----              ----
           Revenues:
                Switchgear                                                  $161,494        $151,475          $163,367
                Bus Duct                                                      32,213          28,016            26,203
                Process Control Systems                                       29,312          33,040            23,163
                                                                            --------        --------          --------

                Total Revenues                                              $223,019        $212,531          $212,733
                                                                            ========        ========          ========

           Earnings from operations before income taxes:
                Switchgear                                                  $  6,039        $  3,961          $  9,866
                Bus Duct                                                       6,056           5,178             5,894
                Process Control Systems                                       (1,213)          1,324               985
                                                                            --------        --------          --------

                Total earnings from operations before income taxes          $ 10,882        $ 10,463          $ 16,745
                                                                            ========        ========          ========

           Assets:
                Switchgear                                                  $100,071        $ 84,813          $ 98,842
                Bus Duct                                                      15,608          14,764            12,271
                Process Control Systems                                       14,331          10,997            10,309
                Corporate                                                      7,916          16,957             5,709
                                                                            --------        --------          --------

                Total Assets                                                $137,926        $127,531          $127,131
                                                                            ========        ========          ========

           Depreciation and Amortization:
                Switchgear                                                  $  3,724        $  3,435          $  2,955
                Bus Duct                                                         611             642               662
                Process Control Systems                                          334             343               453
                                                                            --------        --------          --------

                Total Depreciation and Amortization                         $  4,669        $  4,420          $  4,070
                                                                            ========        ========          ========

           Capital Expenditures:
                Switchgear                                                  $  2,074        $  4,670          $  9,323
                Bus Duct                                                         449             294               251
                Process Control Systems                                          125             192               165
                                                                            --------        --------          --------

                Total Capital Expenditures                                  $  2,648        $  5,156          $  9,739
                                                                            ========        ========          ========

           Interest Expense (Income):
                Switchgear                                                  $    862        $  1,528          $  1,356
                Bus Duct                                                      (1,181)           (782)             (715)
                Process Control                                                  135              96                83
                Corporate                                                        140            (481)             (485)
                                                                            --------        --------          --------

                Total Interest Expense (Income)                             $    (44)       $    361          $    239
                                                                            ========        ========          ========

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


P.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2000 and 1999 (in thousands, except per share data):

                                                                       First           Second            Third            Fourth
                                                                      Quarter          Quarter          Quarter           Quarter
                                                                      -------          -------          -------           -------
       2000-
          Revenues..............................................      $49,490           $56,409         $54,476           $62,644
          Gross profit..........................................        9,041             9,504          10,577            11,557
          Net earnings..........................................        1,304             1,429           1,978             2,350
          Net earnings per common and common
              equivalent share:
                Basic...........................................          .12               .14             .19               .22
                Diluted.........................................          .12               .14             .19               .22

       1999-
          Revenues..............................................      $54,134           $56,331         $51,612           $50,454
          Gross profit..........................................       10,932            10,238           9,774             9,234
          Net earnings..........................................        2,178             1,820           1,513             1,616
          Net earnings per common and common
           equivalent share:
                Basic...........................................          .20               .17             .14               .15
                Diluted.........................................          .20               .17             .14               .15

Q.     Subsequent Events

         The Company announced that Mr. J. F. Ahart has resigned effective December 15, 2000, as the Company's Vice President, Secretary, Treasurer, Director, and Chief Financial Officer.

         Mr. Ahart's responsibilities have been assumed by Thomas W. Powell, Chairman of the Board, President and Chief Executive Officer of the Company, until a replacement is named.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None
                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 2000, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

     Financial Statements - See Index to Consolidated Financial Statements
                            at Item 8 of this report

EXHIBITS

   2.1 - Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and
           U. S. Turbine Corp. and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference).

   2.2 - First Amendment to Asset Purchase Agreement dated July 26, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp. and the Company (filed as
           Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference).

   3.1 - Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as
           Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for quarter ended April 30, 1992, respectively, and incorporated herein by reference).

   3.2 - By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

 *10.1 -   Powell Industries, Inc., Incentive Compensation Plan for 2000.

  10.2 -   Description of Supplemental Executive Benefit Plan (filed as
           Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

  10.3 - Credit Agreement dated August 15, 1997 between Powell Industries, Inc. and Bank of America Texas, N. A. (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference.)

  10.4 - Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell Industries, Inc., and Bank of America Texas, N.A, (filed as Exhibit 10.6 to Company's Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by reference).

  10.5 - Fourth Amendment dated February 26, 1999 to credit agreement between Powell Industries, Inc. and Bank of America Texas N.A. (filed as Exhibit 10.6 to Company's 10-Q for quarter ended April 30, 1999 and incorporated herein by reference).

  10.6 -   1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit
           4.2 to the Company's registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

  10.7 -   The Powell Industries, Inc. Directors' Fees Program (filed as
           Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

  10.8 - The Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

  10.9 -   Amendment to Powell Industries, Inc. Stock Option Plan (filed as
           Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).

  10.10- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries, Inc., Powell Energy Systems, Inc., Empire Energy Management Systems, Inc., Empire Cogen and Brian Travis (filed as Exhibit 10.11 to the Company's Form 10-Q for quarter ended July 31, 1998 and incorporated herein by reference).

  10.11- Fifth Amendment dated December 31, 1999 to credit agreement between Powell Industries, Inc. and Bank of America Texas N.A. (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference.

 *21.1 -   Subsidiaries of the Company.

 *23.1 -   Consent of Independent Public Accountants.

     *     Filed herewith

           (b)  Reports on Form 8-K.
                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWELL INDUSTRIES, INC.


                                By   THOMAS W. POWELL
                                  -------------------------
                                     Thomas W. Powell
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                By   ROBERT B. GREGORY
                                  ---------------------------
                                     R. B. Gregory
                                     Corporate Controller
                                     (Principal Accounting Officer)


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

         Signature                                                                               Title
         ---------                                                                               ------
           THOMAS W. POWELL                                                               Chairman of the Board
------------------------------------------------------------
         Thomas W. Powell

           JOSEPH L. BECHERER                                                                    Director
--------------------------------------------------------------
         Joseph L. Becherer

           EUGENE L. BUTLER                                                                      Director
----------------------------------------------------------------
         Eugene L. Butler

             BONNIE L. POWELL                                                                    Director
-----------------------------------------------------------------
         Bonnie L. Powell

           STEPHEN W. SEALE, JR.                                                                 Director
---------------------------------------------------------------
         Stephen W. Seale, Jr.

           LAWRENCE R. TANNER                                                                    Director
------------------------------------------------------------
         Lawrence R. Tanner

            ROBERT C. TRANCHON                                                                   Director
------------------------------------------------------------
         Robert C. Tranchon

             RONALD J. WOLNY                                                                     Director
-----------------------------------------------------------------
         Ronald J. Wolny


Date: January 28, 2001

                                 EXHIBIT INDEX

EXHIBITS                          DESCRIPTION
--------                          -----------
   2.1 - Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and
           U. S. Turbine Corp. and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference).

   2.2 - First Amendment to Asset Purchase Agreement dated July 26, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce Acquisition Corp. and U. S. Turbine Corp. and the Company (filed as
           Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 8, 1996 and incorporated herein by reference).

   3.1 - Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as
           Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for quarter ended April 30, 1992, respectively, and incorporated herein by reference).

   3.2 - By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

  10.1 - Powell Industries, Inc., Incentive Compensation Plan for 2000 (filed as Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended October 31, 2000 and incorporated herein by reference).

  10.2 -   Description of Supplemental Executive Benefit Plan (filed as
           Exhibit 10 to the Company's Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

  10.3 - Credit Agreement dated August 15, 1997 between Powell Industries, Inc. and Bank of America Texas, N. A. (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference.)

  10.4 - Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell Industries, Inc., and Bank of America Texas, N.A, (filed as Exhibit 10.6 to Company's Form 10-K for the fiscal year ended October 31, 1998 and incorporated herein by reference).

  10.5 - Fourth Amendment dated February 26, 1999 to credit agreement between Powell Industries, Inc. and Bank of America Texas N.A. (filed as Exhibit 10.6 to Company's 10-Q for quarter ended April 30, 1999 and incorporated herein by reference).

  10.6 -   1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit
           4.2 to the Company's registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

  10.7 -   The Powell Industries, Inc. Directors' Fees Program (filed as
           Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

  10.8 - The Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

  10.9 -   Amendment to Powell Industries, Inc. Stock Option Plan (filed as
           Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).

  10.10- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries, Inc., Powell Energy Systems, Inc., Empire Energy Management Systems, Inc., Empire Cogen and Brian Travis (filed as Exhibit 10.11 to the Company's Form 10-Q for quarter ended July 31, 1998 and incorporated herein by reference).

  10.11- Fifth Amendment dated December 31, 1999 to credit agreement between Powell Industries, Inc. and Bank of America Texas N.A. (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference.


 *21.1 -   Subsidiaries of the Company.

 *23.1 -   Consent of Independent Public Accountants.

     *     Filed herewith

           (b)  Reports on Form 8-K.
                None