Form 10-K/A
period 2000-10-31
POWELL INDUSTRIES INC
filed 2001-02-16
CIK 80420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                             ---------------------

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-6050

                             ---------------------

                            POWELL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      NEVADA                                            88-0106100
           (State or other jurisdiction                      (IRS Employer Identification No.)
         of incorporation or organization)
         8550 MOSLEY DRIVE, HOUSTON, TEXAS                              77075-1180
     (Address of principal executive offices)                           (Zip Code)

      (Registrant's telephone number, including area code) (713) 944-6900

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,788,066 as of January 23, 2001. The number of shares of the Company's Common Stock outstanding on that date was 10,321,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2001 annual meeting of stockholders to be filed not later than 120 days after October 31, 2000 are incorporated by reference into Part III.

                                EXPLANATORY NOTE

     This filing amends certain information on the cover page and adds Exhibit
10.12 to Item 14. No other items have been amended.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Financial Statements -- See Index to Consolidated Financial Statements at
Item 8 of this report

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Asset Purchase Agreement dated as of June 20, 1996 by and between Rolls-Royce North America, Inc. and Rolls-Royce
                            Acquisition Corp. and U.S. Turbine Corp. and the Company
                            (filed as Exhibit 2.1 to the Company's Current Report on
                            Form 8-K dated August 8, 1996 and incorporated herein by
                            reference).
          2.2            -- First Amendment to Asset Purchase Agreement dated July
                            26, 1996 by and between Rolls-Royce North America, Inc.
                            and Rolls-Royce Acquisition Corp. and U.S. Turbine Corp.
                            and the Company (filed as Exhibit 2.2 to the Company's
                            Current Report on Form 8-K dated August 8, 1996 and
                            incorporated herein by reference).
          3.1            -- Articles of Incorporation and Certificates of Amendment
                            of Powell Industries, Inc. dated July 20, 1987 and March
                            13, 1992 (filed as Exhibit 3 to the Company's Form 10-K
                            for the fiscal year ended October 31, 1982, Form 10-Q for
                            the quarter ended July 31, 1987, and Form 10-Q for the
                            quarter ended April 30, 1992, respectively, and
                            incorporated herein by reference).
          3.2            -- By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended April
                            30, 1995 and incorporated herein by reference).
        *10.1            -- Powell Industries, Inc., Incentive Compensation Plan for
                            2000.
         10.2            -- Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to the Company's Form 10-K for the fiscal
                            year ended October 31, 1984, and incorporated herein by
                            reference).
         10.3            -- Credit Agreement dated August 15, 1997 between Powell
                            Industries, Inc. and Bank of America Texas, N.A. (filed
                            as Exhibit 10.5 to the Company's Form 10-Q for the
                            quarter ended July 31, 1997 and incorporated herein by
                            reference).
         10.4            -- Amendments dated September 16, 1998, September 25, 1998 and October 15, 1998 to credit agreement between Powell
                            Industries, Inc., and Bank of America Texas, N.A. (filed
                            as Exhibit 10.6 to Company's Form 10-K for the fiscal
                            year ended October 31, 1998 and incorporated herein by
                            reference).
         10.5            -- Fourth Amendments dated February 26, 1999 to credit
                            agreement between Powell Industries, Inc. and Bank of
                            America Texas N.A. (filed as Exhibit 10.6 to Company's
                            10-Q for quarter ended April 30, 1999 and incorporated
                            herein by reference).
         10.6            -- 1992 Powell Industries, Inc. Stock Option Plan (filed as
                            Exhibit 4.2 to the Company's registration statement on
                            Form S-8 ended July 26, 1994 (File No. 33-81998) and
                            incorporated herein by reference).
         10.7            -- The Powell Industries, Inc. Directors' Fees Program
                            (filed as Exhibit 10.7 to the Company's Form 10-K for the
                            fiscal year ended October 31, 1992, and incorporated
                            herein by reference).
         10.8            -- The Powell Industries, Inc. Executive Severance
                            Protection Plan (filed as Exhibit 10.7 to the Company's
                            Form 10-Q for the quarter ended April 30, 1996, and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            -- Amendment to Powell Industries, Inc. Stock Option Plan
                            (filed as Exhibit 10.8 to the Company's Form 10-Q for the
                            quarter ended April 30, 1996 and incorporated herein by
                            reference).
         10.10           -- Settlement Agreement effective September 3, 1998 by and among National Westminister Bank, plc, Powell Industries,
                            Inc., Powell Energy Systems, Inc., Empire Energy
                            Management Systems, Inc., Empire Cogen and Brian Travis
                            (filed as Exhibit 10.11 to the Company's Form 10-Q for
                            quarter ended July 31, 1998 and incorporated herein by
                            reference).
         10.11           -- Fifth Amendment dated December 31, 1999 to credit
                            agreement between Powell Industries, Inc. and Bank of
                            America Texas N.A. (filed as Exhibit 10.12 to the
                            Company's Form 10-K for the fiscal year ended October 31,
                            1999 and incorporated herein by reference).
       **10.12           -- Powell Industries, Inc. 2000 Non-Employee Director Stock
                            Option Plan.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Independent Public Accountants.

---------------

 * Filed previously with Form 10-K for the fiscal year ended October 31, 2000

** Filed herewith.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunder duly authorized.

                                            POWELL INDUSTRIES, INC.

                                            By:    /s/ THOMAS W. POWELL
                                              ----------------------------------
                                                      Thomas W. Powell
                                               President and Chief Executive
                                                          Officer
                                                  (Principal Executive and
                                                     Financial Officer)

                                            By:    /s/ ROBERT B. GREGORY
                                              ----------------------------------
                                                     Robert B. Gregory
                                                    Corporate Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

                /s/ THOMAS W. POWELL                     Chairman of the Board        February 16, 2001
-----------------------------------------------------
                 (Thomas W. Powell)

               /s/ JOSEPH L. BECHERER                    Director                     February 16, 2001
-----------------------------------------------------
                (Joseph L. Becherer)

                /s/ EUGENE L. BUTLER                     Director                     February 16, 2001
-----------------------------------------------------
                 (Eugene L. Butler)

                /s/ BONNIE L. POWELL                     Director                     February 16, 2001
-----------------------------------------------------
                 (Bonnie L. Powell)

              /s/ STEPHEN W. SEALE, JR.                  Director                     February 16, 2001
-----------------------------------------------------
               (Stephen W. Seale, Jr.)

               /s/ LAWRENCE R. TANNER                    Director                     February 16, 2001
-----------------------------------------------------
                (Lawrence R. Tanner)

               /s/ ROBERT C. TRANCHON                    Director                     February 16, 2001
-----------------------------------------------------
                (Robert C. Tranchon)

                 /s/ RONALD J. WOLNY                     Director                     February 16, 2001
-----------------------------------------------------
                  (Ronald J. Wolny)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.11          -- Fifth Amendment dated December 31, 1999 to credit
                            agreement between Powell Industries, Inc. and Bank of
                            America Texas N.A. (filed as Exhibit 10.12 to the
                            Company's Form 10-K for the fiscal year ended October 31,
                            1999 and incorporated herein by reference).
        **10.12          -- Powell Industries, Inc. 2000 Non-Employee Director Stock
                            Option Plan.
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent of Independent Public Accountants.

---------------

 * Filed previously with Form 10-K for the fiscal year ended October 31, 2000

** Filed herewith.