Form 10-Q
period 2001-01-31
POWELL INDUSTRIES INC
filed 2001-03-16
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________________________ to _________________________________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                              88-0106100
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   8550 Mosley Drive, Houston, Texas                             77075-1180
----------------------------------------                     -------------------
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


Common Stock, par value $.01 per share; 10,329,909 shares outstanding on January 31, 2001.

                    Powell Industries, Inc. and Subsidiaries




Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...........................................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Quarterly
                      Results of Operations..............................................................9

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................11

Part II - Other Information and Signatures...........................................................12-13

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              JANUARY 31,     OCTOBER 31,
                                                                                 2001            2000
                                                                             ------------    ------------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents ...........................................   $      1,516    $      2,114
     Accounts receivable, less allowance for doubtful accounts of
         $553 and $505, respectively .....................................         44,181          54,205
     Costs and estimated earnings in excess of billings ..................         29,396          24,292
     Inventories .........................................................         20,161          17,523
     Deferred income taxes and income taxes receivable ...................             36           1,012
     Prepaid expenses and other current assets ...........................          2,334             827
                                                                             ------------    ------------
         Total Current Assets ............................................         97,624          99,973

Property, plant and equipment, net .......................................         31,559          31,383
Deferred income taxes ....................................................          1,498           1,419
Other assets .............................................................          5,097           5,151
                                                                             ------------    ------------
         Total Assets ....................................................   $    135,778    $    137,926
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts and income taxes payable ...................................   $     15,152    $     16,373
     Accrued salaries, bonuses and commissions ...........................          5,688           6,736
     Accrued product warranty ............................................          1,523           1,316
     Other accrued expenses ..............................................          4,618           5,296
     Billings in excess of costs and estimated earnings ..................          4,320           5,315
     Current maturities of long-term debt ................................          1,429           1,429
                                                                             ------------    ------------
         Total Current Liabilities .......................................         32,730          36,465
Long-term debt, net of current maturities ................................          5,357           5,714
Deferred compensation expense ............................................          1,264           1,241
Postretirement benefits liability ........................................            412             419
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,860 and
         10,821 shares issued ............................................            108             108
     Additional paid-in capital ..........................................          7,063           6,830
     Accumulated other comprehensive income ..............................             16              --
     Retained earnings ...................................................         96,307          94,425
     Treasury stock, 530 shares and 505 shares respectively, at cost .....         (4,936)         (4,669)
     Deferred compensation-ESOP ..........................................         (2,543)         (2,607)
                                                                             ------------    ------------

         Total Stockholders' Equity ......................................         96,015          94,087
                                                                             ------------    ------------

         Total Liabilities and Stockholders' Equity ......................   $    135,778    $    137,926
                                                                             ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 THREE MONTHS ENDED JANUARY 31,
                                                                                      2001          2000
                                                                                   ----------    ----------
Revenues .......................................................................   $   55,151    $   49,490

Cost of goods sold .............................................................       43,937        40,449
                                                                                   ----------    ----------

Gross profit ...................................................................       11,214         9,041

Selling, general and administrative expenses ...................................        8,353         7,126
                                                                                   ----------    ----------

Earnings from operations before interest and income taxes ......................        2,861         1,915

Interest expense (income), net .................................................          (13)          (57)
                                                                                   ----------    ----------

Earnings from operations before income taxes ...................................        2,874         1,972

Income tax provision ...........................................................          990           668
                                                                                   ----------    ----------

Net earnings ...................................................................   $    1,884    $    1,304
                                                                                   ==========    ==========

Net earnings per common share:

   Basic .......................................................................   $     0.18    $      .12
   Diluted .....................................................................         0.18           .12

Weighted average number of common shares outstanding ...........................       10,317        10,657
                                                                                   ==========    ==========

Weighted average number of common and common equivalent shares outstanding .....       10,431        10,715
                                                                                   ==========    ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED JANUARY 31,
                                                                                      2001          2000
                                                                                   ----------    ----------
Operating Activities:
     Net earnings ..............................................................   $    1,884    $    1,304
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .........................................        1,121         1,212
         Deferred income tax provision .........................................          (79)          396
         Postretirement benefits liability .....................................           (7)          (42)
         Changes in operating assets and liabilities:
              Accounts receivable, net .........................................       10,023         3,042
              Costs and estimated earnings in excess of billings ...............       (5,104)       (5,299)
              Inventories ......................................................       (2,637)       (3,599)
              Prepaid expenses and other current assets ........................       (1,507)         (537)
              Other assets .....................................................           30          (228)
              Accounts payable and income taxes payable or receivable ..........         (245)        3,790
              Accrued liabilities ..............................................       (1,518)         (816)
              Billings in excess of costs and estimated earnings ...............         (996)          216
              Deferred compensation expense ....................................           87            59
                                                                                   ----------    ----------

                  Net cash provided by (used in) operating activities ..........        1,052          (502)

Investing Activities:
     Purchases of property, plant and equipment ................................       (1,258)         (643)
                                                                                   ----------    ----------

         Net cash used in investing activities .................................       (1,258)         (643)
                                                                                   ----------    ----------

Financing Activities:
     Repayment of long-term debt ...............................................         (357)       (1,357)
     Payments to reacquire common stock ........................................         (267)         (574)
     Exercise of stock options .................................................          232            30
                                                                                   ----------    ----------

         Net cash used in financing activities .................................         (392)       (1,901)
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents ......................................         (598)       (3,046)
Cash and cash equivalents at beginning of period ...............................        2,114        10,646
                                                                                   ----------    ----------

Cash and cash equivalents at end of period .....................................   $    1,516    $    7,600
                                                                                   ==========    ==========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the quarter for:
         Interest ..............................................................   $      122    $      157
                                                                                   ==========    ==========

         Income taxes ..........................................................           --            --
                                                                                   ==========    ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
     Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000 annual report on Form 10-K.

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB101). The Staff has deferred the implementation date of SAB101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB101 does not supersede any existing authoritative literature. The Company expects to implement SAB101 in the quarter beginning August 1, 2001. Management has reviewed the staff's views presented in SAB101 and does not believe the adoption of SAB101 will have a material impact on the financial position or results of operations of the Company.

B.   INVENTORY

                                                                          January 31,    October 31,
                                                                             2001           2000
                                                                         ------------   ------------
                                                                          (unaudited)
The components of inventory are summarized below (in thousands):

Raw materials, parts and subassemblies ...............................   $     12,746   $     11,162
Work-in-process ......................................................          7,415          6,361
                                                                         ------------   ------------
Total inventories ....................................................   $     20,161   $     17,523
                                                                         ============   ============

C.   PROPERTY, PLANT AND EQUIPMENT

                                                                          January 31,     October 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                          (unaudited)
Property, plant and equipment is summarized below (in thousands):

Land .................................................................   $      3,193    $      3,193
Buildings and improvements ...........................................         30,681          30,640
Machinery and equipment ..............................................         30,098          29,001
Furniture & fixtures .................................................          3,814           3,690
Construction in process ..............................................          1,093           1,141
                                                                         ------------    ------------
                                                                               68,879          67,665
Less-accumulated depreciation ........................................        (37,320)        (36,282)
                                                                         ------------    ------------
Total property, plant and equipment, net .............................   $     31,559    $     31,383
                                                                         ============    ============

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                January 31,     October 31,
                                                                   2001            2000
                                                               ------------    ------------
                                                                (unaudited)
Costs and estimated earnings ...............................   $    153,126    $    120,641
Progress billing ...........................................       (123,730)        (96,349)
                                                               ------------    ------------
Total costs and estimated earnings in excess of billings ...   $     29,396    $     24,292
                                                               ============    ============
Progress billings ..........................................   $     67,900    $     91,766
Costs and estimated earnings ...............................        (63,580)        (86,451)
                                                               ------------    ------------
Total billings in excess of costs and estimated earnings ...   $      4,320    $      5,315
                                                               ============    ============

E.   EARNINGS PER SHARE (unaudited)

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Three Months Ended January 31,
                                                                                 2001         2000
                                                                              ----------   ----------
Numerator:
    Numerator for basic and diluted earnings per share-earnings from
    continuing operations available to common stockholders ................   $    1,884   $    1,304
                                                                              ==========   ==========
Denominator:
    Denominator for basic earnings per share-weighted average shares ......       10,317       10,657
    Effect of dilutive securities-employee stock options ..................          114          103
                                                                              ----------   ----------
Denominator for diluted earnings per share-adjusted weighted-average
  shares with assumed conversions .........................................       10,431       10,715
                                                                              ==========   ==========
Basic earning per share ...................................................   $     0.18   $     0.12
                                                                              ==========   ==========
Diluted earnings per share ................................................   $     0.18   $     0.12
                                                                              ==========   ==========


F.   COMPREHENSIVE INCOME (unaudited)

     The Company adopted SFAS 133 as amended on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income. The Company's comprehensive income, which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                   Three Months
                                                Ended January 31,
                                                      2001
                                                -----------------
Net income ..................................       $  1,884
Initial adoption of SFAS 133 ................            192
Change in fair value of hedge instrument ....           (176)
                                                    --------

Comprehensive income ........................       $  1,900
                                                    ========

G.   BUSINESS SEGMENTS (unaudited)

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

     The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales to unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company's annual report on Form 10-K for the year ended October 31, 2000. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments. Interest charges and credits to the segments from the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):

                                                       Three Months Ended January 31,
                                                             2001         2000
                                                          ----------   ----------
Revenues
   Switchgear .........................................   $   39,523   $   35,383
   Bus Duct ...........................................        9,162        6,828
   Process Control Systems ............................        6,466        7,279
                                                          ----------   ----------
   Total Revenues .....................................   $   55,151   $   49,490
                                                          ==========   ==========

Earnings from operations before income taxes
   Switchgear .........................................        1,144          812
   Bus Duct ...........................................        1,634          999
   Process Control Systems ............................           96          161
                                                          ----------   ----------

Total earnings from operations before income taxes ....   $    2,874   $    1,972
                                                          ==========   ==========


                                  January 31,    October 31,
                                     2001           2000
                                 ------------   ------------
Assets
   Switchgear ................   $     98,772   $    100,071
   Bus Duct ..................         15,765         15,608
   Process Control Systems ...         14,914         14,331
   Corporate and other .......          6,327          7,916
                                 ------------   ------------

Total Assets .................   $    135,778   $    137,926
                                 ============   ============

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

Quarters ended January 31                       2001      2000
-------------------------                      ------    ------
Revenues                                        100.0%    100.0%
Gross Profit                                     20.3      18.3
Selling, general and administrative expenses     15.1      14.4
Interest expense (income), net                     --      (0.1)
Earnings from operations before income taxes      5.2       4.0
Income tax provision                              1.8       1.4
Net earnings                                      3.4       2.6

Revenues for the quarter ended January 31, 2001 were up 11.4 percent to $55,151,000 from $49,490,000 in the first quarter of last year. The increase in revenues was in the Switchgear products and Bus duct segments due to increasing demand for our packaged control systems from the utility markets. This is partially offset by decreases in the process control segments.

Gross profit, as a percentage of revenues, was 20.3 percent and 18.3 percent for the quarter ended January 31, 2001 and 2000, respectively. The higher percentages in 2001 were mainly due to the increased volume of the Switchgear products and Bus duct segments and higher prices from the domestic markets.

Selling, general and administrative expenses as a percentage of revenues were
15.1 percent and 14.4 percent for the quarter ended January 31, 2001 and 2000, respectively. The higher percentages related to the quarter were due to increases in wages, insurance and payroll related expenses.

Interest expense (income), net. The following schedule shows the amounts for interest expense and income:

Quarters ended January 31           2001          2000
-------------------------        ----------    ----------
Expense                          $  106,000    $  157,000
Income                             (119,000)     (214,000)
                                 ----------    ----------
Net                              $  (13,000)   $  (57,000)
                                 ==========    ==========

Interest expense in fiscal year 2001 and 2000 was primarily related to bank notes payable at rates between 5.2 and 7.6%. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 4.0 and 7.0%.

Income tax provision. The effective tax rate on earnings was 34.4 percent and
33.9 percent for the quarters ended January 31, 2001 and 2000, respectively. The increase was primarily due to lower estimated foreign sales corporation credits compared to the prior year.

Net Earnings were $1,884,000 or $.18 per diluted share for the first quarter of fiscal 2001, an increase from $1,304,000 or $.12 per diluted share for the same period last year. The increase was mainly due to higher volume and gross margins in the Switchgear products and Bus duct segments.

Backlog at January 31, 2001 was $182,247,000, compared to $155,850,000 at
October 31, 2000. The increase in backlog was primarily in the Switchgear products segment. The increase in bookings is from the domestic utility, independent power providers and cogeneration markets.

                   January 31,    October 31,
                      2001           2000
                  ------------   ------------
Switchgear        $125,928,000   $ 98,472,000
Bus Duct            28,064,000     27,986,000
Process Control     28,255,000     29,392,000
                  ------------   ------------
     Total        $182,247,000   $155,850,000
                  ============   ============

LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. As of January 31, 2001, the Company had no borrowings outstanding under the revolving line of credit.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                    January 31,    October 31,
                                       2001           2000
                                   ------------   ------------
Working Capital                    $ 64,894,000   $ 63,508,000
Current Ratio                         2.98 to 1      2.75 to 1
Long-term Debt to Capitalization        .1 to 1        .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital at January 31, 2001, as compared to October 31, 2000, is due to an increase in cost in excess of billings and lower accrued salaries, bonuses and commissions which exceeded a decline in accounts receivable.

Cash and cash equivalents decreased by $598,000 during the three months ended January 31, 2001. The primary use of cash during this period was to fund working capital increases and capital expenditures. The decrease in net borrowings for the quarter was the result of a quarterly payment on the bank note.

The Company has a stock repurchase plan under which the Company is authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 530,100 shares of its common stock at an aggregate cost of approximately $4,936,000 through January 31, 2001, and concurrently the plan was completed. Repurchased shares are added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan.

The Company's fiscal 2001 asset management program will continue to focus on the collection of receivables and reduction in inventories. The Company believes it will be able to satisfy its capital requirements and operating needs over the next twelve months primarily with funds available in cash and cash equivalents of $1,516,000, funds generated from operating activities and funds available under its existing revolving credit line.

The previous discussion should be read in conjunction with the consolidated financial statements.

FORWARD-LOOKING STATEMENT

Any forward-looking statements in the preceding paragraphs of the Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainty in that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relations problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

Part 1
     Item 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $553,000 at January 31, 2001 and $505,000 at October 31, 2000, respectively.

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

At January 31, 2001 the Company had $6,786,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 1.22% below market and should represent approximately $80,000 of reduced interest expense for fiscal year 2001 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at January 31, 2001 is $16,000. The fair value is the estimated amount the Company would receive to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on January 31, 2001 was 5.42%.

In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Actives". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2001. The Company adopted SFAS No. 133, as amended, on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 on November 1, 2000, representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income.

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

                  None

     ITEM 5.      Other Information

                  None

     ITEM 6.      Exhibits and Reports on Form 8-K

                  a. Exhibits

                     None

                  b. Reports on Form 8-K

                     The Company filed a report on Form 8-K, dated December 21, 2000 announcing the resignation of J. F. Ahart effective December 15, 2000 as the Company's Vice President, Secretary, Treasurer and Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



March 16, 2001                              /s/ THOMAS W. POWELL
Date                                        ---------------------
                                            Thomas  W. Powell
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive and
                                            Financial Officer)




March 16, 2001                              /s/ ROBERT B. GREGORY
Date                                        ---------------------
                                            Robert B. Gregory
                                            Corporate Controller
                                            (Principal Accounting Officer)