Form 10-Q
period 2001-04-30
POWELL INDUSTRIES INC
filed 2001-06-14
CIK 80420

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
         from                        to
              ----------------------    ----------------------
                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                               88-0106100
---------------------------------------                      ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



   8550 Mosley Drive, Houston, Texas                             77075-1180
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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

Common Stock, par value $.01 per share; 10,422,730 shares outstanding as of June 7, 2001.

                    Powell Industries, Inc. and Subsidiaries




Part I - Financial Information

         Item 1. Condensed Consolidated Financial Statements........................................3-9

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Quarterly
                   Results of Operations..........................................................10-12

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk.................................................................13

Part II - Other Information and Signatures........................................................14-15

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             APRIL 30,         OCTOBER 31,
                                                                                               2001               2000
                                                                                             ---------         -----------
                                                                                            (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents ......................................................        $   1,093         $   2,114
     Accounts receivable, less allowance for doubtful accounts of
         $876 and $505, respectively ................................................           57,048            54,205
     Costs and estimated earnings in excess of billings .............................           28,651            24,292
     Inventories ....................................................................           21,900            17,523
     Deferred income taxes and income taxes receivable ..............................               67             1,012
     Prepaid expenses and other current assets ......................................            1,898               827
                                                                                             ---------         ---------
         Total Current Assets .......................................................          110,657            99,973

Property, plant and equipment, net ..................................................           31,729            31,383
Deferred income taxes ...............................................................            1,565             1,419
Other assets ........................................................................            5,110             5,151
                                                                                             ---------         ---------
         Total Assets ...............................................................        $ 149,061         $ 137,926
                                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Short-term debt ................................................................        $   3,000         $      --
     Current maturities of long-term debt ...........................................            1,429             1,429
     Accounts and income taxes payable ..............................................           15,671            16,373
     Accrued salaries, bonuses and commissions ......................................            6,927             6,736
     Accrued product warranty .......................................................            1,615             1,316
     Other accrued expenses .........................................................            5,529             5,296
     Billings in excess of costs and estimated earnings .............................            8,866             5,315
                                                                                             ---------         ---------
         Total Current Liabilities ..................................................           43,037            36,465
Long-term debt, net of current maturities ...........................................            5,000             5,714
Deferred compensation expense .......................................................            1,312             1,241
Postretirement benefits liability ...................................................              415               419
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,883 and
         10,821 shares issued .......................................................              108               108
     Additional paid-in capital .....................................................            7,217             6,830
     Accumulated other comprehensive income (loss): fair value of interest
         rate swap ..................................................................              (40)               --
     Treasury stock, 530 shares and 505 shares respectively, at cost ................           (4,936)           (4,669)
     Deferred compensation-ESOP .....................................................           (2,482)           (2,607)
     Retained earnings ..............................................................           99,430            94,425
                                                                                             ---------         ---------
         Total Stockholders' Equity .................................................           99,297            94,087
                                                                                             ---------         ---------
         Total Liabilities and Stockholders' Equity .................................        $ 149,061         $ 137,926
                                                                                             =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     THREE MONTHS ENDED APRIL 30,
                                                                                        2001            2000
                                                                                      --------        --------

Revenues .....................................................................        $ 68,719        $ 56,409

Cost of goods sold ...........................................................          54,493          46,905
                                                                                      --------        --------

Gross profit .................................................................          14,226           9,504

Selling, general and administrative expenses .................................           9,261           7,373
                                                                                      --------        --------

Earnings before interest and income taxes ....................................           4,965           2,131

Interest expense (income), net ...............................................              91             (14)
                                                                                      --------        --------

Earnings before income taxes .................................................           4,874           2,145

Income tax provision .........................................................           1,753             716
                                                                                      --------        --------

Net earnings .................................................................        $  3,121        $  1,429
                                                                                      ========        ========

Net earnings per common share:

   Basic .....................................................................        $   0.30        $   0.14
   Diluted ...................................................................            0.30            0.14

Weighted average number of common shares outstanding .........................          10,343          10,447
                                                                                      ========        ========

Weighted average number of common and common equivalent shares outstanding ...          10,475          10,542
                                                                                      ========        ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      SIX MONTHS ENDED APRIL 30,
                                                                                         2001             2000
                                                                                      ---------        ---------

Revenues .....................................................................        $ 123,870        $ 105,900

Cost of goods sold ...........................................................           98,430           87,354
                                                                                      ---------        ---------

Gross profit .................................................................           25,440           18,546

Selling, general and administrative expenses .................................           17,614           14,500
                                                                                      ---------        ---------

Earnings before interest and income taxes ....................................            7,826            4,046

Interest expense (income), net ...............................................               78              (71)
                                                                                      ---------        ---------

Earnings before income taxes .................................................            7,748            4,117

Income tax provision .........................................................            2,743            1,384
                                                                                      ---------        ---------

Net earnings .................................................................        $   5,005        $   2,733
                                                                                      =========        =========

Net earnings per common share:

   Basic .....................................................................        $    0.48        $    0.26
   Diluted ...................................................................             0.48             0.26

Weighted average number of common shares outstanding .........................           10,330           10,554
                                                                                      =========        =========

Weighted average number of common and common equivalent shares outstanding ...           10,479           10,648
                                                                                      =========        =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED APRIL 30,
                                                                                        2001             2000
                                                                                     ---------         --------
Operating Activities:
     Net earnings ............................................................        $  5,005         $  2,733
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .......................................           2,204            2,266
         (Gain)/loss on disposition of assets ................................               7               --
         Deferred income tax provision (benefit) .............................            (214)             582
         Change in Postretirement benefits liability .........................              (4)             (85)
         Changes in operating assets and liabilities:
              Accounts receivable, net .......................................          (2,843)          (3,084)
              Costs and estimated earnings in excess of billings .............          (4,360)          (2,424)
              Inventories ....................................................          (4,376)          (1,100)
              Prepaid expenses and other current assets ......................             (58)            (516)
              Other assets ...................................................             (61)            (304)
              Accounts payable and income taxes payable or receivable ........            (702)           1,206
              Accrued liabilities ............................................             683              166
              Billings in excess of costs and estimated earnings .............           3,551              610
              Deferred compensation expense ..................................             196              180
                                                                                      --------         --------

                  Net cash provided by (used in) operating activities ........            (972)             230
Investing Activities:
     Purchases of property, plant and equipment ..............................          (2,456)          (1,473)
                                                                                      --------         --------

                  Net cash used in investing activities ......................          (2,456)          (1,473)
                                                                                      --------         --------

Financing Activities:
     Borrowings of short-term debt ...........................................          11,750               --
     Repayments of short-term debt ...........................................          (8,750)              --
     Repayments of long-term debt ............................................            (714)          (1,714)
     Payments to reacquire common stock ......................................            (267)          (3,424)
     Exercise of stock options ...............................................             388              421
                                                                                      --------         --------
                  Net cash provided by (used in) financing activities ........           2,407           (4,717)
                                                                                      --------         --------

Net decrease in cash and cash equivalents ....................................          (1,021)          (5,960)
Cash and cash equivalents at beginning of period .............................           2,114           10,646
                                                                                      --------         --------

Cash and cash equivalents at end of period ...................................        $  1,093         $  4,686
                                                                                      ========         ========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest ............................................................        $    336         $    298

         Income taxes ........................................................        $  1,600         $  1,250




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

B.   INVENTORY


                                                                            April 30,     October 31,
                                                                               2001          2000
                                                                            ---------     -----------
                                                                           (unaudited)
     The components of inventory are summarized below (in thousands):
     Raw materials, parts and subassemblies .........................        $13,937        $11,162
     Work-in-process ................................................          7,963          6,361
                                                                             -------        -------
     Total inventories ..............................................        $21,900        $17,523
                                                                             =======        =======

C.   PROPERTY, PLANT AND EQUIPMENT

                                                                            April 30,     October 31,
                                                                               2001          2000
                                                                            ---------     -----------
                                                                           (unaudited)
     Property, plant and equipment is summarized below (in thousands):
     Land ..........................................................        $  3,193         $  3,193
     Buildings and improvements ....................................          30,823           30,640
     Machinery and equipment .......................................          30,453           29,001
     Furniture & fixtures ..........................................           3,829            3,690
     Construction in process .......................................           1,762            1,141
                                                                            --------         --------
                                                                              70,060           67,665
     Less-accumulated depreciation .................................         (38,331)         (36,282)
                                                                            --------         --------
     Total property, plant and equipment, net ......................        $ 31,729         $ 31,383
                                                                            ========         ========

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                            April 30,     October 31,
                                                                               2001          2000
                                                                           ---------     -----------
                                                                          (unaudited)

     Costs and estimated earnings .................................        $ 166,691         $ 120,641
     Progress billings ............................................         (138,040)          (96,349)
                                                                           ---------         ---------
     Total costs and estimated earnings in excess of billings .....        $  28,651         $  24,292
                                                                           =========         =========
     Progress billings ............................................        $  99,504         $  91,766
     Costs and estimated earnings .................................          (90,638)          (86,451)
                                                                           ---------         ---------
     Total billings in excess of costs and estimated earnings .....        $   8,866         $   5,315
                                                                           =========         =========

E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   Three Months Ended April 30,   Six Months Ended April 30,
                                                                      2001             2000          2001             2000
                                                                   ----------       ----------    ----------       ----------
                                                                           (unaudited)                        (unaudited)
     Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from operations
           available to common stockholders ....................      $ 3,121        $ 1,429        $ 5,005        $ 2,733
                                                                      =======        =======        =======        =======
     Denominator:
         Denominator for basic earnings per share-
          weighted average shares ..............................       10,343         10,447         10,330         10,554
         Effect of dilutive securities-employee stock options ..          132             95            149             94
                                                                      -------        -------        -------        -------
         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions .........................................       10,475         10,542         10,479         10,648
                                                                      =======        =======        =======        =======
     Basic earnings per share ..................................      $  0.30        $  0.14        $  0.48        $  0.26
                                                                      =======        =======        =======        =======
     Diluted earnings per share ................................      $  0.30        $  0.14        $  0.48        $  0.26
                                                                      =======        =======        =======        =======

F.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 133 as amended on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income. The Company's comprehensive income, which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                                         Three Months       Six Months
                                                                        Ended April 30,   Ended April 30,
                                                                             2001              2001
                                                                        ---------------   ---------------
              Net income ..........................................          3,121           $ 5,005
              Initial adoption of SFAS 133 ........................            192               192
              Change in fair value of hedge instrument ............            (56)             (232)
                                                                           -------           -------
              Comprehensive income(loss) ..........................        $ 3,257           $ 4,965
                                                                           =======           =======

G.   BUSINESS SEGMENTS

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

     The required disclosures for the business segments are set forth below (in thousands):

                                                                      Three Months Ended April 30,      Six Months Ended April 30,
                                                                          2001            2000             2001            2000
                                                                         -------        --------         --------        ---------
                                                                              (unaudited)                        (unaudited)
     Revenues:
        Switchgear ................................................      $50,831        $ 41,313         $ 90,354        $  76,698
        Bus Duct ..................................................       10,842           7,948           20,004           14,775
        Process Control Systems ...................................        7,046           7,148           13,512           14,427
                                                                         -------        --------         --------        ---------
     Total Revenues ...............................................      $68,719        $ 56,409         $123,870        $ 105,900
                                                                         =======        ========         ========        =========

     Earnings from operations before income taxes:
        Switchgear ................................................      $ 3,004        $  1,406         $  4,152        $   2,218
        Bus Duct ..................................................        1,748           1,472            3,381            2,471
        Process Control Systems ...................................          122            (733)             215             (572)
                                                                         -------        --------         --------        ---------

     Total earnings from operations before income taxes ...........      $ 4,874        $  2,145         $  7,748        $   4,117
                                                                         =======        ========         ========        =========


                                                                           April 30,     October 31,
                                                                             2001            2000
                                                                           ---------     -----------
                                                                                (unaudited)
     Assets
        Switchgear ................................................        $112,376        $100,071
        Bus Duct ..................................................          16,551          15,608
        Process Control Systems ...................................          16,389          14,331
        Corporate .................................................           3,745           7,916
                                                                           --------        --------
     Total Assets .................................................        $149,061        $137,926
                                                                           ========        ========

Part I
  Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND QUARTERLY RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

                                                           April 30, 2001                  April 30, 2000
                                                   ---------------------------     ----------------------------
                                                   Three Months     Six Months     Three Months      Six Months
                                                      Ended           Ended           Ended             Ended
                                                   ------------     ----------     ------------      ----------
Revenues                                             100.0%           100.0%         100.0%            100.0%
Gross profit                                          20.7             20.5           16.8              17.5
Selling, general and administrative
  Expenses                                            13.5             14.2           13.1              13.7
Interest expense, net                                  0.1              0.1           --                --
Earnings from operations before income
  taxes                                                7.1              6.3            3.8               3.9
Income tax provision                                   2.6              2.3            1.3               1.3
Net earnings                                           4.5              4.0            2.5               2.6


Revenues for the quarter ended April 30, 2001 were up 21.8 percent to $68,719,000 from $56,409,000 in the second quarter of last year. Revenues for the six months ended April 30, 2001, were up 17.0 percent to $123,870,000 from $105,900,000 for the same six-month period last year. The increase in revenues was in the Switchgear products and Bus duct segments due to increasing demand for our products and services from the domestic electric power production and distribution and the oil and gas production markets.

Gross profit, as a percentage of revenues, was 20.7 percent and 16.8 percent for the quarter ended April 30, 2001 and 2000, respectively. Gross profit, as a percentage of revenues, was 20.5 percent and 17.5 percent for the six months ended April 30, 2001 and 2000, respectively. The higher percentages in 2001 were mainly due to increased volume and higher prices. The second quarter of 2000 was also adversely effected by recognition of additional costs to complete on two major contracts in the Process Control segment.

Selling, general and administrative expenses as a percentage of revenues were
13.5 percent and 13.1 percent for the quarter ended April 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of revenues were 14.2 percent and 13.7 percent for the six months ended April 30, 2001 and 2000, respectively. The higher percentages related to the quarter were due to increases in wages, insurance and payroll related expenses.

Interest expense (income), net The following schedule shows the amounts for interest expense and income:

                                                      April 30, 2001                  April 30, 2000
                                              Three Months     Six Months     Three Months      Six Months
                                                 Ended           Ended           Ended             Ended
                                              ------------     ----------     ------------      ----------
         Expense.............................    $  180            $ 286          $ 141            $ 298
         Income..............................       (89)            (208)          (155)            (369)
                                                 ------            -----          -----            -----
         Net.................................    $   91            $  78          $ (14)           $ (71)
                                                 ======            =====          =====            =====

Interest expense in fiscal year 2001 and 2000 was primarily related to bank notes payable at rates between 5.2 percent and 8.0 percent. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 2.3 percent and 7.0 percent.

Income tax provision The effective tax rate on earnings was 36.0 percent and
33.4 percent for the quarters ended April 30, 2001 and 2000, respectively. The effective tax rate on earnings was 35.4 percent and 33.6 percent for the six-months ended April 30, 2001 and

2000, respectively. The increases were primarily due to lower estimated foreign sales corporation credits because of lower export sales compared to the prior year. The increase was also due to higher graduated federal and state tax rates based upon higher pre-tax earnings.

Net earnings were $3,121,000 or $0.30 per diluted share for the second quarter of fiscal 2001, an increase from $1,429,000 or $0.14 per diluted share for the same period last year. Net earnings were $5,005,000 or $0.48 per diluted share for the first six months of fiscal 2001, an increase from $2,733,000 or $0.26 per diluted share for the same period last year. The increase was mainly due to higher volume and gross margins in the Switchgear and Bus Duct segments.

Backlog at April 30, 2001 was $187,364,000, compared to $182,247,000 and
$155,850,000 at January 31, 2001, and at October 31, 2000, respectively, an increase of $5,117,000 for the three months and $31,514,000 for the six months. The increase in backlog was primarily in the Switchgear products segment. The increase in bookings is mainly from the domestic electric power production and distribution market.

                                                   April         January          October
                                                   2001            2001             2000
                                               ------------    ------------    -------------
         Switchgear..........................  $133,327,000    $125,928,000    $  98,472,000
         Bus Duct............................    26,120,000      28,064,000       27,986,000
         Process Control.....................    27,917,000      28,255,000       29,392,000
                                               ------------    ------------    -------------
              Total                            $187,364,000    $182,247,000     $155,850,000
                                               ============    ============     ============

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. Funds provided by the revolving line of credit for the six months ending April 30, 2001 were approximately $3,000,000, which included borrowing of approximately $11,750,000 offset by repayments of approximately $8,750,000.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                                                    April 30,          October 31,
                                                                      2001                2000
                                                                  -----------          -----------
      Working Capital                                             $67,660,000          $63,508,000
      Current Ratio                                                 2.57 to 1            2.75 to 1
      Long-term Debt to Capitalization                                .1 to 1              .1 to 1

Management believes that the Company continues to maintain a strong liquidity position. The $4,152,000 increase in working capital during the six months ending April 30, 2001 reflects the Company's increasing level of manufacturing activity as measured by higher revenues and increasing backlog. The Company is working to reduce inventory levels relative to the level of manufacturing activity, and to minimize its investment in other working capital assets through timely invoicing and collection and negotiation of prompt payment terms with customers.

Cash and cash equivalents decreased by $1,020 during the three months ended April 30, 2001. The primary use of cash during this period was to fund working capital increases. The increase in net borrowings for the quarter was the result of borrowings on the revolving line of credit.

The Company had a stock repurchase plan under which the Company was authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 530,100 shares of its common stock at an aggregate cost of approximately $4,936,000 through January 31, 2001, and concurrently the plan was completed. Repurchased shares are added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan.

On April 30, 2001, the Board of Directors approved the Company's planned plant expansion in the Chicago operations of the Bus Duct segment. The Company expects to invest a total of approximately $7.0 million during fiscal 2001 and 2002.

The Company also expects to request in the third quarter of fiscal 2001 approval from the Board of Directors for additional capital expenditures in fiscal 2001 and 2002 in excess of the amount so far approved for the Chicago expansion.

The Company believes the current credit facilities coupled with the Company's additional borrowing capacity along with cash generated from operations will be sufficient to fund the Company's current operations, internal growth and possible acquisitions.

The previous discussion should be read in conjunction with the consolidated financial statements.

FORWARD-LOOKING STATEMENT
-------------------------

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

Part 1
     Item 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $876, 000 at April 30, 2001 and $505,000 at October 31, 2000, respectively.

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

At April 30, 2001 the Company had $6,429,000 in borrowings subject to the interest rate swap at a rate of 5.20 percent through September 30, 2003. The
5.20 percent rate is currently approximately 0.3 percent above market and should represent approximately $5,000 of increased interest expense for fiscal year 2001 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at April 30, 2001 is ($40,163). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on April 30, 2001 was 4.9 percent.

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

     ITEM 2. Changes in Securities and Use of Proceeds
             None

     ITEM 3. Defaults Upon Senior Securities
             Not applicable

     ITEM 4. Submission of Matters to a Vote of Security Holders
             At the annual meeting of stockholders of the Company held on March 16, 2001, Thomas W. Powell, Lawrence R. Tanner and Joseph L. Becherer were elected as directors of the Company with terms ending in 2004. The directors continuing in office after the meeting are Bonnie L. Powell, Steven W. Seale, Jr., Eugene L. Butler, and Robert C. Tranchon. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:

              Nominee               Votes Cast for   Votes Cast Against  Votes Withheld    Abstentions   Non-Votes
              -------               --------------   ------------------  --------------    -----------   ---------
             Thomas W. Powell          8,377,483           495,151              --              0        1,457,275
             Lawrence R. Tanner        8,377,983           494,151              --              0        1,457,775
             Joseph L. Becher          8,377,983           494,151              --              0        1,457,775

             At the annual meeting, the stockholders also approved and ratified the actions of the directors and officers of the Company during fiscal 2000 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

             Votes Cast For          Votes Cast Against            Abstentions                 Non-Votes
             --------------          ------------------            -----------                 ---------
                8,872,634                    --                         --                     1,457,275

             Also at the annual meeting, the stockholders approved an amendment to the 1992 Powell Industries, Inc. Stock Option Plan increasing the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000. The number of votes cast for or against, as well as the number broker non-votes and abstentions, with respect to such matter was as follows:

             Votes Cast For          Votes Cast Against            Abstentions                 Non-Votes
             --------------          ------------------            -----------                 ---------
                7,728,192                    --                        --                      2,601,717

     ITEM 5. Other Information
             None

     ITEM 6. Exhibits and Reports on Form 8-K

             a. Exhibits

                10.1 1992 Powell Industries, Inc. Stock Option Plan-the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the shareholders of the Company at the 2001 Annual Meeting of Stockholders.

             b. Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


POWELL INDUSTRIES, INC.
Registrant



June 13, 2001                      /s/ THOMAS W. POWELL
-------------                      ------------------------------------
Date                               Thomas  W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)




June 13, 2001                      /s/ ROBERT B. GREGORY
-------------                      ------------------------------------
Date                               Robert B. Gregory
                                   Corporate Controller
                                   (Principal Accounting Officer)