Form 10-Q
period 2001-07-31
POWELL INDUSTRIES INC
filed 2001-09-14
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001

                                       or

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period
         from                            to
              --------------------------    -----------------------------


                          COMMISSION FILE NUMBER 0-6050


                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEVADA                                     88-0106100
----------------------------------------     -----------------------------------
    (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)


   8550 Mosley Drive, Houston, Texas                      77075-1180
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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


Common Stock, par value $.01 per share; 10,438,330 shares outstanding as of September 6, 2001.

                    Powell Industries, Inc. and Subsidiaries

Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...............3-9

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and
                      Results of Operations................................10-12

      Item 3.      Quantitative and Qualitative Disclosures

                      About Market Risk.......................................13

Part II - Other Information and Signatures.................................14-15

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      JULY 31,          OCTOBER 31,
                                                                                                        2001               2000
                                                                                                     -----------        -----------
                                                                                                     (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents...................................................................    $    231           $   2,114
     Accounts receivable, less allowance for doubtful accounts of
         $880 and $505, respectively.............................................................      52,232              54,205
     Costs and estimated earnings in excess of billings..........................................      35,306              24,292
     Inventories.................................................................................      23,817              17,523
     Deferred income taxes and income taxes receivable...........................................         179               1,012
     Prepaid expenses and other current assets...................................................       1,669                 827
                                                                                                     --------            --------
         Total Current Assets....................................................................     113,434              99,973
Property, plant and equipment, net...............................................................      34,271              31,383
Deferred income taxes............................................................................       1,638               1,419
Other assets ....................................................................................       4,997               5,151
                                                                                                     --------            --------
         Total Assets............................................................................    $154,340            $137,926
                                                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term debt.............................................................................    $  2,500            $    ---
     Current maturities of long-term debt........................................................       1,429               1,429
     Accounts and income taxes payable...........................................................      14,255              16,373
     Accrued salaries, bonuses and commissions...................................................       8,097               6,736
     Accrued product warranty....................................................................       1,584               1,316
     Other accrued expenses......................................................................       6,200               5,296
     Billings in excess of costs and estimated earnings..........................................       9,336               5,315
                                                                                                     --------            --------
         Total Current Liabilities...............................................................      43,401              36,465
Long-term debt, net of current maturities .......................................................       4,643               5,714
Deferred compensation expense....................................................................       1,361               1,241
Postretirement benefits liability................................................................         418                 419
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000 shares authorized; 10,964 and
         10,821 shares issued....................................................................         109                 108
     Additional paid-in capital..................................................................       8,215               6,830
     Accumulated other comprehensive income (loss): fair value of interest rate swap.............        (106)                ---
     Treasury stock, 530 shares and 505 shares respectively, at cost.............................      (4,936)             (4,669)
     Deferred compensation-ESOP..................................................................      (2,421)             (2,607)
     Retained earnings...........................................................................     103,656              94,425
                                                                                                     --------            --------
         Total Stockholders' Equity..............................................................     104,517              94,087
                                                                                                     --------            --------
         Total Liabilities and Stockholders' Equity..............................................    $154,340            $137,926
                                                                                                     ========            ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   THREE MONTHS ENDED JULY 31,
                                                                                     2001             2000
                                                                                   --------          -------
Revenues.......................................................................     $70,780          $54,476
Cost of goods sold.............................................................      55,028           43,899
                                                                                    -------          -------
Gross profit...................................................................      15,752           10,577
Selling, general and administrative expenses...................................       9,129            7,499
                                                                                    -------          -------
Earnings before interest and income taxes......................................       6,623            3,078
Interest expense, net..........................................................         154               14
                                                                                    -------          -------
Earnings before income taxes...................................................       6,469            3,064
Income tax provision...........................................................       2,243            1,086
                                                                                    -------          -------
Net earnings...................................................................     $ 4,226          $ 1,978
                                                                                    =======          =======
Net earnings per common share:
   Basic.......................................................................     $  0.41          $  0.19
   Diluted.....................................................................        0.40             0.19
Weighted average number of common shares outstanding...........................      10,427           10,362
                                                                                    =======          =======
Weighted average number of common and common equivalent shares outstanding.....      10,617           10,434
                                                                                    =======          =======




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    NINE MONTHS ENDED JULY 31,
                                                                                      2001              2000
                                                                                    --------          ---------
Revenues.......................................................................     $194,650          $ 160,376
Cost of goods sold.............................................................      153,458            131,253
                                                                                    --------          ---------
Gross profit...................................................................       41,192             29,123
Selling, general and administrative expenses...................................       26,743             21,999
                                                                                    --------          ---------
Earnings before interest and income taxes......................................       14,449              7,124
Interest expense (income), net.................................................          232                (57)
                                                                                    --------          ---------
Earnings before income taxes...................................................       14,217              7,181
Income tax provision...........................................................        4,986              2,470
                                                                                    --------          ---------
Net earnings...................................................................     $  9.231          $   4,711
                                                                                    ========          =========
Net earnings per common share:
   Basic.......................................................................     $   0.89          $    0.45
   Diluted.....................................................................         0.88               0.45

Weighted average number of common shares outstanding...........................       10,362             10,490
                                                                                    ========          =========
Weighted average number of common and common equivalent shares outstanding.....       10,513             10,556
                                                                                    ========          =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED JULY 31,
                                                                                 2001              2000
                                                                               --------           --------
Operating Activities:
     Net earnings..........................................................    $  9,231           $  4,711
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.....................................       3,338              3,412
         (Gain)/loss on disposition of assets..............................         121                 --
         Deferred income tax provision (benefit)...........................        (219)               923
         Change in postretirement benefits liability.......................          (1)              (149)
         Changes in operating assets and liabilities:
              Accounts receivable, net.....................................       1,973              7,836
              Costs and estimated earnings in excess of billings...........     (11,014)           (11,078)
              Inventories..................................................      (6,294)            (5,004)
              Prepaid expenses and other current assets....................        (842)               456
              Other assets.................................................        (102)              (442)
              Accounts payable and income taxes payable or receivable......      (1,284)                81
              Accrued liabilities..........................................       2,533              2,132
              Billings in excess of costs and estimated earnings...........       4,021               (577)
              Deferred compensation expense................................         306                279
                                                                               --------           --------
                  Net cash provided by operating activities................       1,767              2,580
Investing Activities:
     Purchases of property, plant and equipment............................      (6,197)            (2,054)
                                                                               --------           --------
                  Net cash used in investing activities....................      (6,197)            (2,054)
                                                                               --------           --------

Financing Activities:
     Borrowings of short-term debt.........................................      19,750                 --
     Repayments of short-term debt.........................................     (17,250)                --
     Repayments of long-term debt..........................................      (1,071)            (2,071)
     Payments to reacquire common stock....................................        (267)            (4,139)
     Exercise of stock options.............................................       1,385                850
                                                                               --------           --------
                  Net cash provided by (used in) financing activities......       2,547             (5,360)
                                                                               --------           --------
Net decrease in cash and cash equivalents..................................      (1,883)            (4,834)
Cash and cash equivalents at beginning of period...........................       2,114             10,646
                                                                               --------           --------
Cash and cash equivalents at end of period.................................    $    231           $  5,812
                                                                               ========           ========

Supplemental disclosure of cash flow information (in thousands):
     Cash paid during the period for:
         Interest..........................................................    $    506           $    468
         Income taxes......................................................    $  4,100           $  2,000




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

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB101). The Staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principles of revenue recognition and does not supersede any existing authoritative literature. The Company expects to implement SAB 101 in the quarter beginning August 1, 2001. Management has reviewed the staff's views presented in SAB 101 and does not believe its adoption will have a material impact on the financial position or results of operations of the Company.

     On June 30, 2001 the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these statements effective November 1, 2002. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. The Company does not believe that the effect on its Financial Statements of the adoption of SFAS No. 141 will be material. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit of the asset is based on contractual or legal rights. The Company is evaluating the impact of the standard's requirement for goodwill impairment analysis and acquired intangible assets. Goodwill amortization for three and nine months ended July 31, 2001 was $36,000 and $109,000, respectively, which had an earnings per diluted share impact of $0.00 and $0.01 for the respective periods.

B.   INVENTORY

                                                                                     July 31,        October 31,
                                                                                       2001              2000
                                                                                   -----------       -----------
                                                                                   (unaudited)
     The components of inventory are summarized below (in thousands):
     Raw materials, parts and subassemblies.....................................      $15,907          $11,162
     Work-in-process............................................................        7,910            6,361
                                                                                     --------         --------
     Total inventories..........................................................      $23,817          $17,523
                                                                                      =======          =======


C.   PROPERTY, PLANT AND EQUIPMENT

                                                                                     July 31,        October 31,
                                                                                       2001             2000
                                                                                   -----------       -----------
                                                                                   (unaudited)

    Property, plant and equipment is summarized below (in thousands):
     Land.......................................................................     $  5,376        $  3,193
     Buildings and improvements.................................................       30,825          30,640
     Machinery and equipment....................................................       31,481          29,001
     Furniture & fixtures.......................................................        3,829           3,690
     Construction in process....................................................        2,130           1,141
                                                                                     --------        --------
                                                                                       73,641          67,665
     Less-accumulated depreciation............................................. .     (39,370)        (36,282)
                                                                                     --------        --------
     Total property, plant and equipment, net...................................     $ 34,271        $ 31,383
                                                                                     ========        ========

D.   PRODUCTION CONTRACTS

     For contracts for which the percentage-of-completion method is used, costs and estimated earnings in excess of billings are shown as a current asset and billings in excess of costs and estimated earnings are shown as a current liability. The components of these contracts are as follows (in thousands):

                                                                   July 31,          October 31,
                                                                     2001               2000
                                                                 -----------         -----------
                                                                 (unaudited)
Costs and estimated earnings                                      $ 214,337           $ 120,641
Progress billings                                                  (179,031)            (96,349)
                                                                  ---------           ---------
Total costs and estimated earnings in excess of billings          $  35,306           $  24,292
                                                                  =========           =========
Progress billings                                                 $  71,534           $  91,766
Costs and estimated earnings                                        (62,198)            (86,451)
                                                                  ---------           ---------
Total billings in excess of costs and estimated earnings          $   9,336           $   5,315
                                                                  =========           =========


E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three Months Ended July 31,        Nine Months Ended July 31,
                                                                          2001              2000             2001            2000
                                                                          ----              ----             ----            ----
                                                                                (unaudited)                        (unaudited)
    Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from operations
           available to common stockholders.....................          $4,226           $1,978           $9,231          $4,711
                                                                          ======           ======           ======          ======
    Denominator:
         Denominator for basic earnings per share-
          weighted average shares...............................          10,427           10,362           10,362          10,490
         Effect of dilutive securities-employee stock options...             190               72              151              66
                                                                          ------           ------           ------          ------
         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions..........................................          10,617           10,434           10,513          10,556
                                                                          ======           ======           ======          ======
    Basic earnings per share....................................           $0.41            $0.19            $0.89           $0.45
                                                                           =====            =====            =====           =====
    Diluted earnings per share..................................           $0.40            $0.19            $0.88           $0.45
                                                                           =====            =====            =====           =====

F.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 133 as amended on November 1, 2000. Accordingly, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income (loss). The Company's comprehensive income (loss), which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                                                      Three Months                Nine Months
                                                                                     Ended July 31,             Ended July 31,
                                                                                         2001                        2001
                                                                                         ----                        ----
         Net income............................................................         $4,226                      $9,231
         Initial adoption of SFAS 133..........................................            192                         192
         Change in fair value of hedge instrument..............................            (66)                       (298)
                                                                                        ------                      ------
         Comprehensive income(loss)............................................         $4,352                      $9,125
                                                                                        ======                      ======


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

     The required disclosures for the business segments are set forth below (in thousands):

                                                                       Three Months Ended July 31,        Nine Months Ended July 31,
                                                                          2001              2000             2001            2000
                                                                          ----              ----             ----            ----
                                                                                (unaudited)                        (unaudited)
      Revenues:
         Switchgear.............................................         $52,925          $37,959         $143,786        $114,657
         Bus Duct...............................................          11,557            8,341           31,052          23,116
         Process Control Systems................................           6,298            8,176           19,811          22,603
                                                                         -------          -------         --------        --------
      Total Revenues............................................         $70,780          $54,476         $194,649        $160,376
                                                                         =======          =======         ========        ========
      Earnings from operations before income taxes:
         Switchgear.............................................        $  4,480         $  1,386         $  8,632        $  3,658
         Bus Duct...............................................           1,650            1,610            5,031           3,920
         Process Control Systems................................             339               68              554            (397)
                                                                        --------         --------         --------        --------
      Total earnings from operations before income taxes........        $  6,469         $  3,064         $ 14,217        $  7,181
                                                                        ========         ========         ========        ========



                                                                                        July 31,          October 31,
                                                                                          2001               2000
                                                                                          ----               ----
                                                                                       (unaudited)
      Assets
         Switchgear...............................................................       $112,688           $100,071
         Bus Duct.................................................................         19,993             15,608
         Process Control Systems..................................................         16,134             14,331
         Corporate................................................................          5,525              7,916
                                                                                        ---------          ---------
      Total Assets................................................................       $154,340           $137,926
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

                                                            July 31, 2001                   July 31, 2000
                                                  -------------------------------------------------------------
                                                  Three Months     Nine Months     Three Months     Nine Months
                                                     Ended            Ended           Ended            Ended
                                                  ------------     -----------     ------------     -----------


Revenues                                             100.0%           100.0%         100.0%            100.0%
Gross profit                                          22.3             21.2           19.4              18.2
Selling, general and administrative
  Expenses                                            12.9             13.7           13.8              13.7
Interest expense, net                                  0.2              0.1             --                --
Earnings from operations before income
  taxes                                                9.1              7.3            5.6               4.4
Income tax provision                                   3.1              2.6            2.0               1.5
Net earnings                                           6.0              4.7            3.6               2.9


Revenues for the quarter ended July 31, 2001 were up 29.9 percent to $70,780,000 from $54,476,000 in the third quarter of last year. Revenues for the nine months ended July 31, 2001, were up 21.4 percent to $194,650,000 from $160,376,000 for the same nine-month period last year. The increase in revenues was in the Switchgear products and Bus Duct segments due to increasing demand for our products and services from the domestic electric power production and distribution and the oil and gas production markets.

Gross profit, as a percentage of revenues, was 22.3 percent and 19.4 percent for the quarter ended July 31, 2001 and 2000, respectively. Gross profit, as a percentage of revenues, was 21.2 percent and 18.2 percent for the nine months ended July 31, 2001 and 2000, respectively. The higher percentages in 2001 were mainly due to increased volume. The nine months gross profit percentage of 2000 was also adversely effected by recognition of additional costs to complete on two major contracts in the Process Control segment.

Selling, general and administrative expenses as a percentage of revenues were
12.9 percent and 13.8 percent for the quarter ended July 31, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of revenues were 13.7 percent for both the nine months ended July 31, 2001 and 2000. The lower percentages during the quarter were due to lower wages and payroll related expenses.

Interest expense (income), net The following schedule shows the amounts for interest expense and income:

                                                        July 31, 2001                      July 31, 2000
                                               Three Months     Nine Months       Three Months     Nine Months
                                                   Ended           Ended             Ended            Ended
                                               ---------------------------------------------------------------
         Expense.............................     $ 244            $ 530            $ 193            $ 491
         Income..............................       (90)            (298)            (179)            (548)
                                                  -----            -----            -----            -----
         Net.................................     $ 154            $ 232            $  14            $ (57)
                                                  =====            =====            =====            =====


Interest expense in fiscal year 2001 and 2000 was primarily related to bank notes payable at rates between 5.2 percent and 8.25 percent. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 1.6 percent and 7.0 percent.

Income tax provision  The effective tax rate on earnings was 34.7 percent and
35.4 percent for the quarters ended July 31, 2001 and 2000, respectively. The effective tax rate on earnings was 35.1 percent and 34.4 percent for the nine months ended July 31, 2001 and 2000, respectively. The increases for the three months and the nine months were primarily due to lower estimated foreign sales corporation credits because of lower export sales compared to the prior year. The increases were also due to higher graduated federal and state tax rates based upon higher pre-tax earnings.

Net earnings were $4,226,000 or $0.40 per diluted share for the third quarter of fiscal 2001, an increase from $1,978,000 or $0.19 per diluted share for the same period last year. Net earnings were $9,231,000 or $0.88 per diluted share for the first nine months of fiscal 2001, an increase from $4,711,000 or $0.45 per diluted share for the same period last year. The increase was mainly due to higher volume and gross margins in the Switchgear and Bus Duct segments.

Backlog at July 31, 2001 was $200,922,000, compared to $187,364,000 and
$155,850,000 at April 30, 2001, and at October 31, 2000, respectively, an increase of $13,558,000 for the three months and $45,072,000 for the nine months. The increase in backlog was primarily in the Switchgear segment due mainly to increased bookings from the domestic electric power production and distribution market. This was partially offset by lower demand in the Bus Duct segment.

                                                    July             April          October
                                                    2001             2001            2000
                                               ----------------------------------------------
         Switchgear..........................  $145,706,000     $133,327,000     $ 98,472,000
         Bus Duct............................    23,297,000       26,120,000       27,986,000
         Process Control.....................    31,919,000       27,917,000       29,392,000
                                               ------------     ------------     ------------
              Total                            $200,922,000     $187,364,000     $155,850,000
                                               ============     ============     ============


LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000 and to extend the maturity date to February 2002. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. Funds provided by the revolving line of credit for the nine months ended July 31, 2001, were approximately $2,500,000, which included borrowing of approximately $19,750,000 offset by repayments of approximately $17,250,000.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                                                    July 31,           October 31,
                                                                      2001                2000
                                                                 ----------------------------------
      Working Capital                                             $70,031,000          $63,508,000
      Current Ratio                                                 2.61 to 1            2.75 to 1
      Long-term Debt to Capitalization                               .1 to 1               .1 to 1


Management believes that the Company continues to maintain a strong liquidity position. The $6,523,000 increase in working capital during the nine months ended July 31, 2001 reflects the Company's increasing level of manufacturing activity as measured by higher revenues and increasing backlog. The Company is working to reduce inventory levels relative to the level of manufacturing activity, and to minimize its investment in other working capital assets through timely invoicing and collection and negotiation of prompt payment terms with customers.

Cash and cash equivalents decreased by $1,883,000 during the nine months ended July 31, 2001. The primary use of cash during this period was to fund working capital increases. The increase in net borrowings for the nine months ended July 31, 2001, was the result of borrowings on the revolving line of credit.

The Company had a stock repurchase plan under which the Company was authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 530,100 shares of its common stock at an aggregate cost of approximately $4,936,000 through January 31, 2001. Repurchased shares were added to treasury stock and are available for general corporate purposes including issuance under the Company's employee stock option plan. No additional shares will be purchased under this plan.

On April 30, 2001, the Board of Directors approved the Company's planned plant expansion in the Chicago operations of the Bus Duct segment. The Company expects to invest a total of approximately $9.0 million during fiscal 2001 and 2002 on this project. During the third quarter the Board of Directors also approved an additional $10.0 million for capital expenditures and plant expansions in the Switchgear segment.

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

Part 1

     Item 3


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's IBOR. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $880,000 at July 31, 2001 and $505,000 at October 31, 2000, respectively.

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

At July 31, 2001 the Company had $6,072,000 in borrowings subject to the interest rate swap at a rate of 5.20 percent through September 30, 2003. The
5.20 percent rate is currently approximately 0.3 percent above market and should represent approximately $23,000 of increased interest expense for fiscal year 2001 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at July 31, 2001 is ($106,000). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on July 31, 2001 was 3.71 percent.

Part II

                                OTHER INFORMATION

     ITEM 1.      Legal Proceedings
                  The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position of results of operations of the Company.

     ITEM 2.      Changes in Securities and Use of Proceeds
                  During the quarter ended July 31, 2001, the Company issued a total of 66,880 shares of common stock that were not registered under the Securities Act in reliance upon Section 4(2) of the Act exempting transactions by an issuer not involving a public offering. Such shares were issued to certain employees of the Company upon the exercise of options granted to such employees under the 1992 Powell Industries Stock Option Plan. The Aggregate consideration received by the Company in connection with the issuance of such shares was $ 951,000.

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

POWELL INDUSTRIES, INC.
Registrant

September 14, 2001                   /s/ THOMAS W. POWELL
------------------                   ------------------------------------------
Date                                 Thomas  W. Powell
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)




September 14, 2001                   /s/ ROBERT B. GREGORY
------------------                   ------------------------------------------
Date                                 Robert B. Gregory
                                     Corporate Controller
                                    (Principal Accounting Officer)