Form 10-K405
period 2001-10-31
POWELL INDUSTRIES INC
filed 2002-01-29
CIK 80420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001



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

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $200,921,549 as of January 10, 2002. The number of shares of the Company's Common Stock outstanding on that date was 10,464,664 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002, annual meeting of stockholders to be filed not later than 120 days after October 31, 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Powell Industries, Inc. ("Powell" or the "Company") was incorporated under the laws of the State of Nevada in December 1968. The Company is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977.

     The Company sells, designs, develops, manufactures, packages and services systems and equipment for the distribution, control and management of electrical energy and process control systems. The Company's offices are located in Houston, Texas with plants located in Houston, Greenville and Jacinto Port, Texas; Elyria and North Canton, Ohio; Franklin Park, Illinois; Pleasanton and Watsonville, California; and Duluth, Georgia. The products manufactured by the Company are made pursuant to specifications required for a particular order.

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

          Switchgear and other related equipment: Switchgear are defined as free-standing metal enclosures containing a selection of electrical components that protect, monitor and control the flow of electricity from its source to motors, transformers and other electrically powered equipment as well as customized portable buildings to house switchgear and related equipment (PCR(R)). Major electrical components include circuit breakers, protective relays, meters, control switches, fuses, motor control centers and both current and potential transformers.

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

          Process Control Systems: The process control systems supplied by the Company consist principally of instrumentation, computer control, communications, and data management systems. Demand for process control systems has been for modernization and expansion projects as well as new facilities that mainly serve the transportation, environmental, industrial and utilities industries.

     See Note L of the Notes to Consolidated Financial Statements for certain financial information regarding these product segments.

SUPPLIERS

     All of the Company's products are manufactured using components and materials that are readily available from numerous domestic suppliers.

METHODS OF DISTRIBUTION AND CUSTOMERS

     The Company's products are sold through manufacturers' representatives and its internal sales force. The Company is not dependent on any single customer for sales and the loss of any specific customer would not have a material adverse effect upon the Company. No single customer or export country accounted for more than 10% of consolidated revenues in the fiscal years ended 2001, 2000 or 1999. Export revenues were $21,431,000, $44,421,000 and
$70,373,000 in fiscal years 2001, 2000 and 1999, respectively. See Note H of the Notes to Consolidated Financial Statements showing the geographic areas in which these revenues were recorded.

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

EMPLOYEES

     At October 31, 2001, the Company employed 1,612 employees on a full-time basis. Management considers its employee relations to be good.

BACKLOG

     The Company's backlog of orders was $208,938,000 and $155,850,000 at October 31, 2001 and 2000, respectively, and the percentage of its 2001 year end backlog that it expects to ship in fiscal year 2002 is 89%. Orders included in the backlog are represented by purchase orders and contracts which the Company believes to be firm. The terms on which the Company accepts orders include a penalty for cancellation. Historically, no material amount of orders included in backlog has been canceled. No material portion of the Company's business is seasonal in nature.

RESEARCH AND DEVELOPMENT

     During the fiscal years ended October 31, 2001, 2000 and 1999, the Company spent approximately $3,142,000, $2,920,000 and $3,031,000 respectively, on research and development programs.

ITEM 2.  PROPERTIES

     The following table sets forth information about the Company's principal facilities at October 31, 2001.

                                            SQUARE FOOTAGE
LOCATION                            ACRES   OF FACILITIES                    OCCUPANCY
--------                            -----   --------------                   ---------
Owned:
     Franklin Park, IL............    2.0       64,000       Delta-Unibus Corp. (Delta)
     North Lake, IL...............   10.0      103,500*      Delta-Unibus Corp. (Delta)
     Greenville, TX...............   19.0      109,000       Powell-ESCO Company (ESCO)
     Houston, TX..................   26.2      421,000       Powell Electrical Manufacturing Co.
                                                             (PEMCO)
     Jacinto Port, TX.............   42.0        9,600       PEMCO-Offshore Division
     North Canton, OH.............    8.0       72,000       PEMCO-North Canton Division
     Elyria, OH...................    8.6       64,000       Unibus, Inc. (Unibus)
Leased:
     Pleasanton, CA...............              39,100       Transdyn Controls, Inc. and Power
                                                             Electronics Company, Inc. (PPECO)
     Watsonville, CA..............               9,600       PPECO
     Duluth, GA...................              29,700       Transdyn Controls, Inc.
                                    -----      -------
Total.............................  115.8      921,500

---------------

* Currently under construction, expected completion April 2002.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to legal and other disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which were submitted to a vote of security holders through proxies, or otherwise, during the fourth quarter of the fiscal year ended October 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of October 31, 2001, there were approximately 689 holders of record of Powell Industries, Inc. common stock, which is traded on the over-the-counter market and listed on the NASDAQ National Market System under the symbol POWL.

     Quarterly stock prices and trading volumes for the last two fiscal years are as follows:

                                                                            AVERAGE DAILY
                                                  HIGH     LOW      LAST       VOLUME
                                                 ------   ------   ------   -------------
2000
     First Quarter.............................  $ 8.38   $ 4.63   $ 6.88       37,863
     Second Quarter............................   10.50     6.88     8.91       19,527
     Third Quarter.............................   10.19     7.25     8.38       13,883
     Fourth Quarter............................   13.31     7.88    10.94       13,400
2001
     First Quarter.............................  $14.13   $ 9.50   $13.31       19,417
     Second Quarter............................   17.85    13.31    17.85       75,427
     Third Quarter.............................   32.66    17.85    20.85      106,859
     Fourth Quarter............................   28.50    17.06    21.19       58,103

     The Company has paid no dividends on its common stock during the last three years and anticipates that it will not do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data for fiscal years 2001, 2000, and 1999 has been derived from consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The following data for fiscal years 1998 and 1997 has been derived from consolidated financial statements audited by Arthur Andersen LLP, which do not appear in this report. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

YEARS ENDED OCTOBER 31,                     2001           2000           1999           1998           1997
-----------------------                 ------------   ------------   ------------   ------------   ------------
Statements of operations data:
  Revenues............................  $271,243,000   $223,019,000   $212,531,000   $212,733,000   $191,651,000
  Earnings from continuing
    operations........................    13,542,000      7,061,000      7,127,000     11,465,000     12,629,000
  Loss from discontinued operations
    (net of income taxes).............            --             --             --     (4,800,000)            --
                                        ------------   ------------   ------------   ------------   ------------
Net earnings..........................  $ 13,542,000   $  7,061,000   $  7,127,000   $  6,665,000   $ 12,629,000
                                        ============   ============   ============   ============   ============
Net earnings per common share:
  Continuing operations
    Basic:............................  $       1.30   $        .68   $        .67   $       1.08           1.19
    Diluted:..........................          1.28            .67            .66           1.07           1.17
  Discontinued operations
    Basic:............................            --             --             --           (.45)            --
    Diluted:..........................            --             --             --           (.45)            --
Net earnings per common share:
    Basic:............................          1.30            .68            .67            .63           1.19
    Diluted:..........................          1.28            .67            .66            .62           1.17
Weighted average number of common
  shares outstanding..................    10,381,000     10,451,000     10,665,000     10,644,000     10,622,000
Weighted average number of common and
  common equivalent shares
  outstanding.........................    10,600,000     10,530,000     10,777,000     10,743,000     10,808,000
Balance Sheet Data:
  Working capital.....................  $ 88,981,000   $ 63,508,000   $ 59,782,000   $ 58,826,000   $ 51,769,000
  Total assets........................   186,361,000    137,926,000    127,531,000    127,131,000    122,867,000
  Long-term debt......................    21,285,000      5,714,000      7,143,000     11,571,000      6,000,000
  Stockholders' equity................   109,369,000     94,087,000     90,772,000     83,336,000     76,307,000

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

     - Significant decreases in the Company's backlog,

     - Availability to find and retain qualified employees,

     - Unforeseen political or economic problems in countries to which the Company exports its products,

     - Unforeseen material employee relations problems,

     - Problems in the quality, design and production methods, contract negotiations or pricing of its products,

     - Unfavorable material litigation or claims made against the Company,

     - Changes in general market conditions, competition and pricing,

     - International instability from terrorism or war,

     - Availability of capital and debt service, and

     - Larger competitors which have greater capital and management resources.

  RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items from the Consolidated Statements of Operations.

                                                              YEARS ENDED OCTOBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Revenues....................................................  100.0%   100.0%   100.0%
Gross profit................................................   21.0     18.2     18.9
Selling, general and administrative expenses................   13.0     13.5     13.8
Interest (income) expense, net..............................     .1       --       .2
Net earnings................................................    5.0      3.2      3.4

  REVENUES

     The Company reported revenues of $271,243,000, $223,019,000 and $212,531,000 in fiscal years 2001, 2000 and 1999, respectively. Revenues increased 22% in fiscal year 2001 as compared to fiscal year 2000. Revenues in the switchgear products segment were up 25% and bus duct segment increased 32% from fiscal 2000 due to growth in the domestic electrical power generation markets, which was partially offset by lower revenues from the process control segment which decreased 10% due to value added professional work which has less pass through charges. Revenues increased 5% in fiscal year 2000 when compared to fiscal year 1999 due to higher revenues from bus duct and switchgear segments which increased 15% and 7%, respectively due to growth in the domestic electrical power generation markets, partially offset by lower revenues from the process control segment, down 11% due to a shift to value added professional work which has less pass through charges.

     Export revenues declined for the third straight year but are still an important component of the Company's operations, accounting for 8%, 20% and 33% of consolidated revenues in fiscal years 2001, 2000 and 1999, respectively. A schedule is provided in Note H of the Notes to Consolidated Financial Statements showing the geographic areas in which these sales were made. This schedule shows the reduction in international revenues in 2001 was primarily related to declines in sales activity in the Far East and North, Central and South America (excluding the US). The schedule also shows lower international revenues in 2000 primarily related to declines in sales activity in Middle Eastern and African countries. Management anticipates that consolidated revenues will increase in fiscal 2002 and that export revenues will contribute approximately 10% to 20% of consolidated revenues.

     The following trend table sets forth, as a percentage of total revenues, for each business segment.

                                                               YEAR ENDED OCTOBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Revenues:
  Switchgear................................................    74%      73%      71%
  Bus Duct..................................................    16%      14%      13%
  Process Control Systems...................................    10%      13%      16%
                                                               ----     ----     ----
Total.......................................................   100%     100%     100%

  GROSS PROFIT

     Gross profit, as a percentage of revenues, was 21.0%, 18.2%, and 18.9% in fiscal years 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 was due to increased volumes and favorable prices for our switchgear and bus duct segment products. The decrease in 2000 from 1999 was due mainly to an inventory adjustment at one of the switchgear operations and additional costs on a major project at our process control segment. The Company continues to implement lean manufacturing initiatives to reduce costs and respond to the competitive markets it serves.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of revenues were 13.0%, 13.5%, and 13.8% for fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal years 2001 and 2000, as a percentage of revenues, was due to controlling of expenses as revenues increased in 2001.

  INTEREST (INCOME) EXPENSE, NET

     The following schedule shows the amounts of interest expense and income:

                                                              2001    2000    1999
                                                              -----   -----   -----
Interest expense............................................  $ 673   $ 639   $ 774
Interest income.............................................   (314)   (683)   (413)
                                                              -----   -----   -----
Net interest................................................  $ 359   $ (44)  $ 361
                                                              =====   =====   =====

     Sources of interest expense were related to a revolving credit facility and bank notes in fiscal year 2001 with interest rates ranging between 4% to 8%. In 2000 and 1999 sources of interest expense were related to bank notes bearing interest at approximately 6%. Interest expense was consistent with prior years.

     Sources of interest income were related to a note receivable and to short-term investments of available funds at various rates between 1% and 7%. Interest income decreased due to less available funds for overnight investment.

  INCOME TAX PROVISION

     The effective income tax rate on earnings from before income taxes was 37%, 35%, and 32% for fiscal years 2001, 2000 and 1999, respectively. The effective income tax rate is consistent with the statutory rate for 2001 considering the effect of state income taxes, but lower than the statutory rate, inclusive of the state rate, in 2000 and 1999 due primarily to foreign sales corporation credits.

  NET EARNINGS

     Net earnings were $13,542,000 or $1.28 per diluted share in fiscal year 2001 compared to $7,061,000 or $.67 per diluted share and $7,127,000 or $.66 per diluted share in fiscal years 2000 and 1999, respectively. The difference in 2000 compared to 1999 was due mainly to an inventory adjustment at one of the switchgear operations and additional costs on a major project at our process control segment. The increase in 2001 as compared to 2000 is related to growth in volume and increased gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1998, the Company amended an existing credit agreement for a revolving line of credit with a major domestic bank which provided for a new $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999, the credit agreement was amended to reduce the line of credit to $15,000,000. In October 2001, the credit agreement was amended and restated to increase the revolving line of credit to $25,000,000 and to extend the maturity date to February 28, 2003. The term loan has a maturity of five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The stated rate for the loan was London Interbank offered rate (LIBOR) plus .5%. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a 0.75 to 1.25 percent fee based on financial covenants. The revolving line of credit provides for the Company to elect an interest rate on amounts borrowed of (1) the bank's prime rate, which was 5.5% at October 31, 2001, less .5 percent (on the first $5,000,000) and the bank's prime rate on additional borrowings, or (2) the LIBOR rate was 2.23% at October 31, 2001, plus an additional percentage of .75% to 1.25% based on the Company's performance. Also, a fee of .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 2001, the Company had borrowings outstanding under this revolving line of credit of $9,000,000 with an effective interest rate of 5.2% per annum.

     A Company subsidiary ("Borrower") borrowed $8 million on October 25, 2001, through a loan agreement funded with proceeds from certain tax-exempt industrial development revenue bonds ("Bonds"). The Bonds were issued by the Illinois Development Finance Authority and are to be used strictly for the completion of North Lake, Illinois production facility. A reimbursement agreement between the Borrower and a major U.S. Bank, required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds trustee that guarantees payment of the bonds principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021 but the Reimbursement Agreement requires Borrower to provide for redemption of one twentieth of the par amount of the bonds on October 25, 2002, and each subsequent anniversary. A sinking fund equal to one twentieth of the total Bonds outstanding will be funded by the Company each year for redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the bonds remarketing agent, which was the underwriter for the Bonds and is an affiliate of the Bank. This interest rate was 2.30% per annum on October 31, 2001.

     The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the liquidity measures which management believes to be significant.

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Working capital...............................  $88,981,000   $63,508,000   $59,782,000
Current ratio.................................    2.66 to 1     2.75 to 1     3.13 to 1
Debt to total capitalization..................      .2 to 1       .1 to 1       .1 to 1

     Management believes that the Company continues to maintain a strong liquidity position. The increase in working capital in fiscal 2001 compared to 2000 was $25,473,000. However, during 2001 there were large increases in accounts receivable and in costs and estimated earnings in excess of billings partially offset by an increase in billing in excess of costs and estimated earnings. These increases resulted in a large decrease in cash and cash equivalents. The increase in working capital at October 31, 2000, as compared to October 31, 1999 is due mainly to large increases in accounts receivable and costs and estimated earnings in excess of billings partially offset by an increase in billing in accounts payable.

     The net cash used in operating activities was $2,057,000 for fiscal 2001 due to the build up of accounts receivable and costs in excess of billings because of sales volume increases in the fourth quarter of 2001 partially offset by increases in billings and excess of costs in estimated earnings. The net cash provided by operating activities was $522,000 in fiscal 2000. The decrease in cash provided from operations in fiscal year 2000 compared to fiscal 1999 was due to the increases in accounts receivable, costs and estimated earnings in excess of billings, and purchases of property, plant and equipment partially offset by an increase in accounts payable.

     Capital expenditures totaled $10,291,000 during fiscal year 2001 compared to $2,648,000 during fiscal year 2000. The major expenditures in 2001 were for the expansion of plants in the switchgear and bus duct segments. During fiscal year 2000 the majority of the capital expenditures were machinery and equipment. During the fiscal year 1999 the majority of the capital expenditures were for the purchase of a facility in North Canton, Ohio and for machinery and equipment. Management expects the Company's capital expenditures program to be approximately $23,000,000 in fiscal year 2002, primarily for additional capacity at its North Lake, Illinois and Channelview, Texas facilities and replacement of machinery and equipment.

     The Company announced in December 1999 that authorization had been given by the Board of Directors to repurchase up to $5,000,000 of its outstanding common stock, subject to market conditions. Pursuant to this plan, the Company repurchased 530,100 shares of its common stock at an aggregate cost of approximately $4,887,000 through October 31, 2001, at which time the program was ended. Repurchased shares added to treasury stock are available for general corporate purposes including issuance under the Company's employee stock option plan.

     The Company's fiscal year 2002 asset management program will continue to focus on the reduction of accounts receivable days outstanding and reduction in inventories. Management believes that the cash and cash equivalents of $6,520,000 at October 31, 2001, along with funds generated from operating activities and funds available through borrowings from the revolving line of credit will be sufficient to meet the capital requirements and operating needs of the Company for at least the next twelve months.

EFFECTS OF INFLATION AND RECESSION

     During the last three years, the Company has not experienced any significant effects of inflation on its operations. Management continues to evaluate the potential impact inflation could have on future growth and minimizes the impact by including escalation clauses in long-term contracts. Recent marketing and financial reports indicate that the current economic conditions should remain in 2002 at approximately the same level as 2001 and the Company does not anticipate significant increases in inflation in the immediate future. The Company has not been affected by the current recession in the United States and based upon current backlog levels does not anticipate that it will be affected.

NEW ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133, as amended, on November 1, 2000. As of October 31, 2001, the Company has recorded a liability of $222,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount, net of income taxes, as a component of comprehensive income.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB 101 does not supersede any existing authoritative literature. The Company adopted SAB 101 during 2001, and there was no material effect.

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these statements effective November 1, 2002. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. The Company does not believe that the effect on its Financial Statements of the adoption of SFAS No. 141 will be material. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit to the asset is based on contractual or legal rights. The Company is evaluating the impact of the standard's requirement for goodwill impairment analysis. At October 31, 2001, net goodwill was $1,062,000 and the annual amortization of such goodwill was $146,000, which had an earnings per diluted share impact of $0.01.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to LIBOR or bank's prime rate. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $551,000 at October 31, 2001 and $505,000 at October 31, 2000, respectively, which management believes is adequate.

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

     At October 31, 2001, the Company had $5,714,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 2.97% above market and should represent approximately $170,000 of increased interest expense for fiscal year 2002 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at October 31, 2001 is ($222,000). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day London Interbank Offered Rate (LIBOR) rate. The closing 90 day LIBOR rate on October 31, 2001 was 2.23%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Financial Statements:
  Report of Independent Public Accountants..................   13
  Consolidated Balance Sheets as of October 31, 2001 and
     2000...................................................   14
  Consolidated Statements of Operations for the three years
     ended October 31, 2001.................................   15
  Consolidated Statements of Stockholders' Equity for the
     three years ended October 31, 2001.....................   16
  Consolidated Statements of Cash Flows for the three years
     ended October 31, 2001.................................   17
  Notes to Consolidated Financial Statements................  18-32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powell Industries, Inc. and subsidiaries as of October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
November 29, 2001

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
ASSETS
Current Assets:
     Cash and cash equivalents..............................    $  6,520      $  2,114
     Accounts receivable, less allowance for doubtful
      accounts of $551 and $505, respectively...............      76,592        54,205
     Costs and estimated earnings in excess of billings.....      36,164        24,292
     Inventories............................................      21,425        17,523
     Income taxes receivable................................       1,043         1,012
     Prepaid expenses and other current assets..............         835           827
                                                                --------      --------
          Total Current Assets..............................     142,579        99,973
Property, plant and equipment, net..........................      37,409        31,383
Deferred income taxes.......................................       1,064         1,419
Other assets................................................       5,309         5,151
                                                                --------      --------
          Total Assets......................................    $186,361      $137,926
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt...................    $  1,429      $  1,429
     Accounts and income taxes payable......................      18,857        16,373
     Accrued salaries, bonuses and commissions..............       9,670         6,736
     Billings in excess of costs and estimated earnings.....      14,858         5,315
     Accrued product warranty...............................       1,860         1,316
     Other accrued expenses.................................       6,924         5,296
                                                                --------      --------
          Total Current Liabilities.........................      53,598        36,465
Long-term debt, net of current maturities...................      21,285         5,714
Deferred compensation expense...............................       1,404         1,241
Other liabilities...........................................         705           419
                                                                --------      --------
          Total Liabilities.................................      76,992        43,839
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares
      authorized; none issued Common stock, par value $.01;
      30,000,000 shares authorized; 10,964,000 and
      10,821,000 shares issued, respectively................         109           108
     Additional paid-in capital.............................       8,680         6,830
     Retained earnings......................................     107,967        94,425
     Treasury stock, 530,100 shares and 505,400 shares
      respectively, at cost.................................      (4,887)       (4,669)
     Accumulated other comprehensive income: fair value of
      interest rate swap....................................        (140)           --
     Deferred compensation-ESOP.............................      (2,360)       (2,607)
                                                                --------      --------
          Total Stockholders' Equity........................     109,369        94,087
                                                                --------      --------
          Total Liabilities and Stockholders' Equity........    $186,361      $137,926
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED OCTOBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $271,243      $223,019      $212,531
Cost of goods sold..........................................    214,446       182,340       172,353
                                                               --------      --------      --------
Gross profit................................................     56,797        40,679        40,178
Selling, general & administrative expenses..................     35,007        29,841        29,354
                                                               --------      --------      --------
Earnings from operations before interest and income taxes...     21,790        10,838        10,824
Interest expense (income), net..............................        359           (44)          361
                                                               --------      --------      --------
Earnings before income tax provision........................     21,431        10,882        10,463
Income tax provision........................................      7,889         3,821         3,336
                                                               --------      --------      --------
Net earnings................................................   $ 13,542      $  7,061      $  7,127
                                                               ========      ========      ========
Earnings per common share:
     Net Earnings:
          Basic.............................................   $   1.30      $    .68      $    .67
          Diluted...........................................       1.28           .67           .66
Weighted average number of common shares outstanding........     10,381        10,451        10,665
Weighted average number of common and common equivalent
  shares outstanding........................................     10,600        10,530        10,777

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                COMMON STOCK     ADDITIONAL
                                               COMPREHENSIVE   ---------------    PAID-IN     RETAINED
                                                  INCOME       SHARES   AMOUNT    CAPITAL     EARNINGS
                                               -------------   ------   ------   ----------   --------
                                                                   (IN THOUSANDS)
Balance, October 31, 1998....................                  10,659    $107      $5,919     $ 80,237
    Net earnings.............................     $ 7,127                                        7,127
    Amortization of deferred
      compensation-ESOP......................
    Exercise of stock options................                      16      --         124
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $ 7,127
                                                  =======
Balance, October 31, 1999....................                  10,675     107       6,043       87,364
    Net earnings.............................       7,061                                        7,061
    Amortization of deferred
      compensation-ESOP......................
    Exercise of stock options................                     146       1         692
    Income tax benefit from stock options
      exercised..............................                                          95
    Purchases of Treasury Stock..............
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $ 7,061
                                                  =======
Balance, October 31, 2000....................                  10,821     108       6,830       94,425
    Net earnings.............................      13,542                                       13,542
    Amortization of deferred
      compensation-ESOP......................
    Change in value of interest rate swap,
      net of income taxes ($82)..............        (140)
    Exercise of stock options................                     143       1       1,400
    Income tax benefit from stock options
      exercised..............................                                         450
    Purchases of Treasury Stock..............
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $13,402
                                                  =======
Balance, October 31, 2001....................                  10,964    $109      $8,680     $107,967
                                                               ======    ====      ======     ========

                                                           ACCUMULATED
                                                              OTHER         DEFERRED
                                               TREASURY   COMPREHENSIVE   COMPENSATION
                                                STOCK        INCOME           ESOP        TOTAL
                                               --------   -------------   ------------   --------
                                                                 (IN THOUSANDS)
Balance, October 31, 1998....................  $    --        $  --         $(2,927)     $ 83,336
    Net earnings.............................                                               7,127
    Amortization of deferred
      compensation-ESOP......................                                   185           185
    Exercise of stock options................                                                 124
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 1999....................       --           --          (2,742)       90,772
    Net earnings.............................                                               7,061
    Amortization of deferred
      compensation-ESOP......................                                   135           135
    Exercise of stock options................                                                 693
    Income tax benefit from stock options
      exercised..............................                                                  95
    Purchases of Treasury Stock..............   (4,669)                                    (4,669)
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 2000....................   (4,669)          --          (2,607)       94,087
    Net earnings.............................                                              13,542
    Amortization of deferred
      compensation-ESOP......................                                   247           247
    Change in value of interest rate swap,
      net of income taxes ($82)..............                  (140)                         (140)
    Exercise of stock options................                                               1,401
    Income tax benefit from stock options
      exercised..............................                                                 450
    Purchases of Treasury Stock..............     (218)                                      (218)
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 2001....................  $(4,887)       $(140)        $(2,360)     $109,369
                                               =======        =====         =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating Activities:
     Net earnings...........................................  $ 13,542   $  7,061   $  7,127
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation and amortization........................     4,381      4,669      4,420
       Loss on disposition of assets........................        85         --         --
       Deferred income tax provision (benefit)..............     1,029      1,167       (802)
       Postretirement benefits liability....................        64        (16)      (410)
       Changes in operating assets and liabilities:
          Accounts receivable, net..........................   (22,387)   (11,202)     1,252
          Costs and estimated earnings in excess of
            billings........................................   (11,872)    (8,101)     8,592
          Inventories.......................................    (3,902)    (2,350)     1,111
          Prepaid expenses and other current assets.........        (8)       969       (354)
          Other assets......................................      (359)      (177)      (364)
          Accounts payable and income taxes payable or
            receivable......................................     2,903      5,546     (1,238)
          Accrued liabilities...............................     4,514      1,598     (1,315)
          Billings in excess of costs and estimated
            earnings........................................     9,543      1,110        360
          Deferred compensation expense.....................       410        250        126
                                                              --------   --------   --------
            Net cash provided by (used in) operating
               activities...................................    (2,057)       522     18,505
                                                              --------   --------   --------
Investing Activities:
     Purchases of property, plant and equipment.............   (10,291)    (2,648)    (5,156)
                                                              --------   --------   --------
            Net cash used in investing activities...........   (10,291)    (2,648)    (5,156)
                                                              --------   --------   --------
Financing Activities:
     Borrowings of short-term debt..........................    31,950         --         --
     Repayments of short-term debt..........................   (31,950)        --         --
     Borrowings of long-term debt...........................    17,000         --     17,500
     Payments of long-term debt.............................    (1,429)    (2,430)   (20,928)
     Payments to reacquire common stock.....................      (218)    (4,669)        --
     Exercise of stock options..............................     1,401        693        124
                                                              --------   --------   --------
            Net cash provided by (used in) financing
               activities...................................    16,754     (6,406)    (3,304)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     4,406     (8,532)    10,045
Cash and cash equivalents at beginning of year..............     2,114     10,646        601
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  6,520   $  2,114   $ 10,646
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    673   $    638   $    813
                                                              ========   ========   ========
  Cash paid for income taxes................................  $  6,225   $  3,200   $  2,450
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

     Powell Industries, Inc. designs, manufactures and packages systems and equipment for the control, distribution and management of electrical energy and other dynamic processes. Headquartered in Houston, Powell operates five subsidiaries and provides products and services to large industrial customers such as oil and gas producers, refineries, petrochemical plants, pulp and paper producers, mining operations, commuter railways and vehicular transportation facilities, as well as public and private utilities.

     In the course of its operations, the Company is subject to certain risk factors, including but not limited to exposure to downturns in the economy, risks related to management of internal growth and execution of strategy, management of external growth, availability of qualified employees, competition, risks associated with contracts, significant fluctuations in quarterly results, collectibility and receivables, dependence on key personnel and risks associated with the availability of capital and with debt service.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the Company's revenue recognition under percentage of completion, allowance for doubtful accounts and accrued liabilities.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of less than three months to be cash equivalents. On October 31, 2001, $5,838,000 of the cash balance was restricted cash pursuant to the terms of the bonds (see note F). This cash will be released to the Company upon substantiation of approved expenditures for building and improvements on the related project. The project is expected to be completed within the next 12 months.

  ACCOUNTS RECEIVABLE AND MARKET RISK

     The Company's receivables are generally not collateralized. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Accounts receivable at October 31, 2001 and 2000 include $7,914,000 and $5,948,000, respectively, due from customers in accordance with applicable retainage provisions of engineering and construction contracts, which will become billable upon completion of such contracts. Approximately $192,000 of the retained amount at October 31, 2001 is expected to be billed subsequent to October 31, 2002.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out or weighted average method) or market and includes the cost of material, labor and manufacturing overhead.

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of property, plant and equipment and other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property has occurred. The effect of any impairment would be to expense the difference between the fair value of such assets and its carrying value. No impairment charges were recorded in fiscal years 2001, 2000 or 1999.

  INTANGIBLE ASSETS

     Included in other assets are net intangible assets totaling $1,477,000 and $1,678,000 at October 31, 2001 and 2000, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible assets totaled $1,460 ,000 and $1,966,000 at October 31, 2001 and 2000, respectively. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that remaining balances may not be recoverable.

  INCOME TAXES

     The Company accounts for income taxes using SFAS No 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

  REVENUE RECOGNITION

     Revenues from product sales are recognized upon transfer of title at the time of shipment or delivery pursuant to terms of a contract, when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured. Contract revenues are recognized on a percentage-of-completion basis primarily using labor dollars or hours incurred to date in relation to estimated total labor dollars or hours of the contracts to measure the stage of completion. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and depreciation costs. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which they become evident.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  WARRANTIES

     The Company provides for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.

  RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are charged to expense as incurred. Such amounts were $3,142,000, $2,920,000, and $3,031,000 in fiscal years 2001, 2000 and 1999, respectively.

  RECLASSIFICATION

     Certain reclassifications of prior year amounts have been made in order to conform with the classifications used in the current year presentation.

  NEW ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133, as amended, on November 1, 2000. As of October 31, 2001, the Company has recorded a liability of $222,000 representing the fair value of its interest rate swap agreement which is used by the Company in the management of interest rate exposure. The Company also realized this amount, net of income taxes, as a component of comprehensive income.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB101). SAB101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB101 does not supersede any existing authoritative literature. The Company adopted SAB101 during 2001, and there was no material effect.

     On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these statements effective November 1, 2002. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. The Company does not believe that the effect on its Financial Statements of the adoption of SFAS No. 141 will be material. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit to the asset is based on contractual or legal rights. The Company is evaluating the impact of the standard's requirement for goodwill impairment analysis. At October 31, 2001, net goodwill was $1,062,000 and the annual amortization of such goodwill was $146,000, which had an earnings per diluted share impact of $0.01.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

C.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Numerator:
  Numerator for basic and diluted earnings per share --
     earnings from continuing operations available to
       common stockholders..............................  $13,542   $ 7,061   $ 7,127
                                                          =======   =======   =======
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares............................   10,381    10,451    10,665
  Effect of dilutive securities --
     Employee stock options.............................      219        79       112
                                                          -------   -------   -------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares with assumed conversions...   10,600    10,530    10,777
                                                          =======   =======   =======
  Basic earnings per share..............................  $  1.30   $   .68   $   .67
                                                          =======   =======   =======
  Diluted earnings per share............................  $  1.28   $   .67   $   .66
                                                          =======   =======   =======

     For the years ended October 31, 2001, 2000 and 1999 exercisable stock options of none, 207,000 and 415,000 respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.

D.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                              OCTOBER 31,
                                                              ------------
                                                              2001   2000
                                                              ----   -----
Balance at beginning of period..............................  $505   $ 852
Additions to costs and expenses.............................    62     112
Deductions for uncollectible accounts written off, net of
  recoveries................................................   (16)   (459)
                                                              ----   -----
Balance at end of period....................................  $551   $ 505
                                                              ====   =====

     The components of inventories are summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw materials, parts and subassemblies......................  $15,186   $11,162
Work-in-process.............................................    6,239     6,361
                                                              -------   -------
     Total inventories......................................  $21,425   $17,523
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of cost and estimated earnings in excess of billings (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
Costs and estimated earnings................................  $ 156,822   $120,641
Progress billings...........................................   (120,658)   (96,349)
                                                              ---------   --------
     Total costs and estimated earnings in excess of
       billings.............................................  $  36,164   $ 24,292
                                                              =========   ========

     The components of billings in excess of costs and estimated earnings (in thousands):

Progress billings...........................................  $111,963   $ 91,766
Costs and estimated earnings................................   (97,105)   (86,451)
                                                              --------   --------
     Total billings in excess of costs and estimated
       earnings.............................................  $ 14,858   $  5,315
                                                              ========   ========

     Property, plant and equipment is summarized below (in thousands):

                                                         OCTOBER 31,
                                                     -------------------    RANGE OF
                                                       2001       2000     ASSET LIVES
                                                     --------   --------   -----------
Land...............................................  $  5,232   $  3,193           --
Buildings and improvements.........................    30,952     30,640   3-39 Years
Machinery and equipment............................    31,559     29,001   3-15 Years
Furniture and fixtures.............................     3,829      3,690   3-10 Years
Construction in progress...........................     4,985      1,141           --
                                                     --------   --------
                                                       76,557     67,665
Less-accumulated depreciation......................   (39,148)   (36,282)
                                                     --------   --------
     Total property, plant and equipment, net......  $ 37,409   $ 31,383
                                                     ========   ========

E.  EMPLOYEE BENEFIT PLANS

     The Company has a defined employee contribution 401(k) plan for substantially all of its employees. The Company matches 50% of employee contributions up to an employee contribution of six percent of their salary. The Company recognized expenses of $1,208,000, $1,098,000, and $1,040,000 in fiscal years 2001, 2000 and 1999, respectively, under this plan.

     Two long service employees are participants in a deferred compensation plan providing payments in accordance with a predetermined plan upon retirement or death. The Company recognizes the cost of this plan over the projected years of service of the participant. The Company has insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     The Company has established an employee stock ownership plan (ESOP) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by agreement or by action of the Company. The ESOP initially purchased 793,525 shares of the Company's common stock from a major stockholder. At October 31, 2001 and 2000 there were 674,569 and 679,637 shares in the trust with 308,926 and 259,772 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4,500,000. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424,000 per year including interest at 7 percent. The Company recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. The Company is required to make annual contributions to the ESOP to enable it to repay its loan to the Company. The deferred

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if the Company elects to make any additional contributions. The compensation expense for fiscal years 2001, 2000 and 1999 was $247,000, $135,000, and $185,000, respectively. The receivable from the ESOP is recorded as a reduction from stockholders' equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share.

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

     The following table illustrates the components of net periodic benefits expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

                                                                   OCTOBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Components of net periodic postretirement benefits expense
  (income):
     Service cost...........................................  $  17   $  16   $   1
     Interest cost..........................................     34      27      25
     Prior service cost (benefit)...........................     16     (40)   (318)
     Net (gain)/loss recognized.............................     (5)    (14)    (77)
                                                              -----   -----   -----
     Net periodic postretirement benefits expense
       (income).............................................  $  62   $ (11)  $(369)
                                                              =====   =====   =====

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                                   OCTOBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Funded Status:
     Retirees...............................................  $  73   $  51   $ 166
     Fully eligible active participants.....................    167     163     234
     Other actual participants..............................    254     257      --
                                                              -----   -----   -----
     Accumulated postretirement benefits obligation.........    494     471     400
     Less unrecognized balances:
     Prior service cost.....................................    145     161     (53)
     Net actuarial (gain)/loss..............................   (134)   (109)     18
                                                              -----   -----   -----
     Net amount recognized..................................  $ 483   $ 419   $ 435
                                                              =====   =====   =====
Changes in accumulated postretirement benefits obligation:
     Balance at beginning of year...........................  $ 471   $ 400   $ 569
     Service cost...........................................     17      16       1
     Interest cost..........................................     34      27      25
     Loss due to plan change................................     --     174      --
     Actuarial (gain)/loss..................................    (30)   (141)   (155)
     Benefits paid..........................................      2      (5)    (40)
                                                              -----   -----   -----
     Balance at end of year.................................  $ 494   $ 471   $ 400
                                                              =====   =====   =====
     Fair value of plan assets..............................  $  --   $  --   $  --
                                                              =====   =====   =====

                                                              2001   2000   1999
                                                              ----   ----   ----
Weighted average assumptions as of October 31, 2001:
     Discount rate..........................................    7%     7%     6%
     Expected return on plan assets.........................  N/A    N/A    N/A
     Rate of compensation increase..........................  N/A    N/A    N/A

     The assumed health care cost trend measuring the accumulated postretirement benefits obligation was 6% in both fiscal years 2001 and 2000. The trend is expected to remain at 6% for fiscal year 2001 and later. If the health care trend rate assumptions were increased by 1% as of October 31, 2001, there would be no significant effect of this change on the accumulated postretirement benefits obligation or net postretirement benefit cost for 2001.

F.  DEBT

     In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank which provided for a new $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the Company amended the agreement to reduce the line of credit to $15,000,000. In October 2001, the revolving line of credit was amended to increase the line to $25,000,000 and to extend the maturity date to February 2003. The term loan has a maturity of five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. Per the agreement, the rate is the London Interbank Offered Rate (LIBOR) plus .5%. The effective interest rate, after including the results of an interest rate swap negotiated with the trust company of the same domestic bank, is 5.20 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. The revolving line of credit provides for the Company to elect an interest rate on amounts borrowed of
(1) the bank's prime rate, which

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES was 5.5% at October 31, 2001, less .5 percent (on the first $5,000,000) and the bank's prime rate on additional borrowings, or (2) the bank's LIBOR rate which was 2.23% at October 31, 2001, plus an additional percentage of .75% to 1.25% based on the Company's performance. Also, a fee of .20 to .25 percent is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 2001, there were $9,000,000 in borrowings under this line of credit. The revolving line of credit agreement, as amended, matures on February 28, 2003.

     The interest rate swap agreement, which is used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense in the periods in which they occur. The original notional amount of the swap agreement was $10,000,000 and follows the same reduction schedule as the term loan. The agreement requires that the Company pay the counterparty at the above fixed swap rate and requires the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2001, was 2.23%. The Company considers the risk of non-performance by its swap partner to be minimal.

     A Company subsidiary ("Borrower") borrowed $8 million on October 25, 2001, through a loan agreement funded with proceeds from certain tax-exempt industrial development revenue bonds ("Bonds"). The Bonds were issued by the Illinois Development Finance Authority and are to be used strictly for the completion of North Lake, Illinois production facility. A reimbursement agreement between the Borrower and a major U.S. Bank, required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds trustee that guarantees payment of the bonds principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021 but the Reimbursement Agreement requires Borrower to provide for redemption of one twentieth of the par amount of the bonds on October 25, 2002, and each subsequent anniversary. A sinking fund equal to one twentieth of the total Bonds outstanding will be funded by the Company each year for redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the bonds remarketing agent, which was the underwriter for the Bonds and is an affiliate of the Bank. This interest rate was 2.30% per annum on October 31, 2001.

     Long-term debt is summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Five year term note.........................................  $ 5,714   $ 7,143
Revolving line of credit....................................    9,000        --
Industrial Development Revenue Bonds........................    8,000        --
                                                              -------   -------
Total debt..................................................   22,714     7,143
Less-current maturities.....................................   (1,429)   (1,429)
                                                              -------   -------
Total long-term debt........................................  $21,285   $ 5,714
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The interest expense recorded during the year was $673,000, $639,000, and $774,000 in 2001, 2000 and 1999, respectively. The annual maturities of long-term debt for the years 2002 through 2006 are as follows: (See footnote L for the discussion of the fair market value of the debt instruments.)

YEAR ENDING                                                      LONG-TERM
OCTOBER 31                                                    DEBT MATURITIES
-----------                                                   ---------------
2002........................................................        1,429
2003........................................................       13,285
2004........................................................           --
2005........................................................           --
2006........................................................           --
Thereafter..................................................        8,000
                                                                  -------
Total long-term debt maturities.............................      $22,714
                                                                  =======

G.  INCOME TAXES

     The net deferred income tax asset is comprised of the following (in thousands): October 31,

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Current deferred income taxes:
     Gross assets...........................................  $ 2,177   $ 1,669
     Gross liabilities......................................   (3,010)   (1,910)
                                                              -------   -------
     Net current deferred income tax liability..............     (833)     (241)
                                                              -------   -------
Noncurrent deferred income taxes:
     Gross assets...........................................    1,231     1,486
     Gross liabilities......................................     (167)      (67)
                                                              -------   -------
     Net noncurrent deferred income tax asset...............    1,064     1,419
                                                              -------   -------
Net deferred income tax asset...............................  $   231   $ 1,178
                                                              =======   =======

     The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Allowance for doubtful accounts.............................  $   192   $   172
Reserve for accrued employee benefits.......................      789       474
Warranty reserves...........................................      567       453
Uncompleted long-term contracts.............................   (3,010)   (1,910)
Depreciation and amortization...............................      165       302
Deferred compensation.......................................      495       442
Postretirement benefits liability...........................      294       123
Accrued legal expenses......................................      338       444
Uniform capitalization and inventory........................      315       508
Other.......................................................       86       170
                                                              -------   -------
     Net deferred income tax asset..........................  $   231   $ 1,178
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the income tax provision consist of the following (in thousands):

                                                             YEARS ENDED OCTOBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Current:
     Federal...............................................  $6,478   $2,445   $3,896
     State.................................................     382      209      242
Deferred:
     Federal...............................................   1,029    1,167     (802)
                                                             ------   ------   ------
          Total income tax provision.......................  $7,889   $3,821   $3,336
                                                             ======   ======   ======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                              YEARS ENDED OCTOBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Statutory rate..............................................   35%      34%      34%
Foreign sales corporation credits...........................   --       (1)      (3)
State income taxes, net of federal benefit..................    1        2        2
Other.......................................................    1       --       (1)
                                                               --       --       --
          Effective rate....................................   37%      35%      32%
                                                               ==       ==       ==

H.  SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 2001, 2000 and 1999.

     Export sales are as follows (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Europe (including former Soviet Union)..................  $   411   $   734   $ 1,928
Far East................................................    4,437    17,200    15,867
Middle East and Africa..................................    6,152     7,832    31,364
North, Central and South America (excluding U.S.).......   10,431    18,655    21,214
                                                          -------   -------   -------
Total export sales......................................  $21,431   $44,421   $70,373
                                                          =======   =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

I.  COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2008. At October 31, 2001, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

YEAR ENDING                                                    OPERATING
OCTOBER 31                                                      LEASES
-----------                                                    ---------
2002........................................................     1,547
2003........................................................       851
2004........................................................       629
2005........................................................       437
2006........................................................       306
Thereafter..................................................       306
                                                                ------
Total lease commitments.....................................    $4,076
                                                                ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $1,601,000, $1,325,000 and $1,328,000 for fiscal years 2001,
2000 and 1999, respectively.

  LETTERS OF CREDIT AND BONDS

     The Company is contingently liable for secured and unsecured letters of credit of $11,076,000 as of October 31, 2001. The Company also had performance bonds totaling approximately $126,240,000 respectively, that were outstanding at October 31, 2001. Performance bonds are used by the Company to guarantee contract performance to customers.

  INSURANCE

     The Company partially retains the risk for the employee group health claims, resulting from uninsured deductibles per occurrence. Losses up to the deductible amounts are accrued based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

  LITIGATION

     The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or future results of operations of the Company.

J. STOCK OPTIONS AND GRANTS

     The Company provides an employee stock option plan in which 1,500,000 shares of the Company's common stock would be made available through an incentive program for certain employees of the Company. In March 2001, the stockholders approved an amendment to further increase the maximum shares available under the plan from 1,500,000 to 2,100,000 shares of common stock. The awards available under the plan include both stock options and stock grants and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 2001, 2000 and 1999. Stock options granted to the employees are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted have terms of seven years from the date of grant and will vest in increments of 20 percent per year over a five year period

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES on the yearly anniversary of the grant date. The plan provides for additional stock to be awarded equal to 20 percent of all options which are exercised and then held for a period of five years.

     The Board of Directors at its meeting on June 25, 2000, adopted a stock option plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Each eligible Director who is continuing to serve as a Director, shall receive a grant of an option to purchase 2,000 shares of the Company's common stock. The total number of shares of the Company's common stock available under this plan is 24,000. Stock options granted to the Directors are non-qualified and are granted at a price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the date of the grant date.

     There were 503,734 shares available under the plans to be granted as of October 31, 2001. Stock option activity (number of shares) for the Company during fiscal years 2001, 2000 and 1999 was as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Outstanding, beginning of year..........................  654,730   778,635   527,560
     Granted:
          Stock options $8.50 per share.................       --        --   301,850
          Stock options $8.44 per share.................       --    12,000        --
          Stock options $17.85 per share................  358,900        --        --
     Exercised:
          Stock options $6.25 per share.................  (66,730)  (19,960)   (3,300)
          Stock options $6.75 per share.................       --   (95,295)   (5,375)
          Stock options $15.81 per share................  (49,740)       --        --
          Stock options $8.50 per share.................  (26,090)   (1,280)       --
          Stock options $8.44 per share.................   (2,000)       --        --
     Forfeited:
          Stock options $6.25 per share.................       --        --   (14,700)
          Stock options $6.75 per share.................       --        --    (9,000)
          Stock options $15.81 per share................  (13,300)  (10,000)  (18,400)
          Stock options $8.50 per share.................  (21,470)   (9,370)       --
                                                          -------   -------   -------
          Outstanding, ranging from $6.25 to $17.85 per
            share, at the end of year...................  834,300   654,730   778,635
                                                          =======   =======   =======

     The following table summarizes information about stock options outstanding as of October 31, 2001:

                      OUTSTANDING                                 EXERCISABLE
-------------------------------------------------------   ----------------------------
                                               WEIGHTED     NUMBER         WEIGHTED
 RANGE OF       NUMBER      WEIGHTED AVERAGE   AVERAGE    EXERCISABLE      AVERAGE
 EXERCISE     OUTSTANDING      REMAINING       EXERCISE       AT          EXERCISED
  PRICES      AT 10/31/01   CONTRACTUAL LIFE    PRICE      10/31/01         PRICE
-----------   -----------   ----------------   --------   -----------   --------------
   $6.25         83,700            .6           $ 6.25       83,700         $ 6.25
   15.81        138,060           2.7            15.81      101,560          15.81
   8.50         243,640           4.8             8.50       84,220           8.50
   8.44          10,000           5.7             8.44       10,000           8.44
   17.85        358,900           6.5            17.85           --          17.85
                -------           ---           ------      -------         ------
$6.25-17.85     834,300           4.0           $13.51      279,480         $10.48
                =======           ===           ======      =======         ======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The weighted average fair value of options granted during fiscal 2001 was $9.13 per option.

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

                                                             2001      2000     1999
                                                            -------   ------   ------
Net income:
     As reported..........................................  $13,542   $7,061   $7,127
     Pro forma............................................   13,066    6,585    6,807
Basic earnings per share:
     As reported..........................................  $  1.30   $  .68   $  .67
     Pro forma............................................     1.26      .63      .64
Diluted earnings per share:
     As reported..........................................  $  1.28   $  .67   $  .66
     Pro forma............................................     1.23      .63      .63

     The effects of applying SFAS No. 123 in the pro forma disclosure above may not be indicative of future amounts as additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2001      2000      1999
                                                            -------   -------   -------
Expected life of options..................................  7 years   7 years   7 years
Risk-free interest rate...................................     5.30%     6.38%     5.99%
Expected dividend yield...................................     0.00%     0.00%     0.00%
Expected stock price volatility...........................    39.53%    36.23%    37.62%

K. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and interest rate swaps. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the LIBOR or the bank's prime rate, which is equivalent to market.

     At October 31, 2001, the Company had $5,714,000 in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. The 5.20% rate is currently approximately 2.97% above market and should represent approximately $170,000 of increased interest expense for fiscal year 2001 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at October 31, 2001 is ($222,000). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2001 was 2.23%.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

L. BUSINESS SEGMENTS

     The Company has three reportable segments: Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy, Bus duct products (Bus Duct) for the distribution of electric power, and Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems.

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

     The required disclosures for the business segments are set forth below (in thousands):

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Revenues:
     Switchgear......................................  $202,219   $161,494   $151,475
     Bus Duct........................................    42,613     32,213     28,016
     Process Control Systems.........................    26,411     29,312     33,040
                                                       --------   --------   --------
     Total...........................................  $271,243   $223,019   $212,531
                                                       ========   ========   ========
Earnings from Operations Before Income Tax Provision:
     Switchgear......................................  $ 14,519   $  6,039   $  3,961
     Bus Duct........................................     6,208      6,056      5,178
     Process Control Systems.........................       705     (1,213)     1,324
                                                       --------   --------   --------
     Total...........................................  $ 21,431   $ 10,882   $ 10,463
                                                       ========   ========   ========
Assets:
     Switchgear......................................  $134,872   $100,071   $ 84,813
     Bus Duct........................................    21,576     15,608     14,764
     Process Control Systems.........................    17,579     14,331     10,997
     Corporate.......................................    12,334      7,916     16,957
                                                       --------   --------   --------
     Total...........................................  $186,361   $137,926   $127,531
                                                       ========   ========   ========
Depreciation and Amortization:
     Switchgear......................................  $  3,661   $  3,724   $  3,435
     Bus Duct........................................       405        611        642
     Process Control Systems.........................       315        334        343
                                                       --------   --------   --------
     Total...........................................  $  4,381   $  4,669   $  4,420
                                                       ========   ========   ========
Capital Expenditures:
     Switchgear......................................  $  6,294   $  2,074   $  4,670
     Bus Duct........................................     3,687        449        294
     Process Control Systems.........................       310        125        192
                                                       --------   --------   --------
     Total...........................................  $ 10,291   $  2,648   $  5,156
                                                       ========   ========   ========

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                           YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Interest Expense (Income):
     Switchgear......................................  $    386   $    862   $  1,528
     Bus Duct........................................        70     (1,181)      (782)
     Process Control.................................        30        135         96
     Corporate.......................................      (127)       140       (481)
                                                       --------   --------   --------
     Total...........................................  $    359   $    (44)  $    361
                                                       ========   ========   ========

M. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2001 and 2000 (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2001--
     Revenues..................................  $55,151   $68,719   $70,780   $76,593
     Gross profit..............................   11,214    14,226    15,752    15,605
     Net earnings..............................    1,884     3,121     4,226     4,311
     Net earnings per common and common
       equivalent share:
          Basic................................      .18       .30       .41       .41
          Diluted..............................      .18       .30       .40       .40
2000 --
     Revenues..................................  $49,490   $56,409   $54,476   $62,644
     Gross profit..............................    9,041     9,504    10,577    11,557
     Net earnings..............................    1,304     1,429     1,978     2,350
     Net earnings per common and common
       equivalent share:
          Basic................................      .12       .14       .19       .22
          Diluted..............................      .12       .14       .19       .22

     The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these items is omitted because the Company will file, within 120 days after the end of the fiscal year ended October 31, 2001, a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.

          2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

          3. Exhibits

  3.1     --  Articles of Incorporation and Certificates of Amendment of
              Powell Industries, Inc. dated July 20, 1987 and March 13,
              1992 (filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the
              quarter ended July 31, 1987, and Form 10-Q for quarter ended
              April 30, 1992, respectively, and incorporated herein by
              reference).
  3.2     --  By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).
*10.1     --  Powell Industries, Inc., Incentive Compensation Plan for
              2001.
 10.2     --  Description of Supplemental Executive Benefit Plan (filed as
              Exhibit 10 to the Company's Form 10-K for the fiscal year
              ended October 31, 1984, and incorporated herein by
              reference).
 10.3     --  1992 Powell Industries, Inc. Stock Option Plan (filed as
              Exhibit 4.2 to the Company's registration statement on Form
              S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).
 10.4     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (filed as Exhibit 10.8 to the Company's Form 10-Q for the
              quarter ended April 30, 1996 and incorporated herein by
              reference).
 10.5     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (the cover of the 1992 Powell Industries, Inc. Stock Option
              Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the
              stockholders of the Company at the 2001 Annual Meeting of
              Stockholders).
 10.6     --  The Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal
              year ended October 31, 1992, and incorporated herein by
              reference).
 10.7     --  The Powell Industries, Inc. Executive Severance Protection
              Plan (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
 10.8     --  The Powell Industries, Inc. 2000 Non-Employee Directors
              Stock Option Plan (filed as Exhibit 10.12 to the Company's
              Form 10-K/A for the fiscal year ended October 31, 2000 and incorporate herein by reference).

*10.9     --  Amended and Restated Loan Agreement dated October 25, 2001, between Powell Industries, Inc. and Bank of America Texas
              N.A.
*21.1     --  Subsidiaries of the Company.
*23.1     --  Consent of Independent Public Accountants.

---------------

* Filed herewith

     (b) Reports on Form 8-K.

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          POWELL INDUSTRIES, INC.

                                          By      /s/ THOMAS W. POWELL
                                            ------------------------------------
                                                      Thomas W. Powell
                                               President and Chief Executive
                                                           Officer
                                                   (Principal Executive)

                                          By       /s/ DON R. MADISON
                                            ------------------------------------
                                                       Don R. Madison
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                          Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ THOMAS W. POWELL                        Chairman of the Board         January 28, 2001
 ------------------------------------------------
                 Thomas W. Powell


              /s/ JOSEPH L. BECHERER                             Director                January 28, 2001
 ------------------------------------------------
                Joseph L. Becherer


               /s/ EUGENE L. BUTLER                              Director                January 28, 2001
 ------------------------------------------------
                 Eugene L. Butler


                /s/ JAMES F. CLARK                               Director                January 28, 2001
 ------------------------------------------------
                  James F. Clark


               /s/ BONNIE L. POWELL                              Director                January 28, 2001
 ------------------------------------------------
                 Bonnie L. Powell


            /s/ STEPHEN W. SEALE, JR.                            Director                January 28, 2001
 ------------------------------------------------
              Stephen W. Seale, Jr.


              /s/ LAWRENCE R. TANNER                             Director                January 28, 2001
 ------------------------------------------------
                Lawrence R. Tanner

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----


              /s/ ROBERT C. TRANCHON                             Director                January 28, 2001
 ------------------------------------------------
                Robert C. Tranchon


               /s/ RONALD J. WOLNY                               Director                January 28, 2001
 ------------------------------------------------
                 Ronald J. Wolny

                                 EXHIBIT INDEX

NUMBER                               EXHIBIT TITLE
------                               -------------
  3.1     --  Articles of Incorporation and Certificates of Amendment of
              Powell Industries, Inc. dated July 20, 1987 and March 13,
              1992 (filed as Exhibit 3 to the Company's Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the
              quarter ended July 31, 1987, and Form 10-Q for quarter ended
              April 30, 1992, respectively, and incorporated herein by
              reference).
  3.2     --  By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).
*10.1     --  Powell Industries, Inc., Incentive Compensation Plan for
              2001.
 10.2     --  Description of Supplemental Executive Benefit Plan (filed as
              Exhibit 10 to the Company's Form 10-K for the fiscal year
              ended October 31, 1984, and incorporated herein by
              reference).
 10.3     --  1992 Powell Industries, Inc. Stock Option Plan (filed as
              Exhibit 4.2 to the Company's registration statement on Form
              S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).
 10.4     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (filed as Exhibit 10.8 to the Company's Form 10-Q for the
              quarter ended April 30, 1996 and incorporated herein by
              reference).
 10.5     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (the cover of the 1992 Powell Industries, Inc. Stock Option
              Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the
              stockholders of the Company at the 2001 Annual Meeting of
              Stockholders).
 10.6     --  The Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal
              year ended October 31, 1992, and incorporated herein by
              reference).
 10.7     --  The Powell Industries, Inc. Executive Severance Protection
              Plan (filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
 10.8     --  The Powell Industries, Inc. 2000 Non-Employee Directors
              Stock Option Plan (filed as Exhibit 10.12 to the Company's
              Form 10-K/A for the fiscal year ended October 31, 2000 and incorporate herein by reference).
*10.9     --  Amended and Restated Loan Agreement dated October 25, 2001, between Powell Industries, Inc. and Bank of America Texas
              N.A.
*21.1     --  Subsidiaries of the Company.
*23.1     --  Consent of Independent Public Accountants.

---------------

* Filed herewith