Form 10-Q
period 2002-01-31
POWELL INDUSTRIES INC
filed 2002-03-18
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002 or


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ ____________________ to ___________________________________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   NEVADA                                       88-0106100
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)




     8550 Mosley Drive, Houston, Texas                         77075-1180
---------------------------------------------           ------------------------
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


Common Stock, par value $.01 per share; 10,457,194 shares outstanding as of March 5, 2002.

                    Powell Industries, Inc. and Subsidiaries




Part I - Financial Information

      Item 1.    Condensed Consolidated Financial Statements.................3-9

      Item 2.    Management's Discussion and Analysis of
                    Financial Condition and
                    Results of Operations..................................10-12

      Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk.........................................13

Part II - Other Information and Signatures.................................14-15

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              JANUARY 31,    OCTOBER 31,
                                                                                 2002           2001
                                                                              -----------    -----------
                                                                              (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents ..........................................      $  4,558       $  6,520
     Accounts receivable, less allowance for doubtful accounts of
         $501 and $551, respectively ....................................        66,004         76,592
     Costs and estimated earnings in excess of billings .................        35,585         36,164
     Inventories ........................................................        23,253         21,425
     Deferred income taxes and income taxes receivable ..................          --            1,043
     Prepaid expenses and other current assets ..........................         2,572            835
                                                                               --------       --------
         Total Current Assets ...........................................       131,972        142,579

Property, plant and equipment, net ......................................        41,782         37,409
Deferred income taxes ...................................................         1,073          1,064
Other assets ............................................................         5,498          5,309
                                                                               --------       --------
         Total Assets ...................................................      $180,325       $186,361
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ...............................      $  1,429       $  1,429
     Accounts and income taxes payable ..................................        18,610         18,857
     Accrued salaries, bonuses and commissions ..........................         6,780          9,670
     Billings in excess of costs and estimated earnings .................        17,562         14,858
     Accrued product warranty ...........................................         2,129          1,860
     Other accrued expenses .............................................         6,476          6,924
                                                                               --------       --------
         Total Current Liabilities ......................................        52,986         53,598

Long-term debt, net of current maturities ...............................        11,928         21,285
Deferred compensation expense ...........................................         1,451          1,404
Other liability .........................................................           637            705
                                                                               --------       --------
         Total Liabilities ..............................................        67,002         76,992

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized;
        10,970,000 and 10,964,000 shares issued .........................           109            109
     Additional paid-in capital .........................................         8,692          8,680
     Retained earnings ..................................................       111,701        107,967
     Treasury stock, 513 shares and 530 shares respectively, at cost ....        (4,776)        (4,887)
     Accumulated other comprehensive income (loss): fair value
        of interest rate swap............................................          (105)          (140)
     Deferred compensation-ESOP .........................................        (2,298)        (2,360)
                                                                               --------       --------

         Total Stockholders' Equity .....................................       113,323        109,369
                                                                               --------       --------

         Total Liabilities and Stockholders' Equity .....................      $180,325       $186,361
                                                                               ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED JANUARY 31,
                                                                                    2002            2001
                                                                                  --------        --------

Revenues .....................................................................    $ 76,487        $ 55,151

Cost of goods sold ...........................................................      60,896          43,937
                                                                                  --------        --------

Gross profit .................................................................      15,591          11,214

Selling, general and administrative expenses .................................       9,422           8,353
                                                                                  --------        --------

Earnings before interest and income taxes ....................................       6,169           2,861

Interest expense (income), net ...............................................         305             (13)
                                                                                  --------        --------

Earnings before income taxes .................................................       5,864           2,874

Income tax provision .........................................................       2,130             990
                                                                                  --------        --------

Net earnings .................................................................    $  3,734        $  1,884
                                                                                  ========        ========

Net earnings per common share:

   Basic .....................................................................    $   0.36        $   0.18
   Diluted ...................................................................        0.35            0.18

Weighted average number of common shares outstanding .........................      10,448          10,317
                                                                                  ========        ========

Weighted average number of common and common equivalent shares outstanding ...      10,680          10,431
                                                                                  ========        ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED JANUARY  31,
                                                                                     2002            2001
                                                                                   -------         -------
Operating Activities:
     Net earnings .........................................................        $ 3,734         $ 1,884
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ....................................          1,173           1,121
         Loss on disposition of assets ....................................             24              --
         Deferred income tax provision (benefit) ..........................           (207)            (79)
         Postretirement benefits liability ................................            (13)             (7)
         Changes in operating assets and liabilities:
              Accounts receivable, net ....................................         10,588          10,023
              Costs and estimated earnings in excess of billings ..........            579          (5,104)
              Inventories .................................................         (1,828)         (2,637)
              Prepaid expenses and other current assets ...................         (1,737)         (1,507)
              Other assets ................................................           (320)             30
              Accounts payable and income taxes payable or receivable .....            796            (245)
              Accrued liabilities .........................................           (282)         (1,518)
              Billings in excess of costs and estimated earnings ..........          2,704            (996)
              Deferred compensation expense ...............................            111              87
                                                                                   -------         -------

                  Net cash provided by operating activities ...............         12,792           1,052

Investing Activities:
     Purchases of property, plant and equipment ...........................         (5,520)         (1,258)
                                                                                   -------         -------
                  Net cash used in investing activities ...................         (5,520)         (1,258)
                                                                                   -------         -------

Financing Activities:
     Repayments of long-term debt .........................................         (9,357)           (357)
     Payments to reacquire common stock ...................................             --            (267)
     Proceeds from stock options ..........................................            123             232
                                                                                   -------         -------
                  Net cash used in financing activities ...................         (9,234)           (392)
                                                                                   -------         -------

Net decrease in cash and cash equivalents .................................         (1,962)           (598)
Cash and cash equivalents at beginning of period ..........................          6,520           2,114
                                                                                   -------         -------

Cash and cash equivalents at end of period ................................        $ 4,558         $ 1,516
                                                                                   =======         =======

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest .........................................................        $   156         $   122

         Income taxes .....................................................        $    --         $    --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
     Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 annual report on Form 10-K.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB101). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States. SAB101 does not supersede any existing authoritative literature. The Company adopted SAB101 during 2001, and there was no material effect.

     On June 30, 2001 the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these statements effective November 1, 2002. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. The Company does not believe that the effect on its Financial Statements of the adoption of SFAS No. 141 will be material. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit of the asset is based on contractual or legal rights. The Company is evaluating the impact of the standard's requirement for goodwill impairment analysis and acquired intangible assets. Goodwill amortization for three months ended January 31, 2002 was $36,000 which had an earnings per diluted share impact of $0.00 for the period.

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


B.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                      January 31,   October 31,
                                                                                         2002          2001
                                                                                         ----          ----
                                                                                      (unaudited)
     Balance at beginning of period...............................................       $ 551          $ 505
     Additions to costs and expenses..............................................          22             62
     Deductions for uncollectible accounts written off, net of recoveries.........         (72)           (16)
                                                                                         -----         ------
     Balance at end of period.....................................................       $ 501          $ 551
                                                                                         =====          =====

The components of inventories are summarized below (in thousands):

                                                                                 January 31,    October 31,
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                 (unaudited)

Raw materials, parts and subassemblies ....................................        $16,289        $15,186
    Work-in-process .......................................................          6,964          6,239
                                                                                   -------        -------
    Total inventories .....................................................        $23,253        $21,425
                                                                                   =======        =======


Property, plant and equipment is summarized below (in thousands):

                                                                                 January 31,    October 31,
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                 (unaudited)
Land ......................................................................        $ 5,391         $ 5,232
Buildings and improvements ................................................         30,975          30,952
Machinery and equipment ...................................................         31,876          31,559
Furniture & fixtures ......................................................          3,805           3,829
Construction in process ...................................................          9,940           4,985
                                                                                   -------         -------
                                                                                    81,987          76,557
Less-accumulated depreciation .............................................        (40,205)        (39,148)
                                                                                   -------         -------
Total property, plant and equipment, net ..................................        $41,782         $37,409
                                                                                   =======         =======


The components of cost and estimated earnings in excess of billings (in thousands):

                                                                                 January 31,    October 31,
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                 (unaudited)
Costs and estimated earnings ..............................................       $174,097        $156,822
Progress billings .........................................................       (138,512)       (120,658)
                                                                                  --------        --------
    Total costs and estimated earnings in excess of billings ..............       $ 35,585        $ 36,164
                                                                                  ========        ========


The components of bill in excess of cost and estimated earnings (in thousands):

                                                                                 January 31,    October 31,
                                                                                    2002           2001
                                                                                 -----------    -----------
                                                                                 (unaudited)
Progress billings .........................................................       $ 82,634        $111,963
Costs and estimated earnings ..............................................        (65,072)        (97,105)
                                                                                  --------        --------
    Total billings in excess of costs and estimated earnings ..............       $ 17,562        $ 14,858
                                                                                  ========        ========

E.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   Three Months Ended January 31,
                                                                                       2002             2001
                                                                                       ----             ----
     Numerator:
         Numerator for basic and diluted earnings per share-earnings from
         continuing operations available to common stockholders................       $ 3,734          $ 1,884
                                                                                      =======          =======
     Denominator:
         Denominator for basic earnings per share-weighted average shares......        10,448           10,317
         Effect of dilutive securities-employee stock options..................           232              114
                                                                                      -------          -------
     Denominator for diluted earnings per share-adjusted weighted-average
       shares with assumed conversions.........................................        10,680           10,431
                                                                                      =======          =======
     Basic earning per share...................................................       $  0.36          $  0.18
                                                                                      =======          =======
     Diluted earnings per share................................................       $  0.35          $  0.18
                                                                                      =======          =======


     For the quarters ended January 31, 2002 and 2001 exercisable stock options of none and 192,000 respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater that the average market price of the Company's common stock.

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

                                                                        Three Months               Three Months
                                                                      Ended January 31,          Ended January 31,
                                                                            2002                        2001
                                                                            ----                        ----
         Net income...................................................     $3,734                      $1,884
         Initial adoption of SFAS 133.................................        ---                         192
         Change in fair value of hedge instrument.....................         35                        (176)
                                                                           ------                      ------
         Comprehensive income.........................................     $3,769                      $1,900
                                                                           ======                      ======


G.   BUSINESS SEGMENTS

     The Company has three reportable segments: Switchgear and related equipment and service (Switchgear) for distribution, control and management of electrical energy, Bus duct products (Bus Duct) for distribution of electric power, and Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes.

     The tables below reflect certain information relating to the Company's operations by segment. Substantially all revenues represent sales to unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in the Company's annual report on Form 10-K for the year ended October 31, 2001. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments. Interest charges and credits to the segments from the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):


                                                             Three Months Ended January 31,
                                                                  2002            2001
                                                                --------        --------
      Revenues
         Switchgear ........................................     $61,763         $39,523
         Bus Duct ..........................................       9,364           9,162
         Process Control Systems ...........................       5,360           6,466
                                                                 -------        --------
         Total Revenues ....................................     $76,487         $55,151
                                                                 =======         =======

      Earnings from operations before income taxes
         Switchgear ........................................       4,564           1,144
         Bus Duct ..........................................       1,078           1,634
         Process Control Systems ...........................         222              96
                                                                 -------         -------

      Total earnings from operations before income taxes ...     $ 5,864         $ 2,874
                                                                ========         =======


                                                               January 31,     October 31,
                                                                  2002            2001
                                                               -----------     -----------
                                                               (unaudited)
      Assets
         Switchgear ........................................    $131,310        $134,872
         Bus Duct ..........................................      22,099          21,576
         Process Control Systems ...........................      18,051          17,579
         Corporate .........................................       8,865          12,334
                                                                --------        --------

      Total Assets .........................................    $180,325        $186,361
                                                                ========        ========

Part I
  Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

Quarters ended January 31                               2002            2001
--------------------------------------------------------------------------------
Revenues                                                100.0%         100.0%
Gross Profit                                             20.4           20.3
Selling, general and administrative expenses             12.3           15.1
Interest expense (income), net                             .4            --
Earnings from operations before income taxes              7.7            5.2
Income tax provision                                      2.8            1.8
Net earnings                                              4.9            3.4


Revenues for the quarter ended January 31, 2002 were up 28 percent to $76,487,000 from $55,151,000 in the first quarter of last year. The increase in revenues was attributable to the Switchgear products segment due to increasing demand for our products and services from the domestic electric power production and distribution and the oil and gas production markets. This increase was partially offset by lower revenues from the Process Control segment.

The following table sets forth the percentage of total revenues attributable to each business segment

                                                         Year Ended January 31,
                                                         2002              2001
                                                         ----              ----
      Revenues:
         Switchgear                                       81%               72%
         Bus Duct                                         12%               17%
         Process Control Systems                           7%               11%
                                                          ---               ---
              Total                                      100%              100%

Gross profit, as a percentage of revenues, was 20.4 percent and 20.3 percent for the quarters ended January 31, 2002 and 2001, respectively. The slightly higher percentages in 2002 were mainly due to price stabilization for Switchgear products and increased margins from lean manufacturing techniques.

Selling, general and administrative expenses as a percentage of revenues were
12.3 percent and 15.1 percent for the quarters ended January 31, 2002 and 2001, respectively. The lower percentages in 2002 were due to lower selling expenses at the switchgear segment and lower corporate contract, wage and payroll related expenses.

Interest expense (income), is shown in the following schedule:

Quarters ended January 31                    2002                        2001
--------------------------------------------------------------------------------

      Expense                             $ 359,000                  $106,000
      Income                                (54,000)                 (119,000)
                                          ---------                  --------
      Net                                 $ 305,000                  $(13,000)
                                          =========                  ========

Interest expense for the first quarter of 2002 and 2001 was primarily related to bank notes payable at rates between 5.2 percent and 8.25 percent. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 0.8 percent and 7.0 percent.

Income tax provision is represented by an effective tax rate on earnings of 36.3 percent and 33.7 percent for the quarters ended January 31, 2002 and 2001, respectively. The increases for the three months were primarily due to lower estimated foreign sales corporation credits because of lower export sales compared to the prior year. The increases were also due to higher graduated federal and state tax rates based upon higher pre-tax earnings.

Net earnings were $3,734,000 or $0.35 per diluted share for the first quarter of fiscal 2002, an increase from $1,884,000 or $0.18 per diluted share for the same period last year. The increase was mainly due to higher volume and gross margins in the Switchgear segment and gross margins at the Bus Duct segment.

Backlog at January 31, 2002 was $213,349,000 compared to $208,938,000 at October 31, 2001, an increase of $4,411,000 for the quarter. The increase in backlog was primarily in the Switchgear segment due mainly to increased bookings from the domestic electric power production and distribution market. This was partially offset by lower demand in the Bus Duct segment.



                                             January 31,      October 31,
                                                2002             2001
                                            ------------------------------
     Switchgear..........................     $145,905           $137,361
     Bus Duct............................       25,952             30,232
     Process Control.....................       41,492             41,345
                                              --------           --------
          Total                               $213,349           $208,938
                                              ========           ========

LIQUIDITY AND CAPITAL RESOURCES

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. In December 1999 the revolving line of credit was amended to reduce the line to $15,000,000. In October 2001, the credit agreement was amended and restated to increase the revolving line of credit to $25,000,000 and to extend the maturity date to February 28, 2003. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. Funds used to pay down the revolving line of credit for the three months ended January 31, 2002, were approximately $9,000,000, which included borrowing of approximately $21,450,000 offset by repayments of approximately $30,450,000.

A Company subsidiary ("Borrower") borrowed $8 million on October 25, 2001, through a loan agreement funded with proceeds from certain tax-exempt industrial development revenue bonds ("Bonds"). The Bonds were issued by the Illinois Development Finance Authority and are to be used strictly for the completion of the Company's Northlake, Illinois production facility. A reimbursement agreement between the Borrower and a major U.S. Bank required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds trustee that guarantees payment of the bonds principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021 but the Reimbursement Agreement requires Borrower to provide for redemption of one twentieth of the par amount of the Bonds on October 25, 2002, and each subsequent anniversary. A sinking fund equal to one twentieth of the total Bonds outstanding will be funded by the Company each year for redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds remarketing agent, which was the underwriter for the Bonds and is an affiliate of the Bank.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                               January 31,       October 31,
                                                   2002              2001
                                             ---------------------------------
     Working Capital                           $78,986,000       $88,981,000
     Current Ratio                               2.49 to 1         2.66 to 1
     Long-term Debt to Capitalization              .1 to 1           .2 to 1

Management believes that the Company continues to maintain a strong liquidity position. The $9,995,000 decrease in working capital during the three months ended January 31, 2002 reflects the Company's effort to reduce investment in trade accounts receivable.

Cash and cash equivalents decreased by $1,962 during the three months ended January 31, 2002. The primary use of cash during this period was to fund investing activities and reduce net borrowings on the revolving line of credit.

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

On April 30, 2001, the Board of Directors approved the Company's planned plant expansion in the Chicago operations of the Bus Duct segment. The Company expects to invest a total of approximately $9,000,000 during fiscal 2001 and 2002 on this project. Approximately $5,400,000 has been expended to date.

The Company believes the current credit facilities coupled with the Company's additional borrowing capacity along with cash generated from operations will be sufficient to fund the Company's current operations, internal growth and possible acquisitions.

The Company has other commitments, as is common in our industry, which are not entered into our Balance Sheet and expose the company to increased financial risks. Significant off balance sheet transactions include liabilities associated with noncancelable operating leases, letter of credit obligations and surety guarantees.

Non-cancelable operating leases are entered into for certain offices, facilities, equipment and vehicles that are not owned and require monthly lease rental fees. At the end of the lease, there is no further obligation to the lessor and many leases have cancellation and termination clauses prior to reaching the end of the lease. A cancelled or terminated lease may contain fees for canceling before reaching the final termination date. This amount is typically the difference between the fair market value of the leased asset and the implied book value of the leased asset as determined in accordance with the lease agreement.

         At January 31, 2002, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

         Year Ending                                               Operating
         October 31                                                 Leases
          2002...................................................    1,557
          2003...................................................      877
          2004...................................................      615
          2005...................................................      413
          2006...................................................      273
          Thereafter.............................................      286
                                                                    ------
          Total lease commitments................................   $4,021
                                                                    ======

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. The Company is contingently liable for secured and unsecured letters of credit of $11,505,000 as of January 31, 2002. The Company also had performance bonds totaling approximately $133,004,000 that were outstanding at January 31, 2002.

The previous discussion should be read in conjunction with the consolidated financial statements.

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," management has identified the accounting principles which we believe is most critical to our reported financial status by considering the accounting policy that involves the most complex or subjective decisions or assessments. We identified our most critical accounting policy to be related to the percentage-of-completion revenue recognition method. Revenue from construction and certain production contracts are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Contruction-Type and Certain Production-Type Contracts". Percentage-of-completion for contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. We complete most contracts within less than one year and generally consider contracts to be substantially complete upon acceptance by the customer. Changes in job performance, job conditions, estimated contract costs and profitability may result in revisions in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Part 1
     Item 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the Bank's interbank offered rate. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $501,000 at January 31, 2002 and $ 551,000 at October 31, 2001, respectively, which management believes is adequate

The interest rate swap agreement, which is used by the Company in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as adjustments to interest expense in the periods in which they occur.

At January 31, 2002 the Company had $5,357,000 in borrowings subject to the interest rate swap at a rate of 5.20 percent through September 30, 2003. The
5.20 percent rate is currently approximately 3.3 percent above market and should represent approximately $43,000 of increased interest expense for fiscal year 2002 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at January 31, 2002 is ($167,000). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on January 31, 2002 was 1.91 percent.

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





POWELL INDUSTRIES, INC.
Registrant



March 18, 2002                     /s/ THOMAS  W. POWELL
--------------                     -------------------------------------------
Date                               Thomas  W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




March 18, 2002                     /s/ DON R. MADISON
--------------                     -------------------------------------------
Date                               Don R. Madison
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)