Form 10-Q
period 2002-04-30
POWELL INDUSTRIES INC
filed 2002-05-22
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
         from                               to
             -----------------------------    ----------------------------------


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           NEVADA                                                                88-0106100
-------------------------------------------------------------------        --------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)




           8550 Mosley Drive, Houston, Texas                                                     77075-1180
-------------------------------------------------------------------        -------------------------------------------------------
          (Address of principal executive offices)                                               (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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

Common Stock, par value $.01 per share; 10,468,919 shares outstanding as of May 16, 2002.

                    Powell Industries, Inc. and Subsidiaries

Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...........................................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and
                      Results of Operations.............................................................11

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................15

Part II - Other Information and Signatures..............................................................16

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          APRIL 30,       OCTOBER 31,
                                                                                            2002             2001
                                                                                        -------------    -------------
ASSETS                                                                                   (UNAUDITED)
Current Assets:
     Cash and cash equivalents ......................................................   $      13,933    $       6,520
     Accounts receivable, less allowance for doubtful accounts of
         $601 and $551, respectively ................................................          57,438           76,592
     Costs and estimated earnings in excess of billings .............................          32,462           36,164
     Inventories ....................................................................          24,500
                                                                                                                21,425
     Deferred income taxes and income taxes receivable ..............................               0            1,043
     Prepaid expenses and other current assets ......................................           1,892              835
                                                                                        -------------    -------------
         Total Current Assets .......................................................         130,225          142,579

Property, plant and equipment, net ..................................................          44,200           37,409
Deferred income taxes ...............................................................           1,089            1,064
Other assets ........................................................................           5,669            5,309
                                                                                        -------------    -------------
         Total Assets ...............................................................   $     181,183    $     186,361
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ...........................................   $       1,429    $       1,429
     Accounts and income taxes payable ..............................................          16,910           18,857
     Accrued salaries, bonuses and commissions ......................................           7,999            9,670
     Billings in excess of costs and estimated earnings .............................          13,236           14,858
     Accrued product warranty .......................................................           2,389            1,860
     Other accrued expenses .........................................................           7,387            6,924
                                                                                        -------------    -------------
         Total Current Liabilities ..................................................          49,350           53,598

Long-term debt, net of current maturities ...........................................          11,571           21,285
Deferred compensation expense .......................................................           1,509            1,404
Other liabilities ...................................................................             562              705
                                                                                        -------------    -------------
         Total Liabilities ..........................................................          62,992           76,992

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,965,000 and
       10,964,000 shares issued, respectively .......................................             109              109
     Additional paid-in capital .....................................................           8,882            8,680
     Retained earnings ..............................................................         116,215          107,967
     Treasury stock, 503,000 shares and 530,000 shares respectively, at cost ........          (4,690)          (4,887)
     Accumulated other comprehensive income (loss): fair value of interest rate swap              (93)            (140)
     Deferred compensation-ESOP .....................................................          (2,232)          (2,360)
                                                                                        -------------    -------------

         Total Stockholders' Equity .................................................         118,191          109,369
                                                                                        -------------    -------------

         Total Liabilities and Stockholders' Equity .................................   $     181,183    $     186,361
                                                                                        =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         THREE MONTHS ENDED APRIL 30,
                                                                                            2002            2001
                                                                                        -------------   -------------
Revenues ............................................................................   $      80,286   $      68,719

Cost of goods sold ..................................................................          63,019          54,493
                                                                                        -------------   -------------

Gross profit ........................................................................          17,267          14,226

Selling, general and administrative expenses ........................................           9,917           9,261
                                                                                        -------------   -------------

Earnings before interest and income taxes ...........................................           7,350           4,965

Interest expense (income), net ......................................................             263              91
                                                                                        -------------   -------------

Earnings before income taxes ........................................................           7,087           4,874

Income tax provision ................................................................           2,573           1,753
                                                                                        -------------   -------------

Net earnings ........................................................................   $       4,514   $       3,121
                                                                                        =============   =============

Net earnings per common share:

   Basic ............................................................................   $        0.43   $        0.30
   Diluted ..........................................................................            0.42            0.30

Weighted average number of common shares outstanding ................................          10,457          10,343
                                                                                        =============   =============

Weighted average number of common and common equivalent shares outstanding ..........          10,685          10,475
                                                                                        =============   =============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         SIX MONTHS ENDED APRIL 30,
                                                                                            2002            2001
                                                                                        -------------   -------------
Revenues ............................................................................   $     156,773   $     123,870

Cost of goods sold ..................................................................         123,915          98,430
                                                                                        -------------   -------------

Gross profit ........................................................................          32,858          25,440

Selling, general and administrative expenses ........................................          19,338          17,614
                                                                                        -------------   -------------

Earnings before interest and income taxes ...........................................          13,520           7,826

Interest expense (income), net ......................................................             568              78
                                                                                        -------------   -------------

Earnings before income taxes ........................................................          12,952           7,748

Income tax provision ................................................................           4,703           2,743
                                                                                        -------------   -------------

Net earnings ........................................................................   $       8,249   $       5,005
                                                                                        =============   =============

Net earnings per common share:

   Basic ............................................................................   $        0.79   $        0.48
   Diluted ..........................................................................            0.77            0.48

Weighted average number of common shares outstanding ................................          10,452          10,330
                                                                                        =============   =============

Weighted average number of common and common equivalent shares outstanding ..........          10,676          10,479
                                                                                        =============   =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED APRIL 30,
                                                                                       2002              2001
                                                                                   -------------    -------------
Operating Activities:
     Net earnings ..............................................................   $       8,249    $       5,005
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Depreciation and amortization .........................................           2,315            2,204
         Loss on disposition of assets .........................................              30                7
         Deferred income tax provision (benefit) ...............................             (24)            (214)
         Postretirement benefits liability .....................................            (144)              (4)
         Changes in operating assets and liabilities:
              Accounts receivable, net .........................................          19,153           (2,843)
              Costs and estimated earnings in excess of billings ...............           3,702           (4,360)
              Inventories ......................................................          (3,075)          (4,376)
              Prepaid expenses and other current assets ........................          (1,057)             (58)
              Other assets .....................................................            (460)             (61)
              Accounts payable and income taxes payable or receivable ..........            (904)            (702)
              Accrued liabilities ..............................................            (631)             683
              Billings in excess of costs and estimated earnings ...............          (1,622)           3,551
              Deferred compensation expense ....................................             234              196
                                                                                   -------------    -------------

                  Net cash provided by (used in) operating activities ..........          25,766             (972)
Investing Activities:
     Purchases of property, plant and equipment ................................          (9,037)          (2,456)
                                                                                   -------------    -------------
                  Net cash used in investing activities ........................          (9,037)          (2,456)
                                                                                   -------------    -------------

Financing Activities:
     Borrowings on revolving line of credit ....................................              --           11,750
     Repayments on revolving line of credit ....................................          (9,000)          (8,750)
     Repayments of long-term debt ..............................................            (714)            (714)
     Payments to reacquire common stock ........................................               0             (267)
     Exercise of stock options .................................................             398              388
                                                                                   -------------    -------------
                  Net cash provided by (used in) financing activities ..........          (9,316)           2,407
                                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents ...........................           7,413           (1,021)
Cash and cash equivalents at beginning of period ...............................           6,520            2,114
                                                                                   -------------    -------------

Cash and cash equivalents at end of period .....................................   $      13,933    $       1,093
                                                                                   =============    =============

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest ..............................................................   $         348    $         336

         Income taxes ..........................................................   $         500    $       1,600



         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
     Item 1


                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 annual report on Form 10-K.


     New Accounting Policies

     On June 30, 2001 the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS Nos. 141 and 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt these statements effective November 1, 2002. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. The Company does not believe that the effect on its financial statements of the adoption of SFAS No. 141 will be material. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required under SFAS No. 142 to be separately recognized if the benefit of the asset is based on contractual or legal rights. The Company will adopt the standard on November 1, 2002. The Company is evaluating the impact of SFAS No. 142 on its financial statements. Goodwill amortization for six months ended April 30, 2002 was $72,000, which had no impact on earnings per diluted share for the period.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard on November 1, 2002, and is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

B. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

         Activity in the Company's allowance for doubtful accounts receivable consists of the following (in thousands):


                                                                                              April 30,     October 31,
                                                                                                2002           2001
                                                                                             -----------    -----------
                                                                                             (unaudited)
              Balance at beginning of period .............................................   $       551    $       505
              Additions to costs and expenses ............................................           116             62
              Deductions for uncollectible accounts written off, net of recoveries .......           (66)           (16)
                                                                                             -----------    -----------
              Balance at end of period ...................................................   $       601    $       551
                                                                                             ===========    ===========

         The components of inventories are summarized below (in thousands):

                                                                                              April 30,    October 31,
                                                                                                2002          2001
                                                                                             -----------   -----------
                                                                                             (unaudited)
              Raw materials, parts and subassemblies .....................................   $    17,097   $    15,186
              Work-in-process ............................................................         7,403         6,239
              Total inventories ..........................................................   $    24,500   $    21,425
                                                                                             ===========   ===========


         Property, plant and equipment is summarized below (in thousands):

                                                                                              April 30,     October 31,
                                                                                                2002           2001
                                                                                             -----------    -----------
                                                                                             (unaudited)
              Land .......................................................................   $     5,391    $     5,232
              Buildings and improvements .................................................        30,990         30,952
              Machinery and equipment ....................................................        33,102         31,559
              Furniture & fixtures .......................................................         2,764          3,829
              Construction in process ....................................................        13,204          4,985
                                                                                             -----------    -----------
                                                                                                  85,451         76,557
              Less-accumulated depreciation ..............................................       (41,251)       (39,148)
                                                                                             -----------    -----------
              Total property, plant and equipment, net ...................................   $    44,200    $    37,409
                                                                                             ===========    ===========


         The components of cost and estimated earnings in excess of billings (in thousands):

                                                                                              April 30,     October 31,
                                                                                                2002            2001
                                                                                             -----------    -----------
                                                                                             (unaudited)
              Costs and estimated earnings ...............................................   $   152,192    $   156,822
              Progress billings ..........................................................      (119,730)      (120,658)
                                                                                             -----------    -----------
              Total costs and estimated earnings in excess of billings ...................   $    32,462    $    36,164
                                                                                             ===========    ===========


         The components of billings in excess of cost and estimated earnings (in thousands):

                                                                                              April 30,     October 31,
                                                                                                2002            2001
                                                                                             -----------    -----------
                                                                                             (unaudited)
              Progress billings ..........................................................   $   139,517    $   111,963
              Costs and estimated earnings ...............................................      (126,281)       (97,105)
                                                                                             -----------    -----------
              Total billings in excess of costs and estimated earnings ...................   $    13,236    $    14,858
                                                                                             ===========    ===========

C. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three Months Ended April 30,   Six Months Ended April 30,
                                                                             2002         2001          2002          2001
                                                                         -----------   -----------   -----------   -----------
                                                                                (unaudited)                  (unaudited)
     Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from operations
           available to common stockholders ..........................   $     4,514   $     3,121   $     8,249   $     5,005
                                                                         ===========   ===========   ===========   ===========
     Denominator:
         Denominator for basic earnings per share-
          weighted average shares ....................................        10,457        10,343        10,452        10,330
         Effect of dilutive securities-employee stock options ........           228           132           224           149
                                                                         -----------   -----------   -----------   -----------
         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions ...............................................        10,685        10,475        10,676        10,479
                                                                         ===========   ===========   ===========   ===========

     Basic earnings per share ........................................   $      0.43   $      0.30   $      0.79   $      0.48
                                                                         ===========   ===========   ===========   ===========
     Diluted earnings per share ......................................   $      0.42   $      0.30   $      0.77   $      0.48
                                                                         ===========   ===========   ===========   ===========

     For the quarters ended April 30, 2002 and 2001 there were no exercisable stock options excluded from the computation of diluted earnings per share because the options' exercise prices were greater that the average market price of the Company's common stock.


D. COMPREHENSIVE INCOME

     The Company adopted SFAS No. 133 as amended on November 1, 2000. Accordingly on that date, the Company recorded an asset of $192,000 representing the fair value of its interest rate swap agreement, which is used by the Company in the management of interest rate exposure. The Company also realized this amount as a component of comprehensive income. The Company's comprehensive income, which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                      Three Months Ended April 30,      Six Months Ended April 30,
                                                          2002           2001             2002             2001
                                                     -------------   -------------    -------------   -------------
                                                              (unaudited)                       (unaudited)
     Net income ..................................   $       4,514   $       3,121    $       8,249   $       5,005
     Initial adoption of SFAS 133 ................              --             192               --             192
     Change in fair value of hedge instrument ....              12             (56)              47            (232)
                                                     -------------   -------------    -------------   -------------
     Comprehensive income ........................   $       4,526   $       3,257    $       8,296   $       4,965
                                                     =============   =============    =============   =============


E. BUSINESS SEGMENTS

     The Company has three reportable segments: Switchgear and related equipment and service (Switchgear) for the distribution, control and management of electrical energy, Bus duct products (Bus Duct) for the distribution of electric power, and Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes.

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

     The required disclosures for the business segments are set forth below (in thousands):

                                                                    Three Months Ended April 30,     Six Months Ended April 30,
                                                                        2002             2001           2002             2001
                                                                   -------------    -------------   -------------    -------------
                                                                            (unaudited)                      (unaudited)
     Revenues:
        Switchgear .............................................   $      65,535    $      50,831   $     127,298    $      90,354
        Bus Duct ...............................................           9,569           10,842          18,933           20,004
     Process Control Systems ...................................           5,182            7,046          10,542           13,512
                                                                   -------------    -------------   -------------    -------------
     Total Revenues ............................................   $      80,286    $      68,719   $     156,773    $     123,870
                                                                   =============    =============   =============    =============
     Earnings from operations before income taxes:
        Switchgear .............................................   $       5,895    $       3,004   $      10,459    $       4,152
        Bus Duct ...............................................           1,424            1,748           2,502            3,381
        Process Control Systems ................................            (232)             122              (9)             215
                                                                   -------------    -------------   -------------    -------------
     Total earnings from operations before income taxes ........   $       7,087    $       4,874   $      12,952    $       7,748
                                                                   =============    =============   =============    =============


                                                  April 30,      October 31,
                                                    2002            2001
                                                -------------   -------------
                                                         (unaudited)
     Assets
        Switchgear ..........................   $     124,210   $     134,872
        Bus Duct ............................          21,775          21,576
        Process Control Systems .............          16,077          17,579
        Corporate ...........................          19,121          12,334
                                                -------------   -------------

     Total Assets ...........................   $     181,183   $     186,361
                                                =============   =============

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


FORWARD-LOOKING STATEMENT

Any forward-looking statements contained in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainty; in that, actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for the Company's manufacturing and assembly operations, unforeseen political or economic problems in countries to which the Company exports its products in relation to the Company's principal competitors, any significant decrease in the Company's backlog of orders, any material employee relations problems, or any material litigation or claims made against the Company, as well as general market conditions, competition and pricing.

CRITICAL ACCOUNTING POLICIES

In response to the Security and Exchange Commission Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the accounting principles which it believes are most critical to the Company's reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. Management identified the Company's most critical accounting policies to be those related to the percentage-of-completion revenue recognition method. Revenue from construction and certain production contracts are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion for contracts is measured principally by the percentage of costs incurred and accrued to date for each contract compared to the estimated total costs for such contract for the year. Contracts are generally considered to be substantially complete upon acceptance by the customer. Changes in job performance, job conditions, estimated contract costs and profitability may result in revisions in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.

                                                             April 30, 2002                   April 30, 2001
                                                     ------------------------------    ------------------------------
                                                      Three Months      Six Months     Three Months      Six Months
                                                         Ended            Ended           Ended             Ended
                                                     -------------    -------------    -------------    -------------
     Revenues                                                100.0%           100.0%           100.0%           100.0%
     Gross profit                                             21.5             21.0             20.7             20.5
     Selling, general and administrative
       expenses                                               12.4             12.3             13.5             14.2
     Interest expense, net                                     0.3              0.4              0.1              0.1
     Earnings from operations before income
       taxes                                                   8.8              8.3              7.1              6.3
     Income tax provision                                      3.2              3.0              2.6              2.3
     Net earnings                                              5.6              5.3              4.5              4.0

The following table sets forth the percentage of total revenues attributable to each business segment:


                                                      April 30, 2002                   April 30, 2001
                                              ------------------------------    ------------------------------
                                               Three Months     Six Months      Three Months       Six Months
                                                  Ended            Ended           Ended              Ended
                                              -------------    -------------    -------------    -------------
     Revenues:
          Switchgear                                     82%              81%              74%              73%
          Bus Duct                                       12%              12%              16%              16%
          Process Control Systems                         6%               7%              10%              11%
                                              -------------    -------------    -------------    -------------
             Total                                      100%             100%             100%             100%


Revenues for the quarter ended April 30, 2002 were up 16.8 percent to $80,286,000 from $68,719,000 in the second quarter of last year. The increase in revenues for the quarter was attributed to the Switchgear products segment experiencing an increased demand for our products and services from the domestic electric utility markets both public and private. Revenues for the six months ended April 30, 2002, were up 26.6 percent to $156,773,000 from $123,870,000.
The increase in revenues for the six months was attributed to the Switchgear products segment experiencing an increased demand for our products and services from the domestic electric utility markets both public and private. This increase was partially offset by lower revenues from the Process Control segment due to a shift of value added professional work which has less pass through charges.

Gross profit, as a percentage of revenues, was 21.5 percent and 20.7 percent for the quarter ended April 30, 2002 and 2001, respectively. The higher percentages for the quarter were mainly due to increased margins for Switchgear products and the benefits of lean manufacturing techniques. Gross profit, as a percentage of revenues, was 21.0 percent and 20.5 percent for the six months ended April 30, 2002 and 2001, respectively. The slightly higher percentages for the six months were mainly due to price stabilization for Switchgear products and increased margins from Bus Duct products as well as the benefits of lean manufacturing techniques. This is partially offset by lower margins for the Process Control segment due to costs being expensed on contracts awaiting change orders.

Selling, general and administrative expenses as a percentage of revenues were
12.4 percent and 13.5 percent for the quarter ended April 30, 2002 and 2001, respectively. The lower percentages for the quarter were due to lower salaries and selling expenses, partially offset by increasing medical benefits. Selling, general and administrative expenses as a percent of revenues were 12.3 percent and 14.2 percent for the six months ended April 30, 2002 and 2001, respectively. The lower percentages for the six months were due to lower salaries, selling expenses and legal expenses.

Interest expense (income) is shown in the following schedule (in thousands):

                                    April 30, 2002                     April 30, 2001
                            ------------------------------    ------------------------------
                             Three Months     Six Months       Three Months      Six Months
                                Ended            Ended            Ended            Ended
                            -------------    -------------    -------------    -------------
     Expense ............   $         320    $         676    $         180    $         286
     Income .............             (57)            (108)             (89)            (208)
                            -------------    -------------    -------------    -------------
     Net ................   $         263    $         568    $          91    $          78
                            =============    =============    =============    =============


Interest expense for the second quarter of 2002 and 2001 was primarily related to bank notes payable at rates between 1.5 percent and 5.2 percent. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 0.8 percent and 7.0 percent.

Income tax provision is represented by an effective tax rate on earnings of 36.3 percent and 36.0 percent for the quarters ended April 30, 2002 and 2001, respectively. The increase was due to lower estimated foreign sales corporation credits because of lower export sales compared to the prior year. The effective tax rate on earnings was 36.3 percent and 35.4 percent for the six-months ended April 30, 2002 and 2001, respectively. This increase for the six months was also due to lower estimated foreign sales corporation credits because of lower export sales compared to the prior year.

Net earnings were $4,514,000 or $0.42 per diluted share for the second quarter of fiscal 2002, an increase of 44.6 percent from $3,121,000 or $0.30 per diluted share for the same period last year. The increase was mainly due to higher volume and gross margins in the Switchgear segment. This is partially offset by lower earnings for the Process Control segment due to costs being expensed on contracts awaiting change orders. Net earnings were $8,249,000 or $0.77 per diluted share for the first six months of fiscal 2002, an increase of 64.8 percent from $5,005,000 or $0.48 per diluted share for the same period last year. The increase was also due to significantly higher volume and increased gross margins in the Switchgear segment.

Backlog at April 30, 2002 was $221,722,000 compared to $213,349,000 and
$208,938,000 at January 31, 2002, and at October 31, 2001, respectively, an increase of $8,373,000 for the three months and $12,784,000 for the six months. The increase in backlog was primarily in the Switchgear segment due to increased bookings from the domestic electric utility markets both public and private. This was partially offset by lower demand in the Bus Duct segment.

The following table sets forth the value of total backlog attributable to each business segment (in thousands):

                                    April 30,      January 31,     October 31,
                                      2002           2002             2001
                                 -------------   -------------   -------------
     Switchgear ..............   $     153,083   $     145,905   $     137,361
     Bus Duct ................          24,816          25,952          30,232
     Process Control .........          43,823          41,492          41,345
                                 -------------   -------------   -------------
          Total ..............   $     221,722   $     213,349   $     208,938
                                 =============   =============   =============


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management:

                                                  April 30,       October 31,
                                                    2002             2001
                                                -------------   -------------
     Working Capital                            $  80,875,000   $  88,981,000
     Current Ratio                                  2.64 to 1       2.66 to 1
     Long-term Debt to Capitalization                 .1 to 1         .2 to 1


Management believes that the Company continues to maintain a strong liquidity position. The $8,106,000 decrease in working capital during the six months ended April 30, 2002 reflects the Company's effort to reduce investment in trade accounts receivable.

Cash and cash equivalents increased by $9,375,000 during the three months ended April 30, 2002, primarily through earnings and collections on accounts receivable. The primary use of cash during this period was to fund investing activities and reduce net borrowings on the revolving line of credit.

On April 30, 2001, the Board of Directors approved the Company's planned plant expansion in the Chicago operations of the Bus Duct segment. The Company expects to invest a total of approximately $9.0 million during fiscal 2001 and 2002 on this project. Approximately $8,400,000 has been expended to date. On June 15, 2001, the Board of Directors approved planned plant expansion in the North Canton, Ohio and Houston, Texas operations of the Switchgear segment. The Company expects to invest a total of approximately $8.6 million during fiscal 2002 on this project. Approximately $4,000,000 has been expended to date.

In September 1998, the Company amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. In December 1999 the revolving line of credit was amended to reduce the revolving line of credit to $15,000,000. In October 2001, the credit agreement was amended and restated to increase the revolving line of credit to $25,000,000 and to extend the maturity date to February 28, 2003. As of April 30, 2002 the Company had no outstanding borrowings on this line of credit.

A Company subsidiary ("Borrower") borrowed $8 million on October 25, 2001, through a loan agreement funded with proceeds from certain tax-exempt industrial development revenue bonds ("Bonds"). The Bonds were issued by the Illinois Development Finance Authority and are to be used strictly for the completion of the Company's Northlake, Illinois production facility. A reimbursement agreement between the Borrower and a major U.S. bank, required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds' trustee that guarantees payment of the Bonds' principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021, but the reimbursement agreement requires Borrower to provide for redemption of one twentieth of the par amount of the Bonds on October 25, 2002, and each subsequent anniversary. A sinking fund equal to one twentieth of the total Bonds outstanding will be funded by the Company each year for redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds' remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank.

The Company had a stock repurchase plan under which the Company was authorized to spend up to $5,000,000 for purchases of its common stock. Pursuant to this plan, the Company repurchased 530,100 shares of its common stock at an aggregate cost of approximately $4,887,000 through April 30, 2001. Repurchased shares were added to treasury stock and 27,350 have been used this fiscal year for issuance under the Company's employee stock option plan. No additional shares will be purchased under this plan.

The Company believes the current credit facilities, coupled with the Company's additional borrowing capacity, along with cash generated from operations, will be sufficient to fund the Company's current operations, internal growth and possible acquisitions.

OTHER COMMITMENTS

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

At April 30, 2002, the minimum annual rental commitments under leases having terms in excess of one year and annual maturities of long-term debt and capital obligations are as follows (in thousands):

     Year Ending                                  Operating     Debt & Capital
     October 31                                     Leases       Obligations
     ----------------------------------------   -------------   -------------
        2002 ................................           1,559             714
        2003 ................................             870           4,286
        2004 ................................             655              --
        2005 ................................             450              --
        2006 ................................             295              --
        Thereafter ..........................             294           8,000
                                                -------------   -------------
        Total lease commitments/debt
             and capital obligations ........   $       4,123   $      13,000
                                                =============   =============


Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. The Company is contingently liable for secured and unsecured letters of credit of $12,212,000 as of April 30, 2002. The Company also had performance bonds totaling approximately $165,346,000 that were outstanding at April 30, 2002.

The previous discussion should be read in conjunction with the consolidated financial statements.

Part 1
     Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximates their fair value as they bear interest at rates indexed to the bank's interbank offered rate. The Company's accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. The Company had recorded an allowance for doubtful accounts of $601,000 at April 30, 2002 and $551,000 at October 31, 2001, respectively, which management believes is adequate.

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

At April 30, 2002 the Company had $5,000,000 in borrowings subject to the interest rate swap at a rate of 5.20 percent through September 30, 2003. The
5.20 percent rate is currently approximately 3.3 percent above market and should represent approximately $165,000 of increased interest expense for fiscal year 2002 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at April 30, 2002 is ($93,000). The fair value is the estimated amount the Company would pay to terminate the contract. The agreements require that the Company pay the counterparty at the above fixed swap rate and require the counterparty to pay the Company interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on April 30, 2002 was 1.9 percent.

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

          None

     ITEM 3. Defaults Upon Senior Securities

          Not applicable

     ITEM 4. Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders of the Company held on March 15, 2002, Ronald Wolny and Eugene L. Butler were elected as directors of the Company with terms ending in 2005. The directors continuing in office after the meeting are Thomas W. Powell, Lawrence R. Tanner, Joseph L. Becherer. Steven W. Seale, Jr., Eugene L. Butler, and Robert
          C. Tranchon. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:

             Nominee                 Votes Cast for    Votes Cast Against    Votes Withheld    Abstentions       Non-Votes
             -------                 --------------    ------------------    --------------    -----------       ---------
          Eugene L Butler               9,784,350            29,350                ---             ---            643,494
          Ronald J. Wolny               9,784,350            29,350                ---             ---            643,494

          At the annual meeting, the stockholders also approved and ratified the actions of the directors and officers of the Company during fiscal 2001 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

          Votes Cast for        Votes Cast Against              Votes Withheld           Abstentions          Non-Votes
          --------------        ------------------              --------------           -----------          ---------
             9,813,700                  ---                             ---                  ---               643,494

          Also at the annual meeting, the stockholders approved the Company's Non Employee Directors Stock Option Plan, as amended by the Company's Board of Directors on January 18, 2002. The number of votes cast for, against or withheld, as well as the number abstentions and broker non-votes, with respect to such matter was as follows:

          Votes Cast for        Votes Cast Against               Votes Withheld          Abstentions          Non-Votes
          --------------        ------------------               --------------          -----------          ---------
             9,361,178                210,735                           ---                241,787             643,494


     ITEM 5. Other Information

          None

     ITEM 6. Exhibits and Reports on Form 8-K

          a. Exhibits

               10.1 Powell Industries, Inc. Non-Employee Director Stock Option Plan.

          b. Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


POWELL INDUSTRIES, INC.
Registrant



May 22, 2002                         /s/ THOMAS W. POWELL
------------                         ------------------------------------------
Date                                 Thomas W. Powell
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




May 22, 2002                         /s/ DON R. MADISON
------------                         ------------------------------------------
Date                                 Don R. Madison
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.1            Powell Industries, Inc. Non-Employee Director Stock Option Plan.