Form 10-Q
period 2002-07-31
POWELL INDUSTRIES INC
filed 2002-08-26
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________________ to _________________________________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.


             (Exact name of registrant as specified in its charter)



                  NEVADA                                                            88-0106100
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


           8550 Mosley Drive, Houston, Texas                                        77075-1180
--------------------------------------------------------------         ------------------------------------
       (Address of principal executive offices)                                     (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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

Common Stock, par value $.01 per share; 10,978,578 shares outstanding as of August 14, 2002.

                    Powell Industries, Inc. and Subsidiaries


Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...........................................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and
                      Results of Operations.............................................................12

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................17

Part II - Other Information and Signatures..............................................................18

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      JULY 31,          OCTOBER 31,
                                                                                                        2002               2001
                                                                                                     ---------          -----------
ASSETS
Current Assets:
     Cash and cash equivalents (includes restricted cash of $920 and $5,838 respectively)........     $13,629              $6,520
     Accounts receivable, less allowance for doubtful accounts of
         $842 and $551, respectively.............................................................      58,711              76,592
     Costs and estimated earnings in excess of billings..........................................      39,831              36,164
     Inventories, net............................................................................      23,785              21,425
     Deferred income taxes and income taxes receivable...........................................           0               1,043
     Prepaid expenses and other current assets...................................................       3,420                 835
                                                                                                     --------            --------
         Total Current Assets....................................................................     139,376             142,579

Property, plant and equipment, net...............................................................      44,178              37,409
Deferred income taxes............................................................................       1,136               1,064
Other assets ....................................................................................       5,775               5,309
                                                                                                     --------            --------
         Total Assets............................................................................    $190,465            $186,361
                                                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt........................................................      $1,429              $1,429
     Accounts and income taxes payable...........................................................      14,823              18,857
     Accrued salaries, bonuses and commissions...................................................       9,523               9,670
     Billings in excess of costs and estimated earnings..........................................      15,702              14,858
     Accrued product warranty....................................................................       2,634               1,860
     Deferred income tax liability...............................................................       2,895                 833
     Other accrued expenses......................................................................       6,762               6,091
                                                                                                     --------            --------
         Total Current Liabilities...............................................................      53,768              53,598

Long-term debt, net of current maturities .......................................................      11,214              21,285
Deferred compensation expense....................................................................       1,457               1,404
Other liabilities................................................................................         571                 705
                                                                                                     --------            --------
         Total Liabilities.......................................................................      67,010              76,992

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,979,000 and
     10,964,000
         shares issued, respectively.............................................................         109                 109
     Additional paid-in capital..................................................................       8,801               8,680
     Retained earnings...........................................................................     120,740             107,967
     Treasury stock, 386,184 shares and 530,100 shares respectively, at cost.....................      (3,927)             (4,887)
     Accumulated other comprehensive (loss): fair value of interest rate swap....................        (102)               (140)
     Deferred compensation-ESOP..................................................................      (2,166)             (2,360)
                                                                                                     --------            --------

         Total Stockholders' Equity..............................................................     123,455             109,369
                                                                                                     --------            --------
         Total Liabilities and Stockholders' Equity..............................................    $190,465            $186,361
                                                                                                     ========            ========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 THREE MONTHS ENDED JULY 31,
                                                                                                ------------------------------
                                                                                                  2002                   2001
                                                                                                -------                -------
Revenues............................................................................            $74,287                $70,780
                                                                                                -------                -------

Cost of goods sold..................................................................             57,857                 55,028
                                                                                                -------                -------

Gross profit........................................................................             16,430                 15,752

Selling, general and administrative expenses........................................              9,710                  9,129
                                                                                                -------                -------

Earnings before interest and income taxes...........................................              6,720                  6,623

Interest expense (income), net......................................................               (396)                   154
                                                                                                -------                -------

Earnings before income taxes........................................................              7,116                  6,469

Income tax provision................................................................              2,593                  2,243
                                                                                                -------                -------

Net earnings........................................................................            $ 4,523                $ 4,226
                                                                                                =======                =======

Net earnings per common share:

   Basic............................................................................            $  0.43                $  0.41
   Diluted..........................................................................               0.42                   0.40

Weighted average number of common shares outstanding................................             10,543                 10,427
                                                                                                =======                =======

Weighted average number of common and common equivalent shares outstanding..........             10,742                 10,617
                                                                                                =======                =======

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 NINE MONTHS ENDED JULY 31,
                                                                                               --------------------------------
                                                                                                 2002                    2001
                                                                                               --------                --------
Revenues............................................................................           $231,061                $194,650

Cost of goods sold..................................................................            181,773                 153,458
                                                                                               --------                --------

Gross profit........................................................................             49,288                  41,192

Selling, general and administrative expenses........................................             29,048                  26,743
                                                                                               --------                --------

Earnings before interest and income taxes...........................................             20,240                  14,449

Interest expense, net...............................................................                172                     232
                                                                                               --------                --------

Earnings before income taxes........................................................             20,068                  14,217

Income tax provision................................................................              7,295                   4,986
                                                                                               --------                --------

Net earnings........................................................................           $ 12,773                $  9,231

Net earnings per common share:

   Basic............................................................................           $   1.22                $   0.89
   Diluted..........................................................................               1.19                    0.88

Weighted average number of common shares outstanding................................             10,483                  10,362
                                                                                               ========                ========

Weighted average number of common and common equivalent shares outstanding..........             10,699                  10,513
                                                                                               ========                ========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                NINE MONTHS ENDED JULY 31,
                                                                                               ----------------------------
                                                                                                 2002                2001
                                                                                               --------            --------
Operating Activities:
     Net earnings .......................................................................      $ 12,773            $  9,231
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...................................................         3,546               3,338
         Loss on disposition of assets...................................................            25                 121
         Deferred income tax provision (benefit).........................................         1,991                (219)
         Changes in operating assets and liabilities:
              Accounts receivable, net...................................................        17,881               1,973
              Costs and estimated earnings in excess of billings.........................        (3,667)            (11,014)
              Inventories, net...........................................................        (2,360)             (6,294)
              Prepaid expenses and other current assets..................................        (1,220)               (842)
              Other assets...............................................................          (616)               (102)
              Accounts payable and income taxes payable or receivable....................        (2,991)             (1,284)
              Accrued liabilities........................................................         1,299               2,533
              Billings in excess of costs and estimated earnings.........................           844               4,021
              Deferred compensation expense..............................................           247                 306
              Other liabilities..........................................................           (97)                 (1)
                                                                                               --------            --------

                  Net cash provided by operating activities..............................        27,655               1,767

Investing Activities:
     Purchases of property, plant and equipment..........................................       (11,556)             (6,197)
                                                                                               --------            --------
                  Net cash used in investing activities..................................       (11,556)             (6,197)
                                                                                               --------            --------

Financing Activities:
     Borrowings on revolving line of credit..............................................            --              19,750
     Repayments on revolving line of credit..............................................        (9,000)            (17,250)
     Repayments of long-term debt........................................................        (1,071)             (1,071)
     Decrease in restricted cash.........................................................         4,918                  --
     Payments to reacquire common stock..................................................            --                (267)
     Issuance of common stock............................................................         1,081               1,385
                                                                                               --------            --------
                  Net cash provided by (used in) financing activities....................        (4,072)              2,547
                                                                                               --------            --------

Net increase (decrease) in cash and cash equivalents.....................................        12,027              (1,883)
Cash and cash equivalents at beginning of period.........................................           682               2,114
                                                                                               --------            --------

Cash and cash equivalents at end of period...............................................      $ 12,709            $    231
                                                                                               ========            ========

Supplemental disclosure of cash flow information (in thousands):

     Cash paid during the period for:
         Interest .......................................................................      $    465            $    506

         Income taxes....................................................................      $  3,200            $  4,100


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

Part I
     Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes thereto included in our October 31, 2001 annual report on Form 10-K.

     New Accounting Standards

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations completed after June 30, 2001, be accounted for using the purchase method. In June 2001 we adopted of SFAS No. 141 and there was no material effect on our financial statements.

     In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We plan to adopt this statement effective November 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required under SFAS No. 142 to be separately recognized if the benefit of the asset is based on contractual or legal rights. We are evaluating the impact of SFAS No. 142 on our financial statements. Goodwill included in other assets on the financial statements is $2,133,000 and accumulated amortization of $1,179,000 as of July 31, 2002. Goodwill amortization for nine months ended July 31, 2002 was $108,000.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt this standard on November 1, 2002, and are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

     In June 2002 FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently assessing the new standard and any potential impact on our consolidated statement of operations, cash flows, or financial position.

B.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (unaudited)

         Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                             July 31,      October 31,
                                                                                               2002           2001
                                                                                             --------      -----------
              Balance at beginning of period............................................     $   551         $   505
              Additions to costs and expenses...........................................         361              62
              Deductions for uncollectible accounts written off, net of recoveries......         (70)            (16)
                                                                                             -------         -------
              Balance at end of period..................................................     $   842         $   551
                                                                                             =======         =======

           The components of inventories, net are summarized below (in thousands):

                                                                                             July 31,       October 31,
                                                                                               2002            2001
                                                                                             --------       -----------
              Raw materials, parts and subassemblies......................................    $17,795         $15,687
              Work-in-process ............................................................      7,392           6,239
              Reserve for obsolescence....................................................     (1,402)           (501)
                                                                                              -------         -------
              Total inventories...........................................................    $23,785         $21,425
                                                                                              =======         =======

           Property, plant and equipment, net are summarized below (in thousands):

                                                                                              July 31,      October 31,
                                                                                                2002            2001
                                                                                             --------       -----------
              Land........................................................................   $  5,005       $   5,232
              Buildings and improvements..................................................     35,794          30,952
              Machinery and equipment.....................................................     37,537          31,559
              Furniture & fixtures........................................................      3,012           3,829
              Construction in process.....................................................      4,765           4,985
                                                                                             --------       ---------
                                                                                               86,113          76,557
              Less accumulated depreciation...............................................    (41,935)        (39,148)
                                                                                             --------       ---------
              Total property, plant and equipment, net....................................   $ 44,178        $ 37,409
                                                                                             ========        ========

            The components of cost and estimated earnings in excess of billings are as follows (in thousands):

                                                                                               July 31,       October 31,
                                                                                                 2002            2001
                                                                                               ---------      -----------
              Costs and estimated earnings................................................     $ 183,911       $ 156,822
              Progress billings...........................................................      (144,080)       (120,658)
                                                                                               ----------      ---------
              Total costs and estimated earnings in excess of billings....................     $  39,831       $  36,164
                                                                                               =========       =========


           The components of billings in excess of cost and estimated earnings are as follows (in thousands):

                                                                                               July 31,       October 31,
                                                                                                 2002            2001
                                                                                               --------       ----------
              Progress billings...........................................................     $137,426        $111,963
              Costs and estimated earnings................................................     (121,724)        (97,105)
                                                                                               --------        --------
              Total billings in excess of costs and estimated earnings....................     $ 15,702        $ 14,858
                                                                                               ========        ========

C.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   Three Months Ended July 31,        Nine Months Ended July 31,
                                                                       2002             2001             2002            2001
                                                                       ----             ----             ----            ----
                                                                           (unaudited)                       (unaudited)
     Numerator:
         Numerator for basic and diluted earnings per
          share-earnings from operations
           available to common stockholders.....................      $4,523           $4,226           $12,773         $9,231
                                                                      ======           ======           =======         ======
     Denominator:
         Denominator for basic earnings per share-
          weighted average shares...............................      10,543           10,427            10,483         10,362
         Effect of dilutive securities-employee stock options ..         199              190               216            151
                                                                      ------           ------            ------         ------
         Denominator for diluted earnings per share-
          adjusted weighted-average shares with assumed
           conversions..........................................      10,742           10,617            10,699         10,513
                                                                      ======           ======            ======         ======

     Basic earnings per share...................................       $0.43            $0.41             $1.22          $0.89
                                                                       =====            =====             =====          =====
     Diluted earnings per share.................................       $0.42            $0.40             $1.19          $0.88
                                                                       =====            =====             =====          =====

     For the quarters ended July 31, 2002 and 2001, there were 10,000 and 0 stock options, respectively, excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common stock.

D.   COMPREHENSIVE INCOME

     We adopted SFAS No. 133 as amended on November 1, 2000. Accordingly on that date, we recorded an asset of $192,000 representing the fair value of an interest rate swap agreement, which is used in the management of interest rate exposure. We also realized this amount as a component of comprehensive income. Our comprehensive income, which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                                  Three Months Ended July 31,        Nine Months Ended July 31,
                                                                    2002              2001             2002            2001
                                                                    ----              ----             ----            ----
                                                                          (unaudited)                     (unaudited)
         Net income..........................................       $4,523           $4,226           $12,773         $9,231
         Initial adoption of SFAS 133........................          ---              192               ---            192
         Change in fair value of hedge instrument............           (9)             (66)               38           (298)
                                                                    -------          ------           -------         ------
         Comprehensive income................................       $4,514           $4,352           $12,811         $9,125
                                                                    ======           ======           =======         ======

E.   BUSINESS SEGMENTS

     We have three reportable segments: Switchgear and related equipment and service (Switchgear) for the distribution, control and management of electrical energy; Bus duct products (Bus Duct) for the distribution of electric power; and Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems for the control of dynamic processes.

     The tables below reflect certain information relating to our operations by segment. Substantially all revenues represent sales to unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in our annual report on Form 10-K for the year ended October 31, 2001. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments. Interest charges and credits to the segments from the corporate office are based on use of funds.

     The required disclosures for the business segments are set forth below (in thousands):

                                                                Three Months Ended July 31,      Nine Months Ended July 31,
                                                                  2002              2001            2002            2001
                                                                  ----              ----            ----            ----
                                                                        (unaudited)                        (unaudited)
      Revenues:
         Switchgear.....................................         $58,647          $52,925         $185,945        $143,787
         Bus Duct.......................................           9,157           11,557           28,091          31,052
      Process Control Systems...........................           6,483            6,298           17,025          19,811
                                                                 -------          -------         --------        --------
      Total Revenues....................................         $74,287          $70,780         $231,061        $194,650
                                                                 =======          =======         ========        ========
      Earnings before income taxes:
         Switchgear.....................................         $ 5,980         $  4,480          $16,439        $  8,632
         Bus Duct.......................................             757            1,650            3,259           5,031
         Process Control Systems........................             379              339              370             554
                                                                 -------         --------          -------        --------
      Total earnings before income taxes................         $ 7,116         $  6,469          $20,068        $ 14,217
                                                                 =======         ========          =======        ========

                                                                                July 31,            October 31,
                                                                                 2002                  2001
                                                                                 ----                  ----
                                                                              (unaudited)
      Assets
         Switchgear..........................................................   $131,925              $134,872
         Bus Duct............................................................     23,797                21,576
         Process Control Systems.............................................     16,463                17,579
         Corporate...........................................................     18,280                12,334
                                                                                --------              --------
      Total Assets...........................................................   $190,465              $186,361
                                                                                ========              ========


F.   COMMITMENTS AND CONTINGENCIES

     Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We are contingently liable for secured and unsecured letters of credit of $12,463,000 as of July 31, 2002. We also had performance bonds totaling approximately $160,904,000 that were outstanding at July 31, 2002.

     The Company is a partner in a joint venture (the "Joint Venture"),which provided process control systems to the Central Artery/Tunnel Project (the "Project") in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the "MTA"). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the "Notice") from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. Part of the follow-on contractor's claim contains unsubstantiated allegations that such work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor's claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

     The Joint Venture has no reason to believe the systems it delivered under contract to MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture's claim against the MTA and the MTA's potential claim for indemnification based on the follow-on contractor's claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor's claim could have a material adverse effect on the Company's financial condition, results of operations, and cash flow the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

     The previous discussion should be read in conjunction with the consolidated financial statements.

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


FORWARD-LOOKING STATEMENT

Any forward-looking statements contained in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties in those actual results may differ materially from that projected in the forward-looking statements. These risks and uncertainties include, without limitation, difficulties which could arise in obtaining materials or components in sufficient quantities as needed for our manufacturing and assembly operations, unforeseen political or economic problems in countries to which we export products in relation to our principal competitors, any significant decrease in our backlog of orders, any material employee relations problems, or any material litigation or claims made against us, as well as general market conditions, competition and pricing.

CRITICAL ACCOUNTING POLICIES

In response to the Securities and Exchange Commission Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. Management identified our most critical accounting policies to be those related to the percentage-of-completion revenue recognition method. Revenue from construction and certain production contracts are recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". Percentage-of-completion for contracts is measured principally by the percentage of costs incurred and accrued to date for each contract compared to the estimated total costs for such contract. Contracts are generally considered to be substantially complete upon acceptance by the customer. Changes in job performance, job conditions, estimated contract costs and profitability may result in revisions in the period in which the revisions are determined. Provisions for total estimated losses on uncompleted contracts are made in the period in which such losses are determined.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items from the Condensed Consolidated Statements of Operations.


                                                            July 31, 2002                   July 31, 2001
                                                     --------------------------------------------------------------
                                                      Three Months   Nine months       Three Months    Nine months
                                                         Ended          Ended              Ended          Ended
                                                      ------------   -----------       ------------    -----------
Revenues                                                100.0%          100.0%            100.0%         100.0%
Gross profit                                             22.1            21.3              22.3           21.2
Selling, general and administrative expenses             13.1            12.6              12.9           13.7
Interest expense, net                                    -0.5             0.1               0.2            0.1
Earnings from operations before income
  taxes                                                   9.6             8.7               9.1            7.3
Income tax provision                                      3.5             3.2               3.1            2.6
Net earnings                                              6.1             5.5               6.0            4.7

The following table sets forth the percentage of total revenues attributable to each business segment:

                                                            July 31, 2002                   July 31, 2001
                                                      ------------------------------------------------------------
                                                      Three Months   Nine months       Three Months    Nine months
                                                         Ended          Ended              Ended          Ended
                                                      ------------   -----------       ------------    -----------
           Revenues:
                Switchgear                                79.0           80.5               74.8           73.9
                Bus Duct                                  12.3           12.2               16.3           16.0
                Process Control Systems                    8.7            7.3                8.9           10.1
                                                          ----           ----               ----           ----
                   Total                                   100%           100%               100%           100%


Revenues for the quarter ended July 31, 2002, were up 5.0 percent to $74,287,000 from $70,780,000 in the third quarter of last year. The increase in revenues for the quarter was attributed to the Switchgear products segment experiencing an increased demand for our products and services from the oil and gas production markets. Revenues for the nine months ended July 31, 2002, were up 18.7 percent to $231,061,000 from $194,650,000 for the nine months ended July 31, 2001. The increase in revenues for the nine months was attributed to the Switchgear products segment experiencing an increased demand for our products and services from oil and gas production markets and domestic electric utility markets. This increase was partially offset by lower revenues from the Process Control segment due to a shift of value added professional work which has less pass through charges and the Bus Duct segment with a softer overall marketplace.

Gross profit, as a percentage of revenues, was 22.1 percent and 22.3 percent for the quarter ended July 31, 2002 and 2001, respectively. The lower percentages for the 2002 quarter were mainly due to lower margins for Bus Duct and pass through procurements on a major project in the Switchgear segment. Gross profit, as a percentage of revenues, was 21.3 percent and 21.2 percent for the nine months ended July 31, 2002 and 2001, respectively. The higher percentages for the 2002 period were mainly due to increased margins for Switchgear products as well as the benefits of cost effective manufacturing techniques. This is partially offset by lower margins for the Process Control Systems due to costs being expensed on contracts awaiting change orders.

Selling, general and administrative expenses as a percentage of revenues were
13.1 percent and 12.9 percent for the quarter ended July 31, 2002 and 2001, respectively. The higher percentages for the quarter were due to strengthening our allowance for doubtful accounts in accordance with our policy based upon ageing of one customer receivable. Selling, general and administrative expenses as a percentage of revenues were 12.6 percent and 13.7 percent for the nine months ended July 31, 2002 and 2001, respectively. The lower percentages for the nine months were due to controlling of salaries and selling expenses as volumes increased.

Interest expense (income) is shown in the following schedule (in thousands):

                                                        July 31, 2002                      July 31, 2001
                                                Three Months    Nine Months       Three Months       Nine Months
                                                   Ended           Ended             Ended              Ended
                                                ------------    -----------       ------------       -----------
         Expense.............................       $(263)          $413             $244               $530
         Income..............................        (133)          (241)             (90)              (298)
                                                    -----           ----             ----               ----
         Net.................................       $(396)          $172             $154               $232
                                                    =====           ====             ====               ====


Interest expense for the third quarter of 2002 and 2001 was primarily related to bank notes payable at rates between 1.3 percent and 5.2 percent. Interest expense for the quarter was a credit due to reversal of higher estimates than actual variable interest expense. Sources of the interest income were related to notes receivable and short-term investment of available funds at various rates between 0.4 percent and 7.0 percent.

Income tax provision is represented by an effective tax rate on earnings of 36.4 percent and 34.7 percent for the quarters ended July 31, 2002 and 2001, respectively. The increase was due to higher graduated federal tax rates, higher state income taxes and lower foreign sales tax credits. The effective tax rate on earnings was 36.4 percent and 35.1 percent for the nine-months ended July 31, 2002 and 2001, respectively. This increase for the nine months was also due to higher graduated federal and state income tax rates and lower estimated foreign sales corporation credits because of lower export sales compared to the prior year.

Net earnings were $4,523,000 or $0.42 per diluted share for the third quarter of fiscal 2002, an increase of 7.0 percent from $4,226,000 or $0.40 per diluted share for the same period last year. The increase was mainly due to higher volume flow gross margin of pass through contract costs on a major project in the Switchgear segment and lower margins in the Bus Duct segment due to general market conditions.

Also included in the quarterly results was a revision of an estimated interest expense increasing earnings by $208,000 net of tax. Net earnings were $12,773,000 or $1.19 per diluted share for the first nine months of fiscal 2002, an increase of 38.4 percent from $9,231,000 or $0.88 per diluted share for the same period last year. The increase was due to significantly higher volume and increased gross margins in the Switchgear segment.

Backlog at July 31, 2002 was $215,346,000 compared to $221,722,000 and
$208,938,000 at April 30, 2002, and at October 31, 2001, respectively, a decrease of $6,376,000 for the three months. The decrease for the quarter was primarily in the Bus Duct segment down $4,001,000 or 16.1% and the Process Control Systems segment down $3,540,000 or 8.1%. The increase of $6,408,000 in backlog for the nine month period was primarily in the Switchgear segment up 12.3% due to increased bookings from the oil and gas production markets.

The following table sets forth the value of total backlog attributable to each business segment (in thousands):

                                                        July 31,                  April 30,              October 31,
                                                          2002                      2002                    2001
                                                        ------------------------------------------------------------
         Switchgear..........................           $154,248                  $153,083                 $137,361
         Bus Duct............................             20,815                    24,816                   30,232
         Process Control Systems.............             40,283                    43,823                   41,345
                                                        --------                  --------                 --------
              Total                                     $215,346                  $221,722                 $208,938
                                                        ========                  ========                 ========


LIQUIDITY AND CAPITAL RESOURCES

Our ability to satisfy cash requirements is evaluated by analyzing key measures of liquidity applicable to us. The following table is a summary of the measures which are significant to management:

                                                                    July 31,           October 31,
                                                                      2002                2001
                                                                  --------------------------------
      Working Capital                                             $85,608,000          $88,981,000
      Current Ratio                                                 2.60 to 1            2.66 to 1
      Long-term Debt to Capitalization                               .1 to 1               .2 to 1


Management believes that we can continue to maintain a strong liquidity position. The $3,373,000 decrease in working capital was invested in property and equipment and to pay off long-term debt.

Cash and cash equivalents increased by $304,000 during the three months ended July 31, 2002, primarily through collections on accounts receivable and release of restricted cash balances. The primary use of cash during this period was to fund investing activities and increases in costs and estimated earnings in excess of billings and inventory balances.

On April 30, 2001, the Board of Directors approved our planned plant expansion in the Chicago operations of the Bus Duct segment. We invested a total of $9.0 million in this project during fiscal 2001and 2002. The project was completed and the facility opened on schedule in May 2002. On June 15, 2001, the Board of Directors approved planned plant expansion in the North Canton, Ohio and Houston, Texas operations of the Switchgear segment. We expect to invest a total of approximately $8.6 million during fiscal 2002 and 2003 on these projects. The North Canton plant was substantially completed in the second quarter. The Houston expansion has experienced construction delays since the second quarter. Approximately $4,000,000 has been expended to date.

In September 1998, we amended a revolving line of credit agreement with a major domestic bank. The amendment provided for a $10,000,000 term loan and a revolving line of credit of $20,000,000. The term of the loan was five years with nineteen equal quarterly payments of $357,143 and a final payment of the remaining principal balance on September 30, 2003. The effective interest rate, after including an interest rate swap negotiated with the trust company of the same domestic bank, is 5.2 percent per annum plus a .75 to 1.25 percent fee based on financial covenants. In December 1999 the revolving line of credit was amended to reduce the revolving line of credit to $15,000,000. In October 2001, the credit agreement was amended and restated to increase the revolving line of credit to $25,000,000 and to extend the maturity date to February 28, 2003. As of July 31, 2002 we have had no outstanding borrowings on this line of credit.

A Company subsidiary ("Borrower") borrowed $8 million on October 25, 2001, through a loan agreement funded with proceeds from certain tax-exempt industrial development revenue bonds ("Bonds"). The Bonds were issued by the Illinois Development Finance Authority and are to be used strictly for the completion of our Northlake, Illinois production facility. A reimbursement agreement between the Borrower and a major U.S. bank, required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds' trustee that guarantees payment of the Bonds' principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021, but the reimbursement agreement requires Borrower to provide for redemption of one twentieth of the par amount of the Bonds on October 25, 2002, and each subsequent anniversary. A sinking fund equal to one twentieth of the total Bonds outstanding will be funded each year for redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds' remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. As of July 31, 2002, the rate was 1.6%.

We had a stock repurchase plan under which we were authorized to spend up to $5,000,000 for purchases of our common stock. Pursuant to this plan, we repurchased 530,100 shares of our common stock at an aggregate cost of approximately $4,887,000 through April 30, 2001. Repurchased shares were added to treasury stock and 143,916 have been used this fiscal year for issuance under our employee stock option plan. No additional shares will be purchased under this plan.

We believe the current credit facilities, coupled with our additional borrowing capacity, along with cash generated from operations, will be sufficient to fund current operations, internal growth and possible acquisitions. As of July 31, 2002 we were in compliance with all debt covenants.

OTHER COMMITMENTS

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

At July 31, 2002, the minimum annual rental commitments under leases having terms in excess of one year and annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

                        Year Ending                                          Operating       Debt & Capital
                        October 31                                             Leases          Obligations
                        ----------------------------------------------------------------------------------
                           2002..........................................      1,555                 357
                           2003..........................................      1,174               4,286
                           2004..........................................      1,249                 ---
                           2005..........................................      1,079                 ---
                           2006..........................................        947                 ---
                           Thereafter....................................      2,102               8,000
                                                                              ------             -------
                           Total lease commitments/debt
                                and capital lease obligations............     $8,106             $12,643
                                                                              ======             =======

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We are contingently liable for secured and unsecured letters of credit of $12,463,000 as of July 31, 2002. We also had performance bonds totaling approximately $160,904,000 that were outstanding at July 31, 2002.

The Company is a partner in a joint venture (the "Joint Venture"),which provided process control systems to the Central Artery/Tunnel Project (the "Project") in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the "MTA"). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the "Notice") from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. Part of the follow-on contractor's claim contains unsubstantiated allegations that such work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor's claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

The Joint Venture has no reason to believe the systems it delivered under contract to MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture's claim against the MTA and the MTA's potential claim for indemnification based on the follow-on contractor's claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor's claim could have a material adverse effect on the Company's financial condition and results of operations, the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

The previous discussion should be read in conjunction with the consolidated financial statements.

Part 1
     Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and equivalents, accounts receivable, accounts payable, debt obligations and an interest rate swap. The book value of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. We believe that the carrying value of our borrowings under the credit agreement approximates their fair value as they bear interest at rates indexed to the bank's interbank offered rate. Our accounts receivable are not concentrated in one customer or one industry and are not viewed as an unusual credit risk. We have recorded an allowance for doubtful accounts of $842,000 at July 31, 2002 and $551,000 at October 31, 2001, respectively, which management believes is adequate.

The interest rate swap agreement, which is used in the management of interest rate exposure, is accounted for on the accrual basis. Income and expense resulting from this agreement is recorded in the same category as interest expense accrued on the related term note. Amounts to be paid or received under the interest rate swap agreement are recognized as adjustments to interest expense in the periods in which they occur.

At July 31, 2002 we had $4,643,000 in borrowings subject to the interest rate swap at a rate of 5.20 percent through September 30, 2003. The 5.20 percent rate is currently approximately 3.4 percent above market and should represent approximately $164,000 of increased interest expense for fiscal year 2002 assuming the current market interest rates do not change. The approximate fair value of the swap agreement at July 31, 2002 was ($102,000). The fair value is the estimated amount we would pay to terminate the contract. The agreements require that we pay the counterparty at the above fixed swap rate and require the counterparty to pay interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on July 31, 2002 was 1.8 percent.

Part II


                                OTHER INFORMATION


     ITEM 1.      Legal Proceedings
                  We are a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial position or results of operations.

     ITEM 2.      Changes in Securities and Use of Proceeds
                  None

     ITEM 3.      Defaults Upon Senior Securities
                  Not applicable

     ITEM 4.      Other Information
                  None

     ITEM 5.      Exhibits and Reports on Form 8-K
                  a.  Exhibits
                      99.1  Certification Pursuant to Section 18 U.S.C.
                            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      99.2  Certification Pursuant to Section 18 U.S.C.
                            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b.  Reports on Form 8-K
                     The Company filed a Form 8-K on May 29, 2002 announcing a change in the Company's independent public accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


POWELL INDUSTRIES, INC.
Registrant



August 26, 2002                        /s/ THOMAS W. POWELL
---------------                     -------------------------------------------
Date                                Thomas W. Powell
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




August 26, 2002                        /s/ DON R. MADISON
---------------                     -------------------------------------------
Date                                Don R. Madison
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


     99.1 Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.