Form 10-K
period 2002-10-31
POWELL INDUSTRIES INC
filed 2003-01-07
CIK 80420

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



             FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002



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

     Indicate by "X" if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by "X" whether the registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $180,967,000 as of December 31, 2002. The number of shares of our Common Stock outstanding on that date was 10,595,878 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 annual meeting of stockholders to be filed not later than 120 days after October 31, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            POWELL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          Cautionary Statement Regarding Forward-Looking Statements...    2

                                   PART I

Item 1.   Business....................................................    3

Item 2.   Properties..................................................    5

Item 3.   Legal Proceedings...........................................    5

Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................    6

Item 6.   Selected Financial Data.....................................    6

Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    7

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   11

Item 8.   Financial Statements and Supplementary Data.................   12

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   34

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   34

Item 11.  Executive Compensation......................................   34

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34

Item 13.  Certain Relationships and Related Transactions..............   34

Item 14.  Controls and Procedures.....................................   34

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   34

Signatures............................................................   36

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes various forward-looking statements regarding the Company which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial conditions. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Company. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Company. These factors include, but are not limited to:

          Competition and Pricing Pressures. We operate in an intensely competitive environment, and many of our competitors are significantly larger and have substantially greater resources than we do. Some of our competitors seek to employ competitive and management strategies similar to those of Powell. As a result, our competitive standing may be expected to vary from time to time and among different markets.

          Sensitivity to General Economic and Industry Conditions. Our markets are cyclical in nature and subject to general trends in the economy. Our profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

          International Sales. International sales accounted for approximately 9% of our net sales in fiscal 2002. As a result of our international sales and operations, we are subject to the risk of fluctuation in currency exchange rates. International instability from war or terrorism, and unforeseen political or economic problems in countries that we export product to could adversely affect our business.

          Raw Materials. Our raw material costs represented approximately 48% of our net sales in fiscal 2002. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper, and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

          Acquisitions. Our business strategy calls for growth and diversification. Pursuing acquisition opportunities and attempting to integrate and manage acquired businesses could require significant resources, including management time and skill, and these efforts may detract from the management or operation of other businesses. Acquired businesses may not perform as expected, thereby causing our actual operating results to suffer.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, TX, we serve the transportation, environmental, industrial, and utility industries.

     Powell Industries, Inc. ("we," "us," "our," "Powell," or the "Company") was incorporated in the state of Nevada in 1968 and is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Manufacturing Company; Powell Power Electronics Company, Inc.; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corporation; and Transdyn Controls, Inc.

PRODUCTS AND SEGMENTS

     We manage our business through operating subsidiaries, which are combined into three reportable business segments: Switchgear and related equipment ("Switchgear"), Bus Duct, and Process Control Systems. Financial information related to these business segments is included in Note L of the Notes to Consolidated Financial Statements.

     A brief description of our products and business segments follows:

          Switchgear and related equipment. Switchgear is an electrical power management system comprised of electrical components housed in metal cubicles designed to monitor and control the flow of electricity and to provide protection to motors, transformers, and other electrically powered equipment. Our switchgear is designed to be free standing for indoor installations, housed in outdoor enclosures or integrated into customized transportable buildings. We design and manufacture systems ranging from 480 volts to in excess of 36,000 volts to serve the transportation, industrial, and utility industries.

          Bus Duct. Bus duct is a series of metal conductors protected by a metal enclosure. Our bus duct is designed to distribute large amounts of electrical energy between a generator, transformer, switching device, or other electrical apparatus, typically requiring custom configurations. We design and manufacture isolated phase, segregated phase, and non-segregated phase bus duct in numerous amperage and voltage ratings for power generation and industrial applications.

          Process Control Systems. Process control systems are customized management systems designed to monitor and control a complex sequence of critical events. Our systems are an integration of instrumentation, computer controls, communications equipment, and data management systems. We design and build systems to serve the transportation, environmental, industrial, utility, and governmental sectors.

CUSTOMERS AND MARKETS

     Our products and services are principally sold directly or through agents to the end-user or to an EPC (engineering, procurement, and construction) firm on behalf of the end-user. We market our products and services to a wide variety of customers, markets and geographic regions; as a result, we are not dependent on any one customer or market for sales.

     During the past three fiscal years, we did not have any one customer or export country that accounted for more than 10% of our consolidated revenues. The loss of any specific customer would not have a material adverse effect on our business; however, a significant reduction in business volume from a market segment could.

     Our principal products are designed for use by and marketed to sophisticated users of large amounts of electrical energy or complex processes. Our markets include: oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, mining, pulp and paper mills, transportation systems, governmental agencies, and other large industrial customers.

     Our export revenues were $28.0 million, $21.4 million, and $44.4 million in fiscal years 2002, 2001 and 2000, respectively. The geographic areas in which these revenues were recorded are included in Note H of the Notes to Consolidated Financial Statements.

COMPETITION

     We operate in an intensely competitive environment. Many of our competitors are significantly larger and have substantially greater resources than we do. However, we believe that we are a significant competitor in each of our principal markets.

     Our products and systems are custom designed to meet the specifications of our customers. Each order is designed and manufactured to the unique requirements of the installation. We consider our engineering and manufacturing capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets.

     Ultimately, our competitive position is dependent on the ability to provide quality products and systems, on a timely basis, at a competitive price.

BACKLOG

     Orders in our backlog at October 31, 2002, totaled $189.4 million, of which we anticipate that approximately $165.0 million will be fulfilled during our fiscal year 2003. A year ago, our backlog of orders totaled $208.9 million.

     Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Under certain circumstances, penalties are included as a term of order acceptance to minimize our risk of cancellation. In the past, we have not experienced a material amount of cancelled orders.

RAW MATERIALS AND SUPPLIERS

     The principal raw materials used in our operations are generally readily available. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in fiscal year 2002. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers.

     We maintain a qualification and performance surveillance process to control risk associated with our components and electrical items that are procured on a sole-source basis. We believe that sources of supply for raw materials and components are generally sufficient and have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2003.

EMPLOYEES

     We had approximately 1,495 full-time employees at October 31, 2002, located throughout the United States. Of the total number of employees, approximately 4% are represented by trade unions. We believe that our relationship with our employees and trade unions is good.

RESEARCH AND DEVELOPMENT

     Our research activities are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $3.4 million, $3.1 million, and $2.9 million in our fiscal years 2002, 2001, and 2000, respectively.

ITEM 2.  PROPERTIES

     We have over 10 locations consisting of manufacturing facilities, sales offices, and repair centers. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent and planned expansions, are expected to meet our needs for the foreseeable future.

     Our principal manufacturing locations by segment as of October 31, 2002, are as follows:

                                                                             APPROXIMATE
                                                                            SQUARE FOOTAGE
                                                      NUMBER               ----------------
LOCATION                                           OF FACILITIES   ACRES    OWNED    LEASED
--------                                           -------------   -----   -------   ------
SWITCHGEAR:
     Houston, TX.................................        2         68.2    430,600       --
     Greenville, TX..............................        1         19.0    109,000       --
     North Canton, OH............................        1          8.0     72,000       --
     Watsonville, CA.............................        1                      --    9,600
BUS DUCT:
     Elyria, OH..................................        1          8.6     64,000       --
     Northlake, IL...............................        1         10.0    103,500       --
PROCESS CONTROL SYSTEMS:
     Pleasanton, CA..............................        1                      --   39,100
     Duluth, GA..................................        1                      --   29,700

     We own one idle facility located in Franklin Park, Illinois which consists of manufacturing and office space. We anticipate that we will sell this property during the coming year. As this property is held for sale, the $1.5 million book value is included in other current assets at October 31, 2002. Prior to the construction of our new facility in Northlake, Franklin Park was used to manufacture our isolated phase bus duct product line.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various legal proceedings, claims, and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. However, we do not believe that the ultimate conclusion of these disputes will materially affect our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock trades on the NASDAQ National Market under the symbol "POWL". The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ National Market of our common stock.

                                                              HIGH     LOW
                                                              -----   -----
FISCAL YEAR 2001:
     First Quarter..........................................  14.13    9.50
     Second Quarter.........................................  17.85   13.31
     Third Quarter..........................................  32.66   17.85
     Fourth Quarter.........................................  28.50   17.06
FISCAL YEAR 2002:
     First Quarter..........................................  26.09   16.61
     Second Quarter.........................................  24.49   18.84
     Third Quarter..........................................  25.80   17.00
     Fourth Quarter.........................................  19.49   14.75

     As of October 31, 2002, the last reported sales price of our common stock on the NASDAQ National Market was $15.71 per share. As of October 31, 2002, there were 709 stockholders of record of our common stock.

     See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

DIVIDEND POLICY

     We currently intend to retain earnings for use in our business; therefore, we do not anticipate paying cash dividends in the foreseeable future. We have never declared or paid cash dividends on our capital stock. In the future, the decision to pay cash dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors in which our Board of Directors, in its sole discretion, may consider relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data shown below for the past five years was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with "Business Risks", "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                        YEAR ENDED OCTOBER 31,
                                                         ----------------------------------------------------
                                                           2002       2001       2000       1999       1998
                                                         --------   --------   --------   --------   --------
                                                             AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Statements of Operations:
  Revenues.............................................  $306,403   $271,243   $223,019   $212,531   $212,733
  Cost of goods sold...................................   238,745    214,446    182,340    172,353    164,944
                                                         --------   --------   --------   --------   --------
    Gross profit.......................................    67,658     56,797     40,679     40,178     47,789
  Selling, general and administrative expenses.........    38,997     35,007     29,841     29,354     30,805
                                                         --------   --------   --------   --------   --------
  Earnings before interest and income taxes............    28,661     21,790     10,838     10,824     16,984
  Earnings from continuing operations..................    17,905     13,542      7,061      7,127     11,465
  Loss from discontinued operations (net of income
    taxes).............................................        --         --         --         --     (4,800)
                                                         --------   --------   --------   --------   --------
    Net earnings.......................................  $ 17,905   $ 13,542   $  7,061   $  7,127   $  6,665
                                                         ========   ========   ========   ========   ========
    Diluted earnings per share.........................      1.67       1.28        .67        .66        .62

                                                                         AS OF OCTOBER 31,
                                                        ----------------------------------------------------
                                                          2002       2001       2000       1999       1998
                                                        --------   --------   --------   --------   --------
                                                            AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA
Balance Sheet Data:
  Cash and cash equivalents...........................  $ 14,362   $  6,520   $  2,114   $ 10,646   $    601
  Property, plant and equipment, net..................    45,020     37,409     31,383     33,286     32,311
  Total assets........................................   189,643    186,361    137,926    127,531    127,131
  Long-term debt and capital lease obligations,
    including current maturities......................    12,010     22,714      7,143      9,572     13,000
  Total stockholders' equity..........................   128,207    109,369     94,087     90,772     83,336
  Total liabilities and stockholders' equity..........   189,643    186,361    137,926    127,531    127,131

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are pleased to report to you our financial condition and results of operations. During our fiscal year 2002, Powell Industries achieved record revenues of $306.4 million, a 13% increase from fiscal 2001, and net earnings grew 32% to $17.9 million. The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

     In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy, as more fully described above in our "Cautionary Statement Regarding Forward Looking Statements." Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

  REVENUE AND GROSS PROFIT

     Revenues increased 13% to a record $306.4 million in fiscal 2002 as compared to fiscal year 2001. Revenues in fiscal 2001 were $271.2 million, an increase of 22% over fiscal 2000 revenues of $223.0 million. Our electrical power products, which consist of the Switchgear and Bus Duct segments, recorded revenues in fiscal 2002 of $283.6 million compared to $244.8 million in fiscal 2001 and $193.7 million in fiscal 2000.

During fiscal 2002, one aspect of our revenue growth was due to new worldwide investments in oil & gas production facilities. Furthermore, demand for additional electrical power generation capacities in the United States strengthened over the expansion realized in fiscal 2001. Revenues in our Process Control Systems segment were $22.8 million compared to $26.4 million in fiscal 2001 and $29.3 million in fiscal 2000. For additional information related to our business segments, see Note L of the Notes to Consolidated Financial Statements.

     International revenues increased in fiscal 2002 following a decline in the previous two years. Revenues outside of the United States accounted for 9% of consolidated revenues in fiscal 2002 compared to 8% and 20% in fiscal 2001 and 2000, respectively.

     Gross profit, as a percentage of revenues, improved to 22.1% in fiscal 2002, compared to 21.0% and 18.2% in fiscal years 2001 and 2000, respectively. Higher production volumes, improved operating efficiencies, along with the quality of our backlog have all contributed to the improvement in gross profit. We continue to implement lean manufacturing initiatives to reduce costs and respond to the competitive markets that we serve.

  OPERATING EXPENSES

     Selling, general and administrative expenses, including research and development expenditures, were $39.0 million (12.7% of revenues) in fiscal 2002 compared to $35.0 million (12.9% of revenues) and $29.8 million (13.4% of revenues) in fiscal years 2001 and 2000, respectively. Increases in operating expenses are largely due to the growth in business volumes during the same periods.

     We have continued to invest in research activities. Research and development expenditures were $3.4 million in fiscal 2002 compared to $3.1 million and $2.9 million in fiscal years 2001 and 2000, respectively. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes.

  INTEREST INCOME AND EXPENSE

     Net interest expense decreased to $210 thousand in fiscal 2002 from $359 thousand in fiscal 2001 due to lower levels of debt. Interest expense is related to our revolving credit facility and long-term debt which is partially offset by interest income from short-term investments. Fiscal 2000 resulted in net interest income of $44 thousand.

  PROVISION FOR INCOME TAXES

     Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.1% in fiscal 2002 compared to 36.8% in fiscal 2001. The increase in our effective tax rate is primarily a result of higher state taxes and is also partly attributable to increases in non-deductible expenses.

  NET EARNINGS

     Net earnings were $17.9 million, or $1.67 per diluted share, in fiscal year 2002 compared to $13.5 million, or $1.28 per diluted share, and $7.1 million, or $0.67 per diluted share, in fiscal years 2001 and 2000, respectively. Growth in business volume and increased gross profits resulted in earnings improvement in fiscal 2002 and fiscal 2001. In fiscal 2000 we incurred additional costs on a major project in our Process Control Systems segment which decreased earnings in the period.

LIQUIDITY AND CAPITAL RESOURCES

     We have maintained a strong liquidity position. Working capital was $86.5 million at October 31, 2002 compared to $89.0 million at October 31, 2001. As of October 31, 2002, current assets exceeded current liabilities by nearly 2.7 times and our debt to capitalization ratio was less than 0.1 to 1.

     Cash and cash equivalents were $14.4 million at October 31, 2002, an increase of 120% over year end 2001. Long-term debt, including current maturities, totaled $12.0 million at October 31, 2002 compared to $22.7 million at October 31, 2001. In addition to our long-term debt, we have a $25.0 million revolving credit agreement expiring February 2005. As of October 31, 2002, there were no borrowings under this line of credit. For further information regarding our debt, see Note F of the Notes to Consolidated Financial Statements.

  OPERATING ACTIVITIES

     Net cash provided by operating activities was $31.7 million in fiscal 2002. A net reduction in operating assets and liabilities provided $8.7 million with the remainder of the increase related to net earnings adjusted for non-cash costs such as depreciation and amortization. During fiscal 2001, operating activities used $2.1 million primarily due to growth in working capital associated with higher production volumes.

  INVESTING ACTIVITIES

     Cash used for the purchase of property, plant and equipment during fiscal 2002 increased to $13.9 million, as compared to $10.3 million in fiscal 2001. During 2002, we completed a new facility in Northlake, IL for the manufacture of our isolated phase bus duct product line. The expansion of our North Canton, OH facility, which is used in the manufacture of our Switchgear product lines, was also completed. Capital expenditures also supported process improvements throughout our manufacturing operations.

  FINANCING ACTIVITIES

     Financing activities used $10.0 million in fiscal 2002. Approximately $10.7 million was used for net repayments on our revolving line of credit and our long-term debt. Other financing activities were limited to the exercise of stock options. During fiscal 2001, net cash provided by financing activities was $16.8 million, primarily from increases in long-term debt.

OUTLOOK FOR FISCAL 2003

     Due to the current economic environment and the outlook for the markets we serve, we anticipate consolidated revenues to decrease in 2003 by 5% to 10%. Our revenue growth in 2001 and 2002 was due to worldwide investments in oil and gas production facilities and electrical power generation capacities. We anticipate new investments in oil and gas facilities to strengthen our export sales during the coming year. However, additional investments in power generation facilities are expected to soften during 2003.

     For the fiscal year 2003, we expect full year earnings from continuing operations to range between $1.50 and $1.60 per diluted share. Based on initial tests, we expect to record a pre-tax goodwill impairment charge of approximately $800 thousand. The impairment charge will be recorded as a cumulative effect of a change in accounting principle as of November 1, 2002.

     We will continue to invest in our manufacturing capabilities and expect capital expenditures during fiscal year 2003 to range between $8.0 million and $12.0 million. Of this amount, approximately $4.0 million will be needed to complete a project to increase our manufacturing capacity available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms. This project was initiated during 2002 and will be completed by the middle of 2003.

     As a result of our internal operating efficiencies, cost containment, and low levels of debt, we anticipate that our cash position will continue to grow during 2003. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     We believe the following critical accounting policy has the greatest impact on the preparation of our consolidated financial statements.

  REVENUE RECOGNITION

     We recognize revenues from product sales upon transfer of title at the time of shipment or delivery according to terms of the contract, when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. Contract revenues are recognized on a percentage-of-completion basis primarily using the ratio of labor dollars or hours incurred to date to total estimated labor dollars or hours to measure the stage of completion. Contract costs include direct material and labor, and certain indirect costs. Revenues are not recognized on change orders until customer approval is obtained. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which such losses are estimable. Conditions such as changes in job performance, job conditions, estimated contract costs and profitability may result in revisions to original assumptions in the period in which the change becomes evident. Thus, actual results could differ from original assumptions, resulting in a different outcome for profits or losses than anticipated.

NEW ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133, as amended, on November 1, 2000. As of October 31, 2002, we have recorded a liability of $136 thousand representing the fair value of our interest rate swap agreement which is used as a cash flow hedge in the management of interest rate exposure. We also realized this amount, net of income taxes, as a component of comprehensive income.

     In June 2001, the FASB issued SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations completed after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 did not have a material impact on our financial statements. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit to the asset is based on contractual or legal rights. SFAS No. 142 requires an initial impairment test of the carrying value of goodwill in the year of adoption. We adopted SFAS No. 142 on November 1, 2002 and have completed this initial impairment test. Based on this initial test, we expect to record a pre-tax goodwill impairment charge of approximately $800 thousand in the first quarter of 2003. The impairment charge will be recorded as a cumulative effect of a change in accounting principle as of November 1, 2002. At October 31, 2002, net goodwill was $918 thousand and the annual amortization of such goodwill was $143 thousand, which had an impact on earnings per diluted share of $0.01.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4,

"Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects which are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates, and commodity prices.

     We manage our exposure to changes in interest rates by optimizing the use of variable and fixed rate debt and an interest rate hedge. A 1.0% increase in interest rates would result in an annual increase in interest expense of less than $100 thousand. We believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. For additional information regarding our long-term debt agreements, interest rates and maturities, see Note F of the Notes to Consolidated Financial Statements.

     We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars. Risks associated with changes in commodity prices are primarily managed through utilizing contracts with suppliers. Risks related to foreign exchange rates and commodity prices are monitored and actions could be taken to hedge these risks in the future. We believe that fluctuations in foreign exchange rates and commodity prices will not have a material near-term effect on our future earnings and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Independent Auditors' Report..............................  13
  Copy of Report of Independent Public Accountants..........  14
  Consolidated Balance Sheets as of October 31, 2002 and
     2001...................................................  15
  Consolidated Statements of Operations for the years ended
     October 31, 2002, 2001 and 2000........................  16
  Consolidated Statements of Stockholders' Equity for the
     years ended October 31, 2002, 2001 and 2000............  17
  Consolidated Statements of Cash Flows for the years ended
     October 31, 2002, 2001 and 2000........................  18
  Notes to Consolidated Financial Statements................  19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheet of Powell Industries, Inc. and subsidiaries (the "Company") as of October 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of the Company as of October 31, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended October 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 29, 2001.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
December 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Powell Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powell Industries, Inc. and subsidiaries as of October 31, 2001 and 2000, and the consolidated results of operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
November 29, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the year ended October 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
ASSETS
Current Assets:
     Cash and cash equivalents..............................  $ 14,362   $  6,520
     Accounts receivable, less allowance for doubtful
      accounts of $1,209 and $551, respectively.............    69,521     76,592
     Costs and estimated earnings in excess of billings.....    32,828     36,164
     Inventories............................................    19,558     21,425
     Deferred income taxes and income taxes receivable......        --      1,043
     Prepaid expenses and other current assets..............     2,230        835
                                                              --------   --------
          Total Current Assets..............................   138,499    142,579
Property, plant and equipment, net..........................    45,020     37,409
Deferred income taxes.......................................       589      1,064
Other assets................................................     5,535      5,309
                                                              --------   --------
          Total Assets......................................  $189,643   $186,361
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt and capital lease
      obligations...........................................  $  4,746   $  1,429
     Accounts and income taxes payable......................    15,030     18,857
     Accrued salaries, bonuses and commissions..............     9,774      9,670
     Billings in excess of costs and estimated earnings.....    13,478     14,858
     Accrued product warranty...............................     2,123      1,860
     Other accrued expenses.................................     6,882      6,924
                                                              --------   --------
          Total Current Liabilities.........................    52,033     53,598
Long-term debt and capital lease obligations, net of current
  maturities................................................     7,264     21,285
Deferred compensation expense...............................     1,522      1,404
Other liabilities...........................................       617        705
                                                              --------   --------
          Total Liabilities.................................    61,436     76,992
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares
      authorized; none issued
     Common stock, par value $.01; 30,000,000 shares
      authorized; 10,979,000 and 10,964,000 shares issued,
      respectively; 10,595,000 and 10,434,000 shares
      outstanding, respectively.............................       110        109
     Additional paid-in capital.............................     8,345      8,680
     Retained earnings......................................   125,872    107,967
     Treasury stock, 383,920 shares and 530,100 shares\
      respectively, at cost.................................    (3,925)    (4,887)
     Accumulated other comprehensive (loss): fair value of
      interest rate swap....................................       (87)      (140)
     Deferred compensation-ESOP.............................    (2,108)    (2,360)
                                                              --------   --------
          Total Stockholders' Equity........................   128,207    109,369
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $189,643   $186,361
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Revenues....................................................  $306,403   $271,243   $223,019
Cost of goods sold..........................................   238,745    214,446    182,340
                                                              --------   --------   --------
Gross profit................................................    67,658     56,797     40,679
Selling, general & administrative expenses..................    38,997     35,007     29,841
                                                              --------   --------   --------
Earnings before interest and income taxes...................    28,661     21,790     10,838
Interest expense (income), net..............................       210        359        (44)
                                                              --------   --------   --------
Earnings before income taxes................................    28,451     21,431     10,882
Income tax provision........................................    10,546      7,889      3,821
                                                              --------   --------   --------
Net earnings................................................  $ 17,905   $ 13,542   $  7,061
                                                              ========   ========   ========
Earnings per common share:
     Basic..................................................  $   1.70   $   1.30   $    .68
     Diluted................................................      1.67       1.28        .67
Weighted average number of common shares outstanding........    10,511     10,381     10,451
                                                              ========   ========   ========
Weighted average number of common and common equivalent
  shares outstanding........................................    10,698     10,600     10,530
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   OTHER
                                               COMPREHENSIVE    COMMON STOCK     ADDITIONAL
                                                  INCOME       ---------------    PAID-IN     RETAINED
                                                  (LOSS)       SHARES   AMOUNT    CAPITAL     EARNINGS
                                               -------------   ------   ------   ----------   --------
Balance, November 1, 1999....................                  10,675    $107      $6,043     $ 87,364
    Net earnings.............................       7,061                                        7,061
    Amortization of deferred
      compensation-ESOP......................
    Exercise of stock options................                     146       1         692
    Income tax benefit from stock options
      exercised..............................                                          95
    Purchases of Treasury Stock..............
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $ 7,061
                                                  =======
Balance, October 31, 2000....................                  10,821     108       6,830       94,425
    Net earnings.............................      13,542                                       13,542
    Amortization of deferred
      compensation-ESOP......................
    Change in value of interest rate swap,
      net of $82 income taxes................        (140)
    Exercise of stock options................                     143       1       1,400
    Income tax benefit from stock options
      exercised..............................                                         450
    Purchases of Treasury Stock..............
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $13,402
                                                  =======
Balance, October 31, 2001....................                  10,964     109       8,680      107,967
    Net earnings.............................      17,905                                       17,905
    Amortization of deferred
      compensation-ESOP......................
    Change in value of interest rate swap,
      net of $33 income taxes................          53
    Exercise of stock options................                      15       1        (211)
    Income tax benefit from stock options
      exercised..............................                                        (124)
                                                  -------      ------    ----      ------     --------
Comprehensive Income.........................     $17,958
                                                  =======
Balance, October 31, 2002....................                  10,979    $110      $8,345     $125,872
                                                               ======    ====      ======     ========

                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE     DEFERRED
                                               TREASURY      INCOME       COMPENSATION
                                                STOCK        (LOSS)           ESOP        TOTAL
                                               --------   -------------   ------------   --------
Balance, November 1, 1999....................  $    --        $  --         $(2,742)     $ 90,772
    Net earnings.............................                                               7,061
    Amortization of deferred
      compensation-ESOP......................                                   135           135
    Exercise of stock options................                                                 693
    Income tax benefit from stock options
      exercised..............................                                                  95
    Purchases of Treasury Stock..............   (4,669)                                    (4,669)
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 2000....................   (4,669)          --          (2,607)       94,087
    Net earnings.............................                                              13,542
    Amortization of deferred
      compensation-ESOP......................                                   247           247
    Change in value of interest rate swap,
      net of $82 income taxes................                  (140)                         (140)
    Exercise of stock options................                                               1,401
    Income tax benefit from stock options
      exercised..............................                                                 450
    Purchases of Treasury Stock..............     (218)                                      (218)
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 2001....................   (4,887)        (140)         (2,360)      109,369
    Net earnings.............................                                              17,905
    Amortization of deferred
      compensation-ESOP......................                                   252           252
    Change in value of interest rate swap,
      net of $33 income taxes................                    53                            53
    Exercise of stock options................      962                                        752
    Income tax benefit from stock options
      exercised..............................                                                (124)
                                               -------        -----         -------      --------
Comprehensive Income.........................
Balance, October 31, 2002....................  $(3,925)       $ (87)        $(2,108)     $128,207
                                               =======        =====         =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Operating Activities:
     Net earnings...........................................  $ 17,905   $ 13,542   $  7,061
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization........................     4,898      4,381      4,669
       Loss on disposition of assets........................        68         85         --
       Deferred income tax provision........................       140      1,029      1,166
       Changes in operating assets and liabilities:
          Accounts receivable, net..........................     7,071    (22,387)   (11,202)
          Costs and estimated earnings in excess of
            billings........................................     3,336    (11,872)    (8,101)
          Inventories.......................................     1,867     (3,902)    (2,350)
          Prepaid expenses and other current assets.........       110         (8)       968
          Other assets......................................      (436)      (359)      (177)
          Accounts payable and income taxes payable or
            receivable......................................    (2,907)     2,903      5,546
          Accrued liabilities...............................       659      4,514      1,598
          Billings in excess of costs and estimated
            earnings........................................    (1,380)     9,543      1,110
          Deferred compensation expense.....................       370        410        250
          Other liabilities.................................       (35)        64        (16)
                                                              --------   --------   --------
            Net cash provided by (used in) operating
               activities...................................    31,666     (2,057)       522
                                                              --------   --------   --------
Investing Activities:
     Purchases of property, plant and equipment.............   (13,872)   (10,291)    (2,648)
                                                              --------   --------   --------
            Net cash used in investing activities...........   (13,872)   (10,291)    (2,648)
                                                              --------   --------   --------
Financing Activities:
     Borrowings on revolving line of credit.................    14,450     31,950         --
     Repayments on revolving line of credit.................   (23,450)   (31,950)        --
     Borrowing on long-term debt............................        --     17,000         --
     Repayments of long-term debt and capital lease
       obligations..........................................    (1,704)    (1,429)    (2,430)
     Payments to reacquire common stock.....................        --       (218)    (4,669)
     Proceeds from exercise of stock options................       752      1,401        693
                                                              --------   --------   --------
            Net cash provided by (used in) financing
               activities...................................    (9,952)    16,754     (6,406)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     7,842      4,406     (8,532)
Cash and cash equivalents at beginning of year..............     6,520      2,114     10,646
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 14,362   $  6,520   $  2,114
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    566   $    673   $    638
                                                              ========   ========   ========
     Taxes..................................................  $  8,200   $  6,225   $  3,200
                                                              ========   ========   ========
  Non-cash investing and financing activities:
     Change in fair value of interest rate swap, net of $33,
       $82, and $0 income taxes, respectively...............  $     53   $   (140)  $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BUSINESS AND ORGANIZATION

     We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, TX, we serve the transportation, environmental, industrial, and utility industries.

     Powell Industries, Inc. ("we," "us," "our," "Powell," or the "Company") was incorporated in the state of Nevada in 1968 and is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Manufacturing Company; Powell Power Electronics Company, Inc.; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corporation; and Transdyn Controls, Inc.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     We consider all deposits with banks and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

  ACCOUNTS RECEIVABLE AND MARKET RISK

     Our receivables are generally not collateralized. We perform ongoing credit analyses of the accounts of our customers and provide allowances as deemed necessary. Accounts receivable includes retention amounts of $7.8 million and $7.9 million at October 31, 2002 and 2001, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $540 thousand of the retained amount at October 31, 2002 is expected to be collected subsequent to October 31, 2003.

  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

     Costs and estimated earnings in excess of billings arise when revenues are recorded on a percentage of completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

     Costs and estimated earnings in excess of billings also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out or weighted average method) or market and include the cost of material, labor and manufacturing overhead.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and improvements which extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we evaluate the recoverability of property, plant and equipment and other assets, if facts and circumstances indicate that any of those assets might be impaired. An evaluation compares the estimated future undiscounted cash flows associated with the asset to the asset's book value to determine if the asset is impaired. Any impairment would be recognized as an expense. No impairment charges were recorded in fiscal years 2002, 2001 or 2000. As of November 1, 2002, we adopted SFAS No. 144 as discussed in this Note under "New Accounting Standards."

  INTANGIBLE ASSETS

     Included in other assets are net intangible assets totaling $1.5 million and $1.5 million at October 31, 2002 and 2001, respectively. Intangible assets primarily include goodwill and patents which are amortized using the straight-line method over periods ranging from five to twenty years. The accumulated amortization of intangible assets totaled $1.7 million and $1.5 million at October 31, 2002 and 2001, respectively.

     We adopted SFAS No. 142 on November 1, 2002. This statement requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. Goodwill amortization expense was $143 thousand, $145 thousand, and $146 thousand for fiscal years 2002, 2001, and 2000, respectively. Amortization expense for all other intangibles was $67 thousand, $83 thousand, and $74 thousand for 2002, 2001, and 2000, respectively.

  INCOME TAXES

     We account for income taxes using SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

  REVENUE RECOGNITION

     Revenues from product sales are recognized upon transfer of title at the time of shipment or delivery according to terms of the contract, when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. Contract revenues are recognized on a percentage-of-completion basis primarily using the ratio of labor dollars or hours incurred to date to total estimated labor dollars or hours to measure the stage of completion. Contract costs include direct material and labor, and certain indirect costs. Provisions for total estimated losses on uncompleted contracts are recorded in the period in which such losses are estimable.

  WARRANTIES

     We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

  RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the consolidated statements of operations. Such amounts were $3.4 million, $3.1 million, and $2.9 million in fiscal years 2002, 2001 and 2000, respectively.

  NEW ACCOUNTING STANDARDS

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133, as amended, on November 1, 2000. As of October 31, 2002, we have recorded a liability of $136 thousand representing the fair value of our interest rate swap agreement which is used as a cash flow hedge in the management of interest rate exposure. We also realized this amount, net of income taxes, as a component of comprehensive income.

     In June 2001, the FASB issued SFAS Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations completed after June 30, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 did not have a material impact on our financial statements. SFAS No. 142 requires that goodwill no longer be amortized but be subject to an annual assessment for impairment based on a fair value test. In addition, acquired intangible assets are required to be separately recognized if the benefit to the asset is based on contractual or legal rights. SFAS No. 142 requires an initial impairment test of the carrying value of goodwill in the year of adoption. We adopted SFAS No. 142 on November 1, 2002 and have completed this initial impairment test. Based on this initial test, we expect to record a pre-tax goodwill impairment charge of approximately $800 thousand in the first quarter of 2003. The impairment charge will be recorded as a cumulative effect of a change in accounting principle as of November 1, 2002. At October 31, 2002, net goodwill was $918 thousand and the annual amortization of such goodwill was $143 thousand, which had an impact on earnings per diluted share of $0.01.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

C.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Numerator:
  Numerator for basic and diluted earnings per share --
     earnings from continuing operations available to
       common stockholders..............................  $17,905   $13,542   $ 7,061
                                                          =======   =======   =======
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares............................   10,511    10,381    10,451
  Effect of dilutive securities --
     employee stock options and deferred directors'
       fees.............................................      187       219        79
                                                          -------   -------   -------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares with assumed
       conversions......................................   10,698    10,600    10,530
                                                          =======   =======   =======
  Basic earnings per share..............................  $  1.70   $  1.30   $   .68
                                                          =======   =======   =======
  Diluted earnings per share............................  $  1.67   $  1.28   $   .67
                                                          =======   =======   =======

     For the years ended October 31, 2002, 2001 and 2000 exercisable stock options of 26 thousand, none and 207 thousand, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common stock.

D.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

                                                               OCTOBER 31,
                                                              -------------
                                                               2002    2001
                                                              ------   ----
Balance at beginning of period..............................  $  551   $505
Additions to costs and expenses.............................     690     62
Deductions for uncollectible accounts written off, net of
  recoveries................................................     (32)   (16)
                                                              ------   ----
Balance at end of period....................................  $1,209   $551
                                                              ======   ====

     The components of inventories are summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw materials, parts and subassemblies......................  $14,111   $15,186
Work-in-process.............................................    5,447     6,239
                                                              -------   -------
     Total inventories......................................  $19,558   $21,425
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of costs and estimated earnings in excess of billings (in thousands):

                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Costs and estimated earnings................................  $ 190,106   $ 156,822
Progress billings...........................................   (157,278)   (120,658)
                                                              ---------   ---------
     Total costs and estimated earnings in excess of
       billings.............................................  $  32,828   $  36,164
                                                              =========   =========

     The components of billings in excess of costs and estimated earnings (in thousands):

                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Progress billings...........................................  $ 131,840   $ 111,963
Costs and estimated earnings................................   (118,362)    (97,105)
                                                              ---------   ---------
     Total billings in excess of costs and estimated
       earnings.............................................  $  13,478   $  14,858
                                                              =========   =========

     Property, plant and equipment is summarized below (in thousands):

                                                         OCTOBER 31,
                                                     -------------------    RANGE OF
                                                       2002       2001     ASSET LIVES
                                                     --------   --------   -----------
Land...............................................  $  5,093   $  5,232           --
Buildings and improvements.........................    35,791     30,952   3-39 Years
Machinery and equipment............................    37,191     31,559   3-15 Years
Furniture and fixtures.............................     3,012      3,829   3-10 Years
Construction in progress...........................     6,463      4,985           --
                                                     --------   --------
                                                       87,550     76,557
Less-accumulated depreciation......................   (42,530)   (39,148)
                                                     --------   --------
     Total property, plant and equipment, net......  $ 45,020   $ 37,409
                                                     ========   ========

     Depreciation expense was $4.7 million, $4.2 million and $4.4 million for fiscal years 2002, 2001 and 2000, respectively.

E.  EMPLOYEE BENEFIT PLANS

     We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee's salary. We recognized expenses of $1.4 million, $1.2 million, and $1.1 million in fiscal years 2002, 2001 and 2000, respectively, under this plan.

     In October 1985 and February 1987, we entered into Executive Benefit Agreements with several key officers and employees. Three participants remain in this deferred compensation plan, which provides for payments in accordance with a predetermined plan upon retirement or death. We recognize the cost of this plan over the projected years of service of the participant. We have insured the lives of these key employees to assist in the funding of the deferred compensation liability.

     We have established an employee stock ownership plan ("ESOP") for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company's common stock from a major stockholder. At October 31, 2002 and 2001 there were 651,755 and 674,569 shares in the trust with 330,975 and 308,926 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million. This loan will be repaid by the

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

ESOP over a twenty-year period with equal payments of $424 thousand per year including interest at 7 percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. The compensation expense for fiscal years 2002, 2001 and 2000 was $252 thousand, $247 thousand, and $135 thousand, respectively. The receivable from the ESOP is recorded as a reduction from stockholders' equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share.

     In November 1992, we established a plan to extend to retirees health benefits which are available to active employees under our existing health plans. Participants became eligible for retiree health care benefits when they retired from active service at age 55 with ten years of service. Generally, the health plans paid a stated percentage of medical and dental expenses reduced for any deductible and co-payment. These plans are unfunded. Medical coverage may be continued by the retired employee up to age 65 at the average cost to the Company of active employees. At the age of 65, when the employee became eligible for Medicare, the benefits provided by the Company were to be reduced by the amount provided by Medicare and the cost to the retired employee would be reduced to 50 percent of the average cost to the Company of active employees.

     In 1994, we modified our postretirement benefits to provide retiree healthcare benefits to only current retirees and active employees who were eligible to retire by December 31, 1999. Participants eligible for such benefits were required to pay between 20 percent and 100 percent of our average cost of benefits based on years of service. In addition, benefits would end upon the employee's attainment of age 65. The effect of these modifications significantly reduced our postretirement benefits cost and accumulated benefits obligation.

     In 2000, we again modified our postretirement benefits to provide retiree healthcare benefits to current retirees and active employees who were eligible to retire after December 31, 1999. The retired employees' cost of the optional retiree coverage under the plan is based on the full COBRA cost of that coverage, reduced by a fixed dollar amount for each additional service year in excess of ten (10) service years.

     The following table illustrates the components of net periodic benefits expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

                                                                  OCTOBER 31,
                                                              --------------------
                                                              2002   2001    2000
                                                              ----   -----   -----
Components of net periodic postretirement benefits expense
  (income):
     Service cost...........................................  $ 20   $  17   $  16
     Interest cost..........................................    39      34      27
     Prior service cost (benefit)...........................    13      16     (40)
     Net (gain)/loss recognized.............................     2      (5)    (14)
                                                              ----   -----   -----
     Net periodic postretirement benefits expense
       (income).............................................  $ 74   $  62   $ (11)
                                                              ====   =====   =====

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  OCTOBER 31,
                                                              --------------------
                                                              2002   2001    2000
                                                              ----   -----   -----
Funded Status:
     Retirees...............................................  $120   $  73   $  51
     Fully eligible active participants.....................   182     167     163
     Other actual participants..............................   300     254     257
                                                              ----   -----   -----
     Accumulated postretirement benefits obligation.........   602     494     471

Less unrecognized balances:
     Prior service cost.....................................   129     145     161
     Net actuarial (gain)/loss..............................   (57)   (134)   (109)
                                                              ----   -----   -----
     Net amount recognized..................................  $530   $ 483   $ 419
                                                              ====   =====   =====
Changes in accumulated postretirement benefits obligation:
     Balance at beginning of year...........................  $494   $ 471   $ 400
     Service cost...........................................    20      17      16
     Interest cost..........................................    39      34      27
     Loss due to plan change................................    --      --     174
     Actuarial (gain)/loss..................................    74     (30)   (141)
     Benefits paid..........................................   (25)      2      (5)
                                                              ----   -----   -----
     Balance at end of year.................................  $602   $ 494   $ 471
                                                              ====   =====   =====
     Fair value of plan assets..............................  $ --   $  --   $  --
                                                              ====   =====   =====
Weighted average assumptions:
     Discount rate..........................................   6.5%      7%      7%
     Expected return on plan assets.........................   N/A     N/A     N/A
     Rate of compensation increase..........................   N/A     N/A     N/A

     The assumed health care cost trend measuring the accumulated postretirement benefits obligation was 6% in both fiscal years 2002 and 2001. The trend is expected to remain at 6% for fiscal year 2003 and later. If the health care trend rate assumptions were increased by 1% as of October 31, 2002, there would be no significant effect of this change on the accumulated postretirement benefits obligation or net postretirement benefit cost for 2002.

F.  DEBT

     We entered into a $10 million term loan with a domestic bank in September 1998. This loan has a maturity of five years with nineteen equal quarterly payments of $357 thousand. As of October 31, 2002, this loan had a remaining balance of $4.3 million, with final payment of the remaining principal balance due on September 30, 2003. Per the agreement, the rate is the London Interbank Offered Rate ("LIBOR") plus .5%. The effective interest rate, after including the results of an interest rate swap negotiated with the trust company of the same domestic bank is 5.2% per annum plus a .75% to 1.25% fee based on financial covenants.

     We entered into an interest rate swap agreement to manage our interest rate exposure. This agreement is accounted for on the accrual basis. Income and expense resulting from this agreement are recorded in the same category as interest expense accruals on the related term loan. Amounts to be paid or received under the interest rate swap agreement are recognized as an adjustment to interest expense in the periods in which they occurred. The original $10 million notional amount of the swap agreement follows the same reduction schedule as the term loan. The agreement requires that we pay the counterparty at the above fixed swap rate

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES and requires the counterparty to pay us interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2002, was 1.7%. We consider the risk of non-performance by our swap partner to be minimal.

     We borrowed $8 million in October 2001, through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds("Bonds"). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our North Lake, IL facility. A reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds' trustee to guarantee payment of the Bonds' principal and interest when due. The letter of credit terminates on October 25, 2004, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021 but the reimbursement agreement requires the Company to provide for redemption of one twentieth of the par value of the Bonds beginning on October 25, 2002, and each subsequent anniversary. A sinking fund is used for the redemption of the Bonds. As of October 31, 2002, the remaining balance was $7.6 million. The Bonds bear interest at a floating rate determined weekly by the Bonds' remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 2% per annum on October 31, 2002.

     We have a $25 million revolving line of credit agreement with a major domestic bank which was amended in September 2002 to extend the maturity date to February 2005. The revolving line of credit allows us to elect an interest rate on amounts borrowed of (1) the bank's prime rate, which was 4.75% at October 31, 2002, less .5% (on the first $5 million) and the bank's prime rate on additional borrowings, or (2) the bank's LIBOR rate, which was 1.7% at October 31, 2002, plus an additional percentage of .75% to 1.25% based on our performance. A fee of .20% to .25% is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 2002, we were in compliance with all debt covenants. The amount available under this agreement is reduced by $3.3 million for our outstanding letters of credit. (The direct pay letter of credit discussed above does not affect our available credit under this agreement.) There were no borrowings under this line of credit as of year-end.

     Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligation is at a fixed interest rate of 3%.

     Long-term debt is summarized below (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Five year term note.........................................  $ 4,286   $ 5,714
Revolving line of credit....................................        0     9,000
Capital lease...............................................      124         0
Industrial Development Revenue Bonds........................    7,600     8,000
                                                              -------   -------
Sub-total long-term debt and capital lease obligations......   12,010    22,714
Less-current maturities.....................................   (4,746)   (1,429)
                                                              -------   -------
Total long-term debt and capital lease obligations..........  $ 7,264   $21,285
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The interest expense recorded during the year was $508 thousand, $673 thousand, and $639 thousand in 2002, 2001 and 2000, respectively. The annual maturities of long-term debt for the years 2003 through 2007 are as follows (in thousands):

YEAR ENDING                                            LONG-TERM DEBT    CAPITAL
OCTOBER 31                                               MATURITIES       LEASE     TOTAL
-----------                                            ---------------   -------   -------
2003.................................................        4,686          60       4,746
2004.................................................          400          64         464
2005.................................................          400          --         400
2006.................................................          400          --         400
2007.................................................          400          --         400
Thereafter...........................................        5,600          --       5,600
                                                           -------        ----     -------
Total long-term debt maturities......................      $11,886        $124     $12,010
                                                           =======        ====     =======

     See footnote L for discussion of the fair market value of the debt instruments.

G.  INCOME TAXES

     The net deferred income tax asset is comprised of the following (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Current deferred income taxes:
     Gross assets...........................................  $ 3,109   $ 2,177
     Gross liabilities......................................   (3,607)   (3,010)
                                                              -------   -------
     Net current deferred income tax liability..............     (498)     (833)
                                                              -------   -------
Noncurrent deferred income taxes:
     Gross assets...........................................    1,378     1,231
     Gross liabilities......................................     (789)     (167)
                                                              -------   -------
     Net noncurrent deferred income tax asset...............      589     1,064
                                                              -------   -------
     Net deferred income tax asset..........................  $    91   $   231
                                                              =======   =======

     The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

                                                                 OCTOBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Allowance for doubtful accounts.............................  $   461   $   192
Reserve for accrued employee benefits.......................      596       789
Warranty reserves...........................................      780       567
Uncompleted long-term contracts.............................   (3,515)   (3,010)
Depreciation and amortization...............................     (374)      165
Deferred compensation.......................................      559       495
Postretirement benefits liability...........................      172       294
Accrued legal expenses......................................      217       338
Uniform capitalization and inventory........................    1,064       315
Other.......................................................      131        86
                                                              -------   -------
     Net deferred income tax asset..........................  $    91   $   231
                                                              =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The components of the income tax provision consist of the following (in thousands):

                                                             YEARS ENDED OCTOBER 31,
                                                            -------------------------
                                                             2002      2001     2000
                                                            -------   ------   ------
Current:
     Federal..............................................  $ 9,865   $6,478   $2,445
     State................................................      541      382      209
Deferred:
     Federal..............................................      140    1,029    1,167
                                                            -------   ------   ------
          Total income tax provision......................  $10,546   $7,889   $3,821
                                                            =======   ======   ======

     A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

                                                                 YEARS ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Statutory rate..............................................   35%    35%    34%
Foreign sales corporation credits...........................   --     --     (1)
State income taxes, net of federal benefit..................    1      1      2
Other.......................................................    1      1     --
                                                               --     --     --
Effective rate..............................................   37%    37%    35%
                                                               ==     ==     ==

H.  SIGNIFICANT SALES DATA

     No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 2002, 2001 and 2000.

     Export sales are as follows (in thousands):

                                                            YEARS ENDED OCTOBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Europe (including former Soviet Union)..................  $   386   $   411   $   734
Far East................................................    8,717     4,437    17,200
Middle East and Africa..................................    9,205     6,152     7,832
North, Central and South America (excluding U.S.).......    9,706    10,431    18,655
                                                          -------   -------   -------
Total export sales......................................  $28,014   $21,431   $44,421
                                                          =======   =======   =======

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

I.  COMMITMENTS AND CONTINGENCIES

  LEASES

     We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2008. At October 31, 2002, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

YEAR ENDING                                                    OPERATING
OCTOBER 31                                                      LEASES
-----------                                                    ---------
2003........................................................    $1,238
2004........................................................     1,348
2005........................................................     1,132
2006........................................................       947
2007........................................................       931
Thereafter..................................................     1,177
                                                                ------
Total lease commitments.....................................    $6,773
                                                                ======

     Lease expense for all operating leases, excluding leases with terms of less than one year, was $1.5 million, $1.6 million and $1.3 million for fiscal years 2002, 2001 and 2000, respectively.

  LETTERS OF CREDIT AND BONDS

     We are contingently liable for secured and unsecured letters of credit of $11.0 million as of October 31, 2002. We also had performance bonds totaling approximately $156.5 million that were outstanding at October 31, 2002. Performance bonds are used to guarantee contract performance to our customers.

  INSURANCE

     We partially retain the risk for the employee group health claims, resulting from uninsured deductibles per occurrence. Losses up to the deductible amounts are accrued based upon known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and we believe such accruals to be adequate.

  LITIGATION

     We are a party to disputes arising in the ordinary course of business. We do not believe that the ultimate outcome of these disputes will materially affect the financial position or future results of our operations.

  OTHER CONTINGENCIES

     The Company is a partner in a joint venture (the "Joint Venture"), which provided process control systems to the Central Artery/Tunnel Project (the "Project") in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the "MTA"). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the "Notice") from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. The follow-on contractor's claim, in part, includes unsubstantiated allegations that work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor's claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture's claim against the MTA and the MTA's potential claim for indemnification based on the follow-on contractor's claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor's claim could have a material adverse effect on the Company's financial condition and results of operations, the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

J.  STOCK OPTIONS AND GRANTS

     We provide an employee stock option plan in which 2.1 million shares of our common stock would be made available through an incentive program for certain employees. The awards available under the plan include both stock options and stock grants, and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 2002, 2001 and 2000. Stock options granted to the employees are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have terms of seven years from the date of grant and will vest in increments of 20 percent per year over a five year period. The plan provides for additional stock to be awarded equal to 20 percent of all options which are exercised and then held for a period of five years. There were 480,086 shares available to be granted under this plan as of October 31, 2002.

     The Shareholders voted at the March 16, 2002 meeting to approve the Non-Employer Director Stock Option Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually each eligible Director who is continuing to serve as a Director, shall receive a grant of an option to purchase 2,000 shares of our Common Stock. The total number of shares of our common stock available under this plan is 59,117 as of October 31, 2002. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     Stock option activity (number of shares) for the Company during fiscal years 2002, 2001 and 2000 was as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Outstanding, beginning of year..........................  834,300   654,730   778,635
     Granted:
          Stock options $8.44 per share.................       --        --    12,000
          Stock options $17.85 per share................       --   358,900        --
          Stock options ranging from $13.06 to $27.10
            per share...................................   26,883        --        --
     Exercised:
          Stock options $6.25 per share.................  (82,900)  (66,730)  (19,960)
          Stock options $6.75 per share.................       --        --   (95,295)
          Stock options $15.81 per share................  (19,830)  (49,740)       --
          Stock options $8.50 per share.................  (16,140)  (26,090)   (1,280)
          Stock options $8.44 per share.................       --    (2,000)       --
          Stock options $17.85 per share................     (100)       --        --
     Forfeited:
          Stock options $6.25 per share.................     (800)       --        --
          Stock options $15.81 per share................   (4,720)  (13,300)  (10,000)
          Stock options $8.50 per share.................  (12,920)  (21,470)   (9,370)
          Stock options $17.85 per share................   (3,600)       --        --
                                                          -------   -------   -------
          Outstanding, ranging from $6.25 to $27.10 per
            share, at the end of year...................  720,173   834,300   654,730
                                                          =======   =======   =======

     The following table summarizes information about stock options outstanding as of October 31, 2002:

                      OUTSTANDING                               EXERCISABLE
--------------------------------------------------------   ----------------------
                                                WEIGHTED     NUMBER      WEIGHTED
  RANGE OF       NUMBER      WEIGHTED AVERAGE   AVERAGE    EXERCISABLE   AVERAGE
  EXERCISE     OUTSTANDING      REMAINING       EXERCISE       AT        EXERCISE
   PRICES      AT 10/31/02   CONTRACTUAL LIFE    PRICE      10/31/02      PRICE
------------   -----------   ----------------   --------   -----------   --------
   $15.81        113,510           1.6           $15.81      113,510      $15.81
    8.50         214,580           3.8             8.50      115,140        8.50
    8.44          10,000           4.6             8.44       10,000        8.44
   17.85         355,200           5.5            17.85       81,280       17.85
13.06-27.10       26,883           6.3            23.52        4,883       23.21
                 -------                                     -------
$8.44-27.10      720,173           4.4            14.82      324,813       13.61
                 =======                                     =======

     The weighted average fair value of options granted was $10.83, $9.13, and $4.26 per option for the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options whereby no compensation expense is recorded related to the options granted equal to the market value of the stock on the date of grant. If compensation expense had been determined based on the Black-Scholes option pricing model value at the grant date for stock option awards

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been as follows:

                                                            2002      2001      2000
                                                           -------   -------   ------
Net income:
     As reported.........................................  $17,905   $13,542   $7,061
     Pro forma...........................................   17,071    13,066    6,585
Basic earnings per share:
     As reported.........................................  $  1.70   $  1.30   $  .68
     Pro forma...........................................     1.62      1.26      .63
Diluted earnings per share:
     As reported.........................................  $  1.67   $  1.28   $  .67
     Pro forma...........................................     1.60      1.23      .63

     The effects of applying SFAS No. 123 in the pro forma disclosure above may not be indicative of future amounts as additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2002      2001      2000
                                                            -------   -------   -------
Expected life of options..................................  7 years   7 years   7 years
Risk-free interest rate...................................     3.45%     5.30%     6.38%
Expected dividend yield...................................     0.00%     0.00%     0.00%
Expected stock price volatility...........................    38.15%    39.53%    36.23%

K.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments include short-term investments, debt obligations and interest rate hedges. The book value of short-term investments is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of our debt approximates fair value as interest rates are indexed to LIBOR or the bank's prime rate.

     At October 31, 2002, we had $4.3 million in borrowings subject to the interest rate swap at a rate of 5.20% through September 30, 2003. This rate is approximately 3.5% above market and represents approximately $150 thousand of increased interest expense for fiscal year 2003 assuming the current market interest rates do not change. The fair value of the swap agreement at October 31, 2002 was a liability of $136 thousand. The fair value is the amount we would pay to terminate the contract. This agreement requires that we pay the counterparty at the above fixed swap rate and requires the counterparty to pay us interest at the 90 day LIBOR rate. The closing 90 day LIBOR rate on October 31, 2002 was 1.7%.

L.  BUSINESS SEGMENTS

     We have three reportable segments: Switchgear and related equipment (Switchgear) for the distribution and control of electrical energy, Bus duct products (Bus Duct) for the distribution of electrical energy, and Process Control Systems which consists principally of instrumentation, computer control, communications and data management systems.

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

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES

     The required disclosures for the business segments are set forth below (in thousands):

                                                          YEARS ENDED OCTOBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues:
     Switchgear......................................  $242,740   $202,219   $161,494
     Bus Duct........................................    40,852     42,613     32,213
     Process Control Systems.........................    22,811     26,411     29,312
                                                       --------   --------   --------
     Total...........................................  $306,403   $271,243   $223,019
                                                       ========   ========   ========
Earnings from Operations before Income Tax Provision:
     Switchgear......................................  $ 21,652   $ 14,518   $  6,039
     Bus Duct........................................     5,759      6,208      6,056
     Process Control Systems.........................     1,040        705     (1,213)
                                                       --------   --------   --------
     Total...........................................  $ 28,451   $ 21,431   $ 10,882
                                                       ========   ========   ========
Assets:
     Switchgear......................................  $132,428   $134,872   $100,071
     Bus Duct........................................    24,156     21,576     15,608
     Process Control Systems.........................    14,937     17,579     14,331
     Corporate.......................................    18,122     12,334      7,916
                                                       --------   --------   --------
     Total...........................................  $189,643   $186,361   $137,926
                                                       ========   ========   ========

M.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2002 and 2001 (in thousands, except per share data):

                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
2002--
     Revenues..................................   76,487    80,286    74,287    75,343
     Gross profit..............................   15,591    17,267    16,430    18,370
     Net earnings..............................    3,734     4,514     4,523     5,134
     Net earnings per common and common
       equivalent share:
          Basic................................      .36       .43       .43       .48
          Diluted..............................      .35       .42       .42       .48
2001--
     Revenues..................................  $55,151   $68,719   $70,780   $76,593
     Gross profit..............................   11,214    14,226    15,752    15,605
     Net earnings..............................    1,884     3,121     4,226     4,311
     Net earnings per common and common
       equivalent share:
          Basic................................      .18       .30       .41       .41
          Diluted..............................      .18       .30       .40       .40

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

     The information required by these items is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2002, under the headings set forth above.

ITEM 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date ("Evaluation Date") within 90 days prior to the filing date of this annual report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference. Where an exhibit is incorporated herein, an asterisk (*) precedes the exhibit number.

        1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.

        2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

        3. Exhibits

      3.1     --  Articles of Incorporation and Certificates of Amendment of
                  Powell Industries, Inc. dated July 20, 1987 and March 13,
                  1992 (filed as Exhibit 3 to our Form 10-K for the fiscal
                  year ended October 31, 1982, Form 10-Q for the quarter ended
                  July 31, 1987, and Form 10-Q for the quarter ended April 30,
                  1992, respectively, and incorporated herein by reference).
      3.2     --  By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended April 30, 1995 and
                  incorporated herein by reference).
    *10.1     --  Powell Industries, Inc., Incentive Compensation Plan for
                  2002.
     10.2     --  Description of Supplemental Executive Benefit Plan (filed as
                  Exhibit 10 to our Form 10-K for the fiscal year ended
                  October 31, 1984, and incorporated herein by reference).
     10.3     --  1992 Powell Industries, Inc. Stock Option Plan (filed as
                  Exhibit 4.2 to our registration statement on Form S-8 dated
                  July 26, 1994 (File No. 33-81998) and incorporated herein by reference).
     10.4     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
                  (filed as Exhibit 10.8 to our Form 10-Q for the quarter
                  ended April 30, 1996 and incorporated herein by reference).

     10.5     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
                  (the cover of the 1992 Powell Industries, Inc. Stock Option
                  Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the
                  stockholders of the Company at the 2001 Annual Meeting of
                  Stockholders).
     10.6     --  Powell Industries, Inc. Directors' Fees Program (filed as
                  Exhibit 10.7 to our Form 10-K for the fiscal year ended
                  October 31, 1992, and incorporated herein by reference).
    *10.7     --  Powell Industries, Inc. Executive Severance Protection Plan.
    *10.8     --  Powell Industries, Inc. Non-Employee Directors Stock Option
                  Plan.
    *10.9     --  Powell Industries, Inc. Deferred Compensation Plan.
    *10.10    --  Amended Loan Agreement dated September 30, 2002, between
                  Powell Industries, Inc. and Bank of America Texas N.A.
    *21.1     --  Subsidiaries of Powell Industries, Inc.
    *99.1     --  Certification Pursuant to Section 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.
    *99.2     --  Certification Pursuant to Section 18 U.S.C. Section 1350, as
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

                    SIGNATURE                                              TITLE
                    ---------                                              -----

               /s/ THOMAS W. POWELL                                Chairman of the Board
 ------------------------------------------------
                 Thomas W. Powell

              /s/ JOSEPH L. BECHERER                                      Director
 ------------------------------------------------
                Joseph L. Becherer

               /s/ EUGENE L. BUTLER                                       Director
 ------------------------------------------------
                 Eugene L. Butler

                /s/ JAMES F. CLARK                                        Director
 ------------------------------------------------
                  James F. Clark

            /s/ STEPHEN W. SEALE, JR.                                     Director
 ------------------------------------------------
              Stephen W. Seale, Jr.

              /s/ LAWRENCE R. TANNER                                      Director
 ------------------------------------------------
                Lawrence R. Tanner

              /s/ ROBERT C. TRANCHON                                      Director
 ------------------------------------------------
                Robert C. Tranchon

               /s/ RONALD J. WOLNY                                        Director
 ------------------------------------------------
                 Ronald J. Wolny

Date: December 31, 2002

                                 CERTIFICATION

I, Thomas W. Powell, certify that:

     1. I have reviewed this annual report on Form 10-K of Powell Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002                     /s/ THOMAS W. POWELL
                                            ------------------------------------
                                            Thomas W. Powell,
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                 CERTIFICATION

I, Don R. Madison, certify that:

     7. I have reviewed this annual report on Form 10-K of Powell Industries, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002                     /s/ DON R. MADISON
                                            ------------------------------------
                                            Don R. Madison
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

NUMBER                               EXHIBIT TITLE
------                               -------------
  3.1     --  Articles of Incorporation and Certificates of Amendment of
              Powell Industries, Inc. dated July 20, 1987 and March 13,
              1992 (filed as Exhibit 3 to our Form 10-K for the fiscal
              year ended October 31, 1982, Form 10-Q for the quarter ended
              July 31, 1987, and Form 10-Q for quarter ended April 30,
              1992, respectively, and incorporated herein by reference).
  3.2     --  By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended April 30, 1995 and
              incorporated herein by reference).
 10.1     --  Powell Industries, Inc., Incentive Compensation Plan for
              2002.
 10.2     --  Description of Supplemental Executive Benefit Plan (filed as
              Exhibit 10 to our Form 10-K for the fiscal year ended
              October 31, 1984, and incorporated herein by reference).
 10.3     --  1992 Powell Industries, Inc. Stock Option Plan (filed as
              Exhibit 4.2 to our registration statement on Form S-8 dated
              July 26, 1994 (File No. 33-81998) and incorporated herein by reference).
 10.4     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (filed as Exhibit 10.8 to our Form 10-Q for the quarter
              ended April 30, 1996 and incorporated herein by reference).
 10.5     --  Amendment to 1992 Powell Industries, Inc. Stock Option Plan
              (the cover of the 1992 Powell Industries, Inc. Stock Option
              Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the
              stockholders of the Company at the 2001 Annual Meeting of
              Stockholders).
 10.6     --  Powell Industries, Inc. Directors' Fees Program (filed as
              Exhibit 10.7 to our Form 10-K for the fiscal year ended
              October 31, 1992, and incorporated herein by reference).
 10.7     --  Powell Industries, Inc. Executive Severance Protection Plan.
 10.8     --  Powell Industries, Inc. Non-Employee Directors Stock Option
              Plan.
 10.9     --  Powell Industries, Inc. Deferred Compensation Plan.
 10.10    --  Amended Loan Agreement dated September 30, 2002, between
              Powell Industries, Inc. and Bank of America Texas N.A.
 21.1     --  Subsidiaries of Powell Industries, Inc.
 99.1     --  Certification Pursuant to Section 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.
 99.2     --  Certification Pursuant to Section 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.