Form 10-Q
period 2003-01-31
POWELL INDUSTRIES INC
filed 2003-03-04
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________________ to ________________________________


                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                           NEVADA                                                                88-0106100
-------------------------------------------------------------------        -------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)



           8550 Mosley Drive, Houston, Texas                                                     77075-1180
-------------------------------------------------------------------        -------------------------------------------------------
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


Common Stock, par value $.01 per share; 10,580,201 shares outstanding as of February 28, 2003.

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

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................16

      Item 4.      Controls and Procedures..............................................................17


Part II - Other Information and Signatures..............................................................18

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       JANUARY 31,    OCTOBER 31,
                                                                                                          2003            2002
                                                                                                       -----------    -----------
                                                                                                       (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents .....................................................................   $    12,091    $    14,362
     Accounts receivable, less allowance for doubtful accounts of
         $1,165 and $1,209, respectively ...........................................................        70,982         69,521
     Costs and estimated earnings in excess of billings ............................................        30,050         32,828
     Inventories ...................................................................................        23,767         19,558
     Prepaid expenses and other current assets .....................................................         4,250          2,230
                                                                                                       -----------    -----------
         Total Current Assets ......................................................................       141,140        138,499

Property, plant and equipment, net .................................................................        45,610         45,020
Other assets .......................................................................................         5,447          6,124
                                                                                                       -----------    -----------
         Total Assets ..............................................................................   $   192,197    $   189,643
                                                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt and capital lease obligations ............................   $     4,388    $     4,746
     Accounts and income taxes payable .............................................................        17,961         15,030
     Accrued salaries, bonuses and commissions .....................................................         5,897          9,774
     Billings in excess of costs and estimated earnings ............................................        15,337         13,478
     Accrued product warranty ......................................................................         2,114          2,123
     Other accrued expenses ........................................................................         6,205          6,882
                                                                                                       -----------    -----------
         Total Current Liabilities .................................................................        51,902         52,033

Long-term debt and capital lease obligations, net of current maturities ............................         7,248          7,264
Deferred compensation expense ......................................................................         1,613          1,522
Other liabilities ..................................................................................           601            617
                                                                                                       -----------    -----------
         Total Liabilities .........................................................................        61,364         61,436

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,985,000 and 10,979,000
         shares issued, respectively; 10,580,000 and 10,595,000 shares outstanding, respectively ...           110            110
     Additional paid-in capital ....................................................................         8,348          8,345
     Retained earnings .............................................................................       128,396        125,872
     Treasury stock, 404,875 shares and 383,920 shares respectively, at cost .......................        (3,914)        (3,925)
     Accumulated other comprehensive (loss): fair value of interest rate swap ......................           (66)           (87)
     Deferred compensation-ESOP ....................................................................        (2,041)        (2,108)
                                                                                                       -----------    -----------

         Total Stockholders' Equity ................................................................       130,833        128,207
                                                                                                       -----------    -----------

         Total Liabilities and Stockholders' Equity ................................................   $   192,197    $   189,643
                                                                                                       ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED JANUARY 31,
                                                                                                2003            2002
                                                                                             -----------    -----------
Revenues .................................................................................   $    71,580    $    76,487

Cost of goods sold .......................................................................        57,348         60,896
                                                                                             -----------    -----------

Gross profit .............................................................................        14,232         15,591

Selling, general and administrative expenses .............................................         9,409          9,422
                                                                                             -----------    -----------

Earnings before interest and income taxes ................................................         4,823          6,169

Interest expense .........................................................................            86            359

Interest income ..........................................................................           (92)           (54)
                                                                                             -----------    -----------

Earnings from continuing operations before income taxes and cumulative effect of
   change in accounting principle ........................................................         4,829          5,864

Income tax provision .....................................................................         1,795          2,130
                                                                                             -----------    -----------

Earnings from continuing operations before cumulative effect of change in
   accounting principle ..................................................................   $     3,034    $     3,734

Cumulative effect of change in accounting principle, net of $285 tax .....................   $      (510)   $        --
                                                                                             -----------    -----------

Net earnings .............................................................................   $     2,524    $     3,734
                                                                                             ===========    ===========

Net earnings per common share:

Basic:
   Earnings from continuing operations ...................................................   $      0.29    $      0.36
   Cumulative effect of change in accounting principle ...................................   $     (0.05)            --
                                                                                             -----------    -----------
   Net earnings ..........................................................................   $      0.24    $      0.36
                                                                                             ===========    ===========

Diluted:
   Earnings from continuing operations ...................................................   $      0.28    $      0.35
   Cumulative effect of change in accounting principle ...................................   $     (0.04)            --
                                                                                             -----------    -----------
   Net earnings ..........................................................................   $      0.24    $      0.35
                                                                                             ===========    ===========

Weighted average number of common shares outstanding .....................................        10,574         10,448
                                                                                             ===========    ===========

Weighted average number of common and common equivalent shares outstanding ...............        10,676         10,680
                                                                                             ===========    ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED JANUARY 31,
                                                                                                2003            2002
                                                                                             -----------    -----------
Operating Activities:
     Net earnings ........................................................................   $     2,524    $     3,734
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Cumulative effect of change in accounting principle, net of tax .................           510             --
         Depreciation and amortization ...................................................         1,267          1,173
         Loss on disposition of assets ...................................................            --             24
         Deferred income tax provision (benefit) .........................................           820           (207)
         Changes in operating assets and liabilities:
              Accounts receivable, net ...................................................        (1,461)        10,588
              Costs and estimated earnings in excess of billings .........................         2,778            579
              Inventories ................................................................        (4,209)        (1,828)
              Prepaid expenses and other current assets ..................................        (2,020)        (1,737)
              Other assets ...............................................................           (99)          (320)
              Accounts payable and income taxes payable ..................................         3,219            796
              Accrued liabilities ........................................................        (5,419)        (2,812)
              Billings in excess of costs and estimated earnings .........................         1,859          2,704
              Deferred compensation expense ..............................................           159            111
              Other liabilities ..........................................................           (12)           (13)
                                                                                             -----------    -----------
                  Net cash provided by (used in) operating activities ....................           (84)        12,792

Investing Activities:
     Purchases of property, plant and equipment ..........................................        (1,840)        (5,520)
                                                                                             -----------    -----------
                  Net cash used in investing activities ..................................        (1,840)        (5,520)
                                                                                             -----------    -----------

Financing Activities:
     Repayments of debt ..................................................................          (357)        (9,357)
     Proceeds from exercise of stock options .............................................            10            123
                                                                                             -----------    -----------
                  Net cash used in financing activities ..................................          (347)        (9,234)
                                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................................        (2,271)        (1,962)
Cash and cash equivalents at beginning of period .........................................        14,362          6,520
                                                                                             -----------    -----------

Cash and cash equivalents at end of period ...............................................   $    12,091    $     4,558
                                                                                             ===========    ===========

Supplemental disclosures of cash flow information (in thousands):

     Cash paid during the period for:
         Interest ........................................................................   $        96    $       156
                                                                                             ===========    ===========

         Income taxes ....................................................................   $       860    $        --
                                                                                             ===========    ===========

     Non-cash investing and financing activities:
         Change in fair value of interest rate swap during the period, net of $11 and
              $20 income taxes, respectively .............................................   $        21    $        35
                                                                                             ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
      Item 1


                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information in the notes to the consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended October 31, 2002. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

   Effective November 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. Upon adoption of SFAS No. 142, we performed an impairment analysis to assess the fair value of our reporting units as compared to their carrying values. As a result of this analysis, we recorded an impairment charge to write-off impaired goodwill amounts as a cumulative effect of a change in accounting principle. For additional information regarding the effect of the adoption of SFAS No. 142 and the pro forma net earnings and earnings per share for the three months ended January 31, 2002 as if SFAS No. 142 had been adopted as of the beginning of 2002, see Note F of these Notes to Condensed Consolidated Financial Statements.

   New Accounting Standards

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS No. 144 on November 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. We have adopted SFAS No. 146 and there has been no impact on our consolidated financial position or results of operations.

   In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on our consolidated financial position or results of operations. In accordance with the disclosure provisions of FIN 45, we have included in Note C a reconciliation of the changes in our product warranty liability for the three months ended January 31, 2003 and 2002. We provide for estimated warranty costs at the time of sale based upon historical experience rates. Our products contain warranties for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These disclosure requirements are effective for our second quarter 2003 10-Q.


B. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                  Three Months Ended January 31,
                                                                                       2003           2002
                                                                                   -----------    -----------
Numerator:
    Net earnings from continuing operations available to common
       stockholders ............................................................   $     3,034    $     3,734
    Cumulative effect of change in accounting principle ........................          (510)            --
                                                                                   -----------    -----------

    Net earnings available to common stockholders ..............................   $     2,524    $     3,734
                                                                                   ===========    ===========

Denominator:
    Denominator for basic earnings per share-weighted average shares ...........        10,574         10,448
    Dilutive effect of stock options ...........................................           102            232
                                                                                   -----------    -----------
    Denominator for diluted earnings per share-adjusted weighted average
      shares with assumed conversions ..........................................        10,676         10,680
                                                                                   ===========    ===========

Basic earnings per share:
    From continuing operations .................................................   $      0.29    $      0.36
    Cumulative effect of change in accounting principle ........................         (0.05)            --
                                                                                   -----------    -----------

    Net earnings per share .....................................................   $      0.24    $      0.36
                                                                                   ===========    ===========

Diluted earnings per share:
    From continuing operations .................................................   $      0.28    $      0.35
    Cumulative effect of change in accounting principle ........................         (0.04)            --
                                                                                   -----------    -----------

    Net earnings per share .....................................................   $      0.24    $      0.35
                                                                                   ===========    ===========


   For the quarters ended January 31, 2003 and 2002 outstanding stock options of 381 thousand and none respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

C. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

   Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                              Three Months Ended January 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Balance at beginning of period ......................................................   $     1,209    $       551
        Adjustments to the reserve ..........................................................           (42)            22
        Deductions for uncollectible accounts written off, net of recoveries ................            (2)           (72)
                                                                                                -----------    -----------
        Balance at end of period ............................................................   $     1,165    $       501
                                                                                                ===========    ===========

   Activity in our accrued product warranty account consists of the following (in thousands):

                                                                                              Three Months Ended January 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Balance at beginning of period ......................................................   $     2,123    $     1,860
        Adjustments to the reserve ..........................................................           524            692
        Deductions for uncollectible accounts written off, net of recoveries ................          (533)          (423)
                                                                                                -----------    -----------
        Balance at end of period ............................................................   $     2,114    $     2,129
                                                                                                ===========    ===========

   The components of inventories are summarized below (in thousands):

                                                                                                January 31,   October 31,
                                                                                                    2003         2002
                                                                                                -----------   -----------
        Raw materials, parts and subassemblies ..............................................   $    17,771   $    14,111
        Work-in-process .....................................................................         5,996         5,447
                                                                                                -----------   -----------
            Total inventories ...............................................................   $    23,767   $    19,558
                                                                                                ===========   ===========

   Property, plant and equipment is summarized below (in thousands):

                                                                                                January 31,    October 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Land ................................................................................   $     5,073    $     5,093
        Buildings and improvements ..........................................................        37,056         35,791
        Machinery and equipment .............................................................        38,480         37,191
        Furniture & fixtures ................................................................         3,012          3,012
        Construction in process .............................................................         5,769          6,463
                                                                                                -----------    -----------
                                                                                                     89,390         87,550
        Less-accumulated depreciation .......................................................       (43,780)       (42,530)
                                                                                                -----------    -----------
        Total property, plant and equipment, net ............................................   $    45,610    $    45,020
                                                                                                ===========    ===========

   The components of costs and estimated earnings in excess of billings (in thousands):

                                                                                                January 31,    October 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Costs and estimated earnings ........................................................   $   181,880    $   190,106
        Progress billings ...................................................................      (151,830)      (157,278)
                                                                                                -----------    -----------
            Total costs and estimated earnings in excess of billings ........................   $    30,050    $    32,828
                                                                                                ===========    ===========

   The components of billings in excess of costs and estimated earnings (in thousands):

                                                                                                January 31,    October 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Progress billings ...................................................................   $    44,271    $   131,840
        Costs and estimated earnings ........................................................       (28,934)      (118,362)
                                                                                                -----------    -----------
            Total billings in excess of costs and estimated earnings ........................   $    15,337    $    13,478
                                                                                                ===========    ===========

D. COMPREHENSIVE INCOME

   We adopted SFAS No. 133 as amended on November 1, 2000. Accordingly, at that time, we recorded the fair value of our interest rate swap agreement which is used as a cash flow hedge in the management of interest rate exposure. We realized this amount as a component of comprehensive income (loss). Our comprehensive income (loss), which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                                                             Three Months Ended January 31,
                                                                                                   2003          2002
                                                                                                -----------   -----------
        Net income ..........................................................................   $     2,524   $     3,734
        Change in fair value of hedge instrument ............................................            21            35
                                                                                                -----------   -----------
        Comprehensive income ................................................................   $     2,545   $     3,769
                                                                                                ===========   ===========

E. BUSINESS SEGMENTS

   We manage our business through operating subsidiaries, which are combined into two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems.

   Our "Electrical Power Products" segment serves the electrical utility and various industrial markets with equipment and systems. Electrical Power Products was previously reported as two separate segments: "Switchgear" and "Bus Duct". Because these segments share basic characteristics, including common raw materials, engineering techniques and manufacturing processes, and operate in the same competitive environment with substantially similar general economic and industrial conditions, we determined that reporting the business activities of Switchgear and Bus Duct products as one segment - "Electrical Power Products" - more accurately reflects our business operations. Historically, we reported our "Electrical Power Products" segment as two segments principally as a reflection of our organizational structure. The three months ended January 31, 2002 have been restated to conform to the new segment structure.

   The tables below reflect certain information relating to our operations by segment. Substantially all revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our annual report on Form 10-K for the year ended October 31, 2002. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. In addition, the corporate assets are mainly cash and cash equivalents transferred to the corporate office from the segments.

   Detailed information regarding our business segments is shown below (in thousands):

                                                                                                Three Months Ended January 31,
                                                                                                    2003          2002
                                                                                                -----------   -----------
        Revenues
           Electrical Power Products ........................................................   $    65,561   $    71,127
           Process Control Systems ..........................................................         6,019         5,360
                                                                                                -----------   -----------
           Total Revenues ...................................................................   $    71,580   $    76,487
                                                                                                ===========   ===========

        Earnings from continuing operations before income taxes and cumulative effect of change in accounting principle
           Electrical Power Products ........................................................   $     4,614   $     5,642
           Process Control Systems ..........................................................           215           222
                                                                                                -----------   -----------
           Total earnings from continuing operations before income taxes and
            cumulative effect of change in accounting principle .............................   $     4,829   $     5,864
                                                                                                ===========   ===========



                                                                                                January 31,   October 31,
                                                                                                   2003          2002
                                                                                                -----------   -----------
        Assets
           Electrical Power Products ........................................................   $   161,346   $   156,584
           Process Control Systems ..........................................................        14,218        14,937
           Corporate ........................................................................        16,633        18,122
                                                                                                -----------   -----------
           Total Assets .....................................................................   $   192,197   $   189,643
                                                                                                ===========   ===========

F. GOODWILL AND OTHER INTANGIBLE ASSETS

   Effective November 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002, and the first quarter 2003 results were favorably impacted by this reduction in amortization expense by $23 thousand, net of $13 thousand taxes, or less than $0.01 per common share. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

   We estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value. As a result of completing the impairment test, we recorded an impairment charge of $510 thousand, net of $285 thousand taxes, to write-off the impaired goodwill amounts as a cumulative effect of a change in accounting principle. We recorded an impairment charge of $380 thousand, net of $214 thousand taxes, in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130 thousand, net of $71 thousand taxes.

   The following pro forma information is presented to reflect the net earnings and net earnings per share to exclude amortization of goodwill for the three month period ended January 31, 2002, as if SFAS No. 142 had been adopted as of the beginning of that year (in thousands, except per share data):

                                                                                              Three Months Ended January 31,
                                                                                                   2003           2002
                                                                                                -----------    -----------
        Earnings from continuing operations before cumulative effect of change in
            accounting principle ............................................................   $     3,034    $     3,734
        Cumulative effect of change in accounting principle .................................          (510)            --
                                                                                                -----------    -----------
        Reported net income .................................................................         2,524          3,734
        Addback:  Amortization of goodwill, net of $13 taxes ................................            --             23
                                                                                                -----------    -----------
        Adjusted net earnings ...............................................................   $     2,524    $     3,757
                                                                                                ===========    ===========

        Basic earnings per share:
            Net earnings per share - as reported ............................................   $      0.24    $      0.36
            Amortization of goodwill ........................................................            --             --
               Adjusted net earnings ........................................................          0.24           0.36
        Diluted earnings per share:
            Net earnings per share - as reported ............................................   $      0.24    $      0.35
            Amortization of goodwill ........................................................            --             --
               Adjusted net earnings ........................................................          0.24           0.35

   A summary of goodwill and other intangible assets follows:

                                                                                January 31, 2003             October 31, 2002
                                                                           ---------------------------  ---------------------------
                                                                            Historical    Accumulated    Historical    Accumulated
                                                                               Cost       Amortization      Cost       Amortization
                                                                           ------------   ------------  ------------   ------------
        Goodwill ........................................................  $        304   $        181  $      2,133   $      1,215

        Intangible assets subject to amortization:
            Deferred loan costs .........................................           233             15           233             12
            Patents and Trademarks ......................................           837            458           837            444

   The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three months ended January 31, 2003 was $17,000.

G. COMMITMENTS AND CONTINGENCIES

   Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.9 million as of January 31, 2003. We also had performance bonds totaling approximately $152.6 million that were outstanding at January 31, 2003.

   The Company is a partner in a joint venture (the "Joint Venture"),which provided process control systems to the Central Artery/Tunnel Project (the "Project") in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the "MTA"). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the "Notice") from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. Part of the follow-on contractor's claim contains unsubstantiated allegations that such work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor's claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture; the MTA will seek indemnification from the Joint Venture for such additional amounts.

   The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture's claim against the MTA and the MTA's potential claim for indemnification based on the follow-on contractor's claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor's claim could have a material adverse effect on the Company's financial condition, results of operations, and cash flows, the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

Part I
  Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

Revenue and Gross Profit

Revenues decreased 6% to $71.6 million in the first quarter of fiscal 2003 as compared to the first quarter of fiscal year 2002. Our Electrical Power Products segment recorded revenues in the quarter of $65.6 million compared to $71.1 million in the same quarter last year. This decrease in revenues was primarily due to lower net investments in electrical products by the power generation market. In addition, during the first quarter of 2003, we received requests for delayed shipments by several key customers, some of which impacted projects in production and halted work in process. Revenues in our Process Control Systems segment were $6.0 million compared to $5.4 million in first quarter 2002. Increased billable hours and costs incurred on percentage of completion projects during the quarter resulted in higher revenue recognition for this segment as compared to the same quarter of the previous year.

International revenues increased 68% in the first quarter 2003 to $9.6 million from $5.7 million in the same quarter of the prior year. Revenues outside of the United States accounted for 13% of consolidated revenues in the first quarter of fiscal 2003 compared to 7% in the same period last year. Worldwide investments in oil and gas production facilities have strengthened our export sales.

Gross profit as a percentage of revenues during the first quarter of 2003 decreased to 19.9% from 20.4% in the first quarter of 2002. The gross profit was adversely impacted by the incremental production costs associated with the disruptions caused by requests for delayed shipments. As a result of the depressed market, competitive pricing has also begun to affect gross profit.

Operating Expenses

Selling, general and administrative expenses, including research and development expenditures, were $9.4 million (13.1% of revenues) in the first quarter of 2003 compared to $9.4 million (12.3% of revenues) in the first quarter of fiscal 2002. As volumes decreased in the first quarter of 2003, our expenditures remained constant. As a result, the ratio of selling, general, and administrative expenses to revenues increased.

Interest Income and Expense

During the first quarter of 2003, we incurred $86 thousand in interest expense on our term debt and outstanding industrial revenue bonds. The reduction in interest expense from the $359 thousand incurred for the quarter ended January 31, 2002 is due to lower levels of debt. In addition, during the first quarter of 2002, estimates of variable interest expense were recorded which required an adjustment in the third quarter of 2002 as the estimates of variable interest expense were higher than actual interest incurred.

Interest income increased by $38 thousand to $92 thousand for the first quarter 2003 compared to the same period of the previous year. The lower interest rate environment has been offset by our higher level of invested funds during 2003.

Provision for Income Taxes

Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.2% in the first quarter of fiscal 2003 compared to 36.3% in the first quarter of fiscal 2002. The increase in our effective tax rate is primarily a result of incremental increases in our federal tax rate compared to the previous year as well as higher state taxes.

Net Earnings from continuing operations before cumulative effect of change in accounting principle

Net earnings from continuing operations before cumulative effect of change in accounting principle was $3.0 million, or $.28 per diluted share, in the first quarter of fiscal year 2003 compared to $3.7 million, or $.35 per diluted share in the first quarter of fiscal year 2002. Declines in business volume resulted in earnings weakening in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002.

Cumulative effect of change in accounting principle

As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment loss of $510 thousand, net of $285 thousand taxes, as a cumulative effect of a change in accounting principle during the first quarter of 2003. The goodwill impairment charge accounted for a loss of $0.04 per diluted share.

Net Earnings

Net earnings were $2.5 million, or $.24 per diluted share, in the first quarter of fiscal year 2003 compared to $3.7 million, or $.35 per diluted share in the first quarter of fiscal year 2002. A decline in business volume and lower gross profits resulted in earnings weakening in the first quarter of fiscal 2003 along with the goodwill impairment charge versus the first quarter of fiscal 2002.

Backlog

The order backlog on January 31, 2003, was $168.5 million, compared to $189.4 million at fiscal year end 2002 and $213.3 million at the end of the first quarter one year ago. New orders placed during the first quarter totaled $50.7 million versus $49.3 million in our fourth quarter 2002 and $80.9 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong liquidity position. Working capital was $89.2 million at January 31, 2003 compared to $86.5 million at October 31, 2002. As of January 31, 2003, current assets exceeded current liabilities by 2.7 times and our debt to capitalization ratio was less than 0.1 to 1.

As of January 31, 2003, we had cash and cash equivalents of $12.1 million, a slight decrease from year end 2002. Long-term debt, including current maturities, totaled $11.6 million at January 31, 2003 compared to $12.0 million at October 31, 2002. In addition to our long-term debt, we have a $25.0 million revolving credit agreement expiring February 2005. As of January 31, 2003, there were no borrowings under this line of credit.

Operating Activities

Operating activities used $84 thousand in the first quarter of fiscal 2003. A net increase in operating assets and liabilities used $5.2 million. This use of cash was offset by net earnings adjusted for non-cash costs such as depreciation, amortization and the cumulative effect of a change in accounting principle. For the three months ended January 31, 2002, operating activities provided $12.8 million. The primary difference between the periods is due to the use of cash during the first quarter of 2003 from increases in operating assets such as accounts receivable and inventories.

Investing Activities

Cash used for the purchase of property, plant and equipment during the first quarter of fiscal 2003 was $1.8 million, as compared to $5.5 million in the first quarter fiscal 2002. The majority of our first quarter 2003 capital expenditures were to increase our manufacturing capabilities available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms. During 2002, we completed a new facility in Northlake, IL for the manufacture of our isolated phase bus duct product line. The expansion of our North Canton, OH facility, which is used in the manufacture of electrical power products, was also completed. These expansions during 2002, as well as capital expenditures to support process improvements throughout our manufacturing operations, accounted for the increased capital expenditures in the first quarter 2002.

Financing Activities

Financing activities used $0.3 million in fiscal 2002. Approximately $0.4 million was used for net repayments on our long-term debt. Other financing activities were limited to the exercise of stock options. Net cash used in financing activities for the three months ended January 31, 2002 was $9.2 million. The decrease in cash used in financing activities during the first quarter 2003 as compared to the same period in 2002 is due to lower levels of debt during 2003.

OUTLOOK FOR FISCAL 2003

Due to the current economic environment and the outlook for the markets we serve, we anticipate consolidated revenues to decline in 2003. We anticipate new investments in oil and gas facilities to strengthen our export sales during the coming year. However, additional investments in power generation facilities have already begun to soften in 2003.

For the second quarter of 2003, we expect earnings from continuing operations to range between $0.21 and $0.26 per diluted share. For the fiscal year 2003, we expect earnings from continuing operations to range between $1.05 and $1.15 per diluted share. Fiscal year 2003 revenue is expected to range between $250 million and $265 million.

We will continue to invest in our manufacturing capabilities and expect capital expenditures during fiscal year 2003 to range between $5.0 million and $8.0 million. Of this amount, approximately $4.0 million will be needed to complete a project to increase our manufacturing capacity available for the manufacture of electrical power control modules. This project was initiated during 2002 and will be completed in 2003.

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

Part 1
     Item 3

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

Part 1
     Item 4

                             CONTROLS AND PROCEDURES

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-4(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date ("Evaluation Date") within 90 days prior to the filing date of this quarterly report. Based on such evaluation, our CEO and CFO have each concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

                  None

     ITEM 5.      Other Information

                  None

     ITEM 6.      Exhibits and Reports on Form 8-K

                  a. Exhibits

                    99.1  -Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2  -Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b. Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



POWELL INDUSTRIES, INC.
Registrant



March 4, 2003                        /s/ THOMAS W. POWELL
-------------                        ------------------------------------------
Date                                 Thomas W. Powell
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




March 4, 2003                        /s/ DON R. MADISON
-------------                        ------------------------------------------
Date                                 Don R. Madison
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                                  CERTIFICATION

I, Thomas W. Powell, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Powell Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         Date:  March 4, 2003

                                         /s/ THOMAS W. POWELL
                                         ---------------------------------------
                                         Thomas W. Powell,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                  CERTIFICATION

I, Don R. Madison, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Powell Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   Date:  March 4, 2003

                                   /s/ DON R. MADISON
                                   ---------------------------------------------
                                   Don R. Madison
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 99.1             -Certification Pursuant to Section 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.

99.2              -Certification Pursuant to Section 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.