Form 10-Q
period 2003-04-30
POWELL INDUSTRIES INC
filed 2003-06-02
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           NEVADA                                                             88-0106100
--------------------------------------------------------------        --------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)


           8550 Mosley Drive, Houston, Texas                                                 77075-1180
--------------------------------------------------------------        -------------------------------------------------------
          (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code  (713) 944-6900
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

                                Yes  X   No
                                    ---     ---

         Indicate by "X" whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes      No  X
                                    ---     ---

Common Stock, par value $.01 per share; 10,579,103 shares outstanding as of May 27, 2003.

                    Powell Industries, Inc. and Subsidiaries




Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...........................................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and
                      Results of Operations.............................................................14

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................18

      Item 4.      Controls and Procedures..............................................................19


Part II - Other Information and Signatures..............................................................20

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            APRIL 30,       OCTOBER 31,
                                                                                               2003            2002
                                                                                            ---------       -----------
ASSETS
Current Assets:
     Cash and cash equivalents ......................................................       $  29,689        $  14,362
     Accounts receivable, less allowance for doubtful accounts of
         $1,065 and $1,209, respectively ............................................          50,858           69,521
     Costs and estimated earnings in excess of billings .............................          33,714           32,828
     Inventories ....................................................................          19,190           19,558
     Prepaid expenses and other current assets ......................................           3,745            2,230
                                                                                            ---------        ---------
         Total Current Assets .......................................................         137,196          138,499

Property, plant and equipment, net ..................................................          45,277           45,020
Other assets ........................................................................           5,550            6,124
                                                                                            ---------        ---------
         Total Assets ...............................................................       $ 188,023        $ 189,643
                                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt and capital lease obligations .............       $   4,031        $   4,746
     Accounts and income taxes payable ..............................................          14,505           15,030
     Accrued salaries, bonuses and commissions ......................................           6,660            9,774
     Billings in excess of costs and estimated earnings .............................          11,577           13,478
     Accrued product warranty .......................................................           2,049            2,123
     Other accrued expenses .........................................................           6,812            6,882
                                                                                            ---------        ---------
         Total Current Liabilities ..................................................          45,634           52,033

Long-term debt and capital lease obligations, net of current maturities .............           7,233            7,264
Deferred compensation expense .......................................................           1,565            1,522
Other liabilities ...................................................................             577              617
                                                                                            ---------        ---------
         Total Liabilities ..........................................................          55,009           61,436

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,984,000 and
         10,979,000 shares issued, respectively; 10,579,000 and 10,595,000 shares
         outstanding, respectively ..................................................             110              110
     Additional paid-in capital .....................................................           8,419            8,345
     Retained earnings ..............................................................         130,413          125,872
     Treasury stock, 404,875 shares and 383,920 shares respectively, at cost ........          (3,914)          (3,925)
     Accumulated other comprehensive (loss): fair value of interest rate swap .......             (43)             (87)
     Deferred compensation-ESOP .....................................................          (1,971)          (2,108)
                                                                                            ---------        ---------

         Total Stockholders' Equity .................................................       $ 133,014        $ 128,207
                                                                                            ---------        ---------

         Total Liabilities and Stockholders' Equity .................................       $ 188,023        $ 189,643
                                                                                            =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED APRIL  30,
                                                                                              2003                 2002
                                                                                            --------             --------
Revenues .......................................................................            $ 64,201             $ 80,286

Cost of goods sold .............................................................              52,077               63,019
                                                                                            --------             --------

Gross profit ...................................................................              12,124               17,267

Selling, general and administrative expenses ...................................               8,909                9,917
                                                                                            --------             --------

Income before interest and income taxes ........................................               3,215                7,350

Interest expense ...............................................................                  81                  320

Interest income ................................................................                 (88)                 (57)
                                                                                            --------             --------

Income before income taxes .....................................................               3,222                7,087

Income tax provision ...........................................................               1,204                2,573
                                                                                            --------             --------

Net income .....................................................................            $  2,018             $  4,514
                                                                                            ========             ========

Earnings per common share:

   Basic .......................................................................            $   0.19             $   0.43
   Diluted .....................................................................                0.19                 0.42

Weighted average number of common shares outstanding ...........................              10,580               10,457
                                                                                            ========             ========

Weighted average number of common and common equivalent shares outstanding .....              10,657               10,685
                                                                                            ========             ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   SIX MONTHS ENDED APRIL 30,
                                                                                                    2003                  2002
                                                                                                 ---------             ---------
Revenues ............................................................................            $ 135,781             $ 156,773

Cost of goods sold ..................................................................              109,425               123,915
                                                                                                 ---------             ---------

Gross profit ........................................................................               26,356                32,858

Selling, general and administrative expenses ........................................               18,318                19,338
                                                                                                 ---------             ---------

Income before interest and income taxes .............................................                8,038                13,520

Interest expense ....................................................................                  167                   676

Interest income .....................................................................                 (180)                 (108)
                                                                                                 ---------             ---------

Income from continuing operations before income taxes and cumulative effect of
   change in accounting principle ...................................................                8,051                12,952

Income tax provision ................................................................                2,999                 4,703
                                                                                                 ---------             ---------

Income from continuing operations before cumulative effect of change in
   accounting principle .............................................................                5,052                 8,249

Cumulative effect of change in accounting principle, net of $285 tax ................                 (510)                   --
                                                                                                 ---------             ---------

Net income ..........................................................................            $   4,542             $   8,249
                                                                                                 =========             =========

Earnings per common share:

Basic:
   Earnings from continuing operations ..............................................            $    0.48             $    0.79
   Cumulative effect of change in accounting principle ..............................                (0.05)                   --
                                                                                                 ---------             ---------
   Net earnings .....................................................................            $    0.43             $    0.79
                                                                                                 =========             =========

Diluted:
   Earnings from continuing operations ..............................................            $    0.47             $    0.77
   Cumulative effect of change in accounting principle ..............................                (0.04)                   --
                                                                                                 ---------             ---------
   Net earnings .....................................................................            $    0.43             $    0.77
                                                                                                 =========             =========

Weighted average number of common shares outstanding ................................               10,577                10,452
                                                                                                 =========             =========

Weighted average number of common and common equivalent shares outstanding ..........               10,665                10,676
                                                                                                 =========             =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       SIX MONTHS ENDED APRIL 30,
                                                                                                        2003                 2002
                                                                                                      --------             --------
Operating Activities:
     Net income ..........................................................................            $  4,542             $  8,249
     Adjustments to reconcile net income to net cash provided by operating activities:
         Cumulative effect of change in accounting principle, net of tax .................                 510                   --
         Depreciation and amortization ...................................................               2,499                2,315
         Loss on disposition of assets ...................................................                  79                   30
         Deferred income tax provision (benefit) .........................................                 467                  (24)
         Changes in operating assets and liabilities:
              Accounts receivable, net ...................................................              18,663               19,153
              Costs and estimated earnings in excess of billings .........................                (886)               3,702
              Inventories ................................................................                 368               (3,075)
              Prepaid expenses and other current assets ..................................              (1,515)              (1,057)
              Other assets ...............................................................                (333)                (460)
              Accounts payable and income taxes payable ..................................                (238)                (904)
              Accrued liabilities ........................................................              (3,645)                (631)
              Billings in excess of costs and estimated earnings .........................              (1,901)              (1,622)
              Deferred compensation expense ..............................................                 181                  234
              Other liabilities ..........................................................                 (28)                (144)
                                                                                                      --------             --------
                  Net cash provided by operating activities ..............................              18,763               25,766

Investing Activities:
     Purchases of property, plant and equipment ..........................................              (2,802)              (9,037)
                                                                                                      --------             --------
                  Net cash used in investing activities ..................................              (2,802)              (9,037)
                                                                                                      --------             --------

Financing Activities:
     Repayments on revolving line of credit ..............................................                  --               (9,000)
     Repayments of debt ..................................................................                (714)                (714)
     Proceeds from issuance of common stock ..............................................                  70                   --
     Proceeds from exercise of stock options .............................................                  10                  398
                                                                                                      --------             --------
                  Net cash used in financing activities ..................................                (634)              (9,316)
                                                                                                      --------             --------

Net increase in cash and cash equivalents ................................................              15,327                7,413
Cash and cash equivalents at beginning of period .........................................              14,362                6,520
                                                                                                      --------             --------

Cash and cash equivalents at end of period ...............................................            $ 29,689             $ 13,933
                                                                                                      ========             ========

Supplemental disclosures of cash flow information (in thousands):
     Cash paid during the period for:
         Interest ........................................................................            $    177             $    348
                                                                                                      ========             ========

         Income taxes ....................................................................            $  2,193             $    500
                                                                                                      ========             ========

     Non-cash investing and financing activities:
         Change in fair value of interest rate swap during the period, net of $24 and
              $31 income taxes, respectively .............................................            $     44             $     47
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

Part I
     Item 1

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information in the notes to the condensed consolidated financial statements normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended October 31, 2002. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

     Effective November 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. Upon adoption of SFAS No. 142, we performed an impairment analysis to assess the fair value of our reporting units as compared to their carrying values. As a result of this analysis, we recorded an impairment charge to write-off impaired goodwill amounts as a cumulative effect of a change in accounting principle during the first quarter of 2003. For additional information regarding the effect of the adoption of SFAS No. 142 and the pro forma net income and earnings per share for the three months and six months ended April 30, 2002 as if SFAS No. 142 had been adopted as of the beginning of 2002, see Note G of these Notes to Condensed Consolidated Financial Statements.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on our consolidated financial position or results of operations. In accordance with the disclosure provisions of FIN 45, we have included in Note C a reconciliation of the changes in our product warranty liability for the three months and six months ended April 30, 2003 and 2002. We provide for estimated warranty costs at the time of sale based upon historical experience rates. Our products contain warranties for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our consolidated financial statements as we have adopted the disclosure only provisions of SFAS No. 123. The additional disclosure requirements are included in Note E of this Form 10-Q.


B.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   Three Months Ended April 30,         Six Months Ended April 30,
                                                                    2003                  2002            2003               2002
                                                                 ----------            ----------      ----------         ----------
Numerator:
    Net income from continuing operations available
        to common stockholders .............................     $    2,018            $    4,514      $    5,052         $    8,249
    Cumulative effect of change in accounting principle ....             --                    --            (510)                --
                                                                 ----------            ----------      ----------         ----------

    Net income available to common stockholders ............     $    2,018            $    4,514      $    4,542         $    8,249
                                                                 ==========            ==========      ==========         ==========

Denominator:
    Denominator for basic earnings per share-weighted
     average shares ........................................         10,580                10,457          10,577             10,452
    Dilutive effect of stock options .......................             77                   228              88                224
                                                                 ----------            ----------      ----------         ----------
    Denominator for diluted earnings per share-adjusted
     weighted average shares with assumed conversions ......         10,657                10,685          10,665             10,676
                                                                 ==========            ==========      ==========         ==========

Basic earnings per share:
    From continuing operations .............................     $     0.19            $     0.43      $     0.48         $     0.79
    Cumulative effect of change in accounting principle ....             --                    --           (0.05)                --
                                                                 ----------            ----------      ----------         ----------

    Net earnings per share .................................     $     0.19            $     0.43      $     0.43         $     0.79
                                                                 ==========            ==========      ==========         ==========

Diluted earnings per share:
    From continuing operations .............................     $     0.19            $     0.42      $     0.47         $     0.77
    Cumulative effect of change in accounting principle ....             --                    --           (0.04)                --
                                                                 ----------            ----------      ----------         ----------

    Net earnings per share .................................     $     0.19            $     0.42      $     0.43         $     0.77
                                                                 ==========            ==========      ==========         ==========

     For the three months ended April 30, 2003 and 2002, outstanding stock options of 494 thousand and 10 thousand, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. For the six months ended April 30, 2003 and 2002 outstanding stock options of 494 thousand and 10 thousand, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

C.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                   Three Months Ended April 30,       Six Months Ended April 30,
                                                                     2003                2002           2003                2002
                                                                   -------             --------       -------             -------
Balance at beginning of period ........................            $ 1,165             $   501        $ 1,209             $   551
Adjustments to the reserve ............................                (16)                 94            (58)                116
Deductions for uncollectible accounts written off,
    net of recoveries .................................                (84)                  6            (86)                (66)
                                                                   -------             -------        -------             -------

Balance at end of period ..............................            $ 1,065             $   601        $ 1,065             $   601
                                                                   =======             =======        =======             =======

     Activity in our accrued product warranty account consists of the following (in thousands):

                                                                   Three Months Ended April 30,       Six Months Ended April 30,
                                                                     2003                2002           2003                2002
                                                                   -------             --------       -------             -------
Balance at beginning of period ........................            $ 2,114             $ 2,129        $ 2,123             $ 1,860
Adjustments to the reserve ............................                387                 731            911               1,423
Deductions for warranty charges .......................               (452)               (471)          (985)               (894)
                                                                   -------             -------        -------             -------

Balance at end of period ..............................            $ 2,049             $ 2,389        $ 2,049             $ 2,389
                                                                   =======             =======        =======             =======

     The components of inventories are summarized below (in thousands):

                                                                              April 30,            October 31,
                                                                                 2003                  2002
                                                                              ---------            -----------
Raw materials, parts and subassemblies ..........................              $13,109               $14,111
Work-in-process .................................................                6,081                 5,447
                                                                               -------               -------
    Total inventories ...........................................              $19,190               $19,558
                                                                               =======               =======


     Property, plant and equipment is summarized below (in thousands):

                                                                              April 30,            October 31,
                                                                                2003                  2002
                                                                              ---------            -----------
Land ............................................................             $  5,073              $  5,093
Buildings and improvements ......................................               37,089                35,791
Machinery and equipment .........................................               38,640                37,191
Furniture & fixtures ............................................                3,012                 3,012
Construction in process .........................................                6,314                 6,463
                                                                              --------              --------
                                                                                90,128                87,550
Less-accumulated depreciation ...................................              (44,851)              (42,530)
                                                                              --------              --------
Total property, plant and equipment, net ........................             $ 45,277              $ 45,020
                                                                              ========              ========

     Depreciation expense for the six months ended April 30, 2003 and 2002 was $2.5 million and $2.2 million, respectively.

     The components of costs and estimated earnings in excess of billings are summarized below (in thousands):

                                                                             April 30,            October 31,
                                                                                2003                  2002
                                                                             ---------            -----------
Costs and estimated earnings ....................................            $ 198,589             $ 190,106
Progress billings ...............................................             (164,875)             (157,278)
                                                                             ---------             ---------
    Total costs and estimated earnings in excess of billings ....            $  33,714             $  32,828
                                                                             =========             =========

     The components of billings in excess of costs and estimated earnings are summarized below (in thousands):

                                                                             April 30,            October 31,
                                                                               2003                  2002
                                                                             ---------            -----------
Progress billings ...............................................            $ 136,619             $ 131,840
Costs and estimated earnings ....................................             (125,042)             (118,362)
                                                                             ---------             ---------
    Total billings in excess of costs and estimated earnings ....            $  11,577             $  13,478
                                                                             =========             =========


D.   COMPREHENSIVE INCOME

     We adopted SFAS No. 133, as amended, on November 1, 2000. Accordingly, at that time, we recorded the fair value of our interest rate swap agreement which is used as a cash flow hedge in the management of interest rate exposure. We realized this amount as a component of comprehensive income. Our comprehensive income, which encompasses net income and the change in fair value of hedge instruments, is as follows (in thousands):

                                                            Three Months Ended April 30,               Six Months Ended April 30,
                                                             2003                 2002                 2003                 2002
                                                            ------               -------              ------               ------
Net income ..................................               $2,018               $4,514               $4,542               $8,249
Change in fair value of hedge instrument ....                   23                   12                   44                   47
                                                            ------               ------               ------               ------
Comprehensive income ........................               $2,041               $4,526               $4,586               $8,296
                                                            ======               ======               ======               ======

E.   STOCK-BASED COMPENSATION

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for our stock-based employee compensation plans under the intrinsic value method established by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recorded when the exercise price of the employee stock option is greater than or equal to the market price of the common stock on the grant date.

     If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through April 30, 2003 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

                                                                        Three Months Ended April 30,     Six Months Ended April 30,
                                                                           2003              2002         2003            2002
                                                                        ---------         ----------     ---------       ----------
Net income, as reported .........................................       $   2,018         $   4,514      $   4,542       $   8,249
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
   net of related tax effects ...................................            (168)             (218)          (337)           (470)
                                                                        ---------         ---------      ---------       ---------
Pro forma net income ............................................       $   1,850         $   4,296      $   4,205       $   7,779
                                                                        =========         =========      =========       =========
Basic earnings per share:
   As reported ..................................................       $    0.19         $    0.43      $    0.43       $    0.79
   Pro forma ....................................................            0.17              0.41           0.40            0.74
Diluted earnings per share:
   As reported ..................................................       $    0.19         $    0.42      $    0.43       $    0.77
   Pro forma ....................................................            0.17              0.40           0.39            0.73

F.   BUSINESS SEGMENTS

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

     Our Electrical Power Products segment serves the electrical utility and various industrial markets with equipment and systems. Electrical Power Products was previously reported as two separate segments: Switchgear and Bus Duct. Because these segments share basic characteristics, including common raw materials, engineering techniques and manufacturing processes, and operate in the same competitive environment with substantially similar general economic and industrial conditions, we determined that reporting the business activities of Switchgear and Bus Duct products as one segment
     - Electrical Power Products - more accurately reflects our business operations. Historically, we reported our Electrical Power Products segment as two segments principally as a reflection of our organizational structure. The three months and six months ended April 30, 2002 have been revised to conform to the new segment structure.

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

     Detailed information regarding our business segments is shown below (in thousands):

                                                                      Three Months Ended April 30,     Six Months Ended April 30,
                                                                         2003               2002          2003              2002
                                                                      ---------          ---------     ---------         ---------
Revenues
   Electrical Power Products ......................................   $  58,153          $  75,104     $ 123,714         $ 146,231
   Process Control Systems ........................................       6,048              5,182        12,067            10,542
                                                                      ---------          ---------     ---------         ---------
   Total Revenues .................................................   $  64,201          $  80,286     $ 135,781         $ 156,773
                                                                      =========          =========     =========         =========

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
   Electrical Power Products ......................................   $   2,993          $   7,319     $   7,606         $  12,961
   Process Control Systems ........................................         229               (232)          445                (9)
                                                                      ---------          ---------     ---------         ---------
   Total income from continuing operations before income taxes
    and cumulative effect of change in accounting principle .......   $   3,222          $   7,087     $   8,051         $  12,952
                                                                      =========          =========     =========         =========

                                                                                       April 30,      October 31,
                                                                                          2003            2002
                                                                                       ---------      -----------
Assets
   Electrical Power Products ..................................................        $139,274        $156,584
   Process Control Systems ....................................................          14,330          14,937
   Corporate ..................................................................          34,419          18,122
                                                                                       --------        --------
   Total Assets ...............................................................        $188,023        $189,643
                                                                                       ========        ========


G.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective November 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002, and the results for the first six months of 2003 were favorably impacted by this reduction in amortization expense by $46 thousand, net of $26 thousand taxes, or less than $0.01 per common share. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

     We estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit's goodwill with the carrying value. As a result of completing the impairment test, we recorded an impairment charge of $510 thousand, net of $285 thousand taxes, to write-off the impaired goodwill amounts as a cumulative effect of a change in accounting principle in the first quarter of 2003.

     We recorded an impairment charge of $380 thousand, net of $214 thousand taxes, in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130 thousand, net of $71 thousand taxes.

     The following pro forma information is presented to reflect the net income and net earnings per share to exclude amortization of goodwill for the three and six month period ended April 30, 2002, as if SFAS No. 142 had been adopted as of the beginning of that year (in thousands, except per share data):

                                                                      Three Months Ended April 30,      Six Months Ended April 30,
                                                                         2003               2002           2003             2002
                                                                      ---------          ---------      ---------        ---------
Income from continuing operations before cumulative effect of
    change in accounting principle ................................   $   2,018          $   4,514      $   5,052        $   8,249
Cumulative effect of change in accounting principle ...............          --                 --           (510)              --
                                                                      ---------          ---------      ---------        ---------
Reported net income ...............................................       2,018              4,514          4,542            8,249
Addback:  Amortization of goodwill, net of $13 and $26 thousand
    taxes, respectively ...........................................          --                 23             --               46
                                                                      ---------          ---------      ---------        ---------
Adjusted net income ...............................................   $   2,018          $   4,537      $   4,542        $   8,295
                                                                      =========          =========      =========        =========

Basic earnings per share:
    Net earnings per share - as reported ..........................   $    0.19          $    0.43      $    0.43        $    0.79
    Amortization of goodwill ......................................          --                 --             --               --
                                                                      ---------          ---------      ---------        ---------
       Adjusted net earnings per share ............................   $    0.19          $    0.43      $    0.43        $    0.79
Diluted earnings per share:
    Net earnings per share - as reported ..........................   $    0.19          $    0.42      $    0.43        $    0.77
    Amortization of goodwill ......................................          --                 --             --               --
                                                                      ---------          ---------      ---------        ---------
       Adjusted net earnings per share ............................   $    0.19          $    0.42      $    0.43        $    0.77


     A summary of goodwill and other intangible assets follows (in thousands):

                                                             April 30, 2003            October 31, 2002
                                                        -------------------------   -------------------------
                                                        Historical    Accumulated   Historical    Accumulated
                                                          Cost       Amortization      Cost      Amortization
                                                        ----------   ------------   ----------   ------------
Goodwill .........................................        $  304        $  181        $2,133        $1,215

Intangible assets subject to amortization:
    Deferred loan costs ..........................           233            18           233            12
    Patents and Trademarks .......................           837           472           837           444

     The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three and six months ended April 30, 2003 was $17 thousand and $34 thousand, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $70 thousand.


H.   COMMITMENTS AND CONTINGENCIES

     Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $9.4 million as of April 30, 2003. We also had performance bonds totaling approximately $153.0 million that were outstanding at April 30, 2003.

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

RESULTS OF OPERATIONS

Revenue and Gross Profit

Revenues decreased 20% to $64.2 million in the second quarter of fiscal 2003 as compared to the second quarter of fiscal year 2002. For the six months ended April 30, 2003, revenues decreased 13% to $135.8 million compared to $156.8 million for the six months ended April 30, 2002. We believe this decrease in revenues was primarily due to lower net investments in electrical products by the power generation market. Our Electrical Power Products segment recorded revenues for the three months and six months ended April 30, 2003 of $58.2 million and $123.7 million, respectively, compared to $75.1 million and $146.2 million for the same periods of the previous year. Revenues in our Process Control Systems segment were $6.0 million and $12.1 million for the three and six months ended April 30, 2003 compared to $5.2 million and $10.5 million for the same time period of the previous year. Increased billable hours and costs incurred on percentage of completion projects during the quarter resulted in higher revenue recognition for this segment as compared to the previous year.

International revenues increased 82% in the second quarter 2003 to $9.1 million from $5.0 million in the same quarter of the prior year. Revenues outside of the United States accounted for 14% of consolidated revenues in the second quarter of fiscal 2003 compared to 6% in the same period last year. Worldwide investments in oil and gas production facilities have strengthened our export sales.

Gross profit as a percentage of revenues during the second quarter of 2003 decreased to 18.9% from 21.5% in the second quarter of 2002. Gross profit as a percentage of revenues during the first half of fiscal 2003 decreased to 19.4% from 21.0% in the first half of fiscal year 2002. The gross profit for both periods was adversely impacted by the incremental production costs associated with the disruptions caused by requests for delayed shipments. As a result of the depressed market, competitive pricing has also begun to affect gross profit.

Operating Expenses

Selling, general and administrative expenses, including research and development expenditures, were $8.9 million (13.9% of revenues) in the second quarter of 2003 compared to $9.9 million (12.4% of revenues) in the second quarter of fiscal 2002. Selling, general and administrative expenses, including research and development expenditures, were $18.3 million (13.5% of revenues) in the first half of fiscal year 2003 compared to $19.3 million (12.3% of revenues) in the first half of fiscal year 2002. Our volumes decreased during 2003 as our expenditures could not be reduced at the same rate. As a result, the ratio of selling, general, and administrative expenses to revenues increased.

Interest Income and Expense

During the second quarter of 2003, we incurred $81 thousand in interest expense on our term debt and outstanding industrial revenue bonds. The reduction in interest expense from the $320 thousand incurred for the quarter ended April 30, 2002 is due to lower levels of debt as well as lower interest rates. In addition, during the second quarter of 2002, estimates of variable interest expense were recorded which required an adjustment of $196 thousand in the third quarter of 2002 as the estimates of variable interest expense were higher than actual interest incurred. For the six months ended April 30, 2003, we incurred $167 thousand in interest expense compared to $676 thousand in the first six months of 2002. This decrease is also due to the lower levels of debt during 2003 as well as the variable interest expense adjustment that was recorded in the third quarter of 2002. An adjustment of $330 thousand was recorded in the third quarter of 2002 to correct the estimates of variable interest expense for the first six months of 2002.

Interest income increased by $31 thousand to $88 thousand for the second quarter 2003 compared to the same period of the previous year. For the first six months of 2003, interest income increased by $72 thousand compared to the first six months of 2002. The lower interest rate environment has been offset by our higher level of invested funds during 2003.

Provision for Income Taxes

Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.4% in the second quarter of fiscal 2003 compared to 36.3% in the second quarter of fiscal 2002. Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.3% in the first half of fiscal year 2003 compared to 36.3% in the first half of fiscal year 2002. The increase in our effective tax rate is primarily a result of incremental increases in our federal tax rate compared to the previous year as well as higher state taxes.

Net income from continuing operations before cumulative effect of change in accounting principle

Net income from continuing operations before cumulative effect of change in accounting principle was $2.0 million, or $0.19 per diluted share, in the second quarter of fiscal year 2003 compared to $4.5 million, or $0.42 per diluted share in the second quarter of fiscal year 2002. Net income from continuing operations before cumulative effect of change in accounting principle was $5.1 million, or $0.47 per diluted share, in the first half of fiscal year 2003 compared to $8.2 million, or $0.77 per diluted share in the first half of fiscal year 2002. Declines in business volume resulted in earnings weakening in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002.

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

Net income

Net income was $2.0 million, or $0.19 per diluted share, in the second quarter of fiscal year 2003 compared to $4.5 million, or $0.42 per diluted share in the second quarter of fiscal year 2002. Net income was $4.5 million, or $0.43 per diluted share, in the first half of fiscal year 2003 compared to $8.2 million, or $0.77 per diluted share in the first half of fiscal year 2002. A decline in business volume and lower gross profits resulted in earnings weakening in the second quarter and first six months of fiscal 2003.

Backlog

The order backlog on April 30, 2003, was $203.0 million, compared to $189.4 million at fiscal year end 2002 and $221.7 million at the end of the second quarter one year ago. New orders placed during the second quarter totaled $98.7 million versus $50.7 million in our first quarter 2003 and $88.7 million for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong liquidity position. Working capital was $91.6 million at April 30, 2003 compared to $86.5 million at October 31, 2002. As of April 31, 2003, current assets exceeded current liabilities by 3.0 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of April 30, 2003, we had cash and cash equivalents of $29.7 million, a significant increase from year end 2002. Long-term debt, including current maturities, totaled $11.3 million at April 30, 2003 compared to $12.0 million at October 31, 2002. In addition to our long-term debt, we have a $25.0 million revolving credit agreement expiring February 2005. As of April 30, 2003, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of April 30, 2003.


Operating Activities

Operating activities provided $18.8 million for the six months ended April 30, 2003. A net reduction in operating assets and liabilities provided $10.7 million. The remainder of the increase was due to net income adjusted for non-cash costs such as depreciation, amortization and the cumulative effect of a change in accounting principle. For the six months ended April 30, 2002, operating activities provided $25.8 million. The primary difference between the periods is due to the use of cash during the first quarter of 2003 due to increases in operating assets such as accounts receivable and inventories.

Investing Activities

Cash used for the purchase of property, plant and equipment during the first six months of fiscal 2003 was $2.8 million, as compared to $9.0 million for the same period in fiscal 2002. The majority of our 2003 capital expenditures were to increase our manufacturing capabilities available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms. During 2002, we completed a new facility in Northlake, IL for the manufacture of our isolated phase bus duct product line. The expansion of our North Canton, OH facility, which is used in the manufacture of electrical power products, was also completed. These expansions during 2002, as well as capital expenditures to support process improvements throughout our manufacturing operations, accounted for the increased capital expenditures in the first six months of 2002.

Financing Activities

Financing activities used $634 thousand in the first six months of fiscal 2003. Approximately $714 thousand was used for repayments on our long-term debt. Other financing activities were limited to the issuance of common stock and exercise of stock options. Net cash used in financing activities for the six months ended April 30, 2002 was $9.3 million. The decrease in cash used in financing activities during 2003 is due to lower levels of debt during the time period.


OUTLOOK FOR FISCAL 2003

Due to the current economic environment and the outlook for the markets we serve, we anticipate consolidated revenues to decline in 2003. We anticipate new investments in oil and gas facilities to strengthen our export sales during the coming year. However, additional investments in power generation facilities have already begun to soften in 2003.

For the third quarter of 2003, we expect earnings from continuing operations to range between $0.13 and $0.18 per diluted share. For the fiscal year 2003, we expect earnings from continuing operations to range between $0.60 and $0.75 per diluted share. Fiscal year 2003 revenue is expected to range between $240 million and $250 million.

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

                  None

     ITEM 3.      Defaults Upon Senior Securities

                  Not applicable

     ITEM 4.      Submission of Matters to a Vote of Security Holders

                  At the annual meeting of stockholders of the Company held on March 7, 2003, James F. Clark, Stephen W. Seale, Jr. and Robert C. Tranchon were elected as directors of the Company with terms ending in 2006. The directors continuing in office after the meeting are Joseph L. Becherer, Eugene L. Butler, Thomas W. Powell, Lawrence R. Tanner and Ronald J. Wolny. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:

   Nominee                 Votes Cast For    Votes Cast Against    Votes Withheld    Abstentions       Non-Votes
   -------                 --------------    ------------------    --------------    -----------       ---------
James F. Clark                8,732,583            44,876                 --              --           1,802,742
Stephen W. Seale, Jr.         8,712,022            65,437                 --              --           1,802,742
Robert C. Tranchon            8,703,391            74,068                 --              --           1,802,742

                  At the annual meeting, the stockholders also approved and ratified the actions of the directors and officers of the Company during fiscal 2002 as the acts of the Company. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

Votes Cast For        Votes Cast Against              Votes Withheld           Abstentions          Non-Votes
-------------         ------------------              --------------           -----------          ---------
   8,769,504                 7,955                             --                   --              1,802,742

     ITEM 5.      Other Information

                  None

     ITEM 6.      Exhibits and Reports on Form 8-K

                  a. Exhibits

                    99.1 - Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b. Reports on Form 8-K

                     Form 8-K filed on May 15, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





POWELL INDUSTRIES, INC.
Registrant



May 30, 2003                       /s/ THOMAS W. POWELL
------------                       ---------------------------------------------
Date                               Thomas W. Powell
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




May 30, 2003                       /s/ DON R. MADISON
------------                       ---------------------------------------------
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


                                       Date:  May 30, 2003


                                       /s/ THOMAS W. POWELL
                                       -----------------------------------------
                                       Thomas W. Powell,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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

                                  Date:  May 30, 2003

                                  /s/ DON R. MADISON
                                  ----------------------------------------------
                                  Don R. Madison
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


          EXHIBIT
          NUMBER           DESCRIPTION
          -------          -----------
            99.1      -    Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

            99.2      -    Certification Pursuant to Section 18 U.S.C. Section
                           1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.