Form 10-Q
period 2003-07-31
POWELL INDUSTRIES INC
filed 2003-08-29
CIK 80420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                                             ------------------
        to
           ----------------

                          COMMISSION FILE NUMBER 0-6050

                             POWELL INDUSTRIES, INC.

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


               NEVADA                                   88-0106100
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


  8550 Mosley Drive, Houston, Texas                      77075-1180
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (713) 944-6900
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

                              Yes [ ]    No [X]


Common Stock, par value $.01 per share; 10,603,866 shares outstanding as of August 25, 2003.

                    Powell Industries, Inc. and Subsidiaries

Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements...........................................3

      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.....................................13

      Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk.................................................................16

      Item 4.      Controls and Procedures..............................................................17


Part II - Other Information and Signatures..............................................................18

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      JULY 31,     OCTOBER 31,
                                                                                                       2003           2002
                                                                                                    -----------    -----------
ASSETS
Current Assets:
     Cash and cash equivalents ..................................................................   $    38,069    $    14,362
     Marketable securities ......................................................................         5,449             --
     Accounts receivable, less allowance for doubtful accounts of
         $1,345 and $1,209, respectively ........................................................        45,300         69,521
     Costs and estimated earnings in excess of billings .........................................        28,844         32,828
     Inventories ................................................................................        16,943         19,558
     Prepaid expenses and other current assets ..................................................         2,981          2,230
                                                                                                    -----------    -----------
         Total Current Assets ...................................................................       137,586        138,499

Property, plant and equipment, net ..............................................................        44,635         45,020
Other assets ....................................................................................         5,461          6,124
                                                                                                    -----------    -----------
         Total Assets ...........................................................................   $   187,682    $   189,643
                                                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt and capital lease obligations .........................   $     3,692    $     4,746
     Accounts and income taxes payable ..........................................................        13,258         15,030
     Accrued salaries, bonuses and commissions ..................................................         5,597          9,774
     Billings in excess of costs and estimated earnings .........................................        13,769         13,478
     Accrued product warranty ...................................................................         1,969          2,123
     Other accrued expenses .....................................................................         5,645          6,882
                                                                                                    -----------    -----------
         Total Current Liabilities ..............................................................        43,930         52,033

Long-term debt and capital lease obligations, net of current maturities .........................         7,299          7,264
Deferred compensation expense ...................................................................         1,548          1,522
Other liabilities ...............................................................................           556            617
                                                                                                    -----------    -----------
         Total Liabilities ......................................................................        53,333         61,436

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
     Common stock, par value $.01; 30,000,000 shares authorized; 10,994,000 and
         10,979,000 shares issued, respectively; 10,590,000 and 10,595,000 shares outstanding,
         respectively ...........................................................................           110            110
     Additional paid-in capital .................................................................         8,501          8,345
     Retained earnings ..........................................................................       131,749        125,872
     Treasury stock, 403,775 shares and 383,920 shares respectively, at cost ....................        (3,903)        (3,925)
     Accumulated other comprehensive (loss): fair value of interest rate swap and investments ...          (207)           (87)
     Deferred compensation-ESOP .................................................................        (1,901)        (2,108)
                                                                                                    -----------    -----------
         Total Stockholders' Equity .............................................................       134,349        128,207
                                                                                                    -----------    -----------
         Total Liabilities and Stockholders' Equity .............................................   $   187,682    $   189,643
                                                                                                    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED JULY 31,  NINE MONTHS ENDED JULY 31,
                                                                               2003          2002          2003          2002
                                                                           ------------   ------------  -----------   ------------
Revenues .................................................................  $    60,382   $    74,287   $   196,163   $   231,061

Cost of goods sold .......................................................       49,767        57,857       159,192       181,773
                                                                            -----------   -----------   -----------   -----------
Gross profit .............................................................       10,615        16,430        36,971        49,288

Selling, general and administrative expenses .............................        8,498         9,710        26,815        29,048
                                                                            -----------   -----------   -----------   -----------
Income before interest and income taxes ..................................        2,117         6,720        10,156        20,240

Interest expense .........................................................          178          (263)          346           413

Interest income ..........................................................         (207)         (133)         (387)         (241)
                                                                            -----------   -----------   -----------   -----------
Income from continuing operations before income taxes and
   cumulative effect of change in accounting principle ...................        2,146         7,116        10,197        20,068

Income tax provision .....................................................          810         2,593         3,810         7,295
                                                                            -----------   -----------   -----------   -----------
Income from continuing operations before cumulative effect
   of change in accounting principle .....................................        1,336         4,523         6,387        12,773

Cumulative effect of change in accounting principle, net of $285 tax .....           --            --          (510)           --
                                                                            -----------   -----------   -----------   -----------
Net income ...............................................................  $     1,336   $     4,523   $     5,877   $    12,773
                                                                            ===========   ===========   ===========   ===========
Earnings per common share:
Basic:
   Earnings from continuing operations ...................................  $      0.13   $      0.43   $      0.60   $      1.22
   Cumulative effect of change in accounting principle ...................           --            --         (0.04)           --
                                                                            -----------   -----------   -----------   -----------
   Net earnings ..........................................................  $      0.13   $      0.43   $      0.56   $      1.22
                                                                            ===========   ===========   ===========   ===========
Diluted:
   Earnings from continuing operations ...................................  $      0.13   $      0.42   $      0.60   $      1.19
   Cumulative effect of change in accounting principle ...................           --            --         (0.05)           --
                                                                            -----------   -----------   -----------   -----------
   Net earnings ..........................................................  $      0.13   $      0.42   $      0.55   $      1.19
                                                                            ===========   ===========   ===========   ===========
Weighted average number of common shares outstanding .....................       10,586        10,543        10,580        10,483
                                                                            ===========   ===========   ===========   ===========
Weighted average number of common and common equivalent
   shares outstanding ....................................................       10,662        10,742        10,672        10,699
                                                                            ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POWELL INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED JULY 31,
                                                                                                     2003             2002
                                                                                                  -----------     -----------
Operating Activities:
     Net income ..............................................................................    $     5,877     $    12,773
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Cumulative effect of change in accounting principle, net of tax .....................            510              --
         Depreciation and amortization .......................................................          3,780           3,546
         Loss on disposition of assets .......................................................             79              25
         Deferred income tax provision .......................................................            268           1,991
         Changes in operating assets and liabilities:
              Accounts receivable, net .......................................................         24,221          17,881
              Costs and estimated earnings in excess of billings .............................          3,984          (3,667)
              Inventories ....................................................................          2,615          (2,360)
              Prepaid expenses and other current assets ......................................           (751)         (1,220)
              Other assets ...................................................................           (484)           (616)
              Accounts payable and income taxes payable ......................................         (1,484)         (2,991)
              Accrued liabilities ............................................................         (5,439)          1,299
              Billings in excess of costs and estimated earnings .............................            291             844
              Deferred compensation expense ..................................................            233             247
              Other liabilities ..............................................................            (41)            (97)
                                                                                                  -----------     -----------
                  Net cash provided by operating activities ..................................         33,659          27,655
                                                                                                  -----------     -----------
Investing Activities:
     Purchases of property, plant and equipment ..............................................         (3,390)        (11,556)
     Purchases of marketable securities ......................................................         (5,763)             --
                                                                                                  -----------     -----------
                  Net cash used in investing activities ......................................         (9,153)        (11,556)
                                                                                                  -----------     -----------
Financing Activities:
     Borrowings of long-term debt ............................................................             99              --
     Repayments on revolving line of credit ..................................................             --          (9,000)
     Repayments of debt ......................................................................         (1,071)         (1,071)
     Decrease in restricted cash .............................................................             --           4,918
     Proceeds from issuance of common stock ..................................................            153              --
     Proceeds from exercise of stock options .................................................             20           1,081
                                                                                                  -----------     -----------
                  Net cash used in financing activities ......................................           (799)         (4,072)
                                                                                                  -----------     -----------
Net increase in cash and cash equivalents ....................................................         23,707          12,027
Cash and cash equivalents at beginning of period .............................................         14,362             682
                                                                                                  -----------     -----------
Cash and cash equivalents at end of period ...................................................    $    38,069     $    12,709
                                                                                                  ===========     ===========
Supplemental disclosures of cash flow information (in thousands):
     Cash paid during the period for:
         Interest ............................................................................    $       256     $       465
                                                                                                  ===========     ===========
         Income taxes ........................................................................    $     3,043     $     3,200
                                                                                                  ===========     ===========
     Non-cash investing and financing activities:
         Change in fair value of interest rate swap during the period, net of $37 and
              $26 income taxes, respectively .................................................    $        65     $        38
                                                                                                  ===========     ===========
         Change in fair value of marketable securities during the period, net of $100 and
              $0 income taxes, respectively ..................................................    $       185     $        --
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

     Effective November 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. Upon adoption of SFAS No. 142, we performed an impairment analysis to assess the fair value of our reporting units as compared to their carrying values. As a result of this analysis, we recorded an impairment charge to write-off impaired goodwill amounts as a cumulative effect of a change in accounting principle during the first quarter of 2003. For additional information regarding the effect of the adoption of SFAS No. 142 and the pro forma net income and earnings per share for the three months and nine months ended July 31, 2002 as if SFAS No. 142 had been adopted as of the beginning of 2002, see Note G of these Notes to Condensed Consolidated Financial Statements.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on our consolidated financial position or results of operations. In accordance with the disclosure provisions of FIN 45, we have included in Note C a reconciliation of the changes in our product warranty liability for the three months and nine months ended July 31, 2003 and 2002. We provide for estimated warranty costs at the time of sale based upon historical experience rates. Our products contain warranties for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

     In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses the proper accounting treatment for goods or services, or both, that are to be delivered separately in a bundled sales arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have not yet adopted EITF 00-21 and are currently analyzing the impact on our consolidated financial position, results of operations and cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our consolidated financial statements as we have adopted the disclosure only provisions of SFAS No. 123. The additional disclosure requirements are included in Note E of these Notes to Condensed Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. We have adopted SFAS No. 149 and there has been no impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. We are currently assessing the impact this statement will have on our consolidated financial statements.

B.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended July 31,     Nine Months Ended July 31,
                                                                    2003            2002            2003             2002
                                                                ------------    ------------    ------------     ------------
Numerator:
    Net income from continuing operations available
        to common stockholders .............................    $      1,336    $      4,523    $      6,387     $     12,773
    Cumulative effect of change in accounting principle ....              --              --            (510)              --
                                                                ------------    ------------    ------------     ------------
    Net income available to common stockholders ............    $      1,336    $      4,523    $      5,877     $     12,773
                                                                ============    ============    ============     ============
Denominator:
    Denominator for basic earnings per share-weighted
        average shares .....................................          10,586          10,543          10,580           10,483
    Dilutive effect of stock options .......................              76             199              92              216
                                                                ------------    ------------    ------------     ------------
    Denominator for diluted earnings per share-adjusted
        weighted average shares with assumed conversions ...          10,662          10,742          10,672           10,699
                                                                ============    ============    ============     ============
Basic earnings per share:
    From continuing operations .............................    $       0.13    $       0.43    $       0.60     $       1.22
    Cumulative effect of change in accounting principle ....              --              --           (0.04)              --
                                                                ------------    ------------    ------------     ------------
    Net earnings per share .................................    $       0.13    $       0.43    $       0.56     $       1.22
                                                                ============    ============    ============     ============
Diluted earnings per share:
    From continuing operations .............................    $       0.13    $       0.42    $       0.60     $       1.19
    Cumulative effect of change in accounting principle ....              --              --           (0.05)              --
                                                                ------------    ------------    ------------     ------------
    Net earnings per share .................................    $       0.13    $       0.42    $       0.55     $       1.19
                                                                ============    ============    ============     ============

     For the three months and nine months ended July 31, 2003 and 2002 outstanding stock options of 494 thousand and 10 thousand, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

C.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                     Three Months Ended July 31,       Nine Months Ended July 31,
                                                                        2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
Balance at beginning of period .................................    $      1,065     $        601     $      1,209     $        551
Adjustments to the reserve .....................................             285              245              227              361
Deductions for uncollectible accounts written off,
    net of recoveries ..........................................              (5)              (4)             (91)             (70)
                                                                    ------------     ------------     ------------     ------------
Balance at end of period .......................................    $      1,345     $        842     $      1,345     $        842
                                                                    ============     ============     ============     ============

     Activity in our accrued product warranty account consists of the following (in thousands):

                                                                     Three Months Ended July 31,       Nine Months Ended July 31,
                                                                        2003             2002             2003             2002
                                                                    ------------     ------------     ------------     ------------
Balance at beginning of period .................................    $      2,049     $      2,389     $      2,123     $      1,860
Adjustments to the reserve .....................................             384              697            1,295            2,120
Deductions for warranty charges ................................            (464)            (451)          (1,449)          (1,345)
                                                                    ------------     ------------     ------------     ------------
Balance at end of period .......................................    $      1,969     $      2,635     $      1,969     $      2,635
                                                                    ============     ============     ============     ============

     The components of inventories are summarized below (in thousands):

                                                                                                        July 31,        October 31,
                                                                                                          2003             2002
                                                                                                      ------------     ------------
Raw materials, parts and subassemblies ...........................................................    $     12,473     $     14,111
Work-in-process ..................................................................................           4,470            5,447
                                                                                                      ------------     ------------
           Total inventories .....................................................................    $     16,943     $     19,558
                                                                                                      ============     ============

     Property, plant and equipment is summarized below (in thousands):

                                                                                                        July 31,        October 31,
                                                                                                          2003             2002
                                                                                                      ------------     ------------
Land .............................................................................................    $      5,075     $      5,093
Buildings and improvements .......................................................................          37,112           35,791
Machinery and equipment ..........................................................................          39,297           37,191
Furniture & fixtures .............................................................................           3,012            3,012
Construction in process ..........................................................................           6,169            6,463
                                                                                                      ------------     ------------
                                                                                                            90,665           87,550
Less-accumulated depreciation ....................................................................         (46,030)         (42,530)
                                                                                                      ------------     ------------
Total property, plant and equipment, net .........................................................    $     44,635     $     45,020
                                                                                                      ============     ============

     Depreciation expense for the nine months ended July 31, 2003 and 2002 was $3.7 million and $3.4 million, respectively.

     The components of costs and estimated earnings in excess of billings are summarized below (in thousands):

                                                                                                        July 31,        October 31,
                                                                                                          2003             2002
                                                                                                      ------------     ------------
Costs and estimated earnings .....................................................................    $    173,615     $    190,106
Progress billings ................................................................................        (144,771)        (157,278)
                                                                                                      ------------     ------------
    Total costs and estimated earnings in excess of billings .....................................    $     28,844     $     32,828
                                                                                                      ============     ============

     The components of billings in excess of costs and estimated earnings are summarized below (in thousands):

                                                                                                    July 31,        October 31,
                                                                                                      2003             2002
                                                                                                  ------------     ------------
Progress billings ............................................................................    $    179,356     $    131,840
Costs and estimated earnings .................................................................        (165,587)        (118,362)
                                                                                                  ------------     ------------
    Total billings in excess of costs and estimated earnings .................................    $     13,769     $     13,478
                                                                                                  ============     ============

D.   COMPREHENSIVE INCOME

     Our comprehensive income consists of net income, the change in fair value of hedge instruments and unrealized losses on marketable securities. We adopted SFAS No. 133 as amended on November 1, 2000. Accordingly, at that time, we recorded the fair value of our interest rate swap agreement which is used as a cash flow hedge in the management of interest rate exposure. We realized this amount as a component of comprehensive income. At July 31, 2003, marketable securities consisted of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 5-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. Comprehensive income for the three and nine month periods ended July 31, 2003 and 2002 was as follows (in thousands):

                                                                 Three Months Ended July 31,       Nine Months Ended July 31,
                                                                    2003             2002             2003             2002
                                                                ------------     ------------     ------------     ------------
Net income .................................................    $      1,336     $      4,523     $      5,877     $     12,773
Unrealized (loss) on available-for-sale investments,
 net of tax ................................................            (185)              --             (185)              --
Change in fair value of hedge instrument, net of tax .......              21               (9)              65               38
                                                                ------------     ------------     ------------     ------------
Comprehensive income .......................................    $      1,172     $      4,514     $      5,757     $     12,811
                                                                ============     ============     ============     ============

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

     If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through July 31, 2003 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

                                                                   Three Months Ended July 31,     Nine Months Ended July 31,
                                                                      2003            2002            2003            2002
                                                                  ------------    ------------    ------------    ------------
Net income, as reported .......................................   $      1,336    $      4,523    $      5,877    $     12,773
Less:  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
   net of related tax effects .................................           (193)           (199)           (530)           (670)
                                                                  ------------    ------------    ------------    ------------
Pro forma net income ..........................................   $      1,143    $      4,324    $      5,347    $     12,103
                                                                  ============    ============    ============    ============
Basic earnings per share:
   As reported ................................................   $       0.13    $       0.43    $       0.56    $       1.22
   Pro forma ..................................................           0.11            0.41            0.51            1.15
Diluted earnings per share:
   As reported ................................................   $       0.13    $       0.42    $       0.55    $       1.19
   Pro forma ..................................................           0.11            0.40            0.50            1.13

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

     Our Electrical Power Products segment serves the electrical utility and various industrial markets with equipment and systems. Electrical Power Products was previously reported as two separate segments: Switchgear and Bus Duct. Because these segments share basic characteristics, including common raw materials, engineering techniques and manufacturing processes, and operate in the same competitive environment with substantially similar general economic and industrial conditions, we determined that reporting the business activities of Switchgear and Bus Duct products as one segment
     - Electrical Power Products - more accurately reflects our business operations. Historically, we reported our Electrical Power Products segment as two segments principally as a reflection of our organizational structure. The three months and nine months ended July 31, 2002 have been revised to conform to the new segment structure.

     The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our annual report on Form 10-K for the year ended October 31, 2002. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. The corporate assets are mainly cash and cash equivalents and marketable securities.

     Detailed information regarding our business segments is shown below (in thousands):

                                                                             Three Months Ended July 31, Nine Months Ended July 31,
                                                                                  2003          2002         2003         2002
                                                                             --------------  ----------- ------------  ------------
Revenues
   Electrical Power Products .................................................  $    53,063  $    67,804  $   176,777  $   214,036
   Process Control Systems ...................................................        7,319        6,483       19,386       17,025
                                                                                -----------  -----------  -----------  -----------
   Total Revenues ............................................................  $    60,382  $    74,287  $   196,163  $   231,061
                                                                                ===========  ===========  ===========  ===========
Income from continuing operations before income taxes and cumulative effect of change in accounting principle

   Electrical Power Products .................................................  $     1,760  $     6,737  $     9,367  $    19,698
   Process Control Systems ...................................................          386          379          830          370
                                                                                -----------  -----------  -----------  -----------
   Total income from continuing operations before income taxes
    and cumulative effect of change in accounting principle ..................  $     2,146  $     7,116  $    10,197  $    20,068
                                                                                ===========  ===========  ===========  ===========


                                                                                                        July 31,      October 31,
                                                                                                          2003            2002
                                                                                                      ------------    ------------
Assets
   Electrical Power Products ......................................................................   $    122,360    $    156,584
   Process Control Systems ........................................................................         17,465          14,937
   Corporate ......................................................................................         47,857          18,122
                                                                                                      ------------    ------------
   Total Assets ...................................................................................   $    187,682    $    189,643
                                                                                                      ============    ============

G.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective November 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002, and the results for the first nine months of 2003 were favorably impacted by this reduction in amortization expense by $70 thousand, net of $38 thousand taxes, or $0.01 per diluted share. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

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

     The following pro forma information is presented to reflect the net income and net earnings per share to exclude amortization of goodwill for the three and nine month period ended July 31, 2002, as if SFAS No. 142 had been adopted as of the beginning of that year (in thousands, except per share data):

                                                                      Three Months Ended July 31,    Nine Months Ended July 31,
                                                                          2003           2002           2003            2002
                                                                      ------------   ------------   ------------    ------------
Income from continuing operations before cumulative effect of
    change in accounting principle ................................   $      1,336   $      4,523   $      6,387    $     12,773
Cumulative effect of change in accounting principle ...............             --             --           (510)             --
                                                                      ------------   ------------   ------------    ------------
Reported net income ...............................................          1,336          4,523          5,877          12,773
Addback:  Amortization of goodwill, net of $13 and $38 thousand
    taxes, respectively ...........................................             --             23             --              70
                                                                      ------------   ------------   ------------    ------------
Adjusted net income ...............................................   $      1,336   $      4,546   $      5,877    $     12,843
                                                                      ============   ============   ============    ============
Basic earnings per share:
    Net earnings per share - as reported ..........................   $       0.13   $       0.43   $       0.56    $       1.22
    Amortization of goodwill ......................................             --             --             --            0.01
                                                                      ------------   ------------   ------------    ------------
       Adjusted net earnings per share ............................   $       0.13   $       0.43   $       0.56    $       1.23
Diluted earnings per share:
    Net earnings per share - as reported ..........................   $       0.13   $       0.42   $       0.55    $       1.19
    Amortization of goodwill ......................................             --             --             --            0.01
                                                                      ------------   ------------   ------------    ------------
       Adjusted net earnings per share ............................   $       0.13   $       0.42   $       0.55    $       1.20


     A summary of goodwill and other intangible assets follows (in thousands):

                                                         July 31, 2003               October 31, 2002
                                                  ---------------------------   ---------------------------
                                                   Historical    Accumulated     Historical    Accumulated
                                                      Cost       Amortization       Cost       Amortization
                                                  ------------   ------------   ------------   ------------
Goodwill ......................................   $        304   $        181   $      2,133   $      1,215

Intangible assets subject to amortization:

    Deferred loan costs .......................            233             20            233             12
    Patents and Trademarks ....................            837            491            837            444


     The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three and nine months ended July 31, 2003 was $22 thousand and $55 thousand, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $80 thousand.


H.   COMMITMENTS AND CONTINGENCIES

     Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $10.3 million as of July 31, 2003. We also had performance bonds totaling approximately $161.6 million that were outstanding at July 31, 2003.

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

RESULTS OF OPERATIONS

Revenue and Gross Profit

Revenues decreased 19% to $60.4 million in the third quarter of fiscal 2003 as compared to the third quarter of fiscal year 2002. For the nine months ended July 31, 2003, revenues decreased 15% to $196.2 million compared to $231.1 million for the nine months ended July 31, 2002. This decrease in revenues was primarily due to lower net investments in electrical products by the power generation market. Our Electrical Power Products segment recorded revenues for the three months and nine months ended July 31, 2003 of $53.1 million and $176.8 million, respectively, compared to $67.8 million and $214.0 million for the same periods of the previous year. Revenues in our Process Control Systems segment were $7.3 million and $19.4 million for the three and nine months ended July 31, 2003 compared to $6.5 million and $17.0 million for the same time period of the previous year. Increased billable hours and costs incurred on percentage of completion projects for the three and nine months ended July 31, 2003 resulted in higher revenue recognition for this segment as compared to the previous year.

International revenues increased 6% in the third quarter to $7.2 million from $6.8 million in the same quarter of the prior year. Revenues outside of the United States accounted for 12% of consolidated revenues in the third quarter of fiscal 2003 compared to 9% in the same period last year. The relative strength of oil and gas production facilities' investments compared to the domestic market has strengthened our export sales.

Gross profit as a percentage of revenues during the third quarter of 2003 decreased to 17.6% from 22.1% in the third quarter of 2002. Gross profit as a percentage of revenues for the nine months ended July 31, 2003 decreased to 18.8% from 21.3% for the nine months ended July 31, 2002. The gross profit for both periods was adversely impacted by competitive pricing in a depressed marketplace.

Operating Expenses

Selling, general and administrative expenses, including research and development expenditures, were $8.5 million (14.1% of revenues) in the third quarter of 2003 compared to $9.7 million (13.1% of revenues) in the third quarter of fiscal 2002. Selling, general and administrative expenses, including research and development expenditures, were $26.8 million (13.7% of revenues) for the nine months ended July 31, 2003 compared to $29.0 million (12.6% of revenues) for the nine months ended July 31, 2002. Our volumes decreased during 2003 as our expenditures could not be reduced at the same rate. As a result, the ratio of selling, general, and administrative expenses to revenues increased.

Interest Income and Expense

During the third quarter of 2003, we incurred $178 thousand in interest expense on our term debt and outstanding industrial revenue bonds. During the third quarter of 2002, we recorded an adjustment to interest expense for the nine months ended July 31, 2002, as estimates of variable interest expense recorded during 2002 were higher than actual interest incurred. For the nine months ended July 31, 2003, we incurred $346 thousand in interest expense compared to $413 thousand for the same time period of fiscal 2002. As a result of lower levels of debt and decreased interest rates, our interest expense has declined.

Interest income increased by $74 thousand to $207 thousand for the third quarter 2003 compared to the same period of the previous year. For the first nine months of 2003, interest income increased by $146 thousand compared to the first nine months of 2002. The lower interest rate environment has been offset by our higher level of invested funds during 2003.

Provision for Income Taxes

Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.7% in the third quarter of fiscal 2003 compared to 36.4% in the third quarter of fiscal 2002. Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.4% for the nine months ended July 31, 2003 compared to 36.4% for the nine months ended July 31, 2002. The increase in our effective tax rate is primarily due to increased state taxes.

Net Earnings from continuing operations before cumulative effect of change in accounting principle

Net income from continuing operations before cumulative effect of change in accounting principle was $1.3 million, or $0.13 per diluted share, in the third quarter of fiscal year 2003 compared to $4.5 million, or $0.42 per diluted share, in the third quarter of fiscal year 2002. For the nine months ended July 31, 2003 and 2002, net income from continuing operations before cumulative effect of change in accounting principle was $6.4 million, or $0.60 per diluted share, and $12.8 million, or $1.19 per diluted share, respectively. Declines in business volume have resulted in earnings weakening in fiscal 2003 compared to fiscal 2002.

Cumulative effect of change in accounting principle

As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment loss of $510 thousand, net of $285 thousand taxes, as a cumulative effect of a change in accounting principle during the first quarter of 2003. The goodwill impairment charge accounted for a loss of $0.05 per diluted share.

Net income

Net income was $1.3 million, or $0.13 per diluted share, in the third quarter of fiscal year 2003 compared to $4.5 million, or $0.42 per diluted share, in the third quarter of fiscal year 2002. Net income was $5.9 million, or $0.55 per diluted share, for the nine months ended July 31, 2003 compared to $12.8 million, or $1.19 per diluted share, for the nine months ended July 31, 2002. A decline in business volume and lower gross profits resulted in earnings weakening during fiscal 2003.

Backlog

The order backlog on July 31, 2003, was $178.4 million, compared to $189.4 million at fiscal year end 2002 and $215.3 million at the end of the third quarter one year ago. New orders placed during the third quarter totaled $35.8 million versus $98.7 million in our second quarter 2003 and $67.9 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We have maintained a strong liquidity position. Working capital was $93.7 million at July 31, 2003 compared to $86.5 million at October 31, 2002. As of July 31, 2003, current assets exceeded current liabilities by 3.1 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of July 31, 2003, we had cash and cash equivalents of $38.0 million, as well as $5.4 million in marketable debt securities, a significant increase from year end 2002. Long-term debt, including current maturities, totaled $11.0 million at July 31, 2003 compared to $12.0 million at October 31, 2002. In addition to our long-term debt, we have a $25 million revolving credit agreement expiring February 2005. As of July 31, 2003, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of July 31, 2003.

Operating Activities

For the nine months ended July 31, 2003, cash from operating activities provided $33.7 million. A net reduction in operating assets and liabilities provided $23.1 million. The remainder of the increase was due to net earnings adjusted for non-cash costs such as depreciation, amortization and the cumulative effect of a change in accounting principle. For the nine months ended July 31, 2002, operating activities provided $27.7 million. The primary difference between the periods is due to the cash provided during 2003 as a result of decreases in operating assets such as accounts receivable and inventories.

Investing Activities

Cash used for the purchase of property, plant and equipment during the nine months ended July 31, 2003 was $3.4 million, as compared to $11.6 million for the nine months ended July 31, 2002. The majority of our 2003 capital expenditures were to increase our manufacturing capabilities available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms. During 2002, we completed a new facility in Northlake, IL for the manufacture of our isolated phase bus duct product line. The expansion of our North Canton, OH facility, which is used in the manufacture of electrical power products, was also completed. These expansions during 2002, as well as capital expenditures to support process improvements throughout our manufacturing operations, accounted for the increased capital expenditures during 2002. During the third quarter of 2003, we also used cash of $5.8 million to purchase marketable securities.

Financing Activities

Financing activities used $799 thousand in the first three quarters of 2003. Approximately $1.0 million was used for repayments on our long-term debt, while $99 thousand was provided by borrowings of long-term debt. Other financing activities were limited to the issuance of common stock and exercise of stock options. Net cash used in financing activities for the nine months ended July 31, 2002 was $9.0 million. The decrease in cash used in financing activities during the first three quarters of 2003 as compared to the same period in 2002 is due to lower levels of debt during 2003.

OUTLOOK

For the fourth quarter of 2003, we expect earnings from continuing operations to range between $0.10 and $0.15 per diluted share. For the full year 2003, we expect earnings from continuing operations to range between $0.65 and $0.70 per diluted share. Fiscal year 2003 revenue is expected to range between $250 million and $255 million.

We will continue to invest in our manufacturing capabilities and expect capital expenditures for full fiscal year 2003 to range between $4.0 million and $6.0 million. During 2002, we initiated a project to increase our manufacturing capacity available for the manufacture of electrical power control modules. This project is expected to be completed in early fiscal year 2004. As of the end of the third quarter 2003, approximately $2.0 million will be needed to complete this project.

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

We manage our exposure to changes in interest rates by optimizing the use of variable and fixed rate debt and an interest rate hedge. A 1.0% increase in interest rates would result in an annual increase in interest expense of less than $100 thousand. In addition to variable rate debt, we also invest in marketable debt securities as mentioned in Footnote D that are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. However, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows.

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

Part 1
     Item 4

                             CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

                                OTHER INFORMATION

     ITEM 1.      Legal Proceedings
                  The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial condition or results of operations of the Company.

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

                    31.1 - Certification of Thomas W. Powell pursuant to Rule
                           13a-14(a)/15d-14(a).

                    31.2 - Certification of Don R. Madison pursuant to Rule
                           13a-14(a)/15d-14(a).

                    32.1 - Certification of Thomas W. Powell Pursuant to
                           Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.2 - Certification of Don R. Madison Pursuant to Section
                           18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  b. Reports on Form 8-K
                     Form 8-K filed on June 3, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

August 29, 2003                           /s/   THOMAS W. POWELL
---------------                           -------------------------------------
Date                                      Thomas W. Powell
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




August 29, 2003                           /s/ DON R. MADISON
---------------                           -------------------------------------
Date                                      Don R. Madison
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
 3.1       -      Articles of Incorporation and Certificates of Amendment of
                  Powell Industries, Inc. dated July 20, 1987 and March 13, 1992
                  (filed as Exhibit 3 to our Form 10-K for the fiscal year ended
                  October 31, 1982, Form 10-Q for the quarter ended July 31,
                  1987, and Form 10-Q for the quarter ended April 30, 1992,
                  respectively, and incorporated herein by reference).

 3.2       -      By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended April 30, 1995 and
                  incorporated herein by reference).

 31.1      -      Certification of Thomas W. Powell pursuant to Rule
                  13a-14(a)/15d-14(a).

 31.2      -      Certification of Don R. Madison pursuant to Rule
                  13a-14(a)/15d-14(a).

 32.1      -      Certification of Thomas W. Powell Pursuant to Section 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

 32.2      -      Certification of Don R. Madison Pursuant to Section 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.