Form 10-K
period 2003-10-31
POWELL INDUSTRIES INC
filed 2004-01-16
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 2003.

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________ .

Commission File Number 0-6050

Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 8550 Mosley Drive, Houston, Texas (Address of principal executive offices)	88-0106100 (I.R.S. Employer Identification No.) 77075-1180 (Zip Code)

Registrant’s telephone number, including area code: (713) 944-6900

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of Act:

Common Stock, par value $.01 per share

        Indicate by “X” whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X      Yes             No

        Indicate by “X” if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

        Indicate by "X" whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     X      Yes             No

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, April 30, 2003, was approximately $147,578,000.

        The number of shares of our Common Stock outstanding as of December 31, 2003 was 10,646,006 shares.

Documents Incorporated By Reference

        Portions of the Proxy Statement for the 2004 annual meeting of stockholders to be filed not later than 120 days after October 31, 2003 are incorporated by reference into Part III.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

        This Annual Report on Form 10-K includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial conditions. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The forward-looking statements contained in this Annual Report are based on current assumptions that the Company will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis, that competitive conditions in the Company’s markets will not change in a materially adverse way, that the Company will accurately identify and meet customer needs for products and services, that the Company will be able to retain and hire key employees, that the Company’s capabilities will remain competitive, that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on incomplete information and are subject to changes in many factors beyond the control of the Company that can materially affect results.

        Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following risks factors may also materially affect results and should be considered:

The Company operates in an intensely competitive environment. Many of our competitors are significantly larger and have substantially greater resources than we do. Some of our competitors seek to employ competitive and management strategies similar to those of Powell. As a result, our competitive standing may be expected to vary from time to time and among different markets.

The Company’s business is affected by general economic and industry conditions. Our markets are cyclical in nature and subject to general trends in the economy. Our profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

The Company’s international sales may fluctuate significantly as international political and economic conditions change. International sales accounted for approximately 16% of our revenues in fiscal 2003. As a result of our international sales and operations, we are subject to the risk of fluctuation in currency exchange rates. International instability from war or terrorism, and unforeseen political or economic problems in countries that we export products to could adversely affect our business.

Fluctuations in the price and supply of the raw materials used to manufacture the Company’s products may reduce the Company’s profits. Our raw material costs represented approximately 48% of our revenues in fiscal 2003. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper, and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

The Company may pursue future acquisitions that may adversely affect our financial position or cause our earnings per share to decline. Our business strategy calls for growth and diversification. Pursuing acquisition opportunities and attempting to integrate and manage acquired businesses could require significant resources, including management time and skill, and these efforts may detract from the management or operation of other businesses. Acquired businesses may not perform as expected, thereby causing our actual operating results to suffer.

PART I

Item 1.       Business

Overview

        We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, TX, we serve the transportation, environmental, industrial, and utility industries.

        Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Nevada in 1968 and is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Manufacturing Company; Powell Power Electronics Company, Inc.; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corporation; and Transdyn Controls, Inc.

        Our website address is www.powellind.com. We make available free of charge on or through our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with the Securities and Exchange Commission. Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

Products and Segments

        We manage our business through operating subsidiaries, which are combined into two reportable business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note M of the Notes to Consolidated Financial Statements.

        A brief description of our products and business segments follows:

Electrical Power Products. In our Electrical Power Products segment, we design, manufacture and market electrical power management systems designed to monitor and control the flow of electrical energy and to provide protection to motors, transformers and other electrically powered equipment. Our principal products include Power Control Modules, Power Control Rooms, Switchgear, Motor Control Centers and Bus Duct Systems. We design and manufacture systems ranging from 480 volts to in excess of 36,000 volts to serve the transportation, industrial, and utility industries.

Process Control Systems. Process control systems are customized management systems designed to monitor and control a complex sequence of critical events. Our systems are an integration of instrumentation, computer controls, communications equipment, and data management systems. We design and build systems to serve the transportation, environmental, industrial, utility, and governmental sectors.

Customers and Markets

        Our principal products are designed for use by and marketed to sophisticated users of large amounts of electrical energy or complex processes. Our markets include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, mining, pulp and paper mills, transportation systems, governmental agencies, and other large industrial customers.

     Electrical Power Products

        In this segment of our business, products and services are principally sold directly or through agents to the end-user or to an EPC (engineering, procurement and construction) firm on behalf of the end-user. We market our products and services to a wide variety of customers, markets and geographic regions; as a result, we are not dependent on any one customer or market for sales. Export revenues were $39.1 million, $26.2 million, and $19.1 million in fiscal years 2003, 2002 and 2001, respectively.

        During each of the past three fiscal years, we did not have any one customer that accounted for more than 10% of our segment revenues. The loss of any specific customer would not have a material adverse effect on our business; however, we could be adversely impacted by a significant reduction in business volume from a key customer market.

     Process Control Systems

        In this segment of our business, products and services are principally sold to the transportation, environmental, industrial, utility, and governmental sectors. We may be dependent on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects. During 2003, we received a contract to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey which accounted for 16% of segment revenues in fiscal 2003. We anticipate revenues from this contract will constitute approximately 55% of our segment revenues in 2004. In each of the past three fiscal years, we had revenues with one or more customers that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $4.8 million, $2.9 million and $3.8 million in fiscal 2003, 2002 and 2001, respectively. The loss of any specific customer could have a material adverse effect on segment revenues.

        Export revenues were $0.7 million, $1.8 million, and $2.3 million in fiscal years 2003, 2002 and 2001, respectively.

        During fiscal years 2003, 2002 and 2001, neither segment had any one export country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note I of the Notes to Consolidated Financial Statements.

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

Backlog

        Orders in our backlog at October 31, 2003, totaled $157.5 million, of which we anticipate that approximately $139.2 million will be fulfilled during our fiscal year 2004. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Under certain circumstances, penalties are included as a term of order acceptance to minimize our risk of cancellation.

     Electrical Power Products:

        At October 31, 2003 the Electrical Power Products segment backlog totaled $97.0 million compared to $151.6 million at the end of the previous fiscal year. We anticipate that approximately $93.6 million of our ending 2003 backlog will be fulfilled during our fiscal year 2004. During 2003, we experienced some customer delays and cancellations which is unusual for our business. Cancellations during the year totaled approximately $6 million. During the previous two years, we did not experience a material amount of cancelled orders.

     Process Control Systems:

        Orders in our Process Control Systems backlog at October 31, 2003 totaled $60.5 million, of which a contract received in 2003 to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey represented $33.2 million. We anticipate that approximately $45.6 million of the 2003 ending backlog will be fulfilled in fiscal year 2004. At October 31, 2002, the backlog totaled $37.7 million. We have not experienced a material amount of cancelled orders during the past three fiscal years.

Raw Materials and Suppliers

        The principal raw materials used in our operations are generally readily available. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in fiscal year 2003. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers and subcontractors in order to meet commitments to our customers.

        We maintain a qualification and performance surveillance process to control risk associated with our components and electrical items that are procured on a sole-source basis. We believe that sources of supply for raw materials and components are generally sufficient and have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2004.

Employees

        We had 1,235 full-time employees at October 31, 2003, located throughout the United States. Of the total number of employees, approximately 3% are represented by trade unions. We believe that our relationship with our employees and trade unions is good.

Research and Development

        Our research activities are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $3.6 million, $3.4 million and $3.1 million in our fiscal years 2003, 2002 and 2001, respectively.

Item 2.       Properties

        We have over 10 locations consisting of manufacturing facilities, sales offices, and repair centers. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

        Our principal manufacturing locations by segment as of October 31, 2003, are as follows:

	Number		Approximate Square Footage
Location	of Facilities	Acres	Owned	Leased
Electrical Power Products:
Houston, TX	2	68.2	430,600	---
Greenville, TX	1	19.0	109,000	---
North Canton, OH	1	8.0	72,000	---
Elyria, OH	1	8.6	64,000	---
Northlake, IL	1	10.0	103,500	---
Watsonville, CA	1		---	11,700
Process Control Systems:
Pleasanton, CA	1		---	39,100
Duluth, GA	1		---	29,700

        We own one idle facility located in Franklin Park, Illinois which consists of manufacturing and office space. We anticipate that we will sell this property during the coming year. As this property is held for sale, the $1.5 million book value is included in other current assets at October 31, 2003. Prior to the construction of our new facility in Northlake, Franklin Park was used to manufacture our isolated phase bus duct product line.

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

Item 4.       Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2003.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock trades on the NASDAQ National Market under the symbol “POWL”. The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ National Market for our common stock.

	High	Low
Fiscal Year 2002:
First Quarter	26.09	16.61
Second Quarter	24.49	18.84
Third Quarter	25.80	17.00
Fourth Quarter	19.49	14.75
Fiscal Year 2003:
First Quarter	20.72	13.65
Second Quarter	15.23	13.13
Third Quarter	16.71	12.17
Fourth Quarter	20.61	14.62

        As of October 31, 2003, the last reported sales price of our common stock on the NASDAQ National Market was $19.38 per share. As of December 31, 2003, there were 664 stockholders of record of our common stock. All common stock held in broker accounts are included as one shareholder of record.

        See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

Dividend Policy

        To date, we have not paid cash dividends on our common stock, and for the foreseeable future we intend to retain earnings for the development of our business. Future decisions to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition and capital expenditure plans, along with other relevant factors.

Item 6.       Selected Financial Data

        The selected financial data shown below for the past five years was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended October 31,
	2003	2002	2001	2000	1999
	Amounts in thousands, except per share data
Statements of Operations:
Revenues	$253,381	$306,403	$271,243	$223,019	$212,531
Cost of goods sold	204,415	238,745	214,446	182,340	172,353

Gross profit	48,966	67,658	56,797	40,679	40,178
Selling, general and administrative expenses	35,297	38,997	35,007	29,841	29,354

Income before interest and income taxes	13,669	28,661	21,790	10,838	10,824
Income from continuing operations before
cumulative effect of change in accounting
principle	7,628	17,905	13,542	7,061	7,127
Cumulative effect of change in accounting
principle, net of income taxes	(510)	--	--	--	--

Net income	$7,118	$17,905	$13,542	$7,061	$7,127

Diluted earnings per share	$0.67	$1.67	$1.28	$0.67	$0.66

	As of October 31,
	2003	2002	2001	2000	1999
	Amounts in thousands
Balance Sheet Data:
Cash and cash equivalents	$36,788	$14,362	$6,520	$2,114	$10,646
Property, plant and equipment, net	43,998	45,020	37,409	31,383	33,286
Total assets	190,340	189,643	186,361	137,926	127,531
Long-term debt and capital lease obligations,
including current maturities	7,359	12,010	22,714	7,143	9,572
Total stockholders' equity	136,604	128,207	109,369	94,087	90,772
Total liabilities and stockholders' equity	190,340	189,643	186,361	137,926	127,531

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

        Market conditions throughout fiscal 2003 were challenging. We experienced a significant reduction in demand for our products. In our Electrical Power Products segment, market price levels deteriorated early in the year as competition for available business volume intensified. Despite weak market conditions, we successfully increased both revenues and earnings in our Process Control Systems business segment. We also successfully expanded system modification and replacement equipment activity in both business segments.

        With a depressed economy, we intensified our focus on working capital management. We achieved record levels of cash flow from operating activities during 2003. As of year end, Powell Industries held cash, cash equivalents and marketable securites of $42 million, an increase of $28 million over fiscal 2002.

        We believe we are well positioned to take advantage of improving economic and market conditions.

        In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy, as more fully described above in our “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors.” Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that actual results may differ materially from those projected in the forward-looking statements.

        The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes.

Results of Operations

Year ended October 31, 2003 compared with year ended October 31, 2002

     Revenue and Gross Profit

        Consolidated revenues decreased 17% to $253.4 million in fiscal 2003 as compared to fiscal year 2002 revenues of $306.4 million. Domestic revenues decreased $64.8 million to $213.6 million in 2003 compared to 2002. Despite weaknesses in domestic markets, new investments in oil and gas production facilities contributed to increased international revenues in fiscal 2003. Revenues outside of the United States accounted for 16% of consolidated revenues in 2003 compared to 9% in 2002.

     Electrical Power Products

        Our Electrical Power Products segment recorded revenues in fiscal 2003 of $227.0 million compared to $283.6 million in fiscal 2002. Revenues from public and private utilities fell by 55% in fiscal 2003. In particular, there was a significant decline in new investments in electrical power generation facilities. Utility revenues were $79 million in 2003 compared to a record $173 million in 2002. Our municipal customers faced a reduced tax base with which to fund infrastructure projects in 2003. Municipal and transit projects generated revenues of $23 million compared to $29 million in 2002. However, revenues from industrial customers totaled $125 million in fiscal 2003, an increase of $44 million, or 54%, over 2002. This increase in revenue from industrial customers resulted primarily from revenues related to the manufacture and delivery of power control modules for new oil and gas production facilities. These long-term projects to construct new oil and gas production facilities were initiated by our customers during 2001 and 2002.

        Gross profit, as a percentage of revenues was 18.8% in fiscal 2003, compared to 22.0% in fiscal year 2002. Gross profit has been adversely impacted by lower production volumes and competitive pricing pressures. Partially offsetting adverse market conditions were the results of our efforts to reduced our costs of production by improving operating efficiencies through the implementation of lean initiatives. In addition, we incurred an impairment loss of $0.4 million to decrease the carrying value of machinery and equipment to their estimated market value. This impairment loss resulted from our decision to discontinue certain product lines. These product lines generated aggregate revenues of less than $1.0 million in fiscal 2003.

     Process Control Systems

        Revenues in our Process Control Systems segment increased 16% to $26.4 million compared to $22.8 million in fiscal 2002. Our most significant award during 2003 was a contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels from the Port Authority of New York and New Jersey valued at $37.4 million. Revenue attributable to this project totaled $4.2 million during fiscal 2003. Gross profit, as a percentage of revenues, was 24.0% in fiscal 2003, compared to 23.6% in fiscal year 2002.

        For additional information related to our business segments, see Note M of the Notes to Consolidated Financial Statements.

     Operating Expenses

        Selling, general and administrative expenses increased to 13.9% of revenues in fiscal 2003 compared to 12.7% of revenues in fiscal year 2002. Our commitment to continue to develop our customer markets and products resulted in an increase in operating expenses relative to our revenues. Research and development expenditures were $3.6 million in fiscal 2003 compared to $3.4 million in fiscal year 2002. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes.

     Interest Income and Expense

        We incurred $403 thousand in interest expense on our term debt and outstanding industrial development revenue bonds during fiscal 2003 compared to $508 thousand in 2002. As a result of lower levels of debt and decreased interest rates, our interest expense has declined.

        Interest income increased by $280 thousand to $578 thousand in 2003 compared to the same period of the previous year. An increase in invested funds during 2003 has been partially offset by the lower interest rate environment.

     Provision for Income Taxes

        Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 44.9% in fiscal 2003 compared to 37.1% in fiscal 2002. Included in our provision is $1.3 million for state taxes (net of federal tax benefit) of which $0.9 million reflects revised estimates in state tax exposures related to prior years. Over the past several years, our business has expanded and we are now conducting activities in more states. We have accordingly increased our estimates for such state tax exposures. Going forward, we anticipate our effective tax rate to range from 37.6% to 37.9%.

     Cumulative Effect of Change in Accounting Principle

        As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we recorded a goodwill impairment loss of $510 thousand, net of $285 thousand taxes, as a cumulative effect of a change in accounting principle during the first quarter of 2003. We recorded an impairment charge of $380 thousand, net of $214 thousand taxes, to write off the full value of goodwill in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130 thousand, net of $71 thousand taxes. The goodwill impairment charge accounted for a loss of $0.04 per diluted share

     Net Income

        Net income was $7.1 million, or $0.67 per diluted share, in fiscal year 2003 compared to $17.9 million, or $1.67 per diluted share in fiscal year 2002. The decrease in net income primarily relates to lower business volume and decreased gross profits in fiscal 2003. Additionally, net income was negatively impacted as a result of an impairment loss of $0.2 million, net of taxes, recorded to decrease the carrying value of machinery and equipment; an increase in estimates for state tax exposures related to prior years of $0.9 million, net of federal tax benefits; and the net effect of a change in accounting principle related to goodwill accounted for $0.5 million. Each of these adjustments to net income are discussed in the Notes to Consolidated Financial Statements.

Year ended October 31, 2002 compared with year ended October 31, 2001

     Revenue and Gross Profit

        Revenues increased 13% to a record $306.4 million in fiscal 2002 as compared to revenues in fiscal year 2001 of $271.2 million. Our Electrical Power Products segment recorded revenues in fiscal 2002 of $ 283.6 million compared to $244.8 million in fiscal 2001. During fiscal 2002 one aspect of our revenue growth was due to new worldwide investments in oil and gas production facilities. Furthermore, demand for additional electrical power generation capacities in the United States strengthened over the expansion realized in fiscal 2001. Revenues in our Process Control Systems segment were $22.8 million compared to $26.4 million in fiscal 2001. For additional information related to our business segments, see Note M of the Notes to Consolidated Financial Statements.

        International revenues increased in fiscal 2002. Revenues outside of the United States accounted for 9% of consolidated revenues in fiscal 2002 compared to 8% in fiscal 2001.

        Gross profit, as a percentage of revenues, improved to 22.1% in fiscal 2002, compared to 20.9% in fiscal year 2001. Higher production volumes, improved operating efficiencies, along with the quality of our backlog have all contributed to the improvement in gross profit. We continued to implement lean manufacturing initiatives to reduce costs and respond to the competitive markets that we serve.

     Operating Expenses

        Selling, general and administrative expenses, including research and development expenditures, were $39.0 million (12.7 % of revenues) in fiscal 2002 compared to $35.0 million (12.9% of revenues) in fiscal year 2001. The increase in operating expenses was primarily due to the growth in business volumes during the period.

        Research and development expenditures were $3.4 million in fiscal 2002 compared to $3.1 million in fiscal year 2001. Our research efforts were directed toward the discovery and development of new products and processes as well as improvements in existing products and processes.

     Interest Income and Expense

        Net interest expense decreased to $210 thousand in fiscal 2002 from $359 thousand in fiscal 2001 due to lower levels of debt. Interest expense was related to our revolving credit facility and long-term debt. This expense was partially offset by interest income from short-term investments.

     Provision for Income Taxes

        Our provision for income taxes reflected an effective income tax rate on earnings before income taxes of 37.1% in fiscal 2002 compared to 36.8% in fiscal 2001. The increase in our effective tax rate was primarily a result of higher state taxes and was also partly attributable to increases in non-deductible expenses.

     Net Income

        Net income was $17.9 million, or $1.67 per diluted share, in fiscal year 2002 compared to $13.5 million, or $1.28 per diluted share in fiscal year 2001. Growth in business volume and increased gross profits resulted in earnings improvement in fiscal 2002.

Liquidity and Capital Resources

        We have maintained a strong liquidity position. Working capital was $96.9 million at October 31, 2003 compared to $86.5 million at October 31, 2002. As of October 31, 2003, current assets exceeded current liabilities by 3.2 times and our debt to capitalization ratio was less than 0.1 to 1.

        At October 31, 2003, we had cash, cash equivalents and marketable securities of $42.3 million, compared to $14.4 million at October 31, 2002. Long-term debt, including current maturities, totaled $7.4 million at October 31, 2003 compared to $12.0 million at October 31, 2002. In addition to our long-term debt, we maintain a revolving credit agreement which at year end provided for a credit facility of $15 million through February 2006. As of October 31, 2003, there were no borrowings under this line of credit. For further information regarding our debt, see Note F of the Notes to Consolidated Financial Statements.

     Operating Activities

        Net cash provided by operating activities was $36.5 million for fiscal 2003. A net reduction in operating assets and liabilities provided $22.3 million with the remainder of the increase related to net earnings adjusted for depreciation, amortization and other non-cash expenses. During fiscal 2002, operating activities provided net cash of $31.7 million of which $8.7 million resulted from a reduction in operating assets and liabilities.

     Investing Activities

        Investments in property, plant and equipment during fiscal 2003 totaled $4.5 million compared to $13.9 million in fiscal 2002. The majority of these expenditures were used to complete a project initiated during 2002 to increase our manufacturing capacity available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms.

        During 2003, we purchased $5.8 million of investment-grade corporate bonds. The maturity dates of these bonds vary from five to nine years.

     Financing Activities

        Financing activities used $3.7 million in fiscal 2003. Approximately $4.8 million was used for repayments on our long-term debt. Other financing activities were limited to the exercise of stock options. During fiscal 2002, net cash used by financing activities was $10.0 million, primarily from payments on long-term debt.

     Contractual Obligations

        At October 31, 2003 and 2002, our long-term contractual obligations were limited to debt and leases. The tables below detail our commitments by type of obligation and the period that the payment will become due (in thousands).

As of October 31, 2003 payments due by period:	Long-term debt Obligations	Capital Lease Obligations	Operating Lease Obligations
Less than 1 year	$418	$50	$1,776
1 to 3 years	877	14	3016
3 to 5 years	800	--	2048
More than 5 years	5,200	--	479

Total long-term contractual obligations	$7,295	$64	$7,319

As of October 31, 2002 payments due by period:	Long-term debt Obligations	Capital Lease Obligations	Operating Lease Obligations
Less than 1 year	$4,686	$60	$1,238
1 to 3 years	800	64	2,480
3 to 5 years	800	--	1,878
More than 5 years	5,600	--	1,177

Total long-term contractual obligations	$11,886	$124	$6,773

Outlook for Fiscal 2004

        We expect a continued weakness and depressed price levels in the Electrical Power Product markets we serve, and anticipate a decline in consolidated revenues of 7% to 13% in fiscal 2004. We expect full year revenues to range between $220 million and $235 million. Earnings from continuing operations are expected to range between $0.48 and $0.63 per diluted share.

        We anticipate that our cash position will continue to grow during the first three quarters of 2004. Fourth quarter working capital needs are anticipated to increase with growing levels of business activity. We will continue to invest in our manufacturing capabilities and expect capital expenditures during fiscal year 2004 to range between $5.0 million and $8.0 million. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future.

Effects of Inflation and Recession

        During each of the past three years, we have not experienced a significant effect of inflation on our operations. We continue to evaluate the potential impact inflation could have on our business and future operations and attempt to minimize inflationary impacts by including escalation clauses in our long-term contracts. Recent economic and industry reports indicate that the current conditions should remain relatively unchanged for the foreseeable future. We do not anticipate a significant impact on operations in 2004 due to inflation.

        During 2003, we experienced a significant deterioration in business volume due to the effect of the U.S. economy on the customers we serve. New investments in infrastructure projects were curtailed by both our utility and industrial customers. Our municipal customers faced a reduced tax base with which to fund infrastructure projects in 2003. We anticipate these conditions will persist into 2004.

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

        We believe the following critical accounting policies have the greatest impact on the preparation of our consolidated financial statements.

     Revenue Recognition

        Our revenues are generated from the manufacture and delivery of custom-manufactured products. We recognize revenues under both the completed contract method and the percentage-of-completion method depending upon the duration and the scope of the project. At the onset of each project, the size and duration of the contract is reviewed to determine the appropriate revenue recognition method based upon company policy. Due to the nature of the projects in the Process Control Systems segment, all revenues are recorded using percentage-of-completion. However, projects in the Electrical Power Products segment vary widely; thus, both the completed contract and percentage-of-completion methods are used.

        Under the completed contract method, revenues are recognized upon the transfer of title, which is generally at the time of shipment or delivery depending upon the terms of the contract, when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We use shipping documents and customer acceptance, when applicable, to verify the transfer of title to the customer. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer based on credit verification and the customer’s payment history.

        Under the percentage-of-completion method, revenues are recognized as work is performed based upon the ratio of labor dollars or hours incurred to date to total estimated labor dollars or hours to measure the stage of completion. The sales and gross profit recognized in each period are adjusted prospectively for any revisions in the total estimated contract costs, total estimated labor hours to complete the project, or total contract value. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Due to the number of estimates used in the percentage-of-completion calculations, conditions such as changes in job performance, job conditions, estimated contract costs and profitability may result in revisions to original assumptions, thus causing actual results to differ from original estimates.

     Valuation Accounts

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain judgments and estimates regarding uncertainties. Our most significant accounting uncertainty for which a valuation account is set up is in the area of accounts receivable collectibility.

        An allowance for doubtful accounts has been established to provide for estimated losses on our accounts receivable. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. We continually assess our allowance for doubtful accounts and may increase or decrease our periodic provision as additional information regarding collectibility becomes available.

     Impairment of Long-Lived Assets

        We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. For long-lived assets to be held and used, the evaluation is based on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an asset is considered to be impaired, a loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. Assets are classified as held for sale when there is a plan for disposal and those assets meet the held for sale criteria of SFAS No. 144. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Accruals for Contingent Liabilities

        We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

New Accounting Standards

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, companies are required to recognize costs associated with restructurings, discontinued operations, plant closings or other exit or disposal activities in the period in which the liability is incurred rather than at the date of commitment to the plan. We adopted SFAS No. 146 on January 1, 2003 and there has been no impact on our consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have an impact on our consolidated financial position or results of operations. In accordance with the disclosure provisions of FIN 45, we have included in Note D of the Notes to Consolidated Financial Statements a reconciliation of the changes in our product warranty liability for the years ended October 31, 2003 and 2002. We provide for estimated warranty costs at the time of sale based upon historical experience rates. Our products contain warranties for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

        In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the proper accounting treatment for goods or services, or both, that are to be delivered separately in a bundled sales arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 on August 1, 2003 and it did not have an impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002. This statement did not have an impact on our consolidated financial statements as we have adopted only the disclosure provisions of SFAS No. 123. The additional disclosure requirements are included in Note K of these Notes to Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 addresses the consolidation requirements of companies that have variable interest entities. This Interpretation requires the consolidation of any variable interest entities in which a company has a controlling financial interest and requires disclosure of those that are not consolidated but in which the company has a significant variable interest. The requirements of FIN 46 will be effective for our first quarter 2004. We do not expect this Interpretation to have a material impact on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. This statement did not have an impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

        We manage our exposure to changes in interest rates by optimizing the use of variable rate debt. A 1.0% increase in interest rates would result in an annual increase in interest expense of less than $75 thousand. In addition to variable rate debt, we also invest in marketable debt securities that are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. However, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

        We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars. Risks associated with changes in commodity prices are primarily managed through utilizing contracts with suppliers. Risks related to foreign exchange rates and commodity prices are monitored and actions could be taken to hedge these risks in the future. We believe that fluctuations in foreign exchange rates and commodity prices will not have a material near-term effect on our future earnings and cash flows. During each of the past three years, we have not experienced a significant effect on our business due to fluctuations in foreign exchange rates or commodity prices.

Item 8.       Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Powell Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and subsidiaries (the “Company”) as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended October 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 29, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the financial statements of the Company for the year ended October 31, 2001 were audited by other auditors who have ceased operations. As described in Note M, the Company changed the composition of its reportable segments during the year ended October 31, 2003, and the amounts in the financial statements relating to reportable segments for the year ended October 31, 2001 have been restated to conform to the revised composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the financial statements for the year ended October 31, 2001. Our procedures included (i) agreeing the previously reported segment revenues, operating income and assets to the previously issued financial statements and related notes, (ii) combining the previously reported segment revenues, operating income and assets of the switchgear and related equipment and bus duct segments, the sum of which represents the restated reportable segment amounts and (iii) testing the mathematical accuracy of the combination of the previously reported segment amounts resulting in the restated reportable segment amounts. In our opinion, such adjustments are appropriate and have been properly applied.

         As discussed in Note H, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on November 1, 2002. Our procedures with respect to the earnings per share amounts reported in the consolidated statement of operations for 2001 included (i) agreeing the previously reported net income to the previously issued financial statements, (ii) agreeing the amounts of the adjustments to recorded net income representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill to the Company’s underlying records obtained from management, and (iii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings per share amounts.

         With respect to the preceding two paragraphs, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the year ended October 31, 2001 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended October 31, 2001 taken as a whole.

DELOITTE & TOUCHE LLP

Houston, Texas
December 19, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Powell Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. (a Nevada corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$36,788	$14,362
Marketable securities	5,528	--
Accounts receivable, less allowance for doubtful accounts of
$1,283 and $1,209, respectively	45,265	69,521
Costs and estimated earnings in excess of billings	32,174	32,828
Inventories	18,060	19,558
Income taxes receivable	1,045	--
Prepaid expenses and other current assets	2,453	2,230

Total Current Assets	141,313	138,499
Property, plant and equipment, net	43,998	45,020
Other assets	5,029	6,124

Total Assets	$190,340	$189,643

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$468	$4,746
Income taxes payable	1,999	1,234
Accounts payable	14,342	13,796
Accrued salaries, bonuses and commissions	6,396	9,774
Billings in excess of costs and estimated earnings	13,216	13,478
Accrued product warranty	1,929	2,123
Other accrued expenses	6,074	6,882

Total Current Liabilities	$44,424	$52,033
Long-term debt and capital lease obligations, net of current maturities	$6,891	7,264
Deferred compensation expense	1,608	1,522
Other liabilities	813	617

Total Liabilities	53,736	61,436
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
Common stock, par value $.01; 30,000,000 shares authorized;
10,994,000 and 10,979,000 shares issued, respectively; 10,641,000
and 10,595,000 shares outstanding, respectively	110	110
Additional paid-in capital	8,961	8,345
Retained earnings	132,990	125,872
Treasury stock, 352,000 shares and 384,000 shares respectively, at cost	(3,312)	(3,925)
Accumulated other comprehensive (loss): fair value of interest rate
swap and marketable securities	(118)	(87)
Deferred compensation	(2,027)	(2,108)

Total Stockholders' Equity	136,604	128,207

Total Liabilities and Stockholders' Equity	$190,340	$189,643

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended October 31,
	2003	2002	2001
Revenues	$253,381	$306,403	$271,243
Cost of goods sold	204,415	238,745	214,446

Gross profit	48,966	67,658	56,797
Selling, general and administrative expenses	35,297	38,997	35,007

Income before interest and income taxes	13,669	28,661	21,790
Interest expense	403	508	673
Interest income	(578)	(298)	(314)

Income from continuing operations before income taxes and cumulative
effect of change in accounting principle	13,844	28,451	21,431
Income tax provision	6,216	10,546	7,889

Income from continuing operations before cumulative effect of change in
accounting principle	7,628	17,905	13,542
Cumulative effect of change in accounting principle, net of tax	(510)	--	--

Net income	$7,118	$17,905	$13,542

Earnings per common share:
Basic:
Earnings from continuing operations	$0.72	$1.70	$1.30
Cumulative effect of change in accounting principle	(0.05)	--	--

Net earnings	$0.67	$1.70	$1.30

Diluted:
Earnings from continuing operations	$0.71	$1.67	$1.28
Cumulative effect of change in accounting principle	(0.04)	--	--

Net earnings	$0.67	$1.67	$1.28

Weighted average shares:
Basic	10,591	10,511	10,381

Diluted	10,681	10,698	10,600

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Other Compre- hensive Income (Loss)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Deferred Compen- sation	Total
Balance, November 1, 2000		10,821	$108	$6,830	$94,425	$(4,669)	$--	$(2,607)	$94,087
Net income	13,542				13,542				13,542
Amortization of deferred
compensation-ESOP								247	247
Change in value of interest rate
swap, net of $82 income taxes	(140)						(140)		(140)
Exercise of stock options		143	1	1,400					1,401
Income tax benefit from stock
options exercised				450					450
Purchases of Treasury Stock						(218)			(218)

Comprehensive Income	$13,402

Balance, October 31, 2001		10,964	109	8,680	107,967	(4,887)	(140)	(2,360)	109,369
Net income	17,905				17,905				17,905
Amortization of deferred
compensation-ESOP								252	252
Change in value of interest rate
swap, net of $33 income taxes	53						53		53
Exercise of stock options		15	1	(211)		962			752
Income tax benefit from stock
options exercised				(124)					(124)

Comprehensive Income	$17,958

Balance, October 31, 2002		10,979	110	8,345	125,872	(3,925)	(87)	(2,108)	128,207
Net income	7,118				7,118				7,118
Amortization of deferred
compensation-ESOP								277	277
Change in value of interest rate
swap, net of $49 income taxes	87						87		87
Change in value of marketable
securities, net of $64 income	(118)						(118)		(118)
taxes
Exercise of stock options				131		510			641
Income tax benefit from stock
options exercised				119					119
Issuance of stock		15		366		103		(196)	273

Comprehensive Income	$7,087

Balance, October 31, 2003		10,994	$110	$8,961	$132,990	$(3,312)	$(118)	$(2,027)	$136,604

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2003	2002	2001
Operating Activities:
Net income	$7,118	$17,905	$13,542
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of change in accounting principle, net of tax	510	--	--
Depreciation and amortization	5,155	4,898	4,381
Loss on sale of assets	75	68	85
Loss on impairment of assets	382	--	--
Deferred income tax provision	902	140	1,029
Changes in operating assets and liabilities:
Accounts receivable, net	24,256	7,071	(22,387)
Costs and estimated earnings in excess of billings	654	3,336	(11,872)
Inventories	1,498	1,867	(3,902)
Prepaid expenses and other current assets	(147)	110	(8)
Other assets	(362)	(436)	(359)
Accounts payable and income taxes payable	551	(2,907)	2,903
Accrued liabilities	(4,503)	659	4,514
Billings in excess of costs and estimated earnings	(262)	(1,380)	9,543
Deferred compensation expense	364	370	410
Other liabilities	276	(35)	64

Net cash provided by (used in) operating activities	36,467	31,666	(2,057)

Investing Activities:
Purchases of property, plant and equipment	(4,541)	(13,872)	(10,291)
Purchases of marketable securities	(5,763)	--	--

Net cash used in investing activities	(10,304)	(13,872)	(10,291)

Financing Activities:
Borrowings on revolving line of credit	--	14,450	31,950
Repayments on revolving line of credit	--	(23,450)	(31,950)
Borrowing on long-term debt and capital lease obligations	103	--	17,000
Repayments of long-term debt and capital lease obligations	(4,754)	(1,704)	(1,429)
Payments to reacquire common stock	--	--	(218)
Proceeds from issuance of stock	273	--	--
Proceeds from exercise of stock options	641	752	1,401

Net cash provided by (used in) financing activities	(3,737)	(9,952)	16,754

Net increase in cash and cash equivalents	22,426	7,842	4,406
Cash and cash equivalents at beginning of year	14,362	6,520	2,114

Cash and cash equivalents at end of year	$36,788	$14,362	$6,520

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$423	$566	$673

Taxes	$4,543	$8,200	$6,225

Non-cash investing and financing activities:
Change in fair value of interest rate swap, net of $49, $33 and $82
income taxes, respectively	$87	$53	$(140)

Change in fair value of marketable securities, net of $64 income
taxes	$(118)	$--	$--

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

        Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Nevada in 1968 and is the successor to a corporation founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Manufacturing Company; Powell Power Electronics Company, Inc.; Powell-ESCO Company; Unibus, Inc.; Delta-Unibus Corporation; and Transdyn Controls, Inc.

B.       Summary of Significant Accounting Policies

     Principles of Consolidation

The consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

     Marketable Securities

Marketable securities consist of investment-grade corporate bonds that are classified as available-for-sale. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income.

During 2003, we purchased $5.8 million of corporate bonds with maturity dates that vary from 5 to 9 years as of October 31, 2003. The fair value of these assets on that date was $5.5 million, as shown on the consolidated balance sheet.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Accounts Receivable and Market Risk

Accounts receivable are stated net of allowances for doubtful accounts. The estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. We continually assess our allowance for doubtful accounts and may increase or decrease our periodic provision as additional information regarding collectibility becomes available. Our domestic receivables are generally not collateralized. However, we utilize letters of credit to secure payment on sales outside of the U.S. and Canada. At October 31, 2003 and 2002, accounts receivable included retention amounts of $6.2 million and $7.8 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.3 million of the retained amount at October 31, 2003 is expected to be collected subsequent to October 31, 2004.

     Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

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

Assets and liabilities related to costs and estimated earnings in excess of billings as well as billings in excess of costs and estimated earnings have been classified as current and non-current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period.

     Inventories

Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted average methods and include the cost of material, labor and manufacturing overhead. We use estimates in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

     Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and improvements which extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statement of operations.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. For long-lived assets to be held and used, the evaluation is based on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist, or quoted market prices. If an asset is considered to be impaired, a loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. Assets are classified as held for sale when there is a plan for disposal and those assets meet the held for sale criteria of SFAS No. 144. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

During the year ended October 31, 2003, we recorded an impairment loss of $382 thousand in our Electrical Power Products segment to decrease the carrying value of machinery and equipment to their estimated market value. During 2003, we decided to discontinue certain product lines which generated revenues of less than $1.0 million in fiscal 2003. As a result of this decision, we evaluated the estimated fair value of these assets by obtaining used equipment sales prices for similar assets. Based on our evaluation, we determined the assets were impaired and accordingly recorded the loss. This loss is shown as a component of cost of goods sold in our consolidated statement of operations. The $76 thousand estimated fair value of the assets is classified as held for sale at October 31, 2003 and included in other current assets on the consolidated balance sheet. No other impairment adjustments were made during the periods presented.

     Intangible Assets

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2002. This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Upon completion we performed the impairment test, and as a result of this test, we recorded an impairment of $510 thousand, net of $285 thousand taxes, to write off the impaired goodwill amounts as a cumulative effect of a change in accounting principle. For additional information regarding our intangible assets and the goodwill impairment, see Note H.

     Income Taxes

We account for income taxes using SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Revenue Recognition

Our revenues are generated from the manufacture and delivery of custom-manufactured products. We recognize revenues under both the completed contract method and the percentage-of-completion method depending upon the duration and the scope of the project. At the onset of each project, the size and duration of the contract is reviewed to determine the appropriate revenue recognition method based upon company policy. Due to the nature of the projects in the Process Control Systems segment, all revenues are recorded using percentage-of-completion. However, projects in the Electrical Power Products segment vary widely; thus, both the completed contract and percentage-of-completion methods are used.

Under the completed contract method, revenues are recognized upon the transfer of title, which is generally at the time of shipment or delivery depending upon the terms of the contract, when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We use shipping documents and customer acceptance, when applicable, to verify the transfer of title to the customer. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer based on credit verification and the customer’s payment history.

Under the percentage-of-completion method, revenues are recognized as work is performed based upon the ratio of labor dollars or hours incurred to date to total estimated labor dollars or hours to measure the stage of completion. The sales and gross profit recognized in each period are adjusted prospectively for any revisions in the total estimated contract costs, total estimated labor hours to complete the project, or total contract value. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. Due to the number of estimates used in the percentage-of-completion calculations, conditions such as changes in job performance, job conditions, estimated contract costs and profitability may result in revisions to original assumptions, thus causing actual results to differ from original estimates.

     Warranties

We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale includes a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

     Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the consolidated statements of operations. Such amounts were $3.6 million, $3.4 million, and $3.1 million in fiscal years 2003, 2002 and 2001, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, companies are required to recognize costs associated with restructurings, discontinued operations, plant closings or other exit or disposal activities in the period in which the liability is incurred rather than at the date of commitment to the plan. We adopted SFAS No. 146 on January 1, 2003 and there has been no impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have an impact on our consolidated financial position or results of operations. In accordance with the disclosure provisions of FIN 45, we have included in Note D a reconciliation of the changes in our product warranty liability for the years ended October 31, 2003 and 2002. We provide for estimated warranty costs at the time of sale based upon historical experience rates. Our products contain warranties for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus opinion of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the proper accounting treatment for goods or services, or both, that are to be delivered separately in a bundled sales arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF 00-21 on August 1, 2003 and it did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002. This statement did not have an impact on our consolidated financial statements as we have adopted only the disclosure provisions of SFAS No. 123. The additional disclosure requirements are included in Note K of these Notes to Consolidated Financial Statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation requirements of companies that have variable interest entities. This Interpretation requires the consolidation of any variable interest entities in which a company has a controlling financial interest and requires disclosure of those that are not consolidated but in which the company has a significant variable interest. The requirements of FIN 46 will be effective for our first quarter 2004. We do not expect this Interpretation to have a material impact on our financial position, results of operations or cash flows.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. This statement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have an impact on our consolidated financial position, results of operations or cash flows.

C.       Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended October 31,
	2003	2002	2001
Numerator:
Income from continuing operations available to common stockholders	$7,628	$17,905	$13,542
Cumulative effect of change in accounting principle, net of tax	(510)	--	--

Net income available to common stockholders	$7,118	$17,905	$13,542

Denominator:
Denominator for basic earnings per share-weighted average shares	10,591	10,511	10,381
Dilutive effect of stock options	90	187	219

Denominator for diluted earnings per share-adjusted weighted average
shares with assumed conversions	10,681	10,698	10,600

Basic earnings per share:
Earnings from continuing operations	$0.72	$1.70	$1.30
Cumulative effect of change in accounting principle	(0.05)	--	--

Net earnings	$0.67	$1.70	$1.30

Diluted earnings per share:
Earnings from continuing operations	$0.71	$1.67	$1.28
Cumulative effect of change in accounting principle	(0.04)	--	--

Net earnings	$0.67	$1.67	$1.28

For the years ended October 31, 2003, 2002 and 2001 options to purchase a total of 380 thousand, 26 thousand and zero shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D.       Detail of Certain Balance Sheet Accounts

        Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	October 31,

	2003	2002
Balance at beginning of period	$ 1,209	$ 551
Adjustments to the reserve	277	690
Deductions for uncollectible accounts written off, net of recoveries	(203)	(32)

Balance at end of period	$ 1,283	$ 1,209

        Activity in our accrued product warranty account consists of the following (in thousands):

	October 31,

	2003	2002
Balance at beginning of period	$ 2,123	$ 1,860
Adjustments to the reserve	1,749	1,913
Deductions for warranty charges	(1,943)	(1,650)

Balance at end of period	$ 1,929	$ 2,123

        The components of inventories are summarized below (in thousands):

	October 31,

	2003	2002
Raw materials, parts and subassemblies	$12,122	$14,111
Work-in-progress	5,938	5,447

Total inventories	$18,060	$19,558

        The components of costs and estimated earnings in excess of billings (in thousands):

	October 31,

	2003	2002
Costs and estimated earnings	$ 136,744	$ 190,106
Progress billings	(104,570)	(157,278)

Total costs and estimated earnings in excess of billings	$ 32,174	$ 32,828

        The components of billings in excess of costs and estimated earnings (in thousands):

	October 31,

	2003	2002
Progress billings	$ 209,898	$ 131,840
Costs and estimated earnings	(196,682)	(118,362)

Total billings in excess of costs and estimated earnings	$ 13,216	$ 13,478

        Property, plant and equipment are summarized below (in thousands):

	October 31,		Range of

	2003	2002	Asset Lives
Land	$ 5,075	$ 5,093	--
Buildings and improvements	36,881	35,791	3-39 Years
Machinery and equipment	33,392	37,191	3-15 Years
Furniture and fixtures	2,964	3,012	3-10 Years
Construction in progress	7,128	6,463	--

	85,440	87,550
Less-accumulated depreciation	(41,442)	(42,530)

Total property, plant and equipment, net	$ 43,998	$ 45,020

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in property and equipment are assets under capital lease of $177 thousand and $204 thousand at October 31, 2003 and 2002, with related accumulated depreciation of $74 thousand and $56 thousand, respectively. Depreciation expense, including the depreciation of capital leases, was $5.0 million, $4.7 million, and $4.2 million for fiscal years 2003, 2002 and 2001, respectively.

E.       Employee Benefit Plans

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee’s salary. We recognized expenses of $1.4 million, $1.4 million and $1.2 million in fiscal years 2003, 2002 and 2001, respectively, under this plan.

We have established an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At October 31, 2003 and 2002 there were 634,629 and 651,755 shares in the trust with 358,712 and 330,975 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424 thousand per year including interest at 7 percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. The compensation expense for fiscal years 2003, 2002 and 2001 was $277 thousand, $252 thousand, and $247 thousand, respectively. The receivable from the ESOP is recorded as a reduction from stockholders’ equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of October 31, 2003, the remaining ESOP receivable was $1.8 million.

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

In November 1992, we established a plan to extend to retirees health benefits which are available to active employees under our existing health plans. Participants became eligible for retiree health care benefits when they retired from active service at age 55 with a minimum of ten years of service. Generally, the health plans paid a stated percentage of medical and dental expenses reduced for any deductible and co-payment. These plans are unfunded. Medical coverage may be continued by the retired employee up to age 65 at the average cost to the Company of active employees. At the age of 65, when the employee became eligible for Medicare, the benefits provided by the Company were to be reduced by the amount provided by Medicare and the cost to the retired employee would be reduced to 50 percent of the average cost to the Company of active employees.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 1994, we modified our postretirement benefits to provide retiree health care benefits to only current retirees and active employees who were eligible to retire by December 31, 1999. Participants eligible for such benefits were required to pay between 20 percent and 100 percent of our average cost of benefits based on years of service. In addition, benefits would end upon the employee’s attainment of age 65. The effect of these modifications significantly reduced our postretirement benefit cost and accumulated benefit obligation.

The plan was amended effective January 1, 2000 to provide coverage for employees, age 55 or more but less than 65, who retire on or after January 1, 2000 with at least 10 years of service. The retiree is required to pay the full retiree cost less the amount paid by the Company, which is a percentage of the year 2000 cost. Effective as of the November 1, 2002 valuation date, retirees are required to pay the COBRA rate, instead of the full retiree cost, less the Company’s subsidy. Based on the current assumptions relating to our workforce and their probable retirement, this change in plan may result in an increased benefit obligation of $1.1 million as shown below.

The following table illustrates the components of net periodic benefit expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

		October 31,
	2003	2002	2001
Components of net periodic postretirement benefit expense (income):
Service cost	$ 92	$ 20	$ 17
Interest cost	106	39	34
Prior service cost	121	13	16
Net (gain) loss recognized	(3)	2	(5)

Net periodic postretirement benefit expense (income)	$ 316	$ 74	$ 62

Funded Status:
Retirees	$ 166	$ 120	$ 73
Fully eligible active participants	659	182	167
Other actual participants	898	300	254

Accumulated postretirement benefit obligation	1,723	602	494
Less unrecognized balances:
Prior service cost	1,066	129	145
Net actuarial (gain) loss	(149)	(57)	(134)

Net amount recognized	$ 806	$ 530	$ 483

Changes in accumulated postretirement benefit obligation:
Balance at beginning of year	$ 602	$ 494	$ 471
Service cost	92	20	17
Interest cost	106	39	34
Loss due to plan change	1,058	--	--
Actuarial (gain) loss	(95)	74	(30)
Benefits paid	(40)	(25)	2

Balance at end of year	$ 1,723	$ 602	$ 494

Fair value of plan assets	--	--	--

Weighted average assumptions:
Discount rate	6.0%	6.5%	7.0%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumed health care cost trend measuring the accumulated postretirement benefit obligation was 9% in fiscal year 2003. This trend is expected to grade down to 5% for years 2007 and later. In fiscal year 2002, the assumed health care cost trend measuring the accumulated postretirement benefit obligation was 6%. If the health care trend rate assumptions were increased or decreased by 1% as of October 31, 2003, the effect of this change on the accumulated postretirement benefit obligation would be approximately $100 thousand. The effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost from a 1% increase or decrease would be less than $15 thousand.

F.       Long-Term Debt

        Long-term debt consists of the following (in thousands):

	October 31,
	2003	2002
Industrial development revenue bonds, maturing in October 2021,
with annual sinking fund payments of $400 thousand	$ 7,200	$ 7,600
Term note payable to bank	--	4,286
Capital lease obligations	64	124
Other borrowings	95	--

Subtotal long-term debt and capital lease obligations	7,359	12,010
Less current portion	(468)	(4,746)

Total long-term debt and capital lease obligations	$ 6,891	$ 7,264

In September 1998, we entered into a $10 million term loan with a domestic bank. This loan had a maturity of five years with nineteen equal quarterly payments of $357 thousand. At the same time, we entered into an interest rate swap agreement in order to manage our interest rate exposure. This agreement was accounted for on the accrual basis. Income and expense resulting from this agreement were recorded in the same category as interest expense accruals on the related term loan. Amounts to be paid or received under the interest rate swap agreement were recognized as an adjustment to interest expense in the periods in which they occurred. The agreement required that we pay the counterparty at the fixed swap rate of 5.2% per annum and required the counterparty to pay us interest at the 90 day LIBOR rate. In September 2003, we paid the remaining principal balance of $4.3 million on our term loan and settled the associated interest rate swap agreement with a final payment of $34 thousand.

We borrowed $8 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, IL facility. A reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The letter of credit terminates on October 25, 2006, and is subject to both early termination and extension provisions customary to such agreements. The Bonds mature in 2021 but the reimbursement agreement requires the Company to provide for redemption of one twentieth of the par value of the Bonds beginning on October 25, 2002, and each subsequent anniversary. A sinking fund is used for the redemption of the Bonds. As of October 31, 2003, the remaining balance was $7.2 million. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.2% per annum on October 31, 2003.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have a $15 million revolving line of credit agreement with a major domestic bank which was amended in October 2003 to extend the maturity date to February 2006. The revolving line of credit allows us to elect an interest rate on amounts borrowed of (1) the bank’s prime rate, which was 4% at October 31, 2003, less .5% (on the first $5 million) and the bank’s prime rate on additional borrowings, or (2) the LIBOR rate, which was 1.2% at October 31, 2003, plus an additional percentage of .75% to 1.25% based on our performance. A fee of .20% to .25% is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. As of October 31, 2003, we were in compliance with all debt covenants. The amount available under this agreement is reduced by $0.8 million for our outstanding letters of credit. The direct pay letter of credit guaranteeing payment on our industrial development revenue bonds does not affect the available credit under this agreement. There were no borrowings under this line of credit as of year-end.

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligation is at a fixed interest rate of 3%.

The annual maturities of long-term debt are as follows (in thousands):

Year Ending October 31,	Long-Term Debt Maturities	Capital Lease	Total
2004	418	50	468
2005	419	14	433
2006	458	--	458
2007	400	--	400
2008	400	--	400
Thereafter	5,200	--	5,200

Total long-term debt maturities	$7,295	$64	$7,359

        See Footnote L for discussion of the fair market value of the debt instruments.

G.       Income Taxes

        The net deferred income tax asset (liability) is comprised of the following (in thousands):

	October 31,
	2003	2002
Current deferred income taxes:
Gross assets	$ 3,459	$ 3,109
Gross liabilities	(4,080)	(3,607)

Net current deferred income tax liability	(621)	(498)

Noncurrent deferred income taxes:
Gross assets	1,115	1,378
Gross liabilities	(1,122)	(789)

Net noncurrent deferred income tax asset (liability)	(7)	589

Net deferred income tax asset (liability)	$ (628)	$ 91

        The above current and noncurrent deferred income tax liabilities are included in other accrued expenses and other liabilities, respectively, on the consolidated balance sheet.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	October 31,
	2003	2002
Allowance for doubtful accounts	$ 499	$ 461
Reserve for accrued employee benefits	757	596
Warranty reserves	725	780
Uncompleted long-term contracts	(4,080)	(3,515)
Depreciation and amortization	(1,046)	(374)
Deferred compensation	605	559
Postretirement benefits liability	299	172
Accrued legal expenses	188	217
Uniform capitalization and inventory	1,289	1,064
Other	136	131

Net deferred income tax asset/(liability)	$ (628)	$ 91

The components of the income tax provision consist of the following (in thousands):

	Years Ended October 31,
	2003	2002	2001
Current:
Federal	$3,527	$ 9,865	$6,478
State	1,970	541	382
Deferred:
Federal	719	140	1,029

Total income tax provision	6,216	$10,546	$7,889

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

	Years Ended October 31,
	2003	2002	2001
Statutory rate	34%	35%	35%
State income taxes, net of federal benefit	10	1	1
Other	1	1	1

Effective rate	45%	37%	37%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 45% in fiscal 2003 compared to 37% in fiscal 2002. Included in our provision is $2.0 million for state taxes of which $1.4 million reflects revised estimates in state tax exposures related to prior years. Over the past several years, our business has expanded and we are now conducting activities in more states. We have accordingly increased our estimates for such state tax exposures.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H.       Goodwill and Other Intangible Assets

Effective November 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002, and the fiscal year 2003 results were favorably impacted by this reduction in amortization expense by $90 thousand, net of $53 thousand taxes, or $0.01 per diluted share. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

We estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value. As a result of completing the impairment test, we recorded an impairment charge of $510 thousand, net of $285 thousand taxes, to write-off the impaired goodwill amounts as a cumulative effect of a change in accounting principle in the first quarter of 2003. We recorded an impairment charge of $380 thousand, net of $214 thousand taxes, to write off the full value of goodwill in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130 thousand, net of $71 thousand taxes. No additional impairment was identified as a result of performing our annual impairment test for 2003.

The following pro forma information is presented to reflect the net income and net earnings per share to exclude amortization of goodwill for the years ended October 31, 2002 and 2001, as if SFAS No. 142 had been adopted as of the beginning of fiscal year 2001 (in thousands, except per share data):

	Years Ended October 31,
	2003	2002	2001
Income from continuing operations before cumulative effect of
change in accounting principle	$ 7,628	17,905	$ 13,542
Cumulative effect of change in accounting principle	(510)	--	--

Reported net income	$ 7,118	17,905	$ 13,542
Addback: Amortization of goodwill, net of $53 and $53 thousand
taxes, respectively	--	90	90

Adjusted net income	$ 7,118	17,995	$ 13,632

Basic earnings per share:
Net earnings per share - as reported	$ 0.67	$ 1.70	$ 1.30
Amortization of goodwill	--	0.01	0.01

Adjusted net earnings per share	$ 0.67	$ 1.71	$ 1.31

Diluted earnings per share:
Net earnings per share - as reported	$ 0.67	$ 1.67	$ 1.28
Amortization of goodwill	--	0.01	0.01

Adjusted net earnings per share	$ 0.67	$ 1.68	$ 1.29

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of goodwill and other intangible assets follows (in thousands):

	October 31, 2003		October 31, 2002

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$304	$181	$2,133	$1,215
Intangible assets subject to amortization:
Deferred loan costs	233	23	233	12
Patents and Trademarks	837	505	837	444

The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the year ended October 31, 2003 was $72 thousand. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $80 thousand.

I.       Significant Sales Data

No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 2003, 2002 or 2001.

Export sales are as follows (in thousands):	Years Ended October 31,
	2003	2002	2001
Europe (including former Soviet Union)	$ 843	$ 386	$ 411
Far East	13,120	8,717	4,437
Middle East and Africa	$ 5,255	9,205	6,152
North, Central and South America (excluding U.S.)	20,581	9,706	10,431

Total export sales	39,799	$28,014	$21,431

J.       Commitments and Contingencies

     Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2009. At October 31, 2003, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Years Ending	Operating
October 31,	Leases
2004	$1,776
2005	1,623
2006	1,393
2007	1,233
2008	815
Thereafter	479

Total lease commitments	$7,319

Lease expense for all operating leases was $1.5 million, $1.5 million and $1.6 million for fiscal years 2003, 2002 and 2001, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Letters of Credit and Bonds

We are contingently liable for secured and unsecured letters of credit of $8.1 million as of October 31, 2003. We also had performance bonds totaling approximately $160.6 million that were outstanding at October 31, 2003. Performance bonds are used to guarantee contract performance to our customers.

     Litigation

We are a party to disputes arising in the ordinary course of business. We do not believe that the ultimate outcome of these disputes will materially affect the financial position or future results of our operations.

     Other Contingencies

The Company is a partner in a joint venture (the “Joint Venture”),which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. The follow-on contractor’s claim, in part, includes unsubstantiated allegations that work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture’s claim against the MTA and the MTA’s potential claim for indemnification based on the follow-on contractor’s claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor’s claim could have a material adverse effect on the Company’s financial condition and results of operations, the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

K.       Stock-Based Compensation

We provide an employee stock option plan in which 2.1 million shares of our common stock would be made available through an incentive program for certain employees. The awards available under the plan include both stock options and stock grants, and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 2003, 2002 and 2001. Stock options granted to the employees are non-qualified and are granted at an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options granted have terms of seven years from the date of grant and will vest in increments of 20 percent per year over a five year period. The plan provides for additional stock to be awarded equal to 20 percent of all options which are exercised and then held for a period of five years. There were 170,512 shares available to be granted under this plan as of October 31, 2003.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2002, Stockholders approved the Non-Employee Director Stock Option Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually, each eligible Director who is continuing to serve as a Director, will receive a grant of an option to purchase 2,000 shares of our Common Stock. The total number of shares of our common stock available under this plan was 47,117 as of October 31, 2003. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date.

Stock option activity (number of shares) for the Company during fiscal years 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Outstanding, beginning of year	720,173	834,300	654,730
Granted:
Stock options $17.85 per share	--	--	358,900
Stock options ranging from $13.06 to $27.10 per share	--	26,883	--
Stock options $15.10 per share	320,700	--	--
Exercised:
Stock options $6.25 share	--	(82,900)	(66,730)
Stock options $15.81 per share	(21,700)	(19,830)	(49,740)
Stock options $8.50 per share	(28,610)	(16,140)	(26,090)
Stock options $8.44 per share	--	--	(2,000)
Stock options $17.85 per share	(3,200)	(100)	--
Forfeited:
Stock options $6.25 share	--	(800)	--
Stock options $15.81 per share	(600)	(4,720)	(13,300)
Stock options $8.50 per share	--	(12,920)	(21,470)
Stock options $17.85 per share	--	(3,600)	--

Outstanding, ranging from $6.25 to $27.10 per share, at the
end of year	986,763	720,173	834,300

The following table summarizes information about stock options outstanding as of October 31, 2003:

Outstanding				Exercisable

Range of Exercise Prices	Number Outstanding at 10/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/03	Weighted Average Exercise Price
$ 15.81	91,210	0.7	$ 15.81	91,210	$ 15.81
8.50	185,970	2.9	8.50	136,250	8.50
8.44	10,000	3.6	8.44	10,000	8.44
17.85	352,000	4.5	17.85	146,560	17.85
13.06-27.10	26,883	5.3	23.52	20,883	23.45
15.10	320,700	6.7	15.10	--	15.10

$8.44-27.10	986,763	4.6	15.06	404,903	14.30

The weighted average fair value of options granted was $7.16, $10.83, and $9.13 per option for the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method established by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recorded when the exercise price of the employee stock option is greater than or equal to the market price of the common stock on the grant date.

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

Years Ended October 31,
	2003	2002	2001
Net income, as reported	$ 7,118	$ 17,905	$ 13,542
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(745)	(834)	(476)

Pro forma net income	$ 6,373	$ 17,071	$ 13,066

Basic earnings per share:
As reported	$ 0.67	$ 1.70	$ 1.30
Pro forma	$ 0.60	$ 1.62	$ 1.26
Diluted earnings per share:
As reported	$ 0.67	$ 1.67	$ 1.28
Pro forma	$ 0.60	$ 1.60	$ 1.23

The effects of applying SFAS No. 123 in the pro forma disclosure above may not be indicative of future amounts as additional awards in future years are anticipated.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected life of options	7 years	7 years	7 years
Risk-free interest rate	3.98%	3.45%	5.30%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	38.51%	38.15%	39.53%

L.       Fair Value of Financial Instruments

Our financial instruments include short-term investments, marketable securities and debt obligations. The book value of short-term investments is considered to be representative of fair value because of the short maturity of these instruments. The carrying value of our debt approximates fair value as interest rates are indexed to LIBOR or the bank’s prime rate. We believe the Company could obtain equivalent rates from other lending institutions.

M.       Business Segments

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our Electrical Power Products segment serves the electrical utility and various industrial markets with equipment and systems. Electrical Power Products was previously reported as two separate segments: Switchgear and Bus Duct. Because these segments share basic characteristics, including common raw materials, engineering techniques and manufacturing processes, and operate in the same competitive environment with substantially similar general economic and industrial conditions, we determined that reporting the business activities of Switchgear and Bus Duct products as one segment — Electrical Power Products – more accurately reflects our business operations. Historically, we reported our Electrical Power Products segment as two segments principally as a reflection of our organizational structure. The years ended October 31, 2002 and 2001 have been revised to conform to the new segment structure.

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

Detailed information regarding our business segments is shown below (in thousands):

	Years Ended October 31,
	2003	2002	2001
Revenues:
Electrical Power Products	$227,012	$283,592	$244,832
Process Control Systems	26,369	22,811	26,411

Total	$253,381	$306,403	$271,243

Income from continuing operations before income taxes and cumulative effect of change in accounting principle:

Electrical Power Products	$ 12,491	$ 27,411	$ 20,726
Process Control Systems	1,353	1,040	705

Total	$ 13,844	$ 28,451	$ 21,431

Assets:
Electrical Power Products	$127,721	$156,584	$156,448
Process Control Systems	14,269	14,937	17,579
Corporate	48,350	18,122	12,334

Total	$190,340	$189,643	$186,361

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N.       Quarterly Results of Operations (unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2003 and 2002 (in thousands, except per share data):

	2003 Quarters

	First	Second	Third	Fourth	2003
Revenues	$71,580	$64,201	$60,382	$57,218	$253,381
Gross profit	14,232	12,124	10,615	11,995	48,966
Income from continuing operations before
cumulative effect of change in accounting
principle	3,034	2,018	1,336	1,240	7,628
Net income	2,524	2,018	1,336	1,240	7,118
Basic earnings per share:
Earnings from continuing operations	0.29	0.19	0.13	0.12	0.72
Net earnings	0.24	0.19	0.13	0.12	0.67
Diluted earnings per share:
Earnings from continuing operations	0.28	0.19	0.13	0.12	0.71
Net earnings	0.24	0.19	0.13	0.12	0.67

	2002 Quarters

	First	Second	Third	Fourth	2003
Revenues	$76,487	$80,286	$74,287	$75,343	$306,403
Gross profit	15,591	17,267	16,430	18,370	67,658
Net income	3,734	4,514	4,523	5,134	17,905
Basic earnings per share	0.36	0.43	0.43	0.48	1.70
Diluted earnings per share	0.35	0.42	0.42	0.48	1.67

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of our 2003 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10, 11, 12, 13, and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services

        The information required by these items is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2003, under the headings set forth above.

PART IV

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

* * * * * *	3. Exhibits

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

10.1 -       Powell Industries, Inc., Incentive Compensation Plan

10.2 -       Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended
                October 31, 1984, and incorporated herein by reference).

10.3 -       1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 4.2 to our registration statement on Form S-8 dated July 26, 1994 (File No. 33-81998) and incorporated herein by reference).

10.4 -       Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).

10.5 -       Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock
                Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the stockholders of the Company at the 2001 Annual
                Meeting of Stockholders).

10.6 -       Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended
                October 31, 1992, and incorporated herein by reference).

10.7 -       Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.8 -       Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.9 -       Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.10 -     Amended Loan Agreement dated October 31, 2003, between Powell Industries, Inc. and Bank of America, N.A.

21.1 -       Subsidiaries of Powell Industries, Inc.

31.1 -       Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2 -       Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1 -       Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.

* (b)	32.2 - Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002.

       Reports on Form 8-K.

  Form 8-K filed on August 29, 2003

Form 8-K filed on December 15, 2003

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
      Don R. Madison
      Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

                  Signature

   /s/  THOMAS W. POWELL
          Thomas W. Powell

   /s/  JOSEPH L. BECHERER
          Joseph L. Becherer

   /s/  EUGENE L. BUTLER
          Eugene L. Butler

   /s/  JAMES F. CLARK
          James F. Clark

   /s/  STEPHEN W. SEALE, JR.
          Stephen W. Seale, Jr.

   /s/  ROBERT C. TRANCHON
          Robert C. Tranchon

   /s/  RONALD J. WOLNY
Ronald J. Wolny	Title Chairman of the Board Director Director Director Director Director Director

Date: December 31, 2003