Form 10-Q
period 2004-01-31
POWELL INDUSTRIES INC
filed 2004-03-04
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004.

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-6050

POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)

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

Yes   X      No

        Indicate by “X” whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No

Common Stock, par value $.01 per share; 10,669,359 shares outstanding as of February 23, 2004.

Powell Industries, Inc. and Subsidiaries

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	January 31, 2004	October 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$37,307	$36,788
Marketable securities	5,701	5,528
Accounts receivable, less allowance for doubtful accounts of $1,280 and $1,283,
respectively	50,552	45,265
Costs and estimated earnings in excess of billings	23,904	32,174
Inventories	16,899	18,060
Income taxes receivable	--	1,045
Deferred income taxes	1,438	--
Prepaid expenses and other current assets	4,594	2,453

Total Current Assets	140,395	141,313
Property, plant and equipment, net	44,453	43,998
Other assets	5,167	5,029

Total Assets	$190,015	$190,340

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$458	$468
Income taxes payable	3,177	1,999
Accounts payable	11,607	14,342
Accrued salaries, bonuses and commissions	5,302	6,396
Billings in excess of costs and estimated earnings	15,323	13,216
Accrued product warranty	1,833	1,929
Other accrued expenses	4,990	6,074

Total Current Liabilities	42,690	44,424
Long-term debt and capital lease obligations, net of current maturities	6,864	6,891
Deferred compensation expense	1,584	1,608
Other liabilities	947	813

Total Liabilities	52,085	53,736
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
Common stock, par value $.01; 30,000,000 shares authorized; 11,000,000 and
10,994,000 shares issued, respectively; 10,668,000 and 10,641,000 shares
outstanding, respectively	110	110
Additional paid-in capital	9,123	8,961
Retained earnings	133,737	132,990
Treasury stock, 331,000 shares and 352,000 shares respectively, at cost	(3,111)	(3,312)
Accumulated other comprehensive income (loss): fair value of interest rate swap
and marketable securities, net of tax	11	(118)
Deferred compensation	(1,940)	(2,027)

Total Stockholders' Equity	137,930	136,604

Total Liabilities and Stockholders' Equity	$190,015	$190,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,
	2004	2003

Revenues	$53,227	$71,580
Cost of goods sold	43,672	57,348

Gross profit	9,555	14,232
Selling, general and administrative expenses	8,540	9,409

Income before interest and income taxes	1,015	4,823
Interest expense	27	86
Interest income	(192)	(92)

Income from continuing operations before income taxes and cumulative effect of
change in accounting principle	1,180	4,829
Income tax provision	433	1,795

Income from continuing operations before cumulative effect of change in accounting
principle	747	3,034
Cumulative effect of change in accounting principle, net of $285 tax	--	(510)

Net income	$747	$2,524

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.07	$0.29
Cumulative effect of change in accounting principle	--	(0.05)

Net earnings	$0.07	$0.24

Diluted:
Earnings from continuing operations	$0.07	$0.28
Cumulative effect of change in accounting principle	--	(0.04)

Net earnings	$0.07	$0.24

Weighted average number of common shares outstanding	10,653	10,574

Weighted average number of common and common equivalent shares outstanding	10,758	10,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended January 31,
	2004	2003

Operating Activities:
Net income	$747	$2,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	--	510
Depreciation and amortization	1,142	1,267
Deferred income tax provision	(2,059)	820
Other	(4)	--
Changes in operating assets and liabilities:
Accounts receivable, net	(5,287)	(1,461)
Costs and estimated earnings in excess of billings	8,270	2,778
Inventories	1,161	(4,209)
Prepaid expenses and other current assets	(2,141)	(2,020)
Other assets	(155)	(99)
Accounts payable and income taxes payable	(511)	3,219
Accrued liabilities	(1,652)	(5,419)
Billings in excess of costs and estimated earnings	2,107	1,859
Deferred compensation expense	122	159
Other liabilities	64	(12)

Net cash provided by (used in) operating activities	1,804	(84)
Investing Activities:
Purchases of property, plant and equipment	(1,535)	(1,840)

Net cash used in investing activities	(1,535)	(1,840)

Financing Activities:
Repayments of debt	(37)	(357)
Proceeds from exercise of stock options	287	10

Net cash provided by (used in) financing activities	250	(347)
Net increase in cash and cash equivalents	519	(2,271)
Cash and cash equivalents at beginning of period	36,788	14,362

Cash and cash equivalents at end of period	$37,307	$12,091

Supplemental disclosures of cash flow information (in thousands):
Cash paid during the period for:
Interest	$27	$96

Income taxes	$268	$952

Non-cash investing and financing activities:
Change in fair value of interest rate swap during the period, net of $0 and 11
income taxes, respectively	$--	$21

Change in fair value of marketable securities during the period, net of $69 and
$0 income taxes, respectively	$129	$--

Issuance of common stock for deferred directors' fees	$75	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
      Item 1

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2003. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires the consolidation of any variable interest entities in which a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The provisions of FIN 46 and FIN 46R related to special-purpose entities were effective for reporting periods ending after December 15, 2003. The adoption of these provisions did not have a material impact on our consolidated financial position, results of operations or cash flows. The remaining provisions of these Interpretations are effective for the first reporting period ending after March 15, 2004. We are currently assessing the impact the adoption of these Interpretations will have on our consolidated financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 did not have a material impact on our consolidated financial position, results of operations or cash flows.

B.     EARNINGS PER SHARE

                The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended January 31,
	2004	2003

Numerator:
Income from continuing operations available to common stockholders	$747	$3,034
Cumulative effect of change in accounting principle, net of tax	--	(510)

Net income available to common stockholders	$747	$2,524

Denominator:
Denominator for basic earnings per share-weighted average shares	10,653	10,574
Dilutive effect of stock options	105	102

Denominator for diluted earnings per share-adjusted weighted average
shares with assumed conversions	10,758	10,676

Basic earnings per share:
Earnings from continuing operations	$0.07	$0.29
Cumulative effect of change in accounting principle	--	(0.05)

Net earnings	$0.07	$0.24

Diluted earnings per share:
Earnings from continuing operations	$0.07	$0.28
Cumulative effect of change in accounting principle	--	(0.04)

Net earnings	$0.07	$0.24

For the three months ended January 31, 2004 and 2003, options to purchase a total of 357 thousand and 381 thousand shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

C.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

        Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended January 31,
	2004	2003

Balance at beginning of period	$1,283	$1,209
Adjustments to the reserve	6	(42)
Deductions for uncollectible accounts written off, net of recoveries	(9)	(2)

Balance at end of period	$1,280	$1,165

        Activity in our accrued product warranty account consists of the following (in thousands):

	Three Months Ended January 31,
	2004	2003

Balance at beginning of period	$1,929	$2,123
Adjustments to the reserve	351	524
Deductions for warranty charges	(447)	(533)

Balance at end of period	$1,833	$2,114

The components of inventories are summarized below (in thousands):

	January 31,	October 31,
	2004	2003

Raw materials, parts and subassemblies	$11,600	$12,122
Work-in-progress	5,299	5,938

Total inventories	$16,899	$18,060

Property, plant and equipment are summarized below (in thousands):

	January 31,	October 31,
	2004	2003

Land	$5,075	$5,075
Buildings and improvements	40,181	36,881
Machinery and equipment	33,014	33,392
Furniture and fixtures	2,964	2,964
Construction in process	5,289	7,128

	86,523	85,440
Less-accumulated depreciation	(42,070)	(41,442)

Total property, plant and equipment, net	$44,453	$43,998

The components of costs and estimated earnings in excess of billings (in thousands):

	January 31,	October 31,
	2004	2003

Costs and estimated earnings	$161,998	$136,744
Progress billings	(138,094)	(104,570)

Total costs and estimated earnings in excess of billings	$23,904	$32,174

The components of billings in excess of costs and estimated earnings (in thousands):

	January 31,	October 31,
	2004	2003

Costs and estimated earnings	$180,069	$209,898
Progress billings	(164,746)	(196,682)

Total billings in excess of costs and estimated earnings	$15,323	$13,216

D.     COMPREHENSIVE INCOME

Our comprehensive income consists of net income and the change in fair value of marketable securities. At January 31, 2004, marketable securities consisted of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 5-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. At January 31, 2003, we had an interest rate swap agreement which was used as a cash flow hedge in the management of interest rate exposure. The interest rate swap agreement was settled in September 2003. Comprehensive income for the three month period ended January 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended January 31,
	2004	2003

Net income	$747	$2,524
Change in fair value of hedge instrument	--	21
Change in fair value of marketable securities	129	--

Comprehensive income	$876	$2,545

E.     STOCK-BASED COMPENSATION

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

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through January 31, 2004 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Three Months Ended January 31,
	2004	2003

Net income, as reported	$747	$2,524
Less: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(228)	(169)

Pro forma net income	$519	$2,355

Basic earnings per share:
As reported	$0.07	$0.24
Pro forma	$0.05	$0.22
Diluted earnings per share:
As reported	$0.07	$0.24
Pro forma	$0.05	$0.22

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

The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our annual report on Form 10-K for the year ended October 31, 2003. For purposes of this presentation, all general corporate expenses have been allocated among operating segments based primarily on revenues. The corporate assets are mainly cash and cash equivalents and marketable securities.

        Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended January 31,
	2004	2003

Revenues:
Electrical Power Products	$46,159	$65,561
Process Control Systems	7,068	6,019

Total	$53,227	$71,580

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle:
Electrical Power Products	$931	$4,614
Process Control Systems	249	215

Total	$1,180	$4,829

	January 31,	October 31,
	2004	2003

Assets:
Electrical Power Products	$126,628	$127,721
Process Control Systems	14,099	14,269
Corporate	49,288	48,350

Total	$190,015	$190,340

G.     GOODWILL AND OTHER INTANGIBLE ASSETS

        A summary of goodwill and other intangible assets follows (in thousands):

	January 31, 2004		October 31, 2003

	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Goodwill	$304	$181	$304	$181
Intangible assets subject to amortization:
Deferred loan costs	233	26	233	23
Patents and Trademarks	837	520	837	505

The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three months ended January 31, 2004 was $18 thousand. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $70 thousand.

H.     COMMITMENTS AND CONTINGENCIES

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $2.1 million as of January 31, 2004. We also had performance bonds totaling approximately $167.9 million that were outstanding at January 31, 2004.

The Company is a partner in a joint venture (the “Joint Venture”),which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. Part of the follow-on contractor’s claim contains unsubstantiated allegations that such work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. The ultimate disposition of the Joint Venture’s claim against the MTA and the MTA’s potential claim for indemnification based on the follow-on contractor’s claims are not presently determinable. Although an unfavorable outcome to the follow-on contractor’s claim could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows, the Company believes that an unfavorable outcome with respect to these matters, under the circumstances and on the basis of the information now available, is unlikely.

I.     SUBSEQUENT EVENT

In February 2004, we announced our decision to close our plant in Greenville, Texas, and relocate the manufacture of the associated distribution switch product lines to our North Canton, Ohio facility. We expect the transfer of the product lines to be completed during the third quarter of fiscal 2004. Pre-tax expenses associated with the plant closing are estimated to range from $500 to $750 thousand.

Part I
      Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 26% to $53.2 million in the first quarter of fiscal 2004 as compared to first quarter 2003 revenues of $71.6 million, primarily due to a decline in new infrastructure investments in the industrial and utility markets served by our Electrical Power Products segement. Domestic revenues decreased $16.6 million to $45.3 million for the three months ended January 31, 2004. International revenues decreased 18% in the first quarter 2004 to $7.9 million from $9.6 million in the same quarter of the prior year. Revenues outside of the United States accounted for 15% of consolidated revenues in the first quarter of fiscal 2004 compared to 13% in the same period last year.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $46.2 million for the three months ended January 31, 2004 compared to $65.6 million for the same time period of the previous year. In the first quarter of 2004, revenues from public and private utilities were 38% lower than the first quarter of fiscal 2003. This was primarily due to a significant decline in new investments in electrical power generation facilities. Utility revenues were $19 million compared to $30 million in the first quarter of 2003. Revenues from industrial customers totaled $21 million, a decrease of $8 million, or 28%, from the same time period of the previous year. This decrease in revenue from industrial customers resulted primarily from lower revenues related to the manufacture and delivery of power control modules for new oil and gas production facilities. Municipal and transit projects generated revenues of $13 million during the first quarter of 2004 and 2003.

Gross profit, as a percentage of revenues, was 17.8% in the first quarter of fiscal 2004, compared to 19.4% in the first quarter of fiscal year 2003. Gross profit was adversely impacted by lower production volumes and competitive pricing pressures. Partially offsetting adverse market conditions were the results of our efforts to reduce our costs of production by improving operating efficiencies through the implementation of lean initiatives. In addition, we incurred separation costs of $0.2 million as a result of reductions in our workforce.

Process Control Systems

Revenues in our Process Control Systems segment increased 17% to $7.1 million compared to $6.0 million in the first quarter of fiscal 2003. Our most significant project during the first quarter of 2004 was a contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels from the Port Authority of New York and New Jersey. First quarter revenue attributable to this project totaled $2.8 million. Gross profit, as a percentage of revenues, was 19.2% in the first quarter of fiscal 2004 compared to 25.1% in the first quarter of 2003. Margins fell during the first quarter of 2004 due to a higher proportion of segment revenue attributable to subcontract work, which carries substantially lower margins.

For additional information related to our business segments, see Note F of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Selling, general and administrative expenses increased to 16.0% of revenues in the first quarter of 2004 compared to 13.1% of revenues in the first quarter of fiscal year 2003. Our commitment to continue to develop our customer markets and products resulted in an increase in operating expenses relative to our revenues. Research and development expenditures were $0.9 million in the first quarter of fiscal 2004 compared to $0.7 million in last year’s first quarter. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes. For the full year, we anticipate research and development spending will be comparable to fiscal year 2003 expenditures of $3.6 million.

Interest Income and Expense

We incurred $27 thousand in interest expense on our outstanding industrial development revenue bonds during the quarter compared to $86 thousand for the three months ended January 31, 2003. In September 2003, we paid off our term debt, which accounted for the majority of the interest expense incurred in the first quarter of 2003. As a result of lower levels of debt and decreased interest rates, our interest expense has declined.

Interest income increased by $100 thousand to $192 thousand for the first quarter of 2004 compared to the same period of the previous year. An increase in invested funds during 2004 has been partially offset by the lower interest rate environment.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 36.7% in the first quarter of fiscal 2004 compared to 37.2% in the first quarter of fiscal 2003. The decrease in the provision is primarily due to the decrease in consolidated pre-tax earnings, which has changed our effective federal income tax rate from 35% in 2003 to 34% in 2004.

Net Income

Net income was $747 thousand, or $0.07 per diluted share, in the first quarter of fiscal 2004 compared to $2.5 million, or $0.24 per diluted share, in the first quarter of fiscal 2003. The decrease in net income primarily relates to lower business volume and decreased gross profits in fiscal 2004.

In the first quarter of fiscal 2003, net income was negatively impacted as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. During that quarter, we recorded a goodwill impairment loss of $0.5 million as a cumulative effect of a change in accounting principle. The goodwill impairment charge accounted for a loss of $0.04 per diluted share.

Backlog

The order backlog on January 31, 2004, was $137.3 million, compared to $157.5 million at fiscal year end 2003 and $168.5 million at the end of the first quarter one year ago. New orders placed during the first quarter totaled $33.1 million versus $36.3 million in our fourth quarter 2003 and $50.7 million for the same period last year. Capital spending on new infrastructure projects has declined due to uncertainty with the U.S. economy, thus causing the decline in our backlog and bookings.

Liquidity and Capital Resources

We have maintained a strong liquidity position. Working capital was $97.7 million at January 31, 2004 compared to $96.9 million at October 31, 2003. As of January 31, 2004, current assets exceeded current liabilities by 3.3 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of January 31, 2004, we had cash and cash equivalents of $37.3 million, as well as $5.7 million in marketable debt securities, a slight increase from year end 2003. Long-term debt, including current maturities, totaled $7.3 million at January 31, 2004 compared to $7.4 million at October 31, 2003. In addition to our long-term debt, we have a $15 million revolving credit agreement expiring February 2006. As of January 31, 2004, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of January 31, 2004.

Operating Activities

For the three months ended January 31, 2004, cash from operating activities provided $1.8 million. A net reduction in operating assets and liabilities provided $2.0 million compared to the net investment of $5.2 million in operating assets in the first quarter of 2003. During the first quarter of 2004, the primary source of cash from operating activities was due to increased billings on percentage of completion projects. In addition, reductions in inventory provided cash from operations as opposed to the increases in inventory during the first quarter of 2003 partially offset by increases in accounts receivable.

Investing Activities

Cash used for the purchase of property, plant and equipment during the three months ended January 31, 2004 was $1.5 million, as compared to $1.8 million for the three months ended January 31, 2003. The majority of our 2004 and 2003 capital expenditures were to increase our manufacturing capabilities available for the manufacture of electrical power control modules. These modules are provided to the oil and gas industry for use on offshore platforms.

Financing Activities

Financing activities provided $250 thousand in the first quarter of 2004. The primary source of cash from financing activities was the proceeds from the exercise of stock options. During the first quarter of 2003, the primary use of cash was to repay our term debt. The term loan was paid off in September 2003.

Outlook

For the second quarter of 2004, we expect earnings from continuing operations to range between $0.04 and $0.09 per diluted share. For the full year 2004, we expect earnings from continuing operations to range between $0.35 and $0.50 per diluted share. Fiscal year 2004 revenue is expected to range between $205 million and $220 million.

We will continue to invest in our manufacturing capabilities and expect capital expenditures for full fiscal year 2004 to range between $5.0 million and $8.0 million. During 2002, we initiated a project to increase our manufacturing capacity available for the manufacture of electrical power control modules. This project is expected to be completed in the first half of fiscal year 2004.

In spite of declining business volumes, we anticipate that our cash position will improve slightly during 2004 due to cost containment and investment income. We believe that working capital, borrowing capabilities, and funds generated from operations should be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future.

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

Part 1
      Item 4

CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Part II

OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings
The Company is a party to disputes arising in the ordinary course of business. Management does not believe that the ultimate outcome of these disputes will materially affect the financial condition or results of operations of the Company.

Changes in Securities and Use of Proceeds
None

Defaults Upon Senior Securities
Not applicable

Submission of Matters to a Vote of Security Holders
None

Other Information
None

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

          3.2 - Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended
                  April 30, 1995 and incorporated herein by reference).

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
Form 8-K filed on February 27, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

March 1, 2004 Date	/s/ THOMAS W. POWELL Thomas W. Powell President & Chief Executive Officer (Principal Executive Officer)
March 1, 2004 Date	/s/ DON R. MADISON Don R. Madison Vice President & Chief Financial Officer (Principal Financial Officer)