Form 10-Q
period 2004-04-30
POWELL INDUSTRIES INC
filed 2004-06-14
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004.

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-6050

POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)

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

Yes   X      No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                       Common Stock, par value $.01 per share; 10,688,687 shares outstanding as of June 7, 2004.

Powell Industries, Inc. and Subsidiaries

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	April 30, 2004	October 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$46,359	$36,788
Marketable securities	5,575	5,528
Accounts receivable, less allowance for doubtful accounts of $1,016 and $1,283,
respectively	47,293	45,265
Costs and estimated earnings in excess of billings	21,092	32,174
Inventories	14,736	18,060
Income taxes receivable	--	1,045
Deferred income taxes	2,288	--
Prepaid expenses and other current assets	3,998	2,453

Total Current Assets	141,341	141,313
Property, plant and equipment, net	45,087	43,998
Other assets	5,310	5,029

Total Assets	$191,738	$190,340

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$593	$468
Income taxes payable	2,991	1,999
Accounts payable	12,171	14,342
Accrued salaries, bonuses and commissions	6,647	6,396
Billings in excess of costs and estimated earnings	14,856	13,216
Accrued product warranty	1,763	1,929
Other accrued expenses	4,375	6,074

Total Current Liabilities	43,396	44,424
Long-term debt and capital lease obligations, net of current maturities	7,048	6,891
Deferred compensation	1,640	1,608
Other liabilities	1,030	813

Total Liabilities	53,114	53,736
Commitments and contingencies (Note I)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
Common stock, par value $.01; 30,000,000 shares authorized; 11,000,000 and
10,994,000 shares issued, respectively; 10,688,000 and 10,641,000 shares
outstanding, respectively	110	110
Additional paid-in capital	9,247	8,961
Retained earnings	134,097	132,990
Treasury stock, 312,000 shares and 352,000 shares respectively, at cost	(2,925)	(3,312)
Accumulated other comprehensive loss	(55)	(118)
Deferred compensation	(1,850)	(2,027)

Total Stockholders' Equity	138,624	136,604

Total Liabilities and Stockholders' Equity	$191,738	$190,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenues	$51,476	$64,201	$104,703	$135,781
Cost of goods sold	42,857	52,077	86,529	109,425

Gross profit	8,619	12,124	18,174	26,356
Selling, general and administrative expenses	8,187	8,909	16,726	18,318

Income before interest and income taxes	432	3,215	1,448	8,038
Interest expense	34	81	62	167
Interest income	(175)	(88)	(367)	(180)

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle	573	3,222	1,753	8,051
Income tax provision	213	1,204	646	2,999

Income from continuing operations before cumulative effect of
change in accounting principle	360	2,018	1,107	5,052
Cumulative effect of change in accounting principle, net of
$285 tax	--	--	--	(510)

Net income	$360	$2,018	$1,107	$4,542

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.03	$0.19	$0.10	$0.48
Cumulative effect of change in accounting principle	--	--	--	(0.05)

Net earnings	$0.03	$0.19	$0.10	$0.43

Diluted:
Earnings from continuing operations	$0.03	$0.19	$0.10	$0.47
Cumulative effect of change in accounting principle	--	--	--	(0.04)

Net earnings	$0.03	$0.19	$0.10	$0.43

Weighted average number of common shares outstanding -
Basic	10,676	10,580	10,664	10,577

Weighted average number of common and common equivalent
shares outstanding - Diluted	10,768	10,657	10,764	10,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended April 30,
	2004	2003

Operating Activities:
Net income	$1,107	$4,542
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	--	510
Depreciation and amortization	2,339	2,499
Deferred income tax provision	(2,852)	467
Other	21	79
Changes in operating assets and liabilities:
Accounts receivable, net	(2,028)	18,663
Costs and estimated earnings in excess of billings	11,082	(886)
Inventories	3,324	368
Prepaid expenses and other current assets	(1,545)	(1,515)
Other assets	(315)	(333)
Accounts payable and income taxes payable	(34)	(238)
Accrued liabilities	(993)	(3,645)
Billings in excess of costs and estimated earnings	1,640	(1,901)
Deferred compensation	254	181
Other liabilities	127	(28)

Net cash provided by operating activities	12,127	18,763

Investing Activities:
Purchases of property, plant and equipment	(3,135)	(2,802)

Net cash used in investing activities	(3,135)	(2,802)

Financing Activities:
Borrowings of short-term debt	217	--
Repayments of debt	(135)	(714)
Proceeds from issuance of common stock	--	70
Proceeds from exercise of stock options	497	10

Net cash provided by (used in) financing activities	579	(634)

Net increase in cash and cash equivalents	9,571	15,327
Cash and cash equivalents at beginning of period	36,788	14,362

Cash and cash equivalents at end of period	$46,359	$29,689

Supplemental disclosures of cash flow information (in thousands):
Cash paid during the period for:
Interest	$62	$177

Income taxes	$1,344	$2,290

Non-cash investing and financing activities:
Change in fair value of interest rate swap during the period, net of $24 income
taxes	$--	$44

Change in fair value of marketable securities during the period, net of $34
income taxes	$63	$--

Issuance of common stock for deferred directors' fees	$75	$--

Assets acquired under capital lease obligations	$200	$--

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires the consolidation of any variable interest entities in which a company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The provisions of FIN 46 and FIN 46R related to special-purpose entities were effective for reporting periods ending after December 15, 2003. The adoption of these provisions during the quarter ended January 31, 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows. The remaining provisions were adopted during the quarter ended April 30, 2004, and they did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The adoption of EITF 03-1 during the quarter ended January 31, 2004 had no impact on our consolidated financial position, results of operations or cash flows.

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

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through April 30, 2004 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net income, as reported	$360	$2,018	$1,107	$4,542
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(228)	(168)	(456)	(337)

Pro forma net income	$132	$1,850	$651	4,205

Basic earnings per share:
As reported	$0.03	$0.19	$0.10	$0.43
Pro forma	$0.01	$0.17	$0.06	$0.40
Diluted earnings per share:
As reported	$0.03	$0.19	$0.10	$0.43
Pro forma	$0.01	$0.17	$0.06	$0.39

C.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Numerator:
Income from continuing operations available to
common stockholders	$360	$2,018	$1,107	$5,052
Cumulative effect of change in accounting
principle, net of tax	--	--	--	(510)

Net income available to common stockholders	$360	$2,018	$1,107	$4,542

Denominator:
Denominator for basic earnings per share-weighted
average shares	10,676	10,580	10,664	10,577
Dilutive effect of stock options	92	77	100	88

Denominator for diluted earnings per
share-adjusted weighted average shares with
assumed conversions	10,768	10,657	10,764	10,665

Basic earnings per share:
Earnings from continuing operations	$0.03	$0.19	$0.10	$0.48
Cumulative effect of change in accounting principle	--	--	--	(0.05)

Net earnings	$0.03	$0.19	$0.10	$0.43

Diluted earnings per share:
Earnings from continuing operations	$0.03	$0.19	$0.10	$0.47
Cumulative effect of change in accounting principle	--	--	--	(0.04)

Net earnings	$0.03	$0.19	$0.10	$0.43

For the three months ended April 30, 2004 and 2003, options to purchase a total of 354 thousand and 494 thousand shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the six months ended April 30, 2004 and 2003, options to purchase a total of 356 thousand and 494 thousand shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

D.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in the allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Balance at beginning of period	$1,280	$1,165	$1,283	$1,209
Adjustments to the reserve	(238)	(16)	(233)	(58)
Deductions for uncollectible accounts written
off, net of recoveries	(26)	(84)	(34)	(86)

Balance at end of period	$1,016	$1,065	$1,016	$1,065

Activity in the accrued product warranty account consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Balance at beginning of period	$1,833	$2,114	$1,929	$2,123
Adjustments to the reserve	344	387	695	911
Deductions for warranty charges	(414)	(452)	(861)	(985)

Balance at end of period	$1,763	$2,049	$1,763	$2,049

The components of inventories are summarized below (in thousands):

	April 30, 2004	October 31, 2003

Raw materials, parts and subassemblies	$10,037	$12,122
Work-in-process	4,699	5,938

Total inventories	$14,736	$18,060

Property, plant and equipment is summarized below (in thousands):

	April 30, 2004	October 31, 2003

Land	$5,075	$5,075
Buildings and improvements	40,208	36,881
Machinery and equipment	33,690	33,392
Furniture and fixtures	2,966	2,964
Construction in progress	6,270	7,128

	88,209	85,440
Less-accumulated depreciation	(43,122)	(41,442)

Total property, plant and equipment, net	$45,087	$43,998

Depreciation expense for the six months ended April 30, 2004 and 2003 was $2.3 million and $2.5 million, respectively.

The components of costs and estimated earnings in excess of billings are summarized below (in thousands)

	April 30, 2004	October 31, 2003

Costs and estimated earnings	$118,577	$136,744
Progress billings	(97,485)	(104,570)

Total costs and estimated earnings in excess of billings	$21,092	$32,174

The components of billings in excess of costs and estimated earnings are summarized below (in thousands):

	April 30, 2004	October 31, 2003

Progress billings	$212,888	$209,898
Costs and estimated earnings	(198,032)	(196,682)

Total billings in excess of costs and estimated earnings	$14,856	$13,216

E.     COMPREHENSIVE INCOME

Comprehensive income in 2004 consists of net income and the change in fair value of marketable securities. At April 30, 2004, marketable securities consisted of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 5-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. At April 30, 2003, we had an interest rate swap agreement which was used as a cash flow hedge in the management of interest rate exposure. The interest rate swap agreement was settled in September 2003. Comprehensive income for the three and six month periods ended April 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net income	$360	$2,018	$1,107	$4,542
Change in fair value of marketable securities,
net of tax	(66)	--	63	--
Change in fair value of hedge instrument, net of
tax	--	23	--	44

Comprehensive income	$294	$2,041	$1,170	$4,586

F.     POSTRETIREMENT BENEFITS

The following table illustrates the components of net periodic postretirement benefit expense in the employee retiree benefit plan (in thousands):

	Post-Retirement Plan Benefits
	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Service cost	$19	$--	$37	$1
Interest cost	21	--	42	2
Amortization of prior service cost	24	--	48	1
Amortization of net (gain) loss	(1)	--	(1)	--

Net periodic postretirement benefit expense	$63	$--	$126	$4

G.     BUSINESS SEGMENTS

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenues:
Electrical Power Products	$43,993	$58,153	$90,152	$123,714
Process Control Systems	7,483	6,048	14,551	12,067

Total	$51,476	$64,201	$104,703	$135,781

Gross profit:
Electrical Power Products	$7,024	$10,630	$15,223	$23,351
Process Control Systems	1,595	1,494	2,951	3,005

Total	$8,619	$12,124	$18,174	$26,356

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle:
Electrical Power Products	$270	$2,993	$1,201	$7,606
Process Control Systems	303	229	552	445

Total	$573	$3,222	$1,753	$8,051

	April 30, 2004	October 31, 2003

Assets:
Electrical Power Products	$119,582	$127,721
Process Control Systems	13,020	14,269
Corporate	59,136	48,350

Total	$191,738	$190,340

H.     GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets follows (in thousands):

	April 30, 2004		October 31, 2003

	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Goodwill	$304	$181	$304	$181
Intangible assets subject to amortization:
Deferred loan costs	233	29	233	23
Patents and Trademarks	837	534	837	505

The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three and six months ended April 30, 2004 was $17 thousand and $35 thousand, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $70 thousand.

I.     COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings arising in the oridinary course of business. We do not believe that the ultimate outcome of these disputes will materially affect our financial position or future results of operations.

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $10.7 million as of April 30, 2004. We also had performance bonds totaling approximately $162.6 million that were outstanding at April 30, 2004.

Other Contingencies

The Company is a partner in a joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. Part of the follow-on contractor’s claim contains unsubstantiated allegations that such work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

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

J.     PLANT CLOSING COSTS

In February 2004, we announced our decision to close our plant in Greenville, Texas and relocate the manufacture of the associated distribution switch product lines to our North Canton, Ohio facility. Pre-tax expenses associated with the plant closing are estimated to range from $0.5 million to $0.75 million, of which $0.3 million was recorded in the second quarter 2004. This includes involuntary termination benefits of $0.25 million for 43 employees at our Greenville facility. These expenses are primarily included on the Statement of Operations in cost of goods sold. To date, there have not been any involuntary termination benefits paid associated with this plant closing.

K.     SUBSEQUENT EVENT

In June 2004, we decided to close our facility in Elyria, Ohio, and relocate operations to our facility in Northlake, Illinois. Accordingly, pre-tax expenses associated with the plant closing are estimated to range from $1.25 million to $1.75 million, of which we anticipate $0.5 million to $0.75 million will be recorded in the quarter ending July 31, 2004. Consolidation of these two operations is expected to be complete by the end of the first quarter of fiscal 2005.

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

Overview

The challenging market conditions that existed in fiscal 2003 have continued in fiscal 2004. We continue to experience a significant reduction in market demand for our products. Additionally, market price levels have deteriorated as competition for available business volume intensified. However, we have been able to expand system modification and replacement equipment activity as companies look for ways to extend the lives of their existing systems.

Although we currently face reduced demand and prices, there are encouraging early signs of a U.S. economic recovery. Historically, business expansion within our principal markets — public and private utilities, heavy industry and public agencies — have lagged these general economic trends by six to twelve months as our revenues are principally driven by new capital investments. One of the positive trends we have experienced is an increase in bookings activity. New orders booked in the second quarter of fiscal 2004 totaled $45.3 million, an increase of $12.2 million over the first quarter of 2004. This positive new order trend follows three consecutive quarters of bookings totaling $35.8 million, $36.3 million and $33.1 million for the three months ended July 31, 2003, October 31, 2003 and January 31, 2004, respectively. We are optimistic that we will see further improvements in the third and fourth quarters of fiscal 2004.

In anticipation of improving business opportunities, we are taking advantage of lower production volumes to make necessary capital improvements to our manufacturing facility in Houston, Texas. We have committed to projects totaling $5.6 million. These projects include a new metal finishing and paint system and replacement of some older metal fabricating equipment with a major laser cut fabricating center and material handling system. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements. We have also taken the difficult decision to consolidate some of our businesses. In February 2004, we announced the closing of our Greenville, Texas facility and the relocation of our switch product lines to our North Canton, Ohio operation. Pre-tax expenses associated with the plant closing are estimated to range between $0.5 million and $0.75 million, of which $0.3 million was recorded in the second quarter of 2004. The Greenville facility is expected to be idle by the end of the fiscal year. In June 2004, we decided to close our facility in Elyria, Ohio, and relocate operations to our facility in Northlake, Illinois. Accordingly, pre-tax expenses associated with the plant closing are estimated to range from $1.25 million to $1.75 million, of which we anticipate $0.5 million to $0.75 million will be recorded in the quarter ending July 31, 2004. We expect the consolidation of these two operations to be completed by the end of the first quarter of fiscal 2005.

We continue to focus on managing our working capital. As of April 30, 2004, Powell Industries held cash, cash equivalents and marketable securities of $52 million, an increase of nearly $10 million from year-end 2003. We believe we are well-positioned to take advantage of improving economic and market conditions.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 20% to $51.5 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal year 2003 revenues of $64.2 million. Domestic revenues decreased $12.0 million to $43.1 million for the three months ended April 30, 2004 compared to the same period a year ago. Revenues outside of the United States accounted for 16% of consolidated revenues in the second quarter of fiscal 2004 compared to 14% for the three months ended April 30, 2003.

For the six months ended April 30, 2004, consolidated revenues decreased 23% to $104.7 million compared to the six months ended April 30, 2003 revenues of $135.8 million. Domestic revenues for the first six months of fiscal 2004 were $88.4 million compared to $117.1 million for the first six months of fiscal 2003. For the six months ended April 30, 2004, revenues outside of the United States accounted for 16% of consolidated revenues compared to 14% for the same period a year ago. We anticipate that international revenues will continue to strengthen throughout fiscal 2004.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $44.0 million for the three months ended April 30, 2004 compared to $58.2 million for the second quarter of fiscal 2003. A decline in revenues from industrial customers had the most significant impact on our second quarter revenues as compared to the prior year. Revenues from industrial customers decreased to $30 million, an 18% reduction, or nearly $7 million. Declining demand for the manufacture and delivery of power control modules for new oil and gas production facilities led to this decrease. Many of the long-term projects to construct new oil and gas production facilities that were entered into our backlog during 2001 and 2002 have been completed. Revenues from public and private utilities were $11 million, a decline of $3 million. Municipal and transit projects generated revenues of $3 million compared to nearly $7 million a year ago.

For the six months ended April 30, 2004, this segment recorded revenues of $90.2 million compared to $123.7 million for the first six months of fiscal 2003. During the first six months of 2004, revenues from all markets were down from the same period a year ago. Utility revenues totaled nearly $30 million, a decline of 33%; industrial revenues were $52 million, a decline of 21%; and revenues from municipal and transit projects totaled nearly $9 million, down 35%.

Gross profit, as a percentage of revenues, was 16.0% in the second quarter of 2004 compared to 18.3% in the second quarter of 2003. Inflationary pressures, primarily from higher commodity prices, have contributed to lower gross profits. During the second quarter 2004, direct material expenses increased by approximately 3.5%, or $750 thousand, primarily due to higher commodity prices in copper, aluminum and steel compared to the same period a year ago. Gross profit was also adversely impacted by one-time expenses of $335 thousand associated with our decision to consolidate our Greenville, Texas and North Canton, Ohio operations. These expenses include employee severance of $250 thousand, training and equipment relocation costs.

For the six months ended April 30, 2004, gross profit as a percentage of revenues decreased to 16.9% from 18.9% for the first six months of fiscal 2003. Higher commodity price levels have contributed to lower gross profit. Direct material costs increased approximately 2.9%, or $1.2 million, during the first six months of 2004 compared to the same period a year ago. In addition, we incurred separation costs and other one-time expenses of $0.5 million as a result of reductions in our workforce and our decision to consolidate operations.

Revenues and gross profit for both periods have been adversely impacted by competitive pricing in a depressed marketplace. Partially offsetting adverse market conditions have been the results of our efforts to reduce our costs of production by improving operating efficiencies through the implementation of lean initiatives.

Process Control Systems

Revenues in our Process Control Systems segment were $7.5 million and $14.6 million for the three and six months ended April 30, 2004 compared to $6.0 million and $12.1 million for the same time period of the previous year. The most significant project in our backlog is a contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels for the Port Authority of New York and New Jersey valued at $37.5 million. Revenue attributable to this project totaled $2.3 million and $5.1 million for the three and six months ended April 30, 2004. As of April 30, 2004 the remaining value associated with this project in our backlog is $28.3 million.

Gross profit was $1.6 million and $3.0 million for the three and six months ended April 30, 2004 compared to $1.5 million and $3.0 million for the same time period of the previous year.

For additional information related to our business segments, see Note G of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Selling, general and administrative expenses were $8.2 million, or 15.9% of revenues, in the three months ended April 30, 2004 compared to $8.9 million, or 13.9% of revenues, in the second quarter of fiscal 2003. We have reduced our expenses by $0.7 million in the second quarter compared to the same period a year ago; however, we have maintained our focus on developing our markets and new product development. As a result, selling, general and administrative expenses as a percentage of revenues have increased. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes. These costs are included in selling, general and administrative expenses. Research and development expenditures were $0.9 million in the three months ended April 30, 2004 compared to $0.7 million in the second quarter of fiscal 2003.

For the six months ended April 30, 2004, selling, general and administrative expenses were $16.7 million, or 16.0% of revenues, compared to $18.3 million, or 13.5% of revenues, for the first six months of fiscal 2003. For the six months ended April 30, 2004, research and development expenditures were $1.8 million compared to $1.5 million in first six months of fiscal 2003. For the full year, we anticipate research and development spending will be comparable to fiscal year 2003 expenditures of $3.6 million.

Interest Income and Expense

We incurred $34 thousand in interest expense in the second quarter of 2004 compared to $81 thousand in the same period a year ago. Interest expense has been reduced by a lower average balance on our industrial revenue bond debt and favorable interest rates. Additionally, during the second quarter of 2003, we incurred $57 thousand in interest expense on our term loan and the associated interest rate swap. In September 2003, we paid the remaining principal balance on our term loan which has reduced our interest expense.

For the six months ended April 30, 2004, we incurred $62 thousand in interest expense compared to $167 thousand for the same time period of fiscal 2003. In the six months ended April 30, 2003, we incurred $121 thousand in interest expense on our term loan and the associated interest rate swap which were settled in September 2003.

Interest income increased by $87 thousand to $175 thousand for the second quarter 2004 compared to the same period of the previous year. For the first six months of 2004, interest income increased by $187 thousand to $367 thousand compared the first six months of 2003. Interest income for the three and six month periods ended April 30, 2004 increased compared to the same periods of last year due primarily to higher levels of invested funds. In addition, we hold corporate bonds as discussed in Note E of the Notes to Condensed Consolidated Financial Statements that yield higher interest rates than the previous years’ investments.

Provision for Income Taxes

Our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 37.2% in the second quarter of fiscal 2004 compared to 37.4% in the second quarter of fiscal 2003. For the six months ended April 30, 2004, our provision for income taxes reflects an effective income tax rate on earnings before income taxes of 36.9% compared to 37.3% for the same period a year ago. The lower effective tax rate is primarily due to increased interest income from investments in non-taxable securities. As overall pre-tax income has declined, income from non-taxable investments has become a higher percentage of taxable income.

Net income

Net income was $360 thousand, or $0.03 per diluted share, in the second quarter of fiscal year 2004 compared to $2.0 million, or $0.19 per diluted share, in the second quarter of fiscal year 2003.

For the six months ended April 30, 2004, net income was $1.1 million, or $0.10 per diluted share, compared to $4.5 million, or $0.43 per diluted share, for the first six months of 2003. For the first six months of fiscal 2003, net income was negatively impacted as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the first quarter of fiscal 2003, we recorded a goodwill impairment loss of $0.5 million as a cumulative effect of a change in accounting principle. The goodwill impairment charge accounted for a loss of $0.04 per diluted share.

Lower selling, general and administrative expenses, along with higher interest income, have partially offset a decline in business volume and lower gross profits which have resulted in earnings weakening during fiscal 2004.

Backlog

The order backlog on April 30, 2004, was $131.2 million, compared to $157.5 million at fiscal year end 2003 and $203.0 million at the end of the second quarter one year ago. New orders placed during the second quarter totaled $45.3 million versus $33.1 million in the first quarter of 2004 and $98.7 million in our second quarter 2003.

Liquidity and Capital Resources

We have maintained a strong liquidity position. Working capital was $97.9 million at April 30, 2004 compared to $96.9 million at October 31, 2003. The improvement was mainly due to billing and collection of our net investment in long-term contracts. As of April 30, 2004, current assets exceeded current liabilities by 3.3 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of April 30, 2004, we had cash and cash equivalents of $46.4 million, as well as $5.6 million in marketable debt securities, a $9.6 million increase in cash and cash equivalents from the end of fiscal 2003. Long-term debt, including current maturities, totaled $7.6 million at April 30, 2004 compared to $7.4 million at October 31, 2003, our fiscal year end. As of April 30, 2004, our long-term debt was limited to our industrial revenue bonds, with the next payment of $400 thousand on these bonds scheduled for October 2004. In addition to our long-term debt, we have a $15 million revolving credit agreement expiring February 2006. As of April 30, 2004, there was $107 thousand borrowed under this line of credit. We were in compliance with all debt covenants as of April 30, 2004.

Operating Activities

For the six months ended April 30, 2004, cash from operating activities provided $12.1 million. A net reduction in investments in contract costs and inventories provided $14.4 million as projects in our backlog reached contractual billing milestones. For the six months ended April 30, 2003, cash from operating activities provided $18.8 million. Both periods provided substantial cash due to decreases in operating assets such as contract costs, accounts receivable and inventories. Lower sales volumes have equated into less cash being reinvested in operating assets.

Investing Activities

Cash used for the purchase of property, plant and equipment during the six months ended April 30, 2004 was $3.1 million, compared to $2.8 million for the six months ended April 30, 2003. The majority of our 2004 capital investments will be used to improve our capabilities to manufacture switchgear and electrical power control rooms. We have committed to capital projects totaling $5.6 million to acquire a new metal finishing and paint system, a major laser cut fabricating center, and material handling system. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements.

Financing Activities

Financing activities provided $579 thousand in the first six months of 2004. These financing activities were primarily from the exercise of stock options. Net cash used in financing activities for the six months ended April 30, 2003 was $634 thousand. The decrease in cash used in financing activities during the first six months of 2004 as compared to the same period in 2003 is due to lower levels of debt as the remaining principal balance on our term loan was paid in September 2003 per the contract terms.

Outlook

We expect continued weakness and depressed price levels in the Electrical Power Products markets we serve throughout the balance of fiscal 2004. We expect full year revenues to range between $205 million and $220 million. Full year earnings from continuing operations are expected to range between $0.16 and $0.26 per diluted share. For the third quarter of 2004, we expect earnings from continuing operations to range between $0.01 and $0.06 per diluted share. These full year and third quarter estimates include the one-time costs associated with combining our Elyria, Ohio and Northlake, Illinois operations as discussed in Note K of the Notes to Condensed Consolidated Financial Statements.

We will continue to invest in our manufacturing capabilities and expect capital expenditures for full fiscal year 2004 to range between $6.0 million and $8.0 million. The majority of these investments will be used to improve the efficiency and quality of our manufacturing operations at our Houston, Texas facility.

We anticipate that our cash position will remain relatively unchanged for the balance of fiscal 2004. We believe that working capital, borrowing capabilities, and funds generated from operations will be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future.

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

Accruals for Contingent Liabilities

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The amounts we record for insurance, warranties, legal and other contingencies require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as other specific circumstances surrounding these claims in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

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

We manage our exposure to changes in foreign exchange rates primarily through arranging compensation in U.S. dollars. Risks associated with changes in commodity prices are primarily managed through utilizing short-term, fixed price contracts with suppliers. Risks related to foreign exchange rates and commodity prices are monitored and actions could be taken to hedge these risks in the future. We believe that fluctuations in foreign exchange rates will not have a material near-term effect on our future earnings and cash flows; however, fluctuations in commodity prices may have a short-term effect on our future earnings and cash flows.

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

Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None

Defaults Upon Senior Securities
Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on March 5, 2004, Joseph L. Becherer and
Thomas W. Powell were elected as directors of the Company with terms ending in 2007. The directors continuing in office after the meeting are James F. Clark, Stephen W. Seale, Jr., Robert C. Tranchon,
Eugene L. Butler, and Ronald J. Wolny. As to each nominee for director, the number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Nominee Joseph L. Becherer Thomas W. Powell	Votes Cast For 9,956,865 9,002,561	Votes Cast Against 383,093 1,337,397	Votes Withheld --- ---	Abstenions --- ---	Non-Votes 313,988 313,988

At the annual meeting the stockholders also approved and ratified the proposal to change the state of incorporation of the Company from Nevada to Delaware by merging the Company into a wholly owned subsidiary of the Company that is incorporated under the laws of Delaware. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter was as follows:

Votes Cast For 6,897,687	Votes Cast Against 600,744	Votes Withheld ---	Abstentions 43,222	Non-Votes 3,112,293

ITEM 5. ITEM 6.	Other Information
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
           Form 8-K filed on May 13, 2004
Form 8-K filed on June 8, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

June 11, 2004 Date	/s/ THOMAS W. POWELL Thomas W. Powell President & Chief Executive Officer (Principal Executive Officer)
June 11, 2004 Date	/s/ DON R. MADISON Don R. Madison Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Title

3.1 --	Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as Exhibit 3 to our Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for the quarter ended April 30, 1992, respectively, and incorporated herein by reference).

3.2 --	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

31.1 --	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2 --	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1 --	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 --	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.