Form 10-Q
period 2004-07-31
POWELL INDUSTRIES INC
filed 2004-09-03
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004.

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-6050

POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)

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

                       Common Stock, par value $.01 per share; 10,710,164 shares outstanding as of August 31, 2004.

Powell Industries, Inc. and Subsidiaries

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)

	July 31, 2004	October 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$51,256	$36,788
Marketable securities	5,123	5,528
Accounts receivable, less allowance for doubtful accounts of $809 and $1,283,
respectively	44,174	45,265
Costs and estimated earnings in excess of billings on uncompleted contracts	17,349	32,174
Inventories	14,868	18,060
Income taxes receivable	424	1,045
Deferred income taxes	514	--
Prepaid expenses and other current assets	4,407	2,453

Total Current Assets	138,115	141,313
Property, plant and equipment, net	45,096	43,998
Other assets	5,938	5,029

Total Assets	$189,149	$190,340

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$477	$468
Income taxes payable	1,395	1,999
Accounts payable	13,282	14,342
Accrued salaries, bonuses and commissions	7,441	6,396
Billings in excess of costs and estimated earnings on uncompleted contracts	11,031	13,216
Accrued product warranty	1,577	1,929
Other accrued expenses	4,431	6,074

Total Current Liabilities	39,634	44,424
Long-term debt and capital lease obligations, net of current maturities	7,046	6,891
Deferred compensation	1,691	1,608
Other liabilities	977	813

Total Liabilities	49,348	53,736
Commitments and contingencies (Note I)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
Common stock, par value $.01; 30,000,000 shares authorized; 11,000,000 and
10,994,000 shares issued, respectively; 10,708,000 and 10,641,000 shares
outstanding, respectively	110	110
Additional paid-in capital	9,352	8,961
Retained earnings	134,834	132,990
Treasury stock, 292,000 shares and 352,000 shares respectively, at cost	(2,729)	(3,312)
Accumulated other comprehensive loss	(7)	(118)
Deferred compensation	(1,759)	(2,027)

Total Stockholders' Equity	139,801	136,604

Total Liabilities and Stockholders' Equity	$189,149	$190,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenues	$52,805	$60,382	$157,508	$196,163
Cost of goods sold	43,488	49,767	130,017	159,192

Gross profit	9,317	10,615	27,491	36,971
Selling, general and administrative expenses	8,849	8,498	25,574	26,815

Income before interest and income taxes	468	2,117	1,917	10,156
Interest expense	45	178	108	346
Interest income	(235)	(207)	(602)	(387)

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle	658	2,146	2,411	10,197
Income tax provision (benefit)	(79)	810	567	3,810

Income from continuing operations before cumulative effect of
change in accounting principle	737	1,336	1,844	6,387
Cumulative effect of change in accounting principle, net of
$285 tax	--	--	--	(510)

Net income	$737	$1,336	$1,844	$5,877

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.07	$0.13	$0.17	$0.60
Cumulative effect of change in accounting principle	--	--	--	(0.04)

Net earnings	$0.07	$0.13	$0.17	$0.56

Diluted:
Earnings from continuing operations	$0.07	$0.13	$0.17	$0.60
Cumulative effect of change in accounting principle	--	--	--	(0.05)

Net earnings	$0.07	$0.13	$0.17	$0.55

Weighted average number of common shares outstanding -
Basic	10,701	10,586	10,676	10,580

Weighted average number of common and common equivalent
shares outstanding - Diluted	10,777	10,662	10,768	10,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended July 31,
	2004	2003

Operating Activities:
Net income	$1,844	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	--	510
Depreciation and amortization	3,396	3,780
Deferred income tax provision	(1,516)	268
(Gain)/Loss on disposition of assets	(146)	79
Other	47	--
Changes in operating assets and liabilities:
Accounts receivable, net	1,091	24,221
Costs and estimated earnings in excess of billings on uncompleted contracts	14,825	3,984
Inventories	3,006	2,615
Prepaid expenses and other current assets	(1,112)	(751)
Other assets	(620)	(484)
Accounts payable and income taxes payable	(944)	(1,484)
Accrued liabilities	(327)	(5,439)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,185)	291
Deferred compensation	380	233
Other liabilities	171	(41)

Net cash provided by operating activities	17,910	33,659

Investing Activities:
Proceeds from sale of fixed assets	290	--
Purchases of property, plant and equipment	(4,920)	(3,390)
Purchases of marketable securities	(1,018)	(5,763)
Sales of marketable securities	1,491	--

Net cash used in investing activities	(4,157)	(9,153)

Financing Activities:
Borrowings of short-term debt	274	--
Borrowings of long-term debt	--	99
Repayments of debt	(356)	(1,071)
Proceeds from issuance of common stock	--	153
Proceeds from exercise of stock options	797	20

Net cash provided by (used in) financing activities	715	(799)

Net increase in cash and cash equivalents	14,468	23,707
Cash and cash equivalents at beginning of period	36,788	14,362

Cash and cash equivalents at end of period	$51,256	$38,069

Supplemental disclosures of cash flow information (in thousands):
Cash paid during the period for:
Interest	$106	$256

Income taxes	$1,728	$3,647

Non-cash investing and financing activities:
Change in fair value of interest rate swap during the period, net of $37 income
taxes	$--	$65

Change in fair value of marketable securities during the period, net of $33 and $100
income taxes, respectively	$111	$185

Issuance of common stock for deferred directors' fees	$75	$--

Assets acquired under capital lease obligations	$200	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
      Item 1

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended October 31, 2003. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires the consolidation of any variable interest entities in which a company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The provisions of FIN 46 and FIN 46R related to special-purpose entities were effective for reporting periods ending after December 15, 2003. These provisions were adopted during the quarter ended January 31, 2004. The remaining provisions were adopted during the quarter ended April 30, 2004. The adoption of these provisions had no impact on our consolidated financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The adoption of EITF 03-1 during the quarter ended January 31, 2004 had no impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus opinion on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share." EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. EITF 03-06 became effective during the quarter ended July 31, 2004, and the adoption did not have an impact on our calculation of earnings per share.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003" to provide accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The new requirements are effective for interim periods beginning after June 15, 2004. We provide postretirement health benefits that include prescription drug benefits, but this benefit ends when the employee reaches the age of 65. We do not anticipate that FSP 106-2 will have an impact on our postretirement benefit cost.

B.     STOCK-BASED COMPENSATION

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

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through July 31, 2004 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net income, as reported	$737	$1,336	$1,844	$5,877
Less: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(222)	(193)	(678)	(530)

Pro forma net income	515	$1,143	$1,166	$5,347

Basic earnings per share:
As reported	$0.07	$0.13	$0.17	$0.56
Pro forma	$0.05	$0.11	$0.11	$0.51
Diluted earnings per share:
As reported	$0.07	$0.13	$0.17	$0.55
Pro forma	$0.05	$0.11	$0.11	$0.50

C.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Numerator:
Income from continuing operations available to
common stockholders	$737	$1,336	$1,844	$6,387
Cumulative effect of change in accounting
principle, net of tax	--	--	--	(510)

Net income available to common stockholders	$737	$1,336	$1,844	$5,877

Denominator:
Denominator for basic earnings per share-weighted
average shares	10,701	10,586	10,676	10,580
Dilutive effect of stock options	76	76	92	92

Denominator for diluted earnings per
share-adjusted weighted average shares with
assumed conversions	10,777	10,662	10,768	10,672

Basic earnings per share:
Earnings from continuing operations	$0.07	$0.13	$0.17	$0.60
Cumulative effect of change in accounting principle	--	--	--	(0.04)

Net earnings	$0.07	$0.13	$0.17	$0.56

Diluted earnings per share:
Earnings from continuing operations	$0.07	$0.13	$0.17	$0.60
Cumulative effect of change in accounting principle	--	--	--	(0.05)

Net earnings	$0.07	$0.13	$0.17	$0.55

For the three months ended July 31, 2004 and 2003, options to purchase a total of 350 thousand and 494 thousand shares, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. For the nine months ended July 31, 2004 and 2003, options to purchase a total of 354 thousand and 494 thousand shares, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

D.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in the allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Balance at beginning of period	$1,016	$1,065	$1,283	$1,209
Adjustments to the reserve	(122)	285	(355)	227
Deductions for uncollectible accounts written
off, net of recoveries	(85)	(5)	(119)	(91)

Balance at end of period	$809	$1,345	$809	$1,345

Activity in the accrued product warranty account consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Balance at beginning of period	$1,763	$2,049	$1,929	$2,123
Adjustments to the reserve	311	384	1,006	1,295
Deductions for warranty charges	(497)	(464)	(1,358)	(1,449)

Balance at end of period	$1,577	$1,969	$1,577	$1,969

The components of inventories are summarized below (in thousands):

	July 31, 2004	October 31, 2003

Raw materials, parts and subassemblies	$9,889	$12,122
Work-in-process	4,979	5,938

Total inventories	$14,868	$18,060

Property, plant and equipment is summarized below (in thousands):

	July 31, 2004	October 31, 2003

Land	$4,845	$5,075
Buildings and improvements	40,938	36,881
Machinery and equipment	32,963	33,392
Furniture and fixtures	2,860	2,964
Construction in progress	4,314	7,128

	85,920	85,440
Less-accumulated depreciation	(40,824)	(41,442)

Total property, plant and equipment, net	$45,096	$43,998

Depreciation expense for the nine months ended July 31, 2004 and 2003 was $3.3 million and $3.7 million, respectively.

The components of costs and estimated earnings in excess of billings are summarized below (in thousands):

	July 31, 2004	October 31, 2003

Costs and estimated earnings	$117,678	$136,744
Progress billings	(100,329)	(104,570)

Total costs and estimated earnings in excess of billings on uncompleted
contracts	$17,349	$32,174

The components of billings in excess of costs and estimated earnings are summarized below (in thousands):

	July 31, 2004	October 31, 2003

Progress billings	$212,125	$209,898
Costs and estimated earnings	(201,094)	(196,682)

Total billings in excess of costs and estimated earnings on uncompleted
contracts	$11,031	$13,216

E.     COMPREHENSIVE INCOME

Comprehensive income in 2004 consists of net income and the change in fair value of marketable securities. At July 31, 2004, marketable securities consisted of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 1-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. At July 31, 2003, we had an interest rate swap agreement which was used as a cash flow hedge in the management of interest rate exposure. The interest rate swap agreement was settled in September 2003. Comprehensive income for the three and nine month periods ended July 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net income	$737	$1,336	$1,844	$5,877
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising
during period	40	(185)	103	(185)
Less: Reclassification adjustment for (gains)
losses included in net income	8	--	8	--
Unrealized gains (losses) on hedge instrument	--	21	--	65

Other comprehensive income	48	(164)	111	(120)

Comprehensive income	$785	$1,172	$1,955	$5,757

F.     POSTRETIREMENT BENEFITS

The following table illustrates the components of net periodic postretirement benefit expense in the employee retiree benefit plan (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Service cost	$13	$--	$50	$1
Interest cost	15	--	57	2
Amortization of prior service cost	17	--	66	1
Amortization of net (gain) loss	(1)	--	(2)	--

Net periodic postretirement benefit expense	$44	$--	$171	$4

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenues:
Electrical Power Products	$43,256	$53,063	$133,408	$176,777
Process Control Systems	9,549	7,319	24,100	19,386

Total	$52,805	$60,382	$157,508	$196,163

Gross profit:
Electrical Power Products	$7,513	$9,041	$22,736	$32,392
Process Control Systems	1,804	1,574	4,755	4,579

Total	$9,317	$10,615	$27,491	$36,971

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle:
Electrical Power Products	$185	$1,760	$1,386	$9,367
Process Control Systems	473	386	1,025	830

Total	$658	$2,146	$2,411	$10,197

	July 31, 2004	October 31, 2003

Assets:
Electrical Power Products	$114,022	$127,721
Process Control Systems	11,970	14,269
Corporate	63,157	48,350

Total	$189,149	$190,340

H.     GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill and other intangible assets follows (in thousands):

	July 31, 2004		October 31, 2003

	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Goodwill	$304	$181	$304	$181
Intangible assets subject to amortization:
Deferred loan costs	233	32	233	23
Patents and Trademarks	837	548	837	505

The above intangible assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three and nine months ended July 31, 2004 was $17 thousand and $52 thousand, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $70 thousand.

I.     COMMITMENTS AND CONTINGENCIES

Litigation

We are involved in various legal proceedings arising in the ordinary course of business. We do not believe that the ultimate outcome of these disputes will materially affect our financial position or future results of operations.

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $10.6 million as of July 31, 2004. We also had performance bonds totaling approximately $167.4 million that were outstanding at July 31, 2004.

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

J.     PLANT CLOSING COSTS

To reduce overhead costs and improve efficiency, we decided to reduce the number of operations within our Electrical Power Products segment. In February 2004, we announced our decision to close our plant in Greenville, Texas and relocate the manufacture of the associated distribution switch product lines to our North Canton, Ohio facility. In June 2004, we announced our decision to close our facility in Elyria, Ohio, and relocate the manufacture of our bus duct product lines to our facility in Northlake, Illinois. The consolidation of our Greenville and North Canton operations was completed in the third quarter, resulting in the involuntary termination of 39 employees. We expect consolidation of our Northlake and Elyria facilities to be complete by the end of the first quarter of fiscal 2005 and to result in the termination of approximately 50 employees.

We estimate total pre-tax expenses associated with the plant closings to be approximately $3.0 million, an increase of $0.5 million from initial estimates. Of this increase, $0.2 million is due to additional severance costs associated with the consolidation of our Greenville and North Canton operations. The remaining $0.3 million is due to revised estimates for the relocation and setup of equipment at our Northlake facility.

For the quarter ended July 31, 2004, we incurred involuntary termination benefits of $0.7 million and shutdown costs of $0.5 million. Shutdown costs primarily consist of employee training and equipment relocation. Of the $1.2 million total pre-tax expenses during the quarter, $0.9 million is included in cost of goods sold and the balance in selling, general and administrative expenses. During the quarter, we paid $0.4 million in involuntary termination benefits.

For the nine months ended July 31, 2004, we incurred involuntary termination benefits of $0.9 million and shutdown costs of $0.6 million. Of the $1.5 million total pre-tax expenses recorded year to date, $1.2 million is included in cost of goods sold and the balance in selling, general and administrative expenses. We have paid $0.4 million in involuntary termination benefits through the first nine months.

As of July 31, 2004, other assets included assets held for sale of $1.0 million associated with the land, building, and other assets at our Greenville, Texas facility. Accrued salaries, bonuses and commissions included $0.7 million for unpaid severance associated with our consolidation of operations.

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

Overview

The difficult market conditions that existed in fiscal 2003 have continued in fiscal 2004. We continue to experience a significant reduction in market demand for our products. Additionally, market price levels have deteriorated as competition for available business volume intensified. However, we have been able to expand system modification and replacement equipment activity as customers look for ways to extend the lives of their existing systems.

Although we currently face reduced demand and prices, there are indications of improvement in our principal markets. Historically, business expansion within our principal markets - public and private utilities, heavy industry and public agencies - have lagged general economic trends by six to twelve months as our revenues are principally driven by new capital investments. One of the positive trends we have experienced is an increase in new order activity. New orders booked in the third quarter of fiscal 2004 totaled $42.1 million. This represents two consecutive quarters where new orders have exceeded $40 million. This positive new order trend follows four consecutive quarters of bookings totaling $35.8 million, $36.3 million, $33.1 million, and $45.3 million for the three months ended July 31, 2003, October 31, 2003, January 31, 2004, and April 30, 2004, respectively. We are optimistic that we will see further improvement in the fourth quarter of fiscal 2004.

In anticipation of improving business opportunities, we are taking advantage of lower production volumes to make necessary capital improvements to our manufacturing facility in Houston, Texas. We have committed to projects totaling $5.6 million. These projects include a new metal finishing and paint system and replacement of some older metal fabricating equipment with a laser cut fabricating center and material handling system. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements.

To reduce overhead costs and improve efficiency, we also decided to reduce the number of operations within our Electrical Power Products segment. In February 2004, we announced the closing of our Greenville, Texas facility and the relocation of our switch product lines to our North Canton, Ohio operation. In June 2004, we decided to close our facility in Elyria, Ohio, and consolidate operations with our Northlake, Illinois facility. The consolidation of our Greenville and North Canton operations was completed in the third quarter and we expect to cease operations at the Elyria facility by the end of the first quarter of 2005. Total pre-tax expenses associated with these plant closings are estimated to be approximately $3.0 million. For the three and nine months ended July 31, 2004, we incurred pre-tax expenses associated with the plant closings of $1.2 million and $1.5 million, respectively.

We continue to focus on managing our working capital. As of July 31, 2004, Powell Industries held cash, cash equivalents and marketable securities of $56 million, an increase of $14 million from year-end 2003. We believe we are well-positioned to take advantage of improving economic and market conditions.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 13% to $52.8 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal year 2003 revenues of $60.4 million. Domestic revenues decreased $8.9 million to $44.3 million for the three months ended July 31, 2004 compared to the same period a year ago. Revenues outside of the United States accounted for 16% of consolidated revenues in the third quarter of fiscal 2004 compared to 12% for the three months ended July 31, 2003.

For the nine months ended July 31, 2004, consolidated revenues decreased 20% to $157.5 million compared to the nine months ended July 31, 2003 revenues of $196.2 million. Domestic revenues for the first nine months of fiscal 2004 were $132.7 million compared to $170.3 million for the first nine months of fiscal 2003. For the nine months ended July 31, 2004, revenues outside of the United States accounted for 16% of consolidated revenues compared to 13% for the same period a year ago. We anticipate that international revenues will remain strong for the remainder of fiscal 2004.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $43.3 million for the three months ended July 31, 2004 compared to $53.1 million for the third quarter of fiscal 2003. A decline in revenues from utility customers had the most significant impact on our third quarter revenues as compared to the prior year. Revenues from utility customers decreased to $16.8 million, a 31% reduction, or nearly $7.5 million. Revenues from industrial customers were relatively unchanged at $21.6 million. Municipal and transit projects generated revenues of $4.9 million compared to $7.7 million a year ago.

For the nine months ended July 31, 2004, this segment recorded revenues of $133.4 million compared to $176.8 million for the first nine months of fiscal 2003. During the first nine months of 2004, revenues from all markets were down from the same period a year ago. Utility revenues totaled $46.6 million, a decline of 32%; industrial revenues were $73.1 million, a decline of 16%; and revenues from municipal and transit projects totaled $13.7 million, down 36%.

Gross profit, as a percentage of revenues, increased to 17.4% in the third quarter of 2004 from 17.0% in the third quarter of 2003 despite inflationary pressures. During the third quarter 2004, direct material expenses increased by approximately 5.5%, or $1.1 million, primarily due to higher commodity prices in copper, aluminum and steel compared to the same period a year ago. Gross profit was also adversely impacted by one-time expenses of $0.9 million associated with our decision to close our Greenville, Texas and Elyria, Ohio facilities. These expenses include employee severance, training and equipment relocation costs.

For the nine months ended July 31, 2004, gross profit as a percentage of revenues decreased to 17.0% from 18.3% for the first nine months of fiscal 2003. Higher commodity price levels have contributed to lower gross profit. Direct material costs increased approximately 3.5%, or $2.3 million, during the first nine months of 2004 compared to the same period a year ago. In addition, we incurred separation costs and other one-time expenses of $1.2 million as a result of our decision to consolidate operations.

Revenues and gross profit for both periods have been adversely impacted by competitive pricing in a depressed marketplace. Partially offsetting adverse market conditions have been the results of our efforts to reduce our costs of production by improving operating efficiencies through the implementation of lean initiatives.

Process Control Systems

Revenues in our Process Control Systems segment were $9.5 million and $24.1 million for the three and nine months ended July 31, 2004 compared to $7.3 million and $19.4 million for the same time period of the previous year. The most significant project in our backlog is a contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels for the Port Authority of New York and New Jersey. Revenue attributable to this project totaled $5.0 million and $10.1 million for the three and nine months ended July 31 2004. As of July 31, 2004, the remaining value associated with this project in our backlog was $23.5 million, or 49% of the segment backlog.

Gross profit was $1.8 million and $4.8 million for the three and nine months ended July 31, 2004 compared to $1.6 million and $4.6 million for the same time period of the previous year.

For additional information related to our business segments, see Note G of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Selling, general and administrative expenses were $8.8 million, or 16.8% of revenues, in the three months ended July 31, 2004 compared to $8.5 million, or 14.1% of revenues, in the third quarter of fiscal 2003. During the quarter, we incurred one-time expenses of $0.3 million associated with the consolidation of operations. Research and development expenditures were $0.8 million in the three months ended July 31, 2004 compared to $1.1 million in the third quarter of fiscal 2003. R&D costs are included in selling, general and administrative expenses.

For the nine months ended July 31, 2004, selling, general and administrative expenses were $25.6 million, or 16.2% of revenues, compared to $26.8 million, or 13.7% of revenues, for the first nine months of fiscal 2003. We have reduced our expenses by $1.2 million in the first nine months compared to the same period a year ago despite one-time expenses associated with the consolidation of operations of $0.3 million. We have maintained our focus on developing our markets and new product development. As a result, selling, general and administrative expenses as a percentage of revenues have increased. For the nine months ended July 31, 2004, research and development expenditures were $2.6 million, unchanged from the first nine months of fiscal 2003. For the full year, we anticipate research and development spending will be comparable to fiscal year 2003 expenditures of $3.6 million. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes.

Interest Income and Expense

We incurred $45 thousand in interest expense in the third quarter of 2004 compared to $178 thousand in the same period a year ago. For the nine months ended July 31, 2004, we incurred $108 thousand in interest expense compared to $346 thousand for the same time period of fiscal 2003. For both periods, interest expense has been reduced by favorable interest rates and a lower balance on our industrial revenue bond debt that resulted from the October 2003 scheduled payment of $400 thousand. Additionally, for the three and nine months ended July 31, 2003, we incurred $53 thousand and $174 thousand, respectively, in interest expense on our term loan and the associated interest rate swap. In September 2003, we paid the remaining principal balance on our term loan which has reduced our interest expense.

We earned $235 thousand in interest income in the third quarter of 2004 compared to $207 thousand in the third quarter a year ago. For the first nine months of 2004, interest income increased by $215 thousand to $602 thousand compared to the first nine months of 2003. Interest income for the three and nine month periods ended July 31, 2004 increased compared to the same periods of last year due primarily to higher levels of invested funds. In addition, we hold corporate bonds as discussed in Note E of the Notes to Condensed Consolidated Financial Statements that yield higher interest rates than the previous years’ investments.

Provision for Income Taxes

Our income tax provision/(benefit) for the three months ended July 31, 2004 and 2003 was ($79) thousand and $567 thousand, and our effective tax rate was (12.0%) and 37.7%, respectively. Our income tax provision for the nine months ended July 31, 2004 and 2003 was $810 thousand and $3.8 million, and our effective tax rate was 23.5% and 37.4%, respectively.

During the third quarter, we recorded a $300 thousand favorable adjustment to income taxes as a result of revised extraterritorial income exclusion estimates associated with our 2003 federal income tax liability. Without this adjustment, our effective tax rate would have been 33.6% and 36.0%, respectively, for the three and nine months ended July 31, 2004.

Net income

Net income was $0.7 million, or $0.07 per diluted share, in the third quarter of fiscal year 2004 compared to $1.3 million, or $0.13 per diluted share, in the third quarter of fiscal year 2003.

For the nine months ended July 31, 2004, net income was $1.8 million, or $0.17 per diluted share, compared to $5.9 million, or $0.55 per diluted share, for the first nine months of 2003. For the first nine months of fiscal 2003, net income was negatively impacted as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the first quarter of fiscal 2003, we recorded a goodwill impairment loss of $0.5 million as a cumulative effect of a change in accounting principle. The goodwill impairment charge accounted for a loss of $0.05 per diluted share.

Lower selling, general and administrative expenses, along with higher interest income, have partially offset a decline in business volume and lower gross profits which have resulted in earnings weakening during fiscal 2004.

Backlog

The order backlog on July 31, 2004 was $120.4 million compared to $157.5 million at fiscal year end 2003 and $178.4 million at the end of the third quarter one year ago. Challenging economic and market conditions have led to the decline in our order backlog. However, we have experienced a recent strengthening in new orders. Orders placed during the third quarter totaled $42.1 million versus $35.8 million in our third quarter 2003.

Liquidity and Capital Resources

We have maintained a strong liquidity position. Working capital was $98.5 million at July 31, 2004 compared to $96.9 million at October 31, 2003. The improvement was mainly due to billing and collection of our net investment in long-term contracts. As of July 31, 2004, current assets exceeded current liabilities by 3.5 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of July 31, 2004, we had cash and cash equivalents of $51.3 million, as well as $5.1 million in marketable debt securities, a $14.1 million increase in cash, cash equivalents and marketable securities from the end of fiscal 2003. Long-term debt, including current maturities, totaled $7.5 million at July 31, 2004 compared to $7.4 million at October 31, 2003, our fiscal year end. As of July 31, 2004, our long-term debt was limited to our industrial revenue bonds, with the next payment of $400 thousand on these bonds scheduled for October 2004. In addition to our long-term debt, we have a $15 million revolving credit agreement expiring February 2006. As of July 31, 2004, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of July 31, 2004.

Operating Activities

For the nine months ended July 31, 2004, cash from operating activities provided $17.9 million. A net reduction in investments in contract costs and inventories provided $17.8 million as projects in our backlog reached contractual billing milestones. For the nine months ended July 31, 2003, cash from operating activities provided $33.7 million. Both periods provided substantial cash due to decreases in operating assets such as contract costs, accounts receivable and inventories. Lower sales volumes have equated into less cash being reinvested in operating assets.

Investing Activities

For the nine months ended July 31, 2004, cash used in investing activities was $4.2 million. Cash used for the purchase of property, plant and equipment during the nine months ended July 31, 2004 was $4.9 million, compared to $3.4 million for the nine months ended July 31, 2003. The majority of our 2004 capital investments will be used to improve our capabilities to manufacture switchgear and electrical power control rooms. We have committed to capital projects totaling $5.6 million to acquire a new metal finishing and paint system, a laser cut fabricating center, and material handling system. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements. For the nine months ended July 31, 2004, proceeds from the sale of fixed assets provided $0.3 million and net trades in marketable securities provided $0.5 million, which partially offset our investment in property, plant and equipment.

Financing Activities

Financing activities provided $0.7 million in the first nine months of 2004. These financing activities were primarily from the exercise of stock options. Net cash used in financing activities for the nine months ended July 31, 2003 was $0.8 million. The decrease in cash used in financing activities during the first nine months of 2004 as compared to the same period in 2003 is due to lower levels of debt as the remaining principal balance on our term loan was paid in September 2003 per the contract terms.

Outlook

We expect continued weakness and depressed price levels in the markets we serve throughout the balance of fiscal 2004. However, there are indications of improvement in our principal markets. Customer inquiries, or requests for proposals, have steadily strengthened throughout the year. The increase in customer activity has resulted in strengthening in new orders booked.

In our Electrical Power Products segment, current quarter orders increased both sequentially and year over year. In addition, we expect to realize lower overhead expenses and increased efficiencies as a result of our consolidation efforts and capital improvements which will improve our competitive position. Although our Process Controls Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we will be well-positioned to take advantage of improving economic conditions.

We expect full year revenues to range between $205 million and $215 million. Full year earnings from continuing operations are expected to range between $0.18 and $0.23 per diluted share, which includes pre-tax expenses associated with the consolidation of operations of approximately $3.0 million. For the fourth quarter of 2004, we expect earnings from continuing operations to range between $0.01 and $0.06 per diluted share. Pre-tax expenses associated with our consolidation efforts are expected to be approximately $1.5 million in the fourth quarter.

We will continue to invest in our manufacturing capabilities and expect capital expenditures for full fiscal year 2004 to range between $6.0 million and $7.0 million. The majority of these investments will be used to improve the efficiency and quality of our manufacturing operations in Houston, Texas.

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
Form 8-K filed on September 2, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

September 3, 2004 Date	/s/ THOMAS W. POWELL Thomas W. Powell President & Chief Executive Officer (Principal Executive Officer)
September 3, 2004 Date	/s/ DON R. MADISON Don R. Madison Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Title

3.1 --	Articles of Incorporation and Certificates of Amendment of Powell Industries, Inc. dated July 20, 1987 and March 13, 1992 (filed as Exhibit 3 to our Form 10-K for the fiscal year ended October 31, 1982, Form 10-Q for the quarter ended July 31, 1987, and Form 10-Q for the quarter ended April 30, 1992, respectively, and incorporated herein by reference).

3.2 --	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarter ended April 30, 1995 and incorporated herein by reference).

31.1 --	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2 --	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1 --	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 --	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.