Form 10-K
period 2004-10-31
POWELL INDUSTRIES INC
filed 2005-01-31
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 2004.

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________ .

Commission File Number 001-12488

Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 8550 Mosley Drive, Houston, Texas (Address of principal executive offices)	88-0106100 (I.R.S. Employer Identification No.) 77075-1180 (Zip Code)

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, April 30, 2004, was approximately $169,934,000.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

        Common Stock, par value $0.01 per share; 10,740,204 shares outstanding as of January 26, 2005.

Documents Incorporated By Reference

        Portions of the Proxy Statement for the 2005 annual meeting of stockholders to be filed not later than 120 days after October 31, 2004 are incorporated by reference into Part III.

POWELL INDUSTRIES, INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

        This Annual Report on Form 10-K includes forward-looking statements based on the Company's current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial conditions. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company's ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The forward-looking statements contained in this Annual Report are based on current assumptions that the Company will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis, that competitive conditions in the Company's markets will not change in a materially adverse way, that the Company will accurately identify and meet customer needs for products and services, that the Company will be able to retain and hire key employees, that the Company's capabilities will remain competitive, that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the control of the Company that can materially affect results.

         Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently believe immaterial. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially and adversely affected. These risks should be read in conjunction with the other information set forth in this Annual Report on Form 10-K. :

The Company operates in an intensely competitive environment. Many of our competitors are significantly larger and have substantially greater resources than we do. Some of our competitors seek to employ competitive and management strategies similar to those of Powell. As a result, our competitive standing may be expected to vary from time to time and among different markets.

The Company's business is affected by general economic and industry conditions. Our markets are cyclical in nature and subject to general trends in the economy. Our profitability and cash flow availability could be adversely affected by any prolonged economic downturn.

The Company's international sales may fluctuate significantly as international political and economic conditions change. International sales accounted for approximately 14% of our revenues in fiscal 2004. As a result of our international sales and operations, we are subject to the risk of fluctuation in currency exchange rates. International instability from war or terrorism, and unforeseen political or economic problems in countries that we export products to could adversely affect our business.

Fluctuations in the price and supply of the raw materials used to manufacture the Company's products may reduce the Company's profits. Our raw material costs represented approximately 49% of our revenues in fiscal 2004. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper, and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

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

        Powell Industries, Inc. ("we," "us," "our," "Powell," or the "Company") was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc., Transdyn Controls, Inc. and Powell Industries International, Inc.

         Our website address is www.powellind.com. We make available free of charge on or through our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

         Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note L of the Notes to Consolidated Financial Statements.

Electrical Power Products

         Our Electrical Power Products segment designs, manufactures and markets electrical power management systems designed to monitor and control the flow of electrical energy and to provide protection to motors, transformers and other electrically powered equipment. Our principal products include power control modules, power control rooms, switchgear, motor control centers and bus duct systems. We design and manufacture systems ranging from 480 volts to in excess of 36,000 volts to serve the transportation, industrial, and utility industries.

         Customers and Markets

         This segment's principal products are designed for use by and marketed to sophisticated users of large amounts of electrical energy. Our markets include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, mining, pulp and paper mills, transportation systems, governmental agencies, and other large industrial customers.

         Products and services are principally sold directly to the end-user or to an EPC (engineering, procurement and construction) firm on behalf of the end-user. We market and sell our products and services to a wide variety of customers, markets and geographic regions. During each of the past three fiscal years, we did not have any one customer that accounted for more than 10% of annual segment revenues. Accordingly, we do not believe that the loss of any specific customer would have a material adverse effect on our business. While we are not dependent upon any one customer for sales, we could be adversely impacted by a significant reduction in business volume from a key customer industry.

         Export revenues were $28.2 million, $39.1 million, and $26.2 million in fiscal years 2004, 2003 and 2002, respectively. During each of the past three fiscal years, no one export country accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note J of the Notes to Consolidated Financial Statements.

         Competition

         This segment's products and systems are engineered to meet the specifications of our customers. Each order is designed and manufactured to the unique requirements of the installation. We consider our engineering and manufacturing capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent on the ability to provide quality products and systems, on a timely basis, at a competitive price.

         Backlog

         Orders in the Electrical Power Products segment backlog at October 31, 2004 totaled $89.5 million compared to $97.0 million at the end of the previous fiscal year. We anticipate that approximately $86.5 million of our ending 2004 backlog will be fulfilled during our fiscal year 2005. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Under certain circumstances, penalties are included as a term of order acceptance to minimize our risk of customer cancellation. However, weak economic conditions caused us to experience some customer delays and cancellations during 2004 and 2003, which is unusual for our business. Cancellations during 2004 and 2003 totaled approximately $1.2 million and $6 million, respectively. We did not experience a material amount of cancelled orders during 2002.

         Raw Materials and Suppliers

         The principal raw materials used in Electrical Power Products' operations include steel, copper, aluminum, and various electrical components. These raw material costs represented approximately 49% of our revenues in fiscal 2004. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

         We purchase certain key electrical components on a sole-source basis and maintain a qualification and performance surveillance process to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient and have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2005. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

         Inflation

         This segment is subject to the effects of changing prices. During fiscal 2004, we realized moderate increases in pricing for purchases of certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We have not entered into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2004, 2003, or 2002.

         Employees

         At October, 31, 2004, the Electrical Power Products segment had 968 full-time employees located in the United States and Singapore. Our employees are not represented by unions and we believe that our relationship with employees is good.

         Research and Development

         This segment's research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $2.7 million, $2.9 million and $2.9 million in our fiscal years 2004, 2003 and 2002, respectively.

         Patents

         While we are the holder of various patents, trademarks, and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

         Our Process Control Systems segment designs and delivers technology solutions that help our clients manage their critical transportation, environmental, energy, industrial and utility facilities. We offer a diverse set of professional services that specialize in the design, integration, and support of high-availability control, security/surveillance, and communications systems. The systems allow our clients to safely and effectively manage their vital processes and facilities.

         Customers and Markets

         This segment's products and services are principally sold directly to end-users in the transportation, environmental, energy, and industrial sectors. We may be dependent on one specific contract or client for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this segment. For example, during 2003, we received a contract to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey which accounted for 16% of segment revenues in fiscal 2003 and 44% in fiscal 2004. In each of the past three fiscal years, we had revenues with one or more clients that individually accounted for more than 10% of our segment revenues. Revenues from these clients totaled $14.8 million, $4.8 million, and $2.9 million in fiscal 2004, 2003 and 2002, respectively. Our contracts often represent large-scale, single-need projects with an individual client. By their nature, these projects are typically non-recurring for those clients and multiple and/or continuous requirements of similar magnitude with the same client are rare. Thus, the inability to successfully replace a completed large contract with one or more of combined similar magnitude could have a material adverse effect on segment revenues.

         Export revenues were $0.8 million, $0.7 million, and $1.8 million in fiscal years 2004, 2003 and 2002, respectively. During each of the past three fiscal years, no one export country accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note J of the Notes to Consolidated Financial Statements.

         Competition

         This segment operates in a competitive market where competition for each contract varies. The competition may include large multinational firms as well as small regional low-cost providers depending upon the type of system and client requirements.

         Our customized systems are designed to meet the specifications of our clients. Each order is designed, delivered, and installed to the unique requirements of the particular application. We consider our engineering, systems integration, installation, and support capabilities vital to the success of our business. We believe our technical, software products, and project management strengths, together with our responsiveness, flexibility, financial strength, and thirty-year history of supporting mission critical systems give us a competitive advantage in our markets.

         Backlog

         Orders in the Process Control Systems segment backlog at October 31, 2004 totaled $44.8 million compared to $60.5 million at the end of the previous fiscal year. We anticipate that approximately $25.9 million of our ending 2004 backlog will be fulfilled during our fiscal year 2005. As of October 31, 2004, $19.5 million of our ending backlog relates to a contract received in 2003 to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey. We have not experienced a material amount of cancelled orders during the past three fiscal years.

         Employees

         The Process Control Systems segment had 119 full-time employees at October 31, 2004, all located in the United States. Our employees are not represented by unions and we believe that our relationship with employees is good.

         Research and Development

         The majority of research and development activities of this segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our clients. Research and development expenditures were $0.8 million, $0.7 million and $0.5 million in our fiscal years 2004, 2003 and 2002, respectively.

Item 2.       Properties

         We have manufacturing facilities, sales offices, and repair centers located throughout the United States and Singapore. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

         Our principal manufacturing locations by segment as of October 31, 2004, are as follows:

	Number		Approximate Square Footage
Location	of Facilities	Acres	Owned	Leased
Electrical Power Products:
Houston, TX	2	68.2	430,600	---
North Canton, OH	1	8.0	72,000	---
Northlake, IL	1	10.0	103,500	---
Process Control Systems:
Pleasanton, CA	1		---	39,100
Duluth, GA	1		---	29,700

        We also own two idle facilities, located in Elyria, Ohio and Greenville, Texas, each consisting of manufacturing and office space. We anticipate that we will sell these properties during the coming year. As these properties are held for sale, the $1.4 million of related net book value is included in other current assets at October 31, 2004. These facilities were previously used to manufacture our non-segregated bus duct and distribution switch product lines, for which the manufacturing has been consolidated into other existing Company facilities.

        We are currently in the process of closing our leased facility in Watsonville, California, whose operations will be consolidated into an existing Houston location. The Watsonville, California facility lease expires in February, 2005. All other leased properties are subject to long-term leases with remaining lease terms ranging from 3 to 5 years as of October 31, 2004. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

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

Item 4.       Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2004.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

        Our common stock trades on the NASDAQ National Market under the symbol “POWL”. The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ National Market for our common stock.

	High	Low
Fiscal Year 2003:
First Quarter	$20.72	$13.65
Second Quarter	15.23	13.13
Third Quarter	16.71	12.17
Fourth Quarter	20.61	14.62
Fiscal Year 2004:
First Quarter	$20.50	$14.50
Second Quarter	19.50	14.85
Third Quarter	18.73	15.25
Fourth Quarter	18.21	15.87

        As of October 31, 2004, the last reported sales price of our common stock on the NASDAQ National Market was $16.12 per share. As of January 24, 2005, there were 644 stockholders of record of our common stock. All common stock held in broker accounts are included as one stockholder of record.

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

	Years Ended October 31,
	2004	2003	2002	2001	2000
		(As Restated, See Note O to Consolidated Financial Statements)	(As Restated, See Note O to Consolidated Financial Statements)
	(in thousands, except per share data)
Statements of Operations:
Revenues	$206,142	$253,381	$306,403	$271,243	$223,019
Cost of goods sold	170,165	204,585	238,883	214,446	182,340

Gross profit	35,977	48,796	67,520	56,797	40,679
Selling, general and administrative expenses	35,357	35,339	39,031	35,007	29,841

Income before interest, and income taxes, and cumulative effect of change in accounting principle	620	13,457	28,489	21,790	10,838
Interest expense (income), net	(744)	(175)	210	359	(44)
Income tax provision (benefit)	(282)	6,137	10,481	7,889	3,821
Minority interest	(23)	--	--	--	--
Income from continuing operations before
cumulative effect of change in accounting
principle	1,669	7,495	17,798	13,542	7,061
Cumulative effect of change in accounting
principle, net of income taxes	--	(510)	--	--	--

Net income	$1,669	$6,985	$17,798	$13,542	$7,061

Basic earnings per share	$0.16	$0.66	$1.69	$1.30	$0.68
Diluted earnings per share	$0.15	$0.65	$1.66	$1.28	$0.67

	As of October 31,
	2004	2003	2002	2001	2000
		(As Restated, See Note O to Consolidated Financial Statements)	(As Restated, See Note O to Consolidated Financial Statements)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,259	$36,788	$14,362	$6,520	$2,114
Property, plant and equipment, net	45,041	43,998	45,020	37,409	31,383
Total assets	196,079	190,478	189,708	186,361	137,926
Long-term debt and capital lease obligations,
including current maturities	7,100	7,359	12,010	22,714	7,143
Total stockholders' equity	139,835	136,364	128,100	109,369	94,087
Total liabilities and stockholders' equity	196,079	190,478	189,708	186,361	137,926

        During fiscal year 2004, we initiated a consolidation plan to reduce overhead costs and improve efficiency. As a result of this plan, we incurred significant expenses during 2004. For additional information related to the consolidation plan and expenses incurred, see Note M of the Notes to Consolidated Financial Statements.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        The effects of the restatement discussed in Note O of the Notes to Consolidated Financial Statements have been reflected in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We have continued to experience a significant reduction in market demand for our products. The difficult market conditions that existed in fiscal 2003 have continued through fiscal 2004. Additionally, market price levels have deteriorated as competition for available business volume intensified. However, we have been able to expand revenues related to system modification and equipment replacement as customers look for ways to extend the lives of their existing systems.

        Although we currently face reduced demand and prices, there are indications of improvement in our principal markets. Historically, business expansion within our principal markets — public and private utilities, heavy industry and public agencies — have lagged general economic trends by six to twelve months as our revenues are principally driven by new capital investments. One of the positive trends we have experienced is an increase in new order activity. Orders received during the third and fourth quarters of fiscal 2004 totaled $42.1 million and $62.5 million, respectively, versus $35.8 million and $36.3 million in the same periods a year ago. We are optimistic that we will see further improvement in fiscal 2005.

        In anticipation of improving business opportunities, we are taking advantage of lower production volumes to make necessary capital improvements to our manufacturing facility in Houston, Texas. We have committed to capital improvement projects totaling $6.1 million. These projects include a new metal finishing and paint system and replacement of some older metal fabricating equipment with a laser cut fabricating center and material handling system. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements. These projects are scheduled to be completed in March 2005.

        We also expect international business opportunities to strengthen. To enhance our ability to serve the oil and gas and petrochemical industries, we increased our interest in Powell Industries Asia Private Limited (PIA) from 50% to 60% on August 1, 2004. Since that time, these operations have been fully consolidated in our financial statements. PIA was formed in 2000 as a joint venture between Powell and Rotary Engineering Limited, Singapore (Rotary). We anticipate the business opportunities to increase and, with increased support from our domestic operations, we should be able to improve our ability to support the development of oil and gas production in Southeast Asia.

        To reduce overhead costs and improve efficiency, we initiated a consolidation plan that will reduce the number of facilities within our Electrical Power Products segment. During 2004, we consolidated our Greenville, Texas and North Canton, Ohio operations, closing the Greenville facility as of June 30; we consolidated our Elyria, Ohio and Northlake, Illinois operations, closing the Elyria facility as of October 31; and in September, we announced plans to consolidate our Watsonville, California and Houston, Texas operations, exiting the leased Watsonville facility by December 31, 2004. Total pre-tax expenses associated with these plant closings are estimated to be approximately $2.6 million. In fiscal 2004, we incurred pre-tax expenses associated with the plant closings of $2.2 million. For additional information related to consolidation costs, see Note M of the Notes to Consolidated Financial Statements.

Results of Operations

Year ended October 31, 2004 compared with year ended October 31, 2003

Revenue and Gross Profit

        Consolidated revenues decreased 19% to $206.1 million in fiscal 2004 compared to fiscal year 2003 revenues of $253.4 million. Domestic revenues decreased $36.9 million to $176.7 million in 2004 compared to 2003. Revenues outside of the United States accounted for 14% of consolidated revenues in fiscal 2004 compared to 16% in 2003.

        Electrical Power Products

        Our Electrical Power Products segment recorded revenues of $173.5 million in fiscal 2004 compared to $227.0 million in fiscal 2003. Customers have been reluctant to commit to new capital construction projects throughout fiscal 2004 due to economic uncertainty. However, we have been able to expand revenues related to system modification and equipment replacement as customers look for ways to extend the lives of their existing systems. Overall, we have experienced a decline in revenues in each of our major markets. Revenues from industrial customers were $98 million in 2004 compared to $125 million in 2003. Utility revenues were $59 million in 2004 compared to $79 million in 2003. Municipal and transit projects generated revenues of $17 million compared to $23 million a year ago.

        Gross profit, as a percentage of revenues, decreased to 16.8% in fiscal 2004 from 18.8% in fiscal 2003. Fiscal 2004 costs of goods sold included one-time expenses of $1.8 million to consolidate our operations. Consolidation expenses include employee severance, training and equipment relocation costs. Inflationary pressures, primarily due to higher commodity prices in copper, aluminum and steel increased direct material expenses by approximately 4%, or $3.3 million, compared to fiscal 2003.

        Both revenue and gross profit have been adversely impacted by competitive pricing in a depressed marketplace. Partially offsetting adverse market conditions have been the results of our efforts to reduce our production overhead costs by improving operating efficiencies through the implementation of lean initiatives.

        Process Control Systems

        Revenues in our Process Control Systems segment increased 24% to $32.7 million compared to $26.4 million in fiscal 2003. The increase in revenue is primarily attributed to our contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels for the Port Authority of New York and New Jersey. This contract accounted for $14.3 million of segment revenues in fiscal 2004 and $4.2 million in fiscal 2003. As of October 31, 2004, the remaining value associated with this project in our backlog was $19.5 million, or 44% of segment backlog, which is expected to be recognized as revenue in 2005. Export revenue increased to $0.8 million in fiscal 2004 from $0.7 million in fiscal 2003.

        Segment gross profit, as a percentage of revenues, was 21.0% in fiscal 2004, compared to 23.5% in fiscal year 2003. Gross profits as a percentage of revenues were reduced in 2004 due to the large amount of subcontract work and material pass-through purchases on the Holland and Lincoln tunnels contract which typically will generate significantly lower profits compared to our other professional services.

        For additional information related to our business segments, see Note L of the Notes to Consolidated Financial Statements.

Consolidated Operating Expenses

        Selling, general and administrative expenses were $35.4 million, or 17.2% of revenues, in fiscal 2004 compared to $35.3 million, or 13.9% of revenues, in fiscal 2003. In fiscal 2004, accounting and auditing fees increased $0.8 million compared to 2003, primarily attributable to Sarbanes-Oxley compliance efforts. One-time consolidation expenses of $0.4 million were incurred in fiscal 2004. These expenses were costs associated with actions to consolidate our operations and close certain facilities which represented excess capacity. The benefit of lower operating overheads should be realized beginning in 2005. Excluding the impact of these increases, selling, general and administrative expenses would have decreased consistent with revenues.

        Research and development expenditures were $3.5 million in 2004 compared to $3.6 million in fiscal 2003. Our research efforts are directed toward the discovery and development of new products and processes as well as improvements in existing products and processes. Research and development costs are included in selling, general and administrative expenses.

Interest Income and Expense

        We incurred $0.1 million in interest expense in fiscal 2004 compared to $0.4 million in fiscal 2003. Interest expense has been reduced by favorable interest rates and decreasing balances on our industrial revenue bond debt. Our industrial revenue bonds have scheduled payments of $0.4 million that become due each year in October. Additionally, in fiscal 2003, we incurred $0.2 million in interest expense on our term loan and the associated interest rate swap. In September 2003, we paid the remaining principal balance on our term loan, which has reduced our interest expense.

        We earned $0.9 million in interest income in fiscal 2004 compared to $0.6 million in the previous year. Interest income increased primarily due to higher levels of invested funds.

Provision for Income Taxes

        Our income tax provision/(benefit) for fiscal 2004 and 2003 was ($0.3 million) and $6.1 million, and our effective tax rate was (21%) and 45%, respectively. During 2004, we recorded several non-recurring tax adjustments related to the following items:

a)

A $0.4 million benefit was recorded primarily for the benefit of revised extraterritorial income exclusion amounts for the years ended 2002 and 2003. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2004, as opposed to an aggregate basis as originally estimated,

b)

A $0.3 million valuation allowance related to capital losses was released in 2004. We entered into an agreement in 2004 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carryforward, and

c)	We released $0.2 million of state income tax reserve in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements in 2004.

        Without these adjustments, our 2004 effective tax rate would have been 40%.

Net income

        Net income was $1.7 million, or $0.15 per diluted share, in fiscal year 2004 compared to $7.0 million, or $0.65 per diluted share, in fiscal year 2003. The decrease in net income primarily relates to lower business volume and decreased gross profits in fiscal 2004. Gross profits declined as a result of one-time consolidation costs, inflationary pressures on materials costs, and depressed market price levels. Partially offsetting lower gross profits were higher interest income and a net income tax benefit.

        In fiscal 2003, net income was negatively impacted as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the first quarter of fiscal 2003, we recorded a goodwill impairment loss of $0.5 million as a cumulative effect of a change in accounting principle. The goodwill impairment charge accounted for a loss of $0.05 per diluted share a year ago.

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

        Gross profit, as a percentage of revenues, was 18.8% in fiscal 2003, compared to 22.0% in fiscal year 2002. Gross profit has been adversely impacted by lower production volumes and competitive pricing pressures. Partially offsetting adverse market conditions were the results of our efforts to reduce our costs of production by improving operating efficiencies through the implementation of lean initiatives. In addition, we incurred an impairment loss of $0.4 million to decrease the carrying value of machinery and equipment to their estimated market value. This impairment loss resulted from our decision to discontinue certain product lines. These product lines generated aggregate revenues of less than $1.0 million in fiscal 2003.

      Process Control Systems

        Revenues in our Process Control Systems segment increased 16% to $26.4 million compared to $22.8 million in fiscal 2002. Our most significant award during 2003 was a contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels from the Port Authority of New York and New Jersey valued at $37.4 million as of October 31, 2003. Revenue attributable to this project totaled $4.2 million during fiscal 2003. Gross profit, as a percentage of revenues, was 23.5% in fiscal 2003, compared to 23.0% in fiscal year 2002.

        For additional information related to our business segments, see Note L of the Notes to Consolidated Financial Statements.

      Consolidated Operating Expenses

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

      Interest Income and Expense

        We incurred $0.4 million in interest expense on our term debt and outstanding industrial development revenue bonds during fiscal 2003 compared to $0.5 million in 2002. As a result of lower levels of debt and decreased interest rates, our interest expense has declined.

        Interest income increased by $0.3 million to $0.6 million in 2003 compared to the same period of the previous year. An increase in invested funds during 2003 has been partially offset by the lower interest rate environment.

      Provision for Income Taxes

        Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 45.0% in fiscal 2003 compared to 37.1% in fiscal 2002. Included in our provision is $1.3 million for state taxes (net of federal tax benefit) of which $0.9 million reflects revised estimates in state tax exposures related to prior years. Over the past several years, our business has expanded and we are now conducting activities in more states. We have accordingly increased our estimates for such state tax exposures.

      Cumulative Effect of Change in Accounting Principle

        As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we recorded a goodwill impairment loss of $0.5 million , net of $0.3 million taxes, as a cumulative effect of a change in accounting principle during the first quarter of 2003. We recorded an impairment charge of $0.4 million , net of $0.2 million taxes, to write off the full value of goodwill in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $0.1 million, net of approximately $71,000 taxes. The goodwill impairment charge accounted for a loss of $0.05 per diluted share.

      Net Income

        Net income was $7.0 million, or $0.65 per diluted share, in fiscal year 2003 compared to $17.8 million, or $1.66 per diluted share, in fiscal year 2002. The decrease in net income primarily relates to lower business volume and decreased gross profits in fiscal 2003. Additionally, net income was negatively impacted as a result of an impairment loss of $0.2 million, net of taxes, recorded to decrease the carrying value of machinery and equipment; an increase in estimates for state tax exposures related to prior years of $0.9 million, net of federal tax benefits; and the net effect of a change in accounting principle related to goodwill accounted for $0.5 million. Each of these adjustments to net income is discussed in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Year ended October 31, 2004 compared with year ended October 31, 2003

        We have continued to improve our liquidity position. Working capital was $99.3 million at October 31, 2004 compared to $97.0 million at October 31, 2003. As of October 31, 2004, current assets exceeded current liabilities by 3.1 times and our debt to capitalization ratio was less than 0.1 to 1.

        At October 31, 2004, we had cash, cash equivalents and marketable securities of $63.2 million, compared to $42.3 million at October 31, 2003. Long-term debt, including current maturities, totaled $7.1 million at October 31, 2004 compared to $7.4 million at October 31, 2003. In addition to our long-term debt, we maintain a revolving credit agreement which at year end provided for a borrowing capacity of $15 million through February 2007. As of October 31, 2004 and 2003, there were no outstanding borrowings under this line of credit. For further information regarding our debt, see Note G of the Notes to Consolidated Financial Statements.

      Operating Activities

        Net cash provided by operating activities was $24.9 million for fiscal 2004. A net reduction in operating assets and liabilities provided $20.1 million with the remainder of the increase related to net earnings adjusted for depreciation, amortization and other non-cash expenses. Of the $20.1 million provided by the net reduction in operating assets and liabilities, $14.5 million was provided due to a reduction of investments in contract costs and inventories as projects in our backlog reached contractual billing milestones. In addition, lower sales volumes have resulted in less cash being reinvested in operating assets. During fiscal 2003, operating activities provided net cash of $36.5 million of which $22.5 million resulted from a reduction in operating assets and liabilities with the remainder of the increase related to net earnings adjusted for depreciation, amortization and other non-cash expenses.

      Investing Activities

        Investments in property, plant and equipment during fiscal 2004 totaled $6.5 million compared to $4.5 million in fiscal 2003. The majority of our 2004 capital investments will be used to improve our capabilities to manufacture switchgear and electrical power control rooms. We have committed to capital projects totaling $6.1 million to acquire a new metal finishing and paint system, a laser cut fabricating center, and material handling system. As of the end of fiscal 2004, we have incurred costs of $4.2 million for these projects. We expect to incur the balance during the first half of 2005. Consistent with other lean initiatives, these investments will improve our quality and efficiency as well as lead to lower working capital requirements.

        Proceeds from the sale of fixed assets provided cash of $1.8 million in fiscal 2004, primarily from the sale of our Franklin Park, Illinois manufacturing facility which was idled in 2002. Net trades in marketable securities provided cash of $1.8 million in fiscal 2004. During 2003, we purchased $5.8 million of these investment-grade corporate bonds and classified them as available for sale. The maturity dates of these bonds vary from one to nine years.

      Financing Activities

        Net cash provided by financing activities was $0.6 million in fiscal 2004 primarily from the exercise of stock options. Net cash used in financing activities in fiscal 2003 was $3.7 million. In September 2003, we paid the remaining principal balance on our term loan. The repayment of this loan was the primary use of cash for financing activities in fiscal year 2003.

      Contractual Obligations

        At October 31, 2004, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation and the period that the payment will become due (in thousands).

As of October 31, 2004 payments due by period:	Long-term Debt Obligations	Capital Lease Obligations	Operating Lease Obligations	Total

Less than 1 year	$ 419	$ 55	$ 1,694	$ 2,168
1 to 3 years	858	98	2,731	3,687
3 to 5 years	800	70	1,438	2,308
More than 5 years	4,800	---	---	4,800
Total long-term contractual obligations	$ 6,877	$ 223	$ 5,863	$ 12,963

        We are contingently liable for secured and unsecured letters of credit of $10.3 million as of October 31, 2004. We also had performance bonds totaling approximately $167.9 million that were outstanding at October 31, 2004. Performance bonds are used to guarantee contract performance to our customers.

Year ended October 31, 2003 compared with year ended October 31, 2002

        Working capital was $97.0 million at October 31, 2003 compared to $86.5 million at October 31, 2002. As of October 31, 2003, current assets exceeded current liabilities by 3.2 times and our debt to capitalization ratio was less than 0.1 to 1.

        At October 31, 2003, we had cash, cash equivalents and marketable securities of $42.3 million, compared to $14.4 million at October 31, 2002. Long-term debt, including current maturities, totaled $7.4 million at October 31, 2003 compared to $12.0 million at October 31, 2002. In addition to our long-term debt, we maintain a revolving credit agreement which at year end 2003 provided for a credit facility of $15 million through February 2006. As of October 31, 2003, there were no borrowings under this line of credit. For further information regarding our debt, see Note G of the Notes to Consolidated Financial Statements.

      Operating Activities

        Net cash provided by operating activities was $36.5 million for fiscal 2003. A net reduction in operating assets and liabilities provided $22.5 million with the remainder of the increase related to net earnings adjusted for depreciation, amortization and other non-cash expenses. During fiscal 2002, operating activities provided net cash of $31.7 million of which $8.8 million resulted from a reduction in operating assets and liabilities.

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

        During 2003, we purchased $5.8 million of investment-grade corporate bonds. As of October 31, 2003, the maturity dates of these bonds vary from five to nine years.

      Financing Activities

        Financing activities used $3.7 million in fiscal 2003. Approximately $4.8 million was used for repayments on our long-term debt. Other financing activities were limited primarily to the exercise of stock options. During fiscal 2002, net cash used by financing activities was $10.0 million, primarily from payments on long-term debt.

Outlook for Fiscal 2005

        We expect our principal markets to strengthen throughout 2005. Customer inquiries, or requests for proposals, have steadily strengthened during the second half of fiscal 2004. One of the positive trends we have experienced is an increase in new order activity. Orders received during the third and fourth quarters of fiscal 2004 totaled $42.1 million and $61.5 million, respectively, versus $35.8 million and $36.3 million in the same periods a year ago. We are optimistic that we will see further improvement in fiscal 2005.

        In our Electrical Power Products segment, third and fourth quarter orders increased both sequentially and year over year. In addition, we expect to realize lower overhead expenses and increased efficiencies as a result of our consolidation efforts and capital improvements, both of which should improve our competitive position. Although our Process Controls Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we will be well-positioned to take advantage of improving economic conditions.

        We anticipate that we will begin reinvesting a portion of our cash in operating working capital in fiscal 2005. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and funds generated from operations will be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future.

Effects of Inflation and Recession

        In 2003, we experienced a significant deterioration in business volume due to the effects of the U.S. economy on our markets and customers. New investments in infrastructure projects were curtailed in both our utility and industrial market segments. Our municipal clients faced a reduced tax base with which to fund infrastructure projects. Along with indications of an improving U.S economy, new business inquiry levels strengthened throughout 2004. The pace of orders grew stronger as 2004 progressed and we ended the year with an order rate that we have not experienced since 2002. We anticipate these conditions will continue into 2005.

        As the U.S. economy began to show signs of improvement, we experienced significant price pressures with our key raw materials, primarily copper, aluminum and steel. Competitive market pressures limited our ability to pass these cost increases to our customers. These competing pressures eroded our earnings in 2004. We anticipate these inflationary pressures will continue to adversely impact our operations in 2005.

Critical Accounting Policies and Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies and estimates to be critical in the preparation and reporting of our consolidated financial statements.

      Revenue Recognition

        Our revenues are generated from the engineering and manufacturing of custom products. We recognize revenues under both the completed contract method and the percentage-of-completion method, depending upon the duration and the scope of the project. At the onset of each project, the size, scope and duration of the contract is reviewed to determine the appropriate revenue recognition method based upon company policy and applicable accounting standards. Due to the long-term and fixed-price nature of the projects in the Process Control Systems segment, all revenues are recorded using percentage-of-completion. However, projects in the Electrical Power Products segment vary widely; thus, both the completed contract and percentage-of-completion methods are used. During the last three years, approximately 61% to 71% of revenues in our Electrical Power Product’s segment were recognized using the percentage of completion method.

        Under the completed contract method, revenues are recognized upon the transfer of title, which is generally at the time of shipment or delivery (depending upon the terms of the contract), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We use shipping documents and customer acceptance, when applicable, to verify the transfer of title to the customer. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer assessed through credit verification, the customer’s payment history and other relevant factors.

        Under the percentage-of-completion method, revenues are recognized as work is performed based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment (excluding depreciation). The cost estimation process is based upon the professional knowledge and experience of the company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

      Allowance for Doubtful Accounts

        We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results.

      Impairment of Long-Lived Assets

        We have significant investments in long-lived assets, including property and equipment and goodwill. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The review for impairment of long-lived assets and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual cash flows deviate unfavorably from earlier estimates. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. Based on general economic conditions and conditions specific to our industry, the ultimate amounts realized on assets held for sale may differ materially from their currently estimated realizable values.

      Accruals for Contingent Liabilities

        From time to time, contingencies, such as insurance and legal claims, arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements as well as evaluating whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

      Accounting for Income Taxes

        We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We recorded a state tax valuation allowance of approximately $54,000 during the year ended October 31, 2004. We have not recorded any other valuation allowances as of October 31, 2004 because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in the consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

New Accounting Standards

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

        In March 2004, the EITF reached a consensus opinion on EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. EITF 03-06 became effective during the quarter ended July 31, 2004, and the adoption did not have an impact on our calculation of earnings per share.

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” to provide accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The new requirements are effective for interim periods beginning after June 15, 2004. We provide postretirement health benefits that include prescription drug benefits, but this benefit ends when the employee reaches the age of 65. The adoption of FSP 106-2 during the quarter ended October 31, 2004 had no impact on our postretirement benefit cost.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

        We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at October 31, 2004 and 2003, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of less than $75,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

        Our market risk associated with foreign currency rates is not considered to be material, since we primarily arrange compensation in U.S. dollars. During each of the past three years, we have not experienced a significant effect on our business due to fluctuations in foreign exchange rates.

        We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2004, 2003 or 2002. During 2004, we experienced significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2004. We did not experience a significant effect on our business due to fluctuations in commodity prices in 2003 or 2002. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at October 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powell Industries, Inc.:

        We have audited the accompanying consolidated balance sheet of Powell Industries, Inc. and subsidiaries (the “Company”) as of October 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on November 1, 2002.

        As discussed in Note O, the 2003 and 2002 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Houston, Texas
December 19, 2003 (January 31, 2005 as to the effects of the restatement discussed in Note O)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 31,
	2004	2003
		(As Restated See Note O)
ASSETS
Current Assets:
Cash and cash equivalents	$59,259	$36,788
Marketable securities	3,923	5,528
Accounts receivable, less allowance for doubtful accounts of
$617 and $1,283, respectively	42,659	45,265
Costs and estimated earnings in excess of billings on uncompleted
contracts	19,822	32,174
Inventories	15,332	18,060
Income taxes receivable	1,179	1,045
Deferred income taxes	729	--
Prepaid expenses and other current assets	2,717	2,453

Total Current Assets	145,620	141,313
Property, plant and equipment, net	45,041	43,998
Other assets	5,418	5,167

Total Assets	$196,079	$190,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$474	$468
Income taxes payable	1,358	1,999
Accounts payable	14,239	14,342
Accrued salaries, bonuses and commissions	7,964	6,396
Billings in excess of costs and estimated earnings on uncompleted
contracts	15,174	13,216
Accrued product warranty	1,545	1,929
Other accrued expenses	5,596	5,994

Total Current Liabilities	46,350	44,344
Long-term debt and capital lease obligations, net of current maturities	6,626	6,891
Deferred compensation	1,744	1,608
Other liabilities	1,306	1,271

Total Liabilities	56,026	54,114

Commitments and contingencies (Note K)
Minority interest	218	--

Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued
Common stock, par value $.01; 30,000,000 shares authorized;
11,000,000 and 10,994,000 shares issued, respectively; 10,730,000
and 10,641,000 shares outstanding, respectively	110	110
Additional paid-in capital	9,433	8,961
Retained earnings	134,419	132,750
Treasury stock, 270,000 and 352,000 shares respectively, at cost	(2,514)	(3,312)
Accumulated other comprehensive income (loss)	54	(118)
Deferred compensation	(1,667)	(2,027)

Total Stockholders' Equity	139,835	136,364

Total Liabilities and Stockholders' Equity	$196,079	$190,478

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended October 31,
	2004	2003 (As Restated See Note O)	2002 (As Restated See Note O)
Revenues	$206,142	$253,381	$306,403
Cost of goods sold	170,165	204,585	238,883

Gross profit	35,977	48,796	67,520
Selling, general and administrative expenses	35,357	35,339	39,031

Income before interest, income taxes, and cumulative effect of change in accounting principle	620	13,457	28,489
Interest expense	136	403	508
Interest income	(880)	(578)	(298)

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle	1,364	13,632	28,279
Income tax provision (benefit)	(282)	6,137	10,481
Minority interest in net loss	(23)	--	--

Income from continuing operations before cumulative effect of
change in accounting principle	1,669	7,495	17,798
Cumulative effect of change in accounting principle, net of tax	--	(510)	--

Net income	$1,669	$6,985	$17,798

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.16	$0.71	$1.69
Cumulative effect of change in accounting principle	--	(0.05)	--

Net earnings	$0.16	$0.66	$1.69

Diluted:
Earnings from continuing operations	$0.15	$0.70	$1.66
Cumulative effect of change in accounting principle	--	(0.05)	--

Net earnings	$0.15	$0.65	$1.66

Weighted average shares:
Basic	10,688	10,591	10,511

Diluted	10,774	10,681	10,698

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Other Compre- hensive Income	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Deferred Compen- sation	Total
Balance, November 1, 2001		10,964	$109	$8,680	$107,967	$(4,887)	$(140)	$(2,360)	$109,369
Net income (As Restated, See Note O)	17,798				17,798				17,798
Amortization of deferred
compensation-ESOP								252	252
Change in value of interest rate
swap, net of $33 income taxes	53						53		53
Exercise of stock options		15	1	(627)		962			336
Income tax benefit from stock
options exercised				292					292

Comprehensive Income (As Restated, See Note O)	$17,851

Balance, October 31, 2002 (As Restated, See Note O)		10,979	110	8,345	125,765	(3,925)	(87)	(2,108)	128,100
Net income (As Restated, See Note O)	6,985				6,985				6,985
Amortization of deferred
compensation-ESOP								277	277
Change in value of interest rate
swap, net of $49 income taxes	87						87		87
Change in value of marketable
securities, net of $64 income	(118)						(118)		(118)
taxes
Exercise of stock options				131		510			641
Income tax benefit from stock
options exercised				119					119
Issuance of stock		15		366		103		(196)	273

Comprehensive Income (As Restated, See Note O)	$6,954

Balance, October 31, 2003 (As Restated, See Note O)		10,994	110	8,961	132,750	(3,312)	(118)	(2,027)	136,364
Net income	1,669				1,669				1,669
Foreign currency translation
adjustments, net of $11 income
taxes	17						17		17
Change in value of marketable
securities, net of $85 income
taxes and reclassification	155						155		155
adjustment (see Note B)
Amortization of deferred
compensation-ESOP								297	297
Exercise of stock options				240		798			1,038
Income tax benefit from stock
options exercised				157					157
Amortization of restricted stock								63	63
Issuance of stock		6		75					75

Comprehensive Income	$1,841

Balance, October 31, 2004		11,000	110	9,433	134,419	(2,514)	54	(1,667)	139,835

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,
	2004	2003 (As Restated, See Note O)	2002 (As Restated, See Note O)
Operating Activities:
Net income	$1,669	$6,985	$17,798
Adjustments to reconcile net income to net cash provided by
operating activities:
Cumulative effect of change in accounting principle, net of tax	--	510	--
Depreciation and amortization	4,533	5,155	4,898
(Gain)loss on disposition of assets	(184)	75	68
Loss on impairment of assets	535	382	--
Deferred income taxes	(1,718)	823	75
Changes in operating assets and liabilities:
Accounts receivable, net	2,620	24,256	7,071
Costs and estimated earnings in excess of billings on
uncompleted contracts	12,353	654	3,336
Inventories	2,193	1,498	1,867
Prepaid expenses and other current assets	(728)	(147)	110
Other assets	72	(442)	(436)
Accounts payable and income taxes payable	(704)	551	(2,907)
Accrued liabilities	1,640	(4,503)	659
Billings in excess of costs and estimated earnings on
uncompleted contracts	1,958	(262)	(1,380)
Deferred compensation	491	364	370
Other liabilities	178	568	137

Net cash provided by operating activities	24,908	36,467	31,666

Investing Activities:
Proceeds from sale of fixed assets	1,766	--	--
Purchases of property, plant and equipment	(6,472)	(4,541)	(13,872)
Purchase of additional interest in consolidated subsidiary	(66)	--	--
Sales of marketable securities	2,773	--	--
Purchases of marketable securities	(1,018)	(5,763)	--

Net cash used in investing activities	(3,017)	(10,304)	(13,872)

Financing Activities:
Borrowings on revolving line of credit	516	--	14,450
Repayments on revolving line of credit	(516)	--	(23,450)
Borrowing on long-term debt and capital lease obligations	--	103	--
Repayments of long-term debt and capital lease obligations	(458)	(4,754)	(1,704)
Proceeds from issuance of stock	--	273	--
Proceeds from exercise of stock options	1,038	641	752

Net cash provided by (used in) financing activities	580	(3,737)	(9,952)

Net increase in cash and cash equivalents	22,471	22,426	7,842
Cash and cash equivalents at beginning of year	36,788	14,362	6,520

Cash and cash equivalents at end of year	$59,259	$36,788	$14,362

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$134	$423	$566

Income taxes	$1,930	$5,252	$8,200

Non-cash investing and financing activities:
Change in fair value of interest rate swap, net of $0, $49, and $33
income taxes, respectively	$--	$87	$53

Change in fair value of marketable securities, net of $85 and $64
income taxes, respectively	$207	$(118)	$--

Issuance of common stock for deferred directors' fees	$75	$--	$--

Assets acquired under capital lease obligations	$200	$--	$--

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

        Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc., Transdyn Controls, Inc. and Powell Industries International, Inc.

B.       Summary of Significant Accounting Policies

      Principles of Consolidation

        The consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we acquired a majority ownership on August 1, 2004, have been consolidated since August 1, 2004. As a result of this consolidation, we recorded minority interest on our balance sheet for our joint venture partner’s share of equity. All significant intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding these contingent liabilities in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

      Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

      Marketable Securities

        Marketable securities consist of investment-grade corporate bonds that are classified as available-for-sale. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. The maturity dates of these investments as of October 31, 2004 vary from one to nine years.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      Fair Value of Financial Instruments

        Financial instruments include short-term investments, marketable securities and debt obligations. Due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to LIBOR or the bank’s prime rate.

      Accounts Receivable and Market Risk

        Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts which could have a material impact on our operating results. Our domestic receivables are not collateralized. However, we utilize letters of credit to secure payment on sales outside of the U.S. and Canada. At October 31, 2004 and 2003, accounts receivable included retention amounts of $7.5 million and $6.2 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $0.5 million of the retained amount at October 31, 2004 is expected to be collected subsequent to October 31, 2005. No customers accounted for 10% or more of our consolidated accounts receivable balances as of fiscal year ends 2004 and 2003.

      Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

        Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

        Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. We also include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. At October 31, 2004 and 2003, we have included in contract costs approximately $1.9 million and $2.9 million, respectively, relating to commercial contract claims whose final settlement is subject to future determination through negotiations or other procedures that had not been completed. As of October 31, 2004, we anticipate that $1.5 million of the claims included in contract costs will not be settled within one year. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

        Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts as well as billings in excess of costs and estimated earnings on uncompleted contracts have been classified as current and non-current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

      Impairment of Long-Lived Assets

        We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The review for impairment of long-lived assets and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual cash flows deviate unfavorably from earlier estimates. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. Based on general economic conditions and conditions specific to our industry, the ultimate amounts realized on assets held for sale may differ materially from their currently estimated realizable values.

      Intangible Assets

        We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on November 1, 2002. This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives. For additional information regarding our intangible assets, see Note I.

      Income Taxes

        We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Under this standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that the tax rate changes.

      Revenue Recognition

        Our revenues are generated from the engineering and manufacturing of custom products. We recognize revenues under both the completed contract method and the percentage-of-completion method, depending upon the duration and the scope of the project. At the onset of each project, the size, scope and duration of the contract is reviewed to determine the appropriate revenue recognition method based upon company policy and applicable accounting standards. Due to the long-term and fixed-price nature of the projects in the Process Control Systems segment, all revenues are recorded using percentage-of-completion. However, projects in the Electrical Power Products segment vary widely; thus, both the completed contract and percentage-of-completion methods are used.

        Under the completed contract method, revenues are recognized upon the transfer of title, which is generally at the time of shipment or delivery (depending upon the terms of the contract), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We use shipping documents and customer acceptance, when applicable, to verify the transfer of title to the customer. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based on the creditworthiness of the customer assessed through credit verification, the customer’s payment history and other relevant factors.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        Under the percentage-of-completion method, revenues are recognized as work is performed based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment (excluding depreciation). The cost estimation process is based upon the professional knowledge and experience of the company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

      Warranties

        We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.

      Research and Development Expense

        Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the consolidated statements of operations. Such amounts were $3.5 million, $3.6 million, and $3.4 million in fiscal years 2004, 2003 and 2002, respectively.

      Foreign Currency

        Assets and liabilities of our foreign joint venture operation, located in Singapore, are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as other comprehensive income, a separate component of stockholders’ equity, in the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in earnings.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Years Ended October 31,
	2004	2003	2002
Net income, as reported	$1,669	$6,985	$17,798
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(802)	(745)	(834)

Pro forma net income	$867	$6,240	$16,964

Basic earnings per share:
As reported	$0.16	$0.66	$1.69
Pro forma	$0.08	$0.59	$1.61
Diluted earnings per share:
As reported	$0.15	$0.65	$1.66
Pro forma	$0.08	$0.58	$1.59

        The effects of applying SFAS No. 123 in the pro forma disclosure above may not be indicative of future amounts as additional awards in future years are anticipated.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected life of options	7 years	7 years	7 years
Risk-free interest rate	4.03%	3.98%	3.45%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	37.28%	38.51%	38.15%

      Comprehensive Income

        Accumulated other comprehensive income, which is included as a component of stockholders’ equity, includes unrealized gains or losses on available-for-sale marketable securities and derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.

        During 2004, we sold two of our corporate bonds that were classified as available-for-sale securities. We recognized the gain on the sale of these securities in our consolidated statement of operations, and the unrealized gain shown in other comprehensive income for the year ended October 31, 2004 was affected by this reclassification adjustment as follows (in thousands):

Unrealized holding gains arising during period	$189
Less: Reclassification adjustment for gains included in net income	(34)

Net unrealized gains on marketable securities	155

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

        In March 2004, the EITF reached a consensus opinion on EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. EITF 03-06 became effective during the quarter ended July 31, 2004, and the adoption did not have an impact on our calculation of earnings per share.

        In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” to provide accounting and disclosure guidance for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The new requirements are effective for interim periods beginning after June 15, 2004. We provide postretirement health benefits that include prescription drug benefits, but this benefit ends when the employee reaches the age of 65. The adoption of FSP 106-2 during the quarter ended October 31, 2004 had no impact on our postretirement benefit cost.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the impact the adoption of SFAS No. 123(R) will have on our consolidated financial position, results of operations and cash flows.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C.       Stock-Based Compensation

        We provide an employee stock option plan in which 2.1 million shares of our common stock would be made available through an incentive program for certain employees. The awards available under the plan include both stock options and stock grants, and are subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors. There were no stock grants during fiscal years 2004, 2003 and 2002. Stock options granted to the employees are non-qualified and are granted at an exercise price equal to the fair market value of the common stock on the date of grant. Generally, options granted have an expiration date of seven years from the grant date and will vest in increments of 20 percent per year over a five year period. Pursuant to the stock option plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20 percent of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and included in earnings per share. There were 154,232 shares available to be granted under this plan as of October 31, 2004.

        In 2002, stockholders approved the Non-Employee Director Stock Option Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually, each eligible Director who is continuing to serve as a Director, will receive a grant of an option to purchase 2,000 shares of our Common Stock. The total number of shares of our common stock available under this plan was 35,117 as of October 31, 2004. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date.

        Stock option activity (number of shares) for the Company during fiscal years 2004, 2003 and 2002 was as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at October 31, 2001	834,300	$ 13.51
Granted	26,883	23.52
Exercised	(118,970)	8.16
Forfeited	(22,040)	11.51

Outstanding at October 31, 2002	720,173	$ 14.82
Granted	320,700	15.10
Exercised	(53,510)	12.02
Forfeited	(600)	15.81

Outstanding at October 31, 2003	986,763	$ 15.06
Granted	27,000	16.38
Exercised	(82,986)	12.47
Forfeited	(103,384)	15.91

Outstanding at October 31, 2004	827,393	$ 15.26

        The following table summarizes information about stock options outstanding as of October 31, 2004:

Outstanding				Exercisable

Range of Exercise Prices	Number Outstanding at 10/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/31/04	Weighted Average Exercise Price
$8.44 - $8.50	150,410	1.9 years	$ 8.50	150,410	$ 8.50
13.06 - 15.10	304,783	5.6	15.09	66,223	15.07
16.30 - 17.85	348,200	3.7	17.74	195,360	17.85
23.48 - 27.10	24,000	4.3	23.91	20,000	23.94
Total Options	827,393	4.1	15.26	431,993	14.45

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The weighted average fair value of options granted was $7.63, $7.16, and $10.83 per option for the fiscal years ended October 31, 2004, 2003, and 2002, respectively.

D.       Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended October 31,
	2004	2003	2002
Numerator:
Income from continuing operations	$1,669	$7,495	$17,798
Cumulative effect of change in accounting principle, net of tax	--	(510)	--

Net income	$1,669	$6,985	$17,798

Denominator:
Denominator for basic earnings per share-weighted average shares	10,688	10,591	10,511
Dilutive effect of stock options	86	90	187

Denominator for diluted earnings per share-adjusted weighted
average shares with assumed conversions	10,774	10,681	10,698

Basic earnings per share:
Earnings from continuing operations	$0.16	$0.71	$1.69
Cumulative effect of change in accounting principle	--	(0.05)	--

Net earnings	$0.16	$0.66	$1.69

Diluted earnings per share:
Earnings from continuing operations	$0.15	$0.70	$1.66
Cumulative effect of change in accounting principle	--	(0.05)	--

Net earnings	$0.15	$0.65	$1.66

        For the years ended October 31, 2004, 2003 and 2002, options to purchase approximately 352,000, 380,000 and 26,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

E.       Detail of Selected Balance Sheet Accounts

        Activity in our allowance for doubtful accounts receivable account consists of the following (in thousands):

	October 31,

	2004	2003
Balance at beginning of period	$ 1,283	$ 1,209
Adjustments to the allowance	(498)	277
Deductions for uncollectible accounts written off, net of recoveries	(168)	(203)

Balance at end of period	$ 617	$ 1,283

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        Activity in our accrued product warranty account consists of the following (in thousands):

	October 31,

	2004	2003
Balance at beginning of period	$ 1,929	$ 2,123
Additions to the accrual	1,387	1,749
Deductions for warranty charges	(1,771)	(1,943)

Balance at end of period	$ 1,545	$ 1,929

        The components of inventories are summarized below (in thousands):

	October 31,

	2004	2003
Raw materials, parts and subassemblies	$ 9,167	$ 12,122
Work-in-progress	6,165	5,938

Total inventories	$ 15,332	$ 18,060

        The components of costs and estimated earnings on uncompleted contracts (in thousands):

	October 31,

	2004	2003
Costs incurred on uncompleted contracts	$ 271,442	$ 283,750
Estimated earnings	49,691	49,676

	321,133	333,426
Less: Billings to date	316,485	314,468

	$ 4,648	$ 18,958

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 19,822	$ 32,174
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,174)	(13,216)

	$ 4,648	$ 18,958

        Property, plant and equipment are summarized below (in thousands):

	October 31,		Range of

	2004	2003	Asset Lives
Land	$ 4,720	$ 5,075	--
Buildings and improvements	39,629	36,881	3-39 Years
Machinery and equipment	29,804	33,392	3-15 Years
Furniture and fixtures	2,752	2,964	3-10 Years
Construction in progress	5,336	7,128	--

	82,241	85,440
Less-accumulated depreciation	(37,200)	(41,442)

Total property, plant and equipment, net	$ 45,041	$ 43,998

        Included in property and equipment are assets under capital lease of $325,000 and $177,000 at October 31, 2004 and 2003, with related accumulated depreciation of $80,000 and $74,000, respectively. Depreciation expense, including the depreciation of capital leases, was $4.3 million, $5.0 million, and $4.7 million for fiscal years 2004, 2003 and 2002, respectively.

F.       Employee Benefit Plans

        We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee’s salary. We recognized expenses of $1.2 million, $1.4 million and $1.4 million in fiscal years 2004, 2003 and 2002, respectively, under this plan.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        We have established an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At October 31, 2004 and 2003 there were 606,912 and 634,629 shares in the trust with 375,858 and 358,712 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424,000 per year including interest at 7 percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying consolidated balance sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. Compensation expense for fiscal years 2004, 2003 and 2002 was $297,000, $277,000, and $252,000, respectively and interest income for fiscal years 2004, 2003 and 2002 was $128,000, $148,000, and $166,000, respectively. The receivable from the ESOP is recorded as a reduction from stockholders’ equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of October 31, 2004 and 2003, the remaining ESOP receivable was $1.5 million and $1.8 million, respectively.

        In October 1985 and February 1987, we entered into Executive Benefit Agreements with several key officers and employees. Three participants remain in this plan, which provides for payments in accordance with a predetermined plan upon retirement or death. We recognize the cost of this plan over the projected years of service of the participant. We have insured the lives of these key employees to assist in the funding of the deferred compensation liability.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        For the year ended October 31, 2004, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of November 1, 2003, our measurement date. The following table illustrates the components of net periodic benefit expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

		October 31,
	2004	2003	2002
Components of net periodic postretirement benefit expense:
Service cost	$ 75	$ 92	$ 20
Interest cost	73	106	39
Prior service cost	108	121	13
Net (gain) loss recognized	(26)	(3)	2

Net periodic postretirement benefit expense	$ 230	$ 316	$ 74

Funded Status:
Retirees	$ 94	$ 166	$ 120
Fully eligible active participants	507	659	182
Other actual participants	754	898	300

Accumulated postretirement benefit obligation	1,355	1,723	602
Less unrecognized balances:
Prior service cost	822	1,066	129
Net actuarial (gain) loss	(544)	(149)	(57)

Net amount recognized	$ 1,077	$ 806	$ 530

Changes in accumulated postretirement benefit obligation:
Balance at beginning of year	$ 1,723	$ 602	$ 494
Service cost	75	92	20
Interest cost	73	106	39
Loss due to plan change	--	1,058	--
Actuarial (gain) loss	(316)	(95)	74
Curtailment (gain)	(150)	--	--
Benefits paid	(50)	(40)	(25)

Balance at end of year	$ 1,355	$ 1,723	$ 602

Fair value of plan assets	--	--	--

Weighted average assumptions:
Discount rate	5.8%	6.0%	6.5%

        It is assumed that 70% of employees who are eligible will elect medical coverage, decreasing to 40% in 2014. The assumed health care cost trend measuring the accumulated postretirement benefit obligation was 9% in fiscal year 2004. This trend is expected to grade down to 5% in fiscal year 2008. If the health care trend rate assumptions were increased or decreased by 1% as of October 31, 2004, the effect of this change on the accumulated postretirement benefit obligation would be approximately $80,000. The effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost from a 1% increase or decrease would be approximately $12,000.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        As of October 31, 2004, the cash flow estimates for expected benefit payments during each of the next ten years are as follows (in thousands):

Years Ending	Expected Benefit
October 31,	Payments
2005	$ 93
2006	88
2007	98
2008	121
2009	133
2010 through 2014	781

G.       Long-Term Debt

        Long-term debt consists of the following (in thousands):

	October 31,
	2004	2003
Industrial development revenue bonds, maturing in October
2021, with annual sinking fund payments of $400,000	$ 6,800	$ 7,200
Capital lease obligations	223	64
Other borrowings	77	95

Subtotal long-term debt and capital lease obligations	7,100	7,359
Less current portion	(474)	(468)

Total long-term debt and capital lease obligations	$ 6,626	$ 6,891

        We borrowed $8 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, IL facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC periodically changes in amount to equal the outstanding balance of the bonds and terminates on October 25, 2006. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 beginning on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.9% per annum on October 31, 2004.

        We have a $15 million revolving line of credit agreement with a major domestic bank, which was amended in October 2004 to extend the maturity date to February 2007. The $15 million revolving line of credit agreement also provides for the issuance of letters of credit. The revolving line of credit allows us to elect an interest rate on amounts borrowed of (1) the bank’s prime rate, which was 4.75% at October 31, 2004, less .5% on the first $5 million and the bank’s prime rate on additional borrowings, or (2) the LIBOR rate, which was 2.3% at October 31, 2004, plus an additional percentage of .75% to 1.25% based on our performance. A fee of .20% to .25% is charged on the unused balance of the line. The agreement contains customary affirmative and negative covenants and requirements to maintain a minimum level of tangible net worth and profitability. The amount available under this agreement is reduced by $3.4 million for our outstanding letters of credit, which excludes the Bond LC that does not affect the available credit under this agreement. There were no borrowings under this line of credit as of October 31, 2004 or 2003.

        Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The annual maturities of long-term debt as of October 31, 2004 are as follows (in thousands):

Year Ending October 31,	Long-Term Debt Maturities	Capital Lease	Total
2005	$ 419	$ 55	$ 474
2006	458	48	506
2007	400	50	450
2008	400	52	452
2009	400	18	418
Thereafter	4,800	--	4,800

Total long-term debt maturities	$ 6,877	$ 223	$ 7,100

H.       Income Taxes

        The net deferred income tax asset (liability) is comprised of the following (in thousands):

	October 31,
	2004	2003
Current deferred income taxes:
Gross assets	$ 3,289	$ 3,459
Gross liabilities	(2,560)	(4,080)

Net current deferred income tax asset (liability)	729	(621)

Noncurrent deferred income taxes:
Gross assets	1,757	1,260
Gross liabilities	(1,145)	(1,122)

Net noncurrent deferred income tax asset	612	138

Net deferred income tax asset (liability)	$ 1,341	$ (483)

        As of October 31, 2004, the noncurrent deferred income tax asset is included in other assets on the consolidated balance sheet. As of October 31, 2003, the current and noncurrent deferred income tax liabilities are included in other accrued expenses and other liabilities, respectively, on the consolidated balance sheet.

        The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	October 31,
	2004	2003
Allowance for doubtful accounts	$ 232	$ 499
Reserve for accrued employee benefits	881	757
Warranty reserves	581	725
Uncompleted long-term contracts	(2,560)	(4,080)
Depreciation and amortization	(441)	(1,046)
Deferred compensation	656	605
Postretirement benefits liability	354	299
Accrued legal	357	188
Uniform capitalization and inventory	1,114	1,289
Software development costs	(494)	--
Deferred rent	167	175
Other	494	106

Net deferred income tax asset (liability)	$ 1,341	$ (483)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The components of the income tax provision (benefit) consist of the following (in thousands):

	Years Ended October 31,
	2004	2003	2002
Current:
Federal	$ 1,318	$ 3,527	$ 9,865
State	186	1,970	541
Deferred	(1,786)	640	75

Total income tax provision	$ (282)	$ 6,137	$ 10,481

        A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

	Years Ended October 31,
	2004	2003	2002
Statutory rate	34%	34%	35%
Revised state tax exposure	(15)	--	--
State income taxes, net of federal benefit	5	10	1
Release of capital loss valuation allowance	(20)	--	--
Federal extraterritorial income exclusion	(27)	--	--
Non-taxable interest income	(8)	--	--
Other permanent tax items	8	--	--
Other	2	1	1

Effective rate	(21)%	45%	37%

        Our (benefit) provision for income taxes reflects an effective tax rate on earnings before income taxes of (21%) in fiscal 2004 compared to 45% in fiscal 2003. During 2004, we recorded several non-recurring tax adjustments related to the following items:

a)	A $363,000 benefit was recorded primarily for the benefit of revised extraterritorial income exclusion amounts for the years ended 2002 and 2003. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2004, as opposed to an aggregate basis as originally estimated,

b)	A $268,000 valuation allowance related to capital losses was released in 2004. We entered into an agreement in 2004 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carryforward, and

c)	We released $200,000 of state income tax reserve in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements in 2004.

         Without these adjustments, our 2004 effective tax rate would have been 40%.

I.       Goodwill and Other Intangible Assets

        Effective November 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002, and the fiscal year 2003 results were favorably impacted by this reduction in amortization expense by $90,000, net of $53,000 taxes, or $0.01 per diluted share. The statement requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

        Upon adoption, we estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value. As a result of completing the impairment test, we recorded an impairment charge of $510,000, net of $285,000 taxes, to write-off the impaired goodwill amounts as a cumulative effect of a change in accounting principle in the first quarter of 2003. We recorded an impairment charge of $380,000, net of $214,000 taxes, to write off the full value of goodwill in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130,000, net of $71,000 taxes. All remaining goodwill is in our Electrical Power Products segment. No additional impairment was identified as a result of performing our annual impairment test for 2003 and 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The following pro forma information is presented to reflect the net income and net earnings per share to exclude amortization of goodwill for the year ended October 31, 2002 as if SFAS No. 142 had been adopted as of the beginning of fiscal year 2002 (in thousands, except per share data):

	Years Ended October 31,
	2004	2003	2002
Income from continuing operations before cumulative effect of
change in accounting principle	$ 1,669	$ 7,495	$ 17,798
Cumulative effect of change in accounting principle	--	(510)	--

Reported net income	1,669	6,985	17,798
Addback: Amortization of goodwill, net of $53 taxes	--	--	90

Adjusted net income	$ 1,669	$ 6,985	$ 17,888

Basic earnings per share:
Net earnings per share - as reported	$ 0.16	$ 0.66	$ 1.69
Amortization of goodwill	--	--	0.01

Adjusted net earnings per share	$ 0.16	$ 0.66	$ 1.70

Diluted earnings per share:
Net earnings per share - as reported	$ 0.15	$ 0.65	$ 1.66
Amortization of goodwill	--	--	0.01

Adjusted net earnings per share	$ 0.15	$ 0.65	$ 1.67

        A summary of goodwill and other intangible assets follows (in thousands):

	October 31, 2004		October 31, 2003

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$384	$181	$304	$181
Intangible assets subject to amortization:
Deferred loan costs	233	35	233	23
Patents and Trademarks	837	563	837	505

        The above intangible assets are included in other assets on the consolidated balance sheet. The additional $80,000 of goodwill recorded in 2004 was due to the purchase of an additional ten percent interest in Powell Industries Asia Private Limited (PIA) on August 1, 2004. Since that time, PIA has been fully consolidated into our financial statements. The effect of our acquisition of PIA to our 2004 and 2003 financial statements is not material. Amortization expense related to intangible assets subject to amortization for the years ended October 31, 2004, 2003, and 2002 was $70,000, $72,000, and $67,000, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $80,000.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J.       Significant Sales Data

        No single customer or export country accounted for more than 10 percent of consolidated revenues in fiscal years 2004, 2003 or 2002.

Export sales are as follows (in thousands):	Years Ended October 31,
	2004	2003	2002
Europe (including former Soviet Union)	$ 402	$ 843	$ 386
Far East	5,550	13,120	8,717
Middle East and Africa	12,384	5,255	9,205
North, Central and South America (excluding U.S.)	10,675	20,581	9,706

Total export sales	$ 29,011	$ 39,799	$ 28,014

K.       Commitments and Contingencies

      Leases

        We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2009. At October 31, 2004, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Years Ending	Operating
October 31,	Leases
2005	$ 1,694
2006	1,468
2007	1,263
2008	893
2009	545
Thereafter	--

Total lease commitments	$ 5,863

        Lease expense for all operating leases was $1.8 million, $1.7 million and $1.7 million for fiscal years 2004, 2003 and 2002, respectively.

      Letters of Credit and Bonds

        We are contingently liable for secured and unsecured letters of credit of $10.3 million as of October 31, 2004. We also had performance bonds totaling approximately $167.9 million that were outstanding at October 31, 2004. Performance bonds are used to guarantee contract performance to our customers.

      Litigation

        We are involved in various legal proceedings, claims, and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. However, we do not believe that the ultimate conclusion of these disputes will materially affect our financial position or results of operations.

      Other Contingencies

        The Company is a party to a construction joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts, under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture has submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. The follow-on contractor’s claim, in part, includes allegations that work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA will seek indemnification from the Joint Venture for such additional amounts.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

        The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. An unfavorable outcome to the follow-on contractor’s claim could have a material adverse effect on the Company’s financial condition and results of operations.The ultimate disposition of the Joint Venture’s claim against the MTA and the MTA’s potential claim for indemnification based on the follow-on contractor’s claims are not presently determinable.

L.       Business Segments

        We manage our business through operating subsidiaries, which are combined into two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems to control and manage critical processes.

        The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents and marketable securities.

        Detailed information regarding our business segments is shown below (in thousands):

	Years Ended October 31,
	2004	2003	2002
Revenues:
Electrical Power Products	$ 173,456	$ 227,012	$ 283,592
Process Control Systems	32,686	26,369	22,811

Total	$ 206,142	$ 253,381	$ 306,403

Gross profit:
Electrical Power Products	$ 29,122	$ 42,609	$ 62,266
Process Control Systems	6,855	6,187	5,254

Total	$ 35,977	$ 48,796	$ 67,520

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle:

Electrical Power Products	$ (87)	$ 12,491	$ 27,411
Process Control Systems	1,451	1,141	868

Total	$ 1,364	$ 13,632	$ 28,279

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 31, 2004	October 31, 2003
Identifiable tangible assets:
Electrical Power Products	$ 114,374	$ 127,266
Process Control Systems	11,889	14,269
Corporate	69,270	48,140

Total	$ 195,533	$ 189,675

M.       Consolidation of Operations

        To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operations within our Electrical Power Products segment. As of June 30, 2004, the consolidation of our Greenville, Texas and North Canton, Ohio facilities was complete, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product lines by combining our Elyria, Ohio and Northlake, Illinois facilities. By the end of the first quarter 2005, we expect to complete our consolidation plan with the closure of our Watsonville, California facility. This facility is under lease, with the lease expiring in February 2005. The completed consolidations have resulted in the involuntary termination of 90 employees. The closure of our Watsonville facility will result in the termination of approximately 12 employees.

        As of October 31, 2004, the unpaid balance of the consolidation costs is included in accrued salaries, bonuses and commissions and accounts payable on the consolidated balance sheet.

        Details of the consolidation reserve during the current period are as follows:

	Accrued Charges at November 1,	Year Ended October 31, 2004	Accrued Charges at October 31,
	2003	Charges	Payments	2004
		(In thousands)
Cash charges:
Severance and employee benefits	$ --	$ 1,084	$ (674)	$ 410
Shutdown costs	--	551	(457)	94

Subtotal	$ --	1,635	$ (1,131)	$ 504

Noncash charges:
Write-down of inventory		535

Total charges		$ 2,170

        The majority of our consolidation charges relate to severance and employee benefits expense for involuntary terminations during fiscal 2004. The shutdown costs shown above include relocation expenses for employees, equipment, and inventory incurred during fiscal 2004. The relocation and setup of equipment constitutes approximately $400,000 of the shutdown costs shown above. Consolidation costs were recorded in the consolidated statement of operations for the year ended October 31, 2004 as follows:

October 31, 2004
Cost of sales	$ 1,777
Selling and administrative expenses	393

Total	$ 2,170

        We expect to incur an additional $400,000 in consolidation expenses in fiscal 2005 to complete the consolidation of our Watsonville facility.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N.       Quarterly Results of Operations (unaudited)

        The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2004 and 2003 (in thousands, except per share data):

	2004 Quarters

	First	Second	Third	Fourth	2004
Revenues	$53,227	$51,476	$52,805	$48,634	$206,142
Gross profit	9,555	8,619	9,317	8,486	35,977
Net income (loss)	747	360	737	(175)	1,669
Basic earnings (loss) per share	0.07	0.03	0.07	(0.02)	0.16
Diluted earnings (loss) per share	0.07	0.03	0.07	(0.02)	0.15

	2003 Quarters

	First (As Restated, See Note O)	Second (As Restated, See Note O)	Third (As Restated, See Note O)	Fourth (As Restated, See Note O)	2003 (As Restated, See Note O)
Revenues	$71,580	$64,201	$60,382	$57,218	$253,381
Gross profit	14,186	12,078	10,556	11,976	48,796
Income from continuing operations before
cumulative effect of change in accounting
principle	2,998	1,982	1,287	1,228	7,495
Net income	2,488	1,982	1,287	1,228	6,985
Basic earnings per share:
Earnings from continuing operations	0.28	0.19	0.12	0.12	0.71
Net earnings	0.24	0.19	0.12	0.12	0.66
Diluted earnings per share:
Earnings from continuing operations	0.28	0.19	0.12	0.11	0.70
Net earnings	0.23	0.19	0.12	0.11	0.65

	2003 Quarters

	First (As Previously Reported)	Second (As Previously Reported)	Third (As Previously Reported)	Fourth (As Previously Reported)	2003 (As Previously Reported)
Revenues	$71,580	$64,201	$60,382	$57,218	$253,381
Gross profit	14,232	12,124	10,615	11,995	48,966
Income from continuing operations before
cumulative effect of change in accounting
principle	3,034	2,018	1,336	1,240	7,628
Net income	2,524	2,018	1,336	1,240	7,118
Basic earnings per share:
Earnings from continuing operations	0.29	0.19	0.13	0.12	0.72
Net earnings	0.24	0.19	0.13	0.12	0.67
Diluted earnings per share:
Earnings from continuing operations	0.28	0.19	0.13	0.12	0.71
Net earnings	0.24	0.19	0.13	0.12	0.67

        The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O.       Restatement

        Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2003, we determined that rent expense for two lease agreements with escalation clauses had been recorded on a cash paid basis rather than straight line basis over the term of the lease. As a result, the accompanying consolidated financial statements for the years ended October 31, 2003 and 2002 have been restated from amounts previously reported.

        A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	Year Ended October 31, 2003		Year Ended October 31, 2002

	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations
Cost of goods sold	$ 204,415	$ 204,585	$ 238,745	$ 238,883
Gross Profit	48,966	48,796	67,658	67,520
Selling, general and administrative expenses	35,297	35,339	38,997	39,031
Income before interest , income taxes, and cumulative effect of change in accounting principle	13,669	13,457	28,661	28,489
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	13,844	13,632	28,451	28,279
Income tax provision (benefit)	6,216	6,137	10,546	10,481
Income from continuing operations before cumulative effect of change in accounting principle	7,628	7,495	17,905	17,798
Net income	7,118	6,985	17,905	17,798
Net earnings per common share: Basic:
Earnings from continuing operations	$ 0.72	$ 0.71	$ 1.70	$ 1.69
Net earnings	$ 0.67	$ 0.66	$ 1.70	$ 1.69
Diluted:
Earnings from continuing operations	$ 0.71	$ 0.70	$ 1.67	$ 1.66
Cumulative effect of change in accounting principle	$ 0.04	$ 0.05	$ --	$ --

Net earnings	$ 0.67	$ 0.65	$ 1.67	$ 1.66

	As of October 31, 2003
	As Previously Reported	As Restated
Consolidated Balance Sheet
Other assets	5,029	5,167
Total Assets	193,340	190,478
Other accrued expenses	6,074	5,994
Total Current Liabilities	44,424	44,344
Other liabilities	813	1,271
Total Liabilities	53,736	54,114
Retained earnings	132,990	132,750
Total Stockholders’ Equity	136,604	136,364
Total Liabilities and Stockholders’ Equity	190,340	190,478

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2004.

Item 9A.       Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

        In connection with the year-end review of our consolidated financial statements for the year ended October 31, 2004 and the audit of those statements by our independent public accountants, we determined that a subsidiary had unintentionally misapplied an accounting principle. Specifically, lease expenses were recorded incorrectly for the years ended October 31, 2003 and 2002 with respect to two lease agreements with escalation clauses, which were recorded based on actual cash paid rather than straight line over the term of the lease. As a result of this discovery, we have corrected the accounting treatment of these leases and have restated our earnings for the years ended October 31, 2003 and 2002. We have concluded that the misapplication of this accounting principle is the result of a significant deficiency in the design or operation of our internal controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. We have concluded that the misapplication was not a material weakness because, among other things, the error resulting in the unintentional misapplication occurred at a single subsidiary, did not result in any material restatement of our consolidated financial statements for the years ended October 31, 2003 and 2002 and, based on conservative future consolidated earnings projections, would not result in more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected.

        We have discussed the significant deficiency described above with the Audit Committee. Our management is working with our Audit Committee to identify and implement corrective actions where required to improve the effectiveness of our internal controls, including the enhancement of our systems and procedures. Specifically, we are implementing the following measures:

•	reviewing financial controls and procedures for recording expenses;

•	additional training of our accounting staff on complex accounting matters, including recording of expenses;

•	modifying controls and procedures to ensure appropriate accounting treatment of the accounting for leases at the inception of the lease.

        Management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective.

        We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of our 2004 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

        None

PART III

Items 10, 11, 12, 13, and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of CertainBeneficial Owners and Management; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services

        The information required by these items is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2004, under the headings set forth above.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference. Where an exhibit is filed with this Annual Report, an asterisk (*) precedes the exhibit number.

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.
2.	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits
3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 -	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1 -	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2 -	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3 -	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4 -	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).
10.5 -	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the stockholders of the Company at the 2001 Annual Meeting of Stockholders).

10.6 -	Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7 -	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8 -	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9 -	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
*10.10 -	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A.
*10.11 -	Amended Letter of Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A.
*21.1 -	Subsidiaries of Powell Industries, Inc.
*23.1 -	Consent of Deloitte & Touche LLP
*23.2 -	Consent of PricewaterhouseCoopers LLP
*31.1 -	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

*31.2 -	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).
*32.1 -	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 -	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

POWELL INDUSTRIES, INC.
By /s/ THOMAS W. POWELL Thomas W. Powell President and Chief Executive Officer (Principal Executive Officer)
By /s/ DON R. MADISON Don R. Madison Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/ THOMAS W. POWELL Thomas W. Powell	Chairman of the Board
/s/ JOSEPH L. BECHERER Joseph L. Becherer	Director
/s/ EUGENE L. BUTLER Eugene L. Butler	Director
/s/ JAMES F. CLARK James F. Clark	Director
/s/ STEPHEN W. SEALE, JR. Stephen W. Seale, Jr.	Director
/s/ ROBERT C. TRANCHON Robert C. Tranchon	Director
/s/ RONALD J. WOLNY Ronald J. Wolny	Director

Date: January 31, 2005

EXHIBIT INDEX

Number	Exhibit Title
3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 -	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1 -	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2 -	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3 -	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4 -	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996 and incorporated herein by reference).
10.5 -	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 1,500,000 to 2,100,000, which increase was approved by the stockholders of the Company at the 2001 Annual Meeting of Stockholders).

10.6 -	Powell Industries, Inc. Directors' Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7 -	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8 -	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9 -	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
*10.10 -	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A.
*10.11 -	Amended Letter of Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A.
*21.1 -	Subsidiaries of Powell Industries, Inc.
*23.1 -	Consent of Deloitte & Touche LLP
*23.2 -	Consent of PricewaterhouseCoopers LLP
*31.1 -	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

*31.2 -	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).
*32.1 -	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 -	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.