Form 10-Q
period 2005-01-31
POWELL INDUSTRIES INC
filed 2005-03-14
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005.

or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-12488

POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)

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

                       Common Stock, par value $.01 per share; 10,759,704 shares outstanding as of March 9, 2005.

Powell Industries, Inc. and Subsidiaries

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	January 31, 2005	October 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$3,234	$8,974
Marketable securities	46,539	54,208
Accounts receivable, less allowance for doubtful accounts of $674 and $617,
respectively	50,258	42,659
Costs and estimated earnings in excess of billings on uncompleted contracts	18,207	19,822
Inventories	17,760	15,332
Income taxes receivable	939	1,179
Deferred income taxes	2,041	729
Prepaid expenses and other current assets	4,838	2,717

Total Current Assets	143,816	145,620
Property, plant and equipment, net	45,280	45,041
Other assets	5,416	5,418

Total Assets	$194,512	$196,079

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$469	$474
Income taxes payable	1,061	1,358
Accounts payable	14,817	14,239
Accrued salaries, bonuses and commissions	5,721	7,964
Billings in excess of costs and estimated earnings on uncompleted contracts	18,255	15,174
Accrued product warranty	1,388	1,545
Other accrued expenses	4,233	5,596

Total Current Liabilities	45,944	46,350
Long-term debt and capital lease obligations, net of current maturities	6,609	6,626
Deferred compensation	1,795	1,744
Other liabilities	1,344	1,306

Total Liabilities	55,692	56,026

Commitments and contingencies (Note H)
Minority interest	229	218

Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	--	--
Common stock, par value $.01; 30,000,000 shares authorized; 11,000,000 and
11,000,000 shares issued, respectively; 10,742,000 and 10,730,000 shares
outstanding, respectively	110	110
Additional paid-in capital	9,461	9,433
Retained earnings	132,993	134,419
Treasury stock, 258,000 shares and 270,000 shares, respectively, at cost	(2,423)	(2,514)
Accumulated other comprehensive income	24	54
Deferred compensation	(1,574)	(1,667)

Total Stockholders' Equity	138,591	139,835

Total Liabilities and Stockholders' Equity	$194,512	$196,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,
	2005	2004

Revenues	$47,689	$53,227
Cost of goods sold	40,730	43,672

Gross profit	6,959	9,555
Selling, general and administrative expenses	9,521	8,540

Income (loss) before interest, income taxes and minority interest	(2,562)	1,015
Interest expense	77	27
Interest income	(277)	(192)

Income (loss) before income taxes and minority interest	(2,362)	1,180
Income tax provision (benefit)	(924)	433
Minority interest in net loss	(12)	--

Net income (loss)	$(1,426)	$747

Net earnings (loss) per common share:
Basic	$(0.13)	$0.07

Diluted	$(0.13)	$0.07

Weighted average shares:
Basic	10,737	10,653

Diluted	10,737	10,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended January 31,
	2005	2004

Operating Activities:
Net income (loss)	$(1,426)	$747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,158	1,142
Loss on disposition of assets	49	--
Other	17	(4)
Deferred income taxes	(1,320)	(2,059)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,599)	(5,287)
Costs and estimated earnings in excess of billings on uncompleted
contracts	1,615	8,270
Inventories	(2,428)	1,161
Prepaid expenses and other current assets	(2,121)	(2,141)
Other assets	68	(155)
Accounts payable and income taxes payable	520	(511)
Accrued liabilities	(3,763)	(1,652)
Billings in excess of costs and estimated earnings on uncompleted
contracts	3,081	2,107
Deferred compensation	130	122
Other liabilities	25	64

Net cash provided by (used in) operating activities	(11,994)	1,804

Investing Activities:
Proceeds from sale of fixed assets	39	--
Purchases of property, plant and equipment	(1,539)	(1,535)
Proceeds from sale of short term auction rate securities	7,635	200

Net cash provided by (used in) investing activities	6,135	(1,335)

Financing Activities:
Borrowings on revolving line of credit	1,348	(37)
Repayments on revolving line of credit	(1,348)	--
Proceeds from exercise of stock options	119	287

Net cash provided by financing activities	119	250

Net increase (decrease) in cash and cash equivalents	(5,740)	719
Cash and cash equivalents at beginning of period	8,974	11,863

Cash and cash equivalents at end of period	$3,234	$12,582

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77	$27

Income taxes	$387	$268

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $7 and $69
income taxes, respectively	$(12)	$129

Issuance of common stock for deferred directors' fees	$--	$75

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I
      Item 1

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.     BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

During the first quarter 2005, we revised auction rate securities held as investments from cash and cash equivalents to available-for-sale marketable securities. Accordingly, we revised our consolidated balance sheet as of October 31, 2004 to conform to the current year presentation. The aggregate fair value of these securities is equal to recorded cost, and each auction rate security has a maturity exceeding eight years from January 31, 2005 and October 31, 2004. As of October 31, 2004, $50.3 million of auction rate securities were included in cash and cash equivalents. The statements of cash flows for the three months ended January 31, 2005 and 2004 also include the revised presentation. The revised statement of cash flows for the period ended January 31, 2004 reports cash used from investing activities of $1.3 million compared to $1.5 million as previously reported.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method established by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recorded when the exercise price of the employee stock option is greater than or equal to the market price of the common stock on the grant date.

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through January 31, 2005 consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Three Months Ended January 31,
	2005	2004

Net income (loss), as reported	$(1,426)	$747
Less: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(168)	(228)

Pro forma net income (loss)	$(1,594)	$519

Basic earnings (loss) per share:
As reported	$(0.13)	$0.07
Pro forma	$(0.15)	$0.05
Diluted earnings (loss) per share:
As reported	$(0.13)	$0.07
Pro forma	$(0.15)	$0.05

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

B.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended January 31,
	2005	2004

Numerator:
Net income (loss)	$(1,426)	$747

Denominator:
Denominator for basic earnings per share-weighted average shares	10,737	10,653
Dilutive effect of stock options	--	105

Denominator for diluted earnings per share-adjusted weighted average shares
with assumed conversions	10,737	10,758

Net earnings (loss) per share:
Basic	$(0.13)	$0.07

Diluted	$(0.13)	$0.07

The Company had a net loss for the three months ended January 31, 2005; accordingly, the inclusion of common stock equivalents for outstanding stock options would be antidilutive and, therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. For the three months ended January 31, 2004, options to purchase approximately 357,000 shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock.

C.     DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable account consists of the following (in thousands):

	Three Months Ended January 31,
	2005	2004

Balance at beginning of period	$617	$1,283
Adjustments to the allowance	61	6
Deductions for uncollectible accounts written off, net of recoveries	(4)	(9)

Balance at end of period	$674	$1,280

Activity in our accrued product warranty account consists of the following (in thousands):

	Three Months Ended January 31,
	2005	2004

Balance at beginning of period	$1,545	$1,929
Additions to the accrual	287	351
Deductions for warranty charges	(444)	(447)

Balance at end of period	$1,388	$1,833

The components of inventories are summaries below (in thousands):

	January 31,	October 31,
	2005	2004

Raw materials, parts and subassemblies	$11,332	$9,167
Work-in-progress	6,428	6,165

Total inventories	$17,760	$15,332

The components of costs and estimated earnings on uncompleted contracts (in thousands):

	January 31,	October 31,
	2005	2004

Costs incurred on uncompleted contracts	$264,326	$271,442
Estimated earnings	44,867	49,691

	309,193	321,133
Less: Billings to date	309,241	316,485

	$(48)	$4,648

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted
contracts	$18,207	$19,822
Billings in excess of costs and estimated earnings on uncompleted
contracts	(18,255)	(15,174)

	$(48)	$4,648

Property, plant and equipment are summarized below (in thousands):

	January 31,	October 31,	Range of
	2005	2004	Asset Lives

Land	$4,720	$4,720	--
Buildings and improvements	39,266	39,629	3-39 Years
Machinery and equipment	26,073	29,804	3-15 Years
Furniture and fixtures	1,992	2,752	3-10 Years
Construction in process	5,936	5,336	--

	77,987	82,241
Less-accumulated depreciation	(32,707)	(37,200)

Total property, plant and equipment, net	$45,280	$45,041

Depreciation expense for the three months ended January 31, 2005 and 2004 was $1.1 million and $1.1 million, respectively.

D.     COMPREHENSIVE INCOME

Our comprehensive income (loss) consists of net income (loss), the change in fair value of marketable securities and foreign currency translation adjustments. At January 31, 2005, included in marketable securities are $3.9 million of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 1-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. Comprehensive income (loss) for the three month period ended January 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended January 31,
	2005	2004

Net income (loss)	$(1,426)	$747
Unrealized gains (losses) on marketable securities	(12)	129
Unrealized gains (losses) on foreign currency translation	(19)	--

Comprehensive income (loss)	$(1,457)	$876

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

The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in our annual report on Form 10-K for the year ended October 31, 2004. Corporate expenses and certain assets are allocated to the operating segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents and marketable securities.

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended January 31,
	2005	2004

Revenues:
Electrical Power Products	$39,764	$46,159
Process Control Systems	7,925	7,068

Total	$47,689	$53,227

Gross Profit:
Electrical Power Products	$5,232	$8,199
Process Control Systems	1,727	1,356

Total	$6,959	$9,555

Income (loss) before income taxes and minority interest:
Electrical Power Products	$(2,617)	$931
Process Control Systems	255	249

Total	$(2,362)	$1,180

	January 31,	October 31,
	2005	2004

Identifiable Tangible Assets:
Electrical Power Products	$125,152	$114,374
Process Control Systems	11,221	11,889
Corporate	57,480	69,270

Total	$193,853	$195,533

F.     POSTRETIREMENT BENEFITS

The following table illustrates the components of net periodic postretirement benefit expense in the employee retiree benefit plan (in thousands):

	Three Months Ended January 31,
	2005	2004

Service cost	$12	$19
Interest cost	11	21
Amortization of prior service cost	17	24
Amortization of net (gain) loss	(4)	(1)

Net periodic postretirement benefit expense	$36	$63

G.     INTANGIBLE AND OTHER ASSETS

A summary of intangible and other assets follows (in thousands):

	January 31, 2005		October 31, 2004

	Historical Cost	Accumulated Amortization	Historical Cost	Accumulated Amortization
Goodwill	$384	$181	$384	$181
Intangible assets subject to amortization:
Deferred loan costs	233	38	233	35
Patents and Trademarks	830	570	837	563

The above intangible and other assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three months ended January 31, 2005 and 2004 was approximately $10,000 and $17,000, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $50,000.

H.     COMMITMENTS AND CONTINGENCIES

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $10.3 million as of January 31, 2005. We also had performance bonds totaling approximately $171.6 million that were outstanding at January 31, 2005.

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

The Joint Venture has no reason to believe the systems it delivered under contract to the MTA were defective and accordingly it intends to vigorously defend any such allegations. An unfavorable outcome to the follow-on contractor’s claim could have a material adverse effect on the Company’s financial condition and results of operations. The ultimate disposition of the Joint Venture’s claim against the MTA and the MTA’s potential claim for indemnification based on the follow-on contractor’s claims are not presently determinable.

I.     CONSOLIDATION OF OPERATIONS

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operations within our Electrical Power Products segment. As of June 30, 2004, the consolidation of our Greenville, Texas and North Canton, Ohio facilities was complete, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product lines by combining our Elyria, Ohio and Northlake, Illinois facilities. As of January 31, 2005, the consolidation of our Watsonville, California was completed, resulting in the transfer of our power electronics product lines to our Houston, Texas facility. The completed consolidations have resulted in the involuntary termination of approximately 100 employees.

As of January 31, 2005, the unpaid balance of the consolidation costs is included in accrued salaries, bonuses and commissions on the consolidated balance sheet.

Details of the consolidation reserve during the current period are as follows:

	Accrued Charges at October 31, 2004	Three Months Ended January 31, 2005		Accrued Charges at January 31, 2005
		Charges	Payments

		(In thousands)
Cash chages:
Severance and employee benefits	$410	$--	$(290)	$120
Shutdown costs	94	20	(114)	--

Subtotal	$504	20	$(404)	$120

Noncash chages:
Write-down (loss) on fixed assets		46

Total charges		$66

For the three months ended January 31, 2005, shutdown costs incurred were relocation expenses for employees. These expenses are included in selling, general and administrative expenses on the consolidated statement of operations.

Part I
      Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.

Overview

We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note E of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 10% to $47.7 million in the first quarter of fiscal 2005 as compared to first quarter 2004 revenues of $53.2 million primarily due to temporary production delays. These delays resulted from customer directed specification changes as well as inclement weather. Inclement weather delayed construction work at several of our customers’ project sites, resulting in the rescheduling of supporting power control room projects in our factories. Domestic revenues decreased $3.3 million to $42.0 million for the three months ended January 31, 2005. International revenues were $5.7 million in the first quarter 2005 compared to $7.9 million in the same quarter of the prior year. Revenues outside of the United States accounted for 12% of consolidated revenues in the first quarter of fiscal 2005 compared to 15% in the same period last year.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $39.7 million for the three months ended January 31, 2005 compared to $46.2 million for the same time period of the previous year. In the first quarter of fiscal 2005, revenues from public and private utilities were approximately $15.3 million compared to $19 million in the first quarter of fiscal 2004. Revenues from industrial customers totaled $20.4 million, a decrease of $0.8 million, from the same time period of the previous year. Revenues in both our utility and industrial markets fell short of prior year results, in part due to temporary production delays required to incorporate customer directed specification changes. Inclement weather has also delayed construction work at several of our customers’ project sites, which has resulted in the rescheduling of supporting power control room projects in our factories. Municipal and transit projects generated revenues of $4 million in the first quarter of 2005 compared to $6 million in the same period a year ago.

Gross profit, as a percentage of revenues, was 13.2% in the first quarter of fiscal 2005, compared to 17.8% in the first quarter of fiscal year 2004. Higher basic material prices have continued to adversely affect gross margins. Material costs increased $0.7 million in the first quarter of fiscal 2005 compared to the same period a year ago, primarily due to copper, aluminum and steel. Incremental production costs of approximately $0.6 million were incurred during the quarter due to start up difficulties and inefficiencies with our recently relocated distribution switch product line. In addition, gross profit was adversely impacted by lower revenues and depressed market prices levels.

Process Control Systems

Revenues in our Process Control Systems segment increased 12% to $7.9 million compared to $7.1 million in the first quarter of fiscal 2004. Our contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels from the Port Authority of New York and New Jersey generated revenues of $3.8 million in the first quarter. This contract accounted for $14.3 million of segment revenues in fiscal 2004 and $4.2 million in fiscal 2003. As of January 31, 2005, the remaining value associated with this project in our backlog was $16.4 million, or 40% of segment backlog, which is expected to be recognized as revenue in the current fiscal year.

Segment gross profit, as a percentage of revenues, was 21.8% in the first quarter of fiscal 2005 compared to 19.2% in the first quarter of 2004. Gross profits as a percentage of revenues will fluctuate due to the large amount of subcontract work and material pass-through purchases on the Holland and Lincoln tunnels contracts which typically will generate significantly lower profits compared to our professional services and the significant percentage of revenues accounted for by these contracts.

For additional information related to our business segments, see Note E of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Selling, general and administrative expenses increased by $1.0 million to $9.5 million in the first quarter of 2005 compared to the same period a year ago. Research and development expenditures were $0.6 million in the first quarter of fiscal 2005 compared to $0.9 million in last year’s first quarter. Commission expenses for manufacturing sales representatives, as well as, direct sales expenses increased by approximately $700,000 in the first quarter of 2005 compared to the first quarter of 2004. We utilize manufacturers' sales representatives in territories outside of the Gulf Coast region. In the first quarter of 2005 as compared to 2004, our mix of business has shifted to territories outside of the Gulf Coast, increasing our selling expenses. Accounting and auditing expenses increased by $0.3 million. Other general administrative costs account for the balance of the increase.

Interest Income and Expense

Interest expense was approximately $77,000 in the first quarter of 2005, an increase of approximately $50,000 compared to the three months ended January 31, 2004, of which $40,000 is due to interest related to the acceptance by certain state taxing authorities of voluntary disclosure agreements. The balance of the increase is due to higher interest rates incurred on our outstanding industrial development revenue bonds.

We earned approximately $277,000 of interest income in the first quarter of 2005 compared to approximately $192,000 in the same period of the previous year. Interest income increased primarily due to higher market interest rates.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of (39.1%) in the first quarter of fiscal 2005 compared to 36.7% in the first quarter of fiscal 2004. This increase is primarily due to a higher blended state tax rate and less federal benefit for certain of those state taxes.

Net Income

In the first quarter of 2005, we incurred a net loss of $1.4 million, or $0.13 per diluted share, compared to net income of $747,000, or $0.07 per diluted share, in the first quarter of fiscal 2004. The decrease in net income is attributable to lower gross profits in our Electrical Power Products business segment and higher selling expenses.

Backlog

The order backlog on January 31, 2005, was $146.6 million, compared to $134.3 million at fiscal year end 2004 and $137.3 million at the end of the first quarter one year ago. New orders placed during the first quarter totaled $60.1 million compared to $33.1 million in the same period one year ago.

Liquidity and Capital Resources

We have maintained a strong liquidity position. Working capital was $97.9 million at January 31, 2005 compared to $99.3 million at October 31, 2004. As of January 31, 2005, current assets exceeded current liabilities by 3.1 times and our debt to capitalization ratio was less than 0.1 to 1.0.

As of January 31, 2005, we had cash, cash equivalents and marketable debt securities of $49.5 million compared to $63.2 million as of October 31, 2004. Long-term debt, net of current maturities, totaled $6.6 million at January 31, 2005 a slight decrease from year end. In addition to our long-term debt, we have a $15 million revolving credit agreement expiring February 2007. As of January 31, 2005, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of January 31, 2005.

Operating Activities

For the three months ended January 31, 2005, cash used in operating activities was $12.0 million. This reduction in cash was principally used to fund growth in accounts receivable and inventories.

Investing Activities

Cash used for the purchase of property, plant and equipment during the three months ended January 31, 2005 and 2004 was $1.5 million. The majority of our 2005 capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms. We have committed to capital projects totaling $6.1 million to acquire a new metal finishing and paint system and a laser cut fabrication with automated material handling. As of the end of the first quarter of fiscal 2005, we have incurred costs of $5.1 million for these projects. These projects are expected to be completed within the next four months. A year ago, the majority of our capital expenditures were used to increase our manufacturing capabilities available for the manufacture of electrical power modules. These modules are provided to the oil and gas industry for use on offshore platforms. Proceeds from the sale of auction rate securities during the three months ended January 31, 2005 were $7.6 million compared to $0.2 million for the three months ended January 31, 2004. Auction rate securities were sold to finance working capital requirements of the business.

Financing Activities

Financing activities provided approximately $119,000 in the first quarter of 2005 compared to approximately $250,000 in the same period a year ago. The primary source of cash from financing activities was proceeds from the exercise of stock options.

Outlook

We expect our principal market to strengthen throughout 2005. Customer inquiries, or requests for proposals, have steadily strengthened during the second half of fiscal 2004 and on into the first quarter of 2005. One of the positive trends we have experienced is an increase in new order activity. Orders during first quarter of 2005 and fourth quarter of 2004 totaled $60.1 million and $61.5 million, respectively, compared to $33.1 million and $36.3 million in the same periods one year ago. We are optimistic that we will see further improvements throughout fiscal 2005.

In our Electrical Power Products segment, new orders during first quarter of 2005 and fourth quarter of 2004 totaled $55.5 million and $56.6 million, respectively, compared to $30.3 million and $34.6 million in the same periods a year ago. In addition, we expect to realize lower overhead expenses and increased efficiencies as a result of our consolidation efforts initiated in 2004 and capital improvements, both of which should improve our competitive position. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we will be well-positioned to take advantage of improving economic conditions.

We anticipate that we will need to reinvest a portion of our cash in operating working capital in fiscal 2005. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments and possible future acquisitions for the foreseeable future.

Part I
      Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at January 31, 2005 and October 31, 2004, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of less than $75,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Our market risk associated with foreign currency rates is not considered to be material, since we primarily arrange compensation in U.S. dollars. During each of the past three years, we have not experienced a significant effect on our business due to fluctuations in foreign exchange rates.

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2005 or 2004. During 2004, we experienced significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2004. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.

Part I
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

POWELL INDUSTRIES, INC.
Registrant

March 14, 2005 Date	/s/ THOMAS W. POWELL Thomas W. Powell President & Chief Executive Officer (Principal Executive Officer)
March 14, 2005 Date	/s/ DON R. MADISON Don R. Madison Vice President & Chief Financial Officer (Principal Financial Officer)