Form 10-Q
period 2005-04-30
POWELL INDUSTRIES INC
filed 2005-06-08
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-12488

POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 944-6900

     Indicate by “X” whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by “X” whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          Common Stock, par value $.01 per share; 10,766,965 shares outstanding as of June 6, 2005.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

For the Quarter Ended April 30, 2005

Powell Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30,	October 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$949	$8,974
Marketable securities	40,372	54,208
Accounts receivable, less allowance for doubtful accounts of $678 and $617, respectively	48,738	42,659
Costs and estimated earnings in excess of billings on uncompleted contracts	28,851	19,822
Inventories, net	19,721	15,332
Income taxes receivable	1,717	1,179
Deferred income taxes	1,454	729
Prepaid expenses and other current assets	4,529	2,717

Total Current Assets	146,331	145,620

Property, plant and equipment, net	45,119	45,041
Other assets	5,719	5,418

Total Assets	$197,169	$196,079

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$468	$474
Income taxes payable	888	1,358
Accounts payable	18,287	14,239
Accrued salaries, bonuses and commissions	6,652	7,964
Billings in excess of costs and estimated earnings on uncompleted contracts	16,810	15,174
Accrued product warranty	1,373	1,545
Other accrued expenses	3,926	5,596

Total Current Liabilities	48,404	46,350

Long-term debt and capital lease obligations, net of current maturities	6,592	6,626
Deferred compensation	1,848	1,744
Other liabilities	1,383	1,306

Total Liabilities	58,227	56,026

Commitments and contingencies (Note H)

Minority interest	242	218

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,000,000 and 11,000,000 shares issued, respectively; 10,765,000 and 10,730,000 shares outstanding, respectively	110	110
Additional paid-in capital	9,565	9,433
Retained earnings	132,698	134,419
Treasury stock, 234,000 shares and 270,000 shares, respectively, at cost	(2,202)	(2,514)
Accumulated other comprehensive income	7	54
Deferred compensation	(1,478)	(1,667)

Total Stockholders’ Equity	138,700	139,835

Total Liabilities and Stockholders’ Equity	$197,169	$196,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues	$58,914	$51,476	$106,603	$104,703

Cost of goods sold	50,472	42,857	91,202	86,529

Gross profit	8,442	8,619	15,401	18,174

Selling, general and administrative expenses	9,353	8,187	18,874	16,726

Income (loss) before interest, income taxes and minority interest	(911)	432	(3,473)	1,448

Interest expense	139	34	216	62

Interest income	(317)	(175)	(594)	(367)

Income (loss) before income taxes and minority interest	(733)	573	(3,095)	1,753

Income tax provision (benefit)	(451)	213	(1,375)	646

Minority interest in net income	13	—	1	—

Net income (loss)	$(295)	$360	$(1,721)	$1,107

Net earnings (loss) per common share:

Basic	$(0.03)	$0.03	$(0.16)	$0.10

Diluted	$(0.03)	$0.03	$(0.16)	$0.10

Weighted average shares:

Basic	10,763	10,676	10,750	10,664

Diluted	10,763	10,768	10,750	10,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended April 30,
	2005	2004
Operating Activities:
Net income (loss)	$(1,721)	$1,107
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,042	2,339
Bad debt expense	65	233
Gain on disposition of assets	(21)	—
Other	34	21
Deferred income taxes	(988)	(2,852)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,144)	(2,261)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,029)	11,082
Inventories	(4,389)	3,324
Prepaid expenses and other current assets	(1,812)	(1,545)
Other assets	(83)	(315)
Accounts payable and income taxes payable	3,040	(34)
Accrued liabilities	(3,154)	(993)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,636	1,640
Deferred compensation	263	254
Other liabilities	47	127

Net cash provided by (used in) operating activities	(20,214)	12,127

Investing Activities:
Proceeds from sale of fixed assets	46	—
Purchases of property, plant and equipment	(2,061)	(3,135)
Proceeds from sale of short term auction rate securities	18,760	—
Purchase of short term auction rate securities	(5,000)	(3,425)

Net cash provided by (used in) investing activities	11,745	(6,560)

Financing Activities:
Borrowings on revolving line of credit	2,089	217
Repayments on revolving line of credit	(2,089)	(135)
Proceeds from exercise of stock options	444	497

Net cash provided by financing activities	444	579

Net increase (decrease) in cash and cash equivalents	(8,025)	6,146
Cash and cash equivalents at beginning of period	8,974	11,863

Cash and cash equivalents at end of period	$949	$18,009

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$212	$62

Income taxes	$478	$1,344

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $17 and $34 income taxes, respectively	$28	$63

Issuance of common stock for deferred directors’ fees	$14	$75

Assets acquired under capital lease obligations	$—	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements (Unaudited)

A.	BASIS OF PRESENTATION AND STOCK-BASED COMPENSATION

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

During the first quarter 2005, we revised auction rate securities held as investments from cash and cash equivalents to available-for-sale marketable securities. Accordingly, we revised our consolidated balance sheet as of October 31, 2004 to conform to the current year presentation. The aggregate fair value of these securities is equal to recorded cost, and each auction rate security has a maturity exceeding eight years from April 30, 2005 and October 31, 2004. As of October 31, 2004, $50.3 million of auction rate securities were included in cash and cash equivalents. The statements of cash flows for the six months ended April 30, 2005 and 2004 also include the revised presentation. The revised statement of cash flows for the period ended April 30, 2004 reports cash used from investing activities of $6.6 million compared to $3.1 million as previously reported.

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

If compensation expense for our stock option plans had been determined based on the fair value at the grant date for awards through April 30, 2005 consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(295)	$360	$(1,721)	$1,107
Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(168)	(228)	(336)	(456)

Pro forma net income (loss)	$(463)	$132	$(2,057)	$651

Basic earnings (loss) per share:
As reported	$(0.03)	$0.03	$(0.16)	$0.10
Pro forma	$(0.04)	$0.01	$(0.19)	$0.06
Diluted earnings (loss) per share:
As reported	$(0.03)	$0.03	$(0.16)	$0.10
Pro forma	$(0.04)	$0.01	$(0.19)	$0.06

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. We are in the process of evaluating the impact of the adoption of SFAS No. 123(R).

B.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(295)	$360	$(1,721)	$1,107

Denominator:
Denominator for basic earnings per share-weighted average shares	10,763	10,676	10,750	10,664
Dilutive effect of stock options	—	92	—	100

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	10,763	10,768	10,750	10,764

Net earnings (loss) per share:
Basic	$(0.03)	$0.03	$(0.16)	$0.10

Diluted	$(0.03)	$0.03	$(0.16)	$0.10

The Company had a net loss for the three and six months ended April 30, 2005; accordingly, the inclusion of common stock equivalents for outstanding stock options would be antidilutive and, therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same. For the three and six months ended April 30, 2004, options to purchase approximately 354,000 and 356,000 shares of common stock were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common stock.

C.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable account consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Balance at beginning of period	$674	$1,280	$617	$1,283
Adjustments to the reserve	4	(238)	65	(233)
Deductions for uncollectible accounts written off, net of recoveries	—	(26)	(4)	(34)

Balance at end of period	$678	$1,016	$678	$1,016

Warranty Accrual

Activity in our accrued product warranty accrual account consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Balance at beginning of period.	$1,388	$1,833	$1,545	$1,929
Adjustments to the reserve	350	344	637	695
Deductions for warranty charges	(365)	(414)	(809)	(861)

Balance at end of period	$1,373	$1,763	$1,373	$1,763

Inventories

The components of inventories are summarized below (in thousands):

	April 30,	October 31,
	2005	2004
Raw materials, parts and subassemblies	$13,271	$9,167
Work-in-progress	6,450	6,165

Total inventories	$19,721	$15,332

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings on uncompleted contracts (in thousands):

	April 30,	October 31,
	2005	2004
Costs incurred on uncompleted contracts	$269,429	$271,442
Estimated earnings	44,498	49,691

	313,927	321,133
Less: Billings to date	301,886	316,485

	$12,041	$4,648

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$28,851	$19,822
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,810)	(15,174)

	$12,041	$4,648

Property, plant and equipment

Property, plant and equipment are summarized below (in thousands):

	April 30,	October 31,	Range of Asset
	2005	2004	Lives
Land	$4,720	$4,720	—
Buildings and improvements	39,540	39,629	3-39 Years
Machinery and equipment	26,729	29,804	3-15 Years
Furniture and fixtures	2,006	2,752	3-10 Years
Construction in process	5,927	5,336	—

	78,922	82,241
Less: accumulated depreciation	(33,803)	(37,200)

Total property, plant and equipment, net	$45,119	$45,041

Depreciation expense for the six months ended April 30, 2005 and 2004 was $2.0 million and $2.3 million, respectively.

D.	COMPREHENSIVE INCOME

Our comprehensive income (loss) consists of net income (loss), the change in fair value of marketable securities and foreign currency translation adjustments. At April 30, 2005, included in marketable securities are $3.9 million of investment-grade corporate bonds that we have classified as available-for-sale. The maturity dates of these bonds vary from 1-9 years. These investments are carried at fair value, with unrealized gains and losses, net of related tax effects, included in other comprehensive income. Comprehensive income (loss) for the six month period ended April 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income (loss)	$(295)	$360	$(1,721)	$1,107
Unrealized gains (losses) on marketable securities	(17)	(66)	(28)	63

Unrealized gains (losses) on foreign currency translation	—	—	(19)	—

Comprehensive income (loss)	$(312)	$294	$(1,768)	$1,170

E.	BUSINESS SEGMENTS

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

     Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues:
Electrical Power Products	$48,384	$43,993	$88,148	$90,152
Process Control Systems	10,530	7,483	18,455	14,551

Total	$58,914	$51,476	$106,603	$104,703

Gross profit:
Electrical Power Products	$5,950	$7,024	$11,182	$15,223
Process Control Systems	2,492	1,595	4,219	2,951

Total	$8,442	$8,619	$15,401	$18,174

Income (loss) before income taxes and minority interest:
Electrical Power Products	$(1,518)	$270	$(4,134)	$1,201
Process Control Systems	785	303	1,039	552

Total	$(733)	$573	$(3,095)	$1,753

	April 30,	October 31,
	2005	2004
Identifiable Tangible Assets:
Electrical Power Products	$136,596	$114,374
Process Control Systems	10,951	11,889
Corporate	48,982	69,141

Total	$196,529	$195,404

Excluded from identifiable tangible assets is $640,000 and $675,000 of intangible and other assets as of April 30, 2005 and October 31, 2004, respectively.

F.	POSTRETIREMENT BENEFITS

The following table illustrates the components of net periodic postretirement benefit expense in the employee retiree benefit plan (in thousands):

	Post-Retirement Plan Benefits
	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Service cost	$16	$19	$28	$37
Interest cost	16	21	27	42
Amortization of prior service cost	23	24	40	48
Amortization of net (gain) loss	(6)	(1)	(10)	(1)

Net periodic postretirement benefit expense	$49	$63	$85	$126

G.	INTANGIBLE AND OTHER ASSETS

A summary of intangible and other assets follows (in thousands):

	April 30, 2005		October 31, 2004

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$384	$181	$384	$181

Intangible and other assets subject to amortization:
Deferred loan costs	233	41	233	35
Patents and Trademarks	830	585	837	563

The above intangible and other assets are included in other assets on the consolidated balance sheet. Amortization expense related to intangible assets subject to amortization for the three and six months ended April 30, 2005 was approximately $18,000 and $28,000, respectively, and $17,000 and $35,000, respectively, for the three and six months ended April 30, 2004. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $50,000.

H.	COMMITMENTS AND CONTINGENCIES

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $10.8 million as of April 30, 2005. We also had performance bonds totaling approximately $172 million that were outstanding at April 30, 2005.

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

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. As of June 30, 2004, the consolidation of our Greenville, Texas facility into our North Canton, Ohio facility was completed, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product lines by combining our Elyria, Ohio operations into our Northlake, Illinois facility. As of April 30, 2005, the consolidation of our Watsonville, California operations into our Houston, Texas facility was completed, resulting in the transfer of our power electronics product lines to Houston. The consolidation of our operations have resulted in the involuntary termination of approximately 100 employees.

As of April 30, 2005, the unpaid balance of the consolidation costs is included in accrued salaries, bonuses and commissions on the consolidated balance sheet.

     Details of the consolidation reserve during the current period are as follows:

	Accrued
	Charges at	Six Months Ended		Accrued
	October 31,	April 30, 2005		Charges at
	2004	Charges	Payments	April 30, 2005
	(In thousands)
Cash charges:
Severance and employee benefits	$410	$—	$(365)	$45
Shutdown costs	94	20	(114)	—

Subtotal	$504	20	$(479)	$45

Noncash charges:
Write-down (loss) on fixed assets		46

Total charges		$66

For the six months ended April 30, 2005, shutdown costs incurred were relocation expenses for employees. These expenses are included in selling, general and administrative expenses on the consolidated statement of operations.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Results of Operations

Revenue and Gross Profit

Consolidated revenues increased $7.4 million to $58.9 million in the second quarter of fiscal 2005 as compared to second quarter 2004 revenues primarily due to a strengthening order backlog. Domestic revenues increased by 14% to $49.2 million. International revenues were $9.7 million in the second quarter 2005 compared to $8.4 million in the same quarter of the prior year. Revenues outside of the United States accounted for 16% of consolidated revenues in the second quarter of fiscal 2005 unchanged from the same period last year.

For the six months ended April 30, 2005, consolidated revenues increased $1.9 million to $106.6 million compared to the six months ended April 30, 2004 of $104.7 million. Domestic revenues for the first six months of fiscal 2005 were $91.2 million compared to $88.4 million for the first six months of fiscal 2004. International revenues were $15.4 million for the first six months of fiscal 2005 compared to $16.3 million for the same period of last year. For the six months ended April 30, 2005, revenue outside of the United States accounted for 14% of consolidated revenues compared to 16% for the same period a year ago.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $48.4 million for the three months ended April 30, 2005 compared to $44.0 million for the same time period of the previous year. During the second quarter of fiscal 2005, revenues from utility markets strengthened compared to the same period of the prior year. In the second quarter of fiscal 2005, revenues from public and private utilities were approximately $27.6 million, an increase of $16.6 million compared to the second quarter of fiscal 2004. Revenues from industrial customers totaled $19.0 million compared to $30.3 million from the same period of the previous year. Municipal and transit projects generated revenues of $1.8 million in the second quarter of 2005 compared to $2.7 million in the same period a year ago.

For the six months ended April 30, 2005, this segment recorded revenues of $88.1 million compared to $90.2 million for the first six months of fiscal 2004. During the first six months of 2005, revenues from utility markets strengthened from the same period a year ago. Utility revenues totaled $42.9 million, an increase of approximately 44%. Industrial revenues were $39.5 million, compared to $51.5 million a year ago and revenues from municipal and transit projects totaled $5.8 million, compared to $8.9 million for the same period last year.

Gross profit, as a percentage of revenues declined to 12.3% in the second quarter of fiscal 2005, compared to 16.0% in the second quarter of fiscal year 2004. Material costs increased $0.3 million in the second quarter of fiscal 2005 compared to the same period a year ago, primarily due to copper, aluminum and steel. In addition, gross profit margins were adversely impacted in the second quarter of 2005 by competitive pricing pressures due to depressed market levels when jobs were bid in previous periods. Contract labor increased approximately $0.5 million in the second quarter of fiscal year 2005 compared to the same period of last year due to additional labor needed to handle the increase in volume.

For the six months ended April 30, 2005, gross profit as a percentage of revenues decreased to 12.7% from 16.9% for the first six months of fiscal 2004. Higher commodity price levels and competitive pricing due to depressed market levels have contributed to lower gross profit. Direct material costs increased approximately 2.3%, or $1.0 million, during the first six months of 2005 compared to the same period a year ago. In addition, incremental production costs of approximately $0.6 million were incurred during the first three months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line.

Process Control Systems

Revenues in our Process Control Systems segment increased to $10.5 million for the three months ended April 30, 2005 from $7.5 million for the same period of the prior year. Additionally, revenues for this segment increased to $18.5 million for the six months ended April 30, 2005 from $14.6 million for the same period of the prior year. The majority of the increase related to our contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels from the Port Authority of New York and New Jersey. As of April 30, 2005, the remaining value associated with this project in our backlog was $10.7 million which is expected to be recognized as revenue in the next six to nine months.

Gross profit as a percentage of revenues improved to 23.7% in the second quarter of fiscal 2005 compared to 21.3% in the same quarter of the prior year and increased to 22.9% for the first half of fiscal 2005 compared to 20.3% in the same period of fiscal 2004. This increase in gross profit margin can be attributed to improved job performance on the ITS project discussed above and the increase in revenue without a commensurate increase in operating costs. Gross profits, as a percentage of revenues, will fluctuate due to the large amount of subcontract work and material pass-through.

For additional information related to our business segments, see Note E of the Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million to $9.4 million in the second quarter of 2005 compared to the same period of last year. Research and development expenditures were $0.5 million in the second quarter of fiscal 2005 compared to $0.9 million in last year’s second quarter. Commission expenses for manufacturing sales representatives, as well as, direct sales expenses increased by approximately $0.3 million in the second quarter of 2005 compared to the second quarter of 2004 due to the increase in revenues and backlog. Accounting and auditing expenses increased by $0.2 million primarily due to costs incurred for Sarbanes-Oxley compliance. Additionally, selling, general and administrative expenses for the second quarter of 2004 were reduced due to the collection of $0.4 million from a customer which had been previously written off as bad dcbt expense.

For the six months ended April 30, 2005, selling, general and administrative expenses were $18.9 million, or 17.7% of revenues, compared to $16.7 million, or 16.0% of revenues, for the first six months of fiscal 2004. For the six months ended April 30, 2005, research and development expenditures were $1.2 million compared to $1.8 million in first six months of fiscal 2004. Commission expenses for manufacturing sales representatives, as well as, direct sales expenses increased by approximately $0.8 million in the first half of fiscal 2005 compared to the second half of fiscal 2004. Accounting and auditing expenses increased by $0.5 million in the first six months of fiscal 2005 compared to the same period of fiscal 2004 primarily due to costs incurred for Sarbanes-Oxley compliance. Additionally, selling, general and administrative expenses for the second quarter of 2004 were reduced due to the collection of $0.4 million from a customer which had been previously written off as bad dcbt expense.

Interest expense was approximately $139,000 in the second quarter of fiscal 2005, an increase of approximately $105,000 compared to the same period in fiscal 2004. This increase is primarily due to interest expense related to interest payments to certain state taxing authorities related to voluntary disclosure agreements.

For the six months ended April 30, 2005, we incurred $216,000 in interest expense compared to $62,000 for the same time period of fiscal 2004. This increase is primarily related to the interest payments to state taxing authorities discussed above.

We earned approximately $317,000 of interest income in the second quarter of 2005 compared to approximately $175,000 in the same period of the previous year and approximately $594,000 in the first six months of 2005 compared to $367,000 in the same period of the prior year. Interest income increased primarily due to higher market interest rates and a higher average balance of marketable securities in the first six months of fiscal 2005 compared to the same period in fiscal 2004.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of (61.5%) in the second quarter of fiscal 2005 compared to 37.2% in the second quarter of fiscal 2004 and an effective tax rate of (44.4%) in the first six months of fiscal 2005 compared to 36.9% in the first six months of fiscal 2004 . This increase is primarily due to a higher blended state tax rate and less federal benefit for certain of those state taxes.

Net Income

In the second quarter of 2005, we incurred a net loss of $295,000, or $0.03 per diluted share, compared to net income of $360,000, or $0.03 per diluted share, in the second quarter of fiscal 2004. For the six months ended April 30, 2005, we incurred a net loss of $1.7 million, or $0.16 per diluted share, compared to net income of $1.1 million, or $0.10 per diluted share, for the first six months of 2004. Lower gross profits in our Electrical Power Products business segment and higher selling, general and administrative expenses have resulted in a net loss in fiscal 2005.

Backlog

The order backlog on April 30, 2005, was $161.4 million, compared to $134.3 million at fiscal year end 2004 and $131.2 million at the end of the second quarter one year ago. New orders placed during the second quarter totaled $73.6 million compared to $45.3 million in the same period one year ago.

Liquidity and Capital Resources

We have maintained a strong liquidity position. Working capital was $97.9 million at April 30, 2005 compared to $99.3 million at October 31, 2004. As of April 30, 2005, current assets exceeded current liabilities by 3.0 times and our debt to capitalization ratio was 4.8%.

As of April 30, 2005, we had cash, cash equivalents and marketable securities of $41.3 million compared to $63.2 million as of October 31, 2004. Long-term debt and capital lease obligations, net of current maturities, totaled $6.6 million at April 30, 2005 compared to $6.6 million at October 31, 2004. In addition to our long-term debt, we have a $15 million revolving credit agreement expiring February 2007. As of April 30, 2005, there were no borrowings under this line of credit. We were in compliance with all debt covenants as of April 30, 2005.

Operating Activities

For the six months ended April 30, 2005, cash used in operating activities was $20.2 million compared to cash provided by operations of $12.1 million for the six months ended April 30, 2004. This reduction in cash was principally used to fund growth in accounts receivable, inventories and costs related to uncompleted contracts which were not billed. This use of cash has resulted from the ramp up of our manufacturing operations resulting in working capital being required to fund the increase in volume.

Investing Activities

Cash used for the purchase of property, plant and equipment during the six months ended April 30, 2005 was $2.1 million compared to $3.1 million for the same period of the prior year. The majority of our 2005 capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms. A year ago, the majority of our capital expenditures were used to increase our manufacturing capabilities available for the manufacture of electrical power modules. These modules are provided to the oil and gas industry for use on offshore platforms.

Net proceeds from the sale and purchases of auction rate securities during the six months ended April 30, 2005 were $13.8 million compared to cash used to purchase short term auction rate securities of $3.4 million for the six months ended April 30, 2004. Auction rate securities were sold to finance working capital requirements of the business in the first six months of fiscal 2005.

Financing Activities

Financing activities provided $0.4 million for the six months ended April 30, 2005 compared to $0.6 million in the same period a year ago. The primary source of cash from financing activities was proceeds from the exercise of stock options.

Outlook

We expect our principal markets to strengthen throughout 2005. Customer inquiries, or requests for proposals, have steadily strengthened during the second half of fiscal 2004 and on into the first six months of 2005. One of the positive trends we have experienced is an increase in new order activity. Orders during the second quarter and first quarter of 2005 totaled $73.6 million and $60.1 million, respectively, compared to $45.3 million and $33.1 million in the same periods one year ago. We are optimistic that we will maintain this strengthened order rate throughout fiscal 2005.

In our Electrical Power Products segment, new orders during the second quarter and first quarter of 2005 totaled $62.1 million and $55.5 million, respectively, compared to $38.4 million and $30.3 million in the same periods one year ago. In addition, we expect to realize lower overhead expenses and increased efficiencies as a result of our consolidation efforts initiated in 2004 and capital improvements, both of which should improve our competitive position. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we are well-positioned to take advantage of improving economic conditions.

We anticipate that we will need to reinvest a portion of our cash in operating working capital for the remainder of fiscal 2005. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments and possible future acquisitions for the foreseeable future.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at April 30, 2005 and October 31, 2004, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of less than $75,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Our market risk associated with foreign currency rates is not considered to be material, since we primarily arrange compensation in U.S. dollars. During each of the past three years, we have not experienced a significant effect on our business due to fluctuations in foreign exchange rates.

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2005 or 2004. During 2004 and the first half or fiscal 2005, we experienced significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2004 and the first half of fiscal 2005. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Item 4. Controls And Procedures

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

At the annual meeting of stockholders of the Company held on April 15, 2005, Eugene L. Butler and Ronald J. Wolny were elected as directors of the Company with terms ending in 2008. The directors continuing in office after the meeting are Joseph L. Becherer, James F. Clark, Thomas W. Powell, Stephen W. Seale, Jr., and Robert C. Tranchon. As to each nominee for director, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Non-votes
Eugene L. Butler	9,879,202	43,560	673,787	—	—
Ronald J. Wolny	10,065,365	58,229	472,955	—	—

At the annual meeting, the stockholders also approved the adoption of the Powell Industries, Inc. Non-Employee Director Restricted Stock Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter, were as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Non-Votes
8,418,044	831,037	1,289,939	57,529	—

At the annual meeting, the stockholders also approved the amendment of the Powell Industries, Inc. 1992 Stock Option Plan to increase the number of shares available for issuance thereunder by 600,000 shares. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter, were as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Non-Votes
7,899,018	1,389,041	1,289,939	18,551	—

ITEM 6.	Exhibits

	3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

	3.2 -	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

	31.1 -	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

	31.2 -	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

	32.1 -	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2 -	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

June 8, 2005	/s/ THOMAS W. POWELL

Date	Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

June 8, 2005	/s/ DON R. MADISON

Date	Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Title
3.1 —	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 —	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

31.1 —	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2 —	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1 —	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.