Form 10-Q
period 2005-07-31
POWELL INDUSTRIES INC
filed 2005-09-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark one)
☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-12488
POWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)
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
     Common Stock, par value $.01 per share; 10,847,278 shares outstanding as of September 6, 2005.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended July 31, 2005

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31,	October 31,
	2005	2004
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$13,092	$8,974
Marketable securities	12,225	54,208
Accounts receivable, less allowance for doubtful accounts of $643 and $617, respectively	67,320	42,659
Costs and estimated earnings in excess of billings on uncompleted contracts	29,994	19,822
Inventories, net	22,436	15,332
Income taxes receivable	1,154	1,179
Deferred income taxes	1,519	729
Prepaid expenses and other current assets	5,858	2,717

Total Current Assets	153,598	145,620
Property, plant and equipment, net	54,386	45,041
Goodwill	3,824	203
Other assets	6,017	5,215

Total Assets	$217,825	$196,079

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	1,563	474
Income taxes payable	514	1,358
Accounts payable	20,081	14,239
Accrued salaries, bonuses and commissions	8,422	7,964
Billings in excess of costs and estimated earnings on uncompleted contracts	18,087	15,174
Accrued product warranty	1,607	1,545
Other accrued expenses	5,910	5,596

Total Current Liabilities	56,184	46,350
Long-term debt and capital lease obligations, net of current maturities	16,018	6,626
Deferred compensation	1,858	1,744
Other liabilities	1,424	1,306

Total Liabilities	75,484	56,026

Commitments and contingencies (Note J)

Minority interest	248	218

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 10,999,733 and 10,999,733 shares issued, respectively; 10,831,065 and 10,730,134 shares outstanding, respectively	110	110
Additional paid-in capital	10,092	9,433
Retained earnings	134,830	134,419
Treasury stock, 168,668 shares and 269,599 shares, respectively, at cost	(1,573)	(2,514)
Accumulated other comprehensive income	(27)	54
Deferred compensation	(1,339)	(1,667)

Total Stockholders’ Equity	142,093	139,835

Total Liabilities and Stockholders’ Equity	$217,825	$196,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Revenues	$66,915	$52,805	$173,518	$157,508

Cost of goods sold	54,354	43,488	145,556	130,017

Gross profit	12,561	9,317	27,962	27,491

Selling, general and administrative expenses	9,887	8,849	28,761	25,574

Income (loss) before interest, income taxes and minority interest	2,674	468	(799)	1,917

Interest expense	130	45	346	108

Interest income	(289)	(235)	(883)	(602)

Income (loss) before income taxes and minority interest	2,833	658	(262)	2,411

Income tax provision (benefit)	695	(79)	(680)	567

Minority interest in net income	6	—	7	—

Net income	$2,132	$737	$411	$1,844

Net earnings per common share:

Basic	$0.20	$0.07	$0.04	$0.17

Diluted	$0.19	$0.07	$0.04	$0.17

Weighted average shares:

Basic	10,775	10,701	10,757	10,676

Diluted	10,939	10,777	10,886	10,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended July 31,
	2005	2004
Operating Activities:
Net income	$411	$1,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,244	3,396
Amortization of unearned restricted stock	91	47
Bad debt expense	30	355
Gain on disposition of assets	(21)	(146)
Net realized gain on sale of available-for-sale securities	(28)	—
Tax benefit from exercise of stock options	234	100
Deferred income taxes	(1,048)	(1,516)
Postretirement benefit liability	149	171
Changes in operating assets and liabilities:
Accounts receivable, net	(19,961)	736
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,680)	14,825
Inventories	(3,359)	3,006
Prepaid expenses and other current assets	(2,762)	(1,112)
Other assets	68	(620)
Accounts payable and income taxes payable	(770)	(1,044)
Accrued liabilities	128	(327)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,473	(2,185)
Deferred compensation	351	380
Other liabilities	(37)	—

Net cash provided by (used in) operating activities	(27,487)	17,910

Investing Activities:
Proceeds from sale of fixed assets	46	290
Proceeds from maturities and sales of available-for-sale securities	3,817	—
Purchases of property, plant and equipment	(3,226)	(4,920)
Proceeds from sale of short-term auction rate securities	43,060	1,491
Purchase of short-term auction rate securities	(5,000)	(23,728)
Acquisition of S&I	(18,460)	—

Net cash provided by (used in) investing activities	20,237	(26,867)

Financing Activities:
Borrowings on revolving line of credit	5,905	274
Repayments on revolving line of credit	(5,905)	(274)
Borrowings on Term Loan	10,598	—
Payments on capital lease obligations	(119)	(82)
Debt issue costs	(461)	—
Proceeds from exercise of stock options	1,350	797

Net cash provided by financing activities	11,368	715

Net increase (decrease) in cash and cash equivalents	4,118	(8,242)
Cash and cash equivalents at beginning of period	8,974	11,863

Cash and cash equivalents at end of period	$13,092	$3,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$326	$106

Income taxes	$562	$1,728

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $9 and $33 income taxes, respectively	$26	$111

Unrealized gain on forward contracts	$13	$—

Unrealized foreign currency gain/(loss)	$(67)	$—

Issuance of common stock for deferred directors’ fees	$14	$75

Assets acquired under capital lease obligations	$—	$200

Accrued acquisition costs	$485	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (“we,” “us,” “our,” “Powell,” or the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the first quarter of 2005, we revised auction rate securities held as investments from cash and cash equivalents to available-for-sale marketable securities. Accordingly, we revised our consolidated balance sheet as of October 31, 2004 to conform to the current year presentation. The aggregate fair value of these securities is equal to recorded cost, and each auction rate security had a maturity exceeding 18 years from July 31, 2005. As of October 31, 2004, $50.3 million of auction rate securities were included in cash and cash equivalents. The statements of cash flows for the nine months ended July 31, 2005 and 2004 also include the revised presentation. The revised statement of cash flows for the period ended July 31, 2004 reports cash used from investing activities of $26.9 million compared to $4.2 million as previously reported.

Foreign Currency Translation

Generally, the net assets of foreign operations are translated into U.S. dollars using current exchange rates. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income.

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

If compensation expense for our stock option plans had been determined based on an estimate of the fair value at the grant date for awards through July 31, 2005 consistent with the provisions of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net income, as reported	$2,132	$737	$411	$1,844
Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects	(198)	(222)	(534)	(678)

Pro forma net income (loss)	$1,934	$515	$(123)	$1,166

Basic earnings (loss) per share:
As reported	$0.20	$0.07	$0.04	$0.17
Pro forma	$0.18	$0.05	$(0.01)	$0.11
Diluted earnings (loss) per share:
As reported	$0.19	$0.07	$0.04	$0.17
Pro forma	$0.18	$0.05	$(0.01)	$0.11
Hedging Activities
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.
On July 14, 2005, the Company entered into a forward foreign exchange contract with a notional amount of 2.1 million Canadian dollars maturing on December 23, 2005. This foreign currency derivative qualifies for and is classified as a fair value hedge. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 31, 2005, the fair value of the forward swap contract resulted in an unrealized gain of approximately $13,000.
New Accounting Pronouncements
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
In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share above.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income.

B.	ACQUISITION

On July 4, 2005, Powell acquired substantially all of the assets and assumed substantially all of the operating liabilities of Switchgear & Instrumentation Limited (“S&I”). S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I is a supplier of medium and low voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries, including: international oil, gas, petrochemical, power generation and distribution, heavy industry, pharmaceuticals, water treatment and wastewater treatment. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $0.9 million). Approximately $9.2 million was funded from existing cash and investments and the balance was provided from the Term Loan (see Note J). The results of operations of S&I are included in the Company’s consolidated financial statements from July 4, 2005 through July 31, 2005. The consolidated balance sheet of Powell Industries, Inc. includes an allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The primary purchase price allocation was as follows (in thousands):

Accounts receivable	$4,730
Costs and estimated earnings in excess of billings	4,492
Inventories	3,745
Prepaid expenses and other current assets	379
Property, plant and equipment	9,542
Goodwill	3,625
Accounts payable	(5,793)
Billings in excess of costs and estimated earnings	(1,440)
Other accrued expenses	(334)

Total purchase price	$18,946

The amounts assigned to property, plant and equipment were based on independent appraisals of the property and plant, as well as the more significant pieces of machinery and equipment. Management is still reviewing the amounts assigned to goodwill to determine if any amounts should be assigned to other intangible assets that may be deemed to have value. Any amounts assigned to intangible assets in the future will likely result in amortization expense based upon the estimated useful life of the related intangible asset.

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2003 (in thousands, except per share data):

	Nine Months Ended July 31,
	2005	2004
Revenues	$213,880	$218,492
Net income	$246	$4,156
Net earnings per common share:
Basic	$0.02	$0.39
Diluted	$0.02	$0.39
The unaudited pro forma information includes the operating results of S&I prior to the acquisition date adjusted to include the pro forma impact of the following:

1)	Impact of additional expense related to the portion of the purchase price financed with the Term Loan and lower interest income as a result of the sale of available-for-sale securities used to fund the remainder of the purchase price;

2)	Elimination of the operating results of certain businesses of S&I which were not acquired;

3)	Elimination of lease expense and recording of additional depreciation expense related to assets which were previously leased from S&I’s previous parent.

4)	Adjustment to the income tax provisions to reflect the statutory rate in the United Kingdom.

The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

Prior to the acquisition by Powell, S&I operating results were reported under accounting principles generally accepted in the United Kingdom (“UK GAAP”). Revenues and costs related to long-term contracts accounted for under UK GAAP were not recognized on a percentage-of-completion basis of accounting. UK GAAP allows companies to recognize revenue on long-term contracts when the contract is complete (completed contract method). The unaudited pro forma results above were prepared based on the Company’s best estimate of percentage-of-completion for long-term contracts under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
C.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Net income	$2,132	$737	$411	$1,844

Denominator:
Denominator for basic earnings per share-weighted-average shares	10,775	10,701	10,757	10,676
Dilutive effect of stock options	164	76	129	92

Denominator for diluted earnings per share-adjusted weighted-average shares with assumed conversions	10,939	10,777	10,886	10,768

Net earnings per share:
Basic	$0.20	$0.07	$0.04	$0.17

Diluted	$0.19	$0.07	$0.04	$0.17

Excluded from the computation of diluted earnings per share were options to purchase approximately 24,000 and 297,000 shares of common stock for the three and nine months ended July 31, 2005, respectively and options to purchase approximately 350,000 and 354,000 shares of common stock for the three and nine months ended July 31, 2004, respectively. These options were excluded because the effect of the options was antidilutive as their exercise prices were greater than the average market price of common stock.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable account consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Balance at beginning of period	$678	$1,016	$617	$1,283
Adjustments to the reserve	(35)	(122)	30	(355)
Deductions for uncollectible accounts written off, net of recoveries	—	(85)	(4)	(119)

Balance at end of period	$643	$809	$643	$809

Warranty Accrual

Activity in our accrued product warranty accrual account consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Balance at beginning of period.	$1,373	$1,763	$1,545	$1,929
Increases to the accrual	441	311	1,078	1,006
Deductions for warranty charges	(207)	(497)	(1,016)	(1,358)

Balance at end of period	$1,607	$1,577	$1,607	$1,577

For the three and nine months ended July 31, 2005, the S&I acquisition accounted for $61,000 of the increase to the warranty accrual.

Inventories

The components of inventories are summarized below (in thousands):

	July 31,	October 31,
	2005	2004
Raw materials, parts and subassemblies	$12,757	$9,167
Work-in-progress	9,679	6,165

Total inventories	$22,436	$15,332

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings on uncompleted contracts (in thousands):

	July 31,	October 31,
	2005	2004
Costs incurred on uncompleted contracts	$283,494	$271,442
Estimated earnings	48,126	49,691

	331,620	321,133
Less: Billings to date	319,713	316,485

	$11,907	$4,648

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,994	$19,822
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,087)	(15,174)

	$11,907	$4,648

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	July 31,	October 31,	Range of Asset
	2005	2004	Lives
Land	$7,534	$4,720	—
Buildings and improvements	43,354	39,629	3-39 Years
Machinery and equipment	32,634	29,804	3-15 Years
Furniture and fixtures	2,143	2,752	3-10 Years
Construction in process	3,552	5,336	—

	89,217	82,241
Less: accumulated depreciation	(34,831)	(37,200)

Total property, plant and equipment, net	$54,386	$45,041

Depreciation expense for the three and nine months ended July 31, 2005 was $1.2 million and $3.2 million, respectively compared to $1.0 million and $3.3 million for the three and nine months ended July 31, 2004.

E.	COMPREHENSIVE INCOME
Our comprehensive income consists of net income, the change in fair value of marketable securities, foreign currency translation adjustments and fair value hedge. Comprehensive income for the nine month period ended July 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income	$2,132	$737	$411	$1,844
Unrealized gains (losses) on marketable securities	2	40	(26)	103
Unrealized loss on foreign currency translation	(48)	—	(67)	—
Unrealized gain on fair value hedge	13	—	13	—
Less: Reclassification adjustment for losses included in net income	—	8	—	8

Comprehensive income	$2,099	$785	$331	$1,955

F.	BUSINESS SEGMENTS

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

On July 4, 2005 we acquired selected assets and assumed the operating liabilities and contracts of S&I in the United Kingdom. The operating results and tangible assets of S&I are included in our Electrical Power Products Segment.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues:
Electrical Power Products	$58,214	$43,256	$146,362	$133,408
Process Control Systems	8,701	9,549	27,156	24,100

Total	$66,915	$52,805	$173,518	$157,508

Gross profit:
Electrical Power Products	$9,221	$7,513	$20,403	$22,736
Process Control Systems	3,340	1,804	7,559	4,755

Total	$12,561	$9,317	$27,962	$27,491

Income (loss) before income taxes and minority interest:
Electrical Power Products	$994	$185	$(3,140)	$1,386
Process Control Systems	1,839	473	2,878	1,025

Total	$2,833	$658	$(262)	$2,411

	July 31,	October 31,
	2005	2004
Identifiable Tangible Assets:
Electrical Power Products	$166,231	$114,374
Process Control Systems	13,441	11,889
Corporate	33,422	69,141

Total	$213,094	$195,404

In addition, the Electrical Power Products business segment had $3,824,000 and $203,000 of goodwill and $907,000 and $472,000 of intangible and other assets as of July 31, 2005 and October 31, 2004, respectively.

G.	POSTRETIREMENT BENEFITS

The following table illustrates the components of net periodic postretirement benefit expense in the employee retiree benefit plan (in thousands):

	Post-Retirement Plan Benefits
	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Service cost	$21	$13	$49	$50
Interest cost	20	15	47	57
Amortization of prior service cost	30	17	70	66
Amortization of net (gain) loss	(7)	(1)	(17)	(2)

Net periodic postretirement benefit expense	$64	$44	$149	$171

H.	GOODWILL

A summary of goodwill follows (in thousands):

		Accumulated
	Goodwill	Amortization
Balance at October 31, 2004	$384	$181
Additions:
S&I Acquisition	3,621	—

Balance at July 31, 2005	$4,005	$181

On July 4, 2005, Powell acquired substantially all of the assets and assumed substantially all of the operating liabilities of S&I. The consolidated balance sheet of Powell Industries, Inc. includes an allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.

The amounts assigned to property, plant and equipment related to S&I were based on independent appraisals of the property and plant, as well as the more significant pieces of machinery and equipment. Management is still reviewing the amounts assigned to goodwill to determine if any amounts should be assigned to other intangible assets that may be deemed to have value. Any amounts assigned to intangible assets in the future will likely result in amortization expense based upon the estimated useful life of the intangible asset.

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever events indicate impairment may have occurred. The Company evaluates goodwill for impairment on an annual basis by comparing the estimated fair value of its reporting segment units to their carrying values. During the quarter ended July 31, 2005, no charges were recorded related to impairment of goodwill.

I.	INTANGIBLE AND OTHER ASSETS

A summary of intangible and other assets follows (in thousands):

	July 31, 2005		October 31, 2004
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization
Intangible and other assets subject to amortization:
Deferred loan costs	$734	$58	$233	$35
Patents and Trademarks	829	598	837	563
The above intangible and other assets are included in other assets on the consolidated balance sheet. The increase in deferred loan costs is associated with our new credit agreement as described in Note J. Amortization expense related to intangible assets subject to amortization for the three and nine months ended July 31, 2005 was approximately $30,000 and $58,000, respectively, and $17,000 and $52,000, respectively, for the three and nine months ended July 31, 2004. Estimated amortization expense for each of the subsequent three fiscal years is expected to be approximately $200,000.

J.	COMMITMENTS AND CONTINGENCIES

Long-term Debt

On June 29, 2005, we entered into a new senior credit agreement (“Credit Agreement”) with a major domestic bank and certain other financial institutions which replaced our existing revolving line of credit. The Credit Agreement also replaces an existing letter of credit facility used to guarantee payment of our existing loan agreement that was funded with proceeds from tax-exempt industrial development revenue bonds. This expanded credit facility was put in place to partially fund the acquisition of and provide working capital support for S&I.

The Credit Agreement provides for a 1) $22 million revolving credit facility (“US Revolver”), 2) £4 million (pound sterling) (approximately $7.0 million) revolving credit facility (“UK Revolver”) and 3) £6 million (approximately $10.6 million) single advance term loan (“UK Term Loan”). The credit agreement contains customary affirmative and negative covenants. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 1.0% to 2.0%, based upon the Company’s consolidated leverage ratio as defined within the Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. There were no amounts outstanding under either of these revolvers as of July 31, 2005. The US Revolver and the UK Revolver expire on June 30, 2008.

The UK Term Loan provides for borrowings of £6 million for our financing requirements related to the acquisition of S&I. £5 million of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1 million was utilized as the initial working capital for S&I. Quarterly installments of £300,000 are due beginning March 31, 2006 with the final payment due on March 31, 2010. As of July 31, 2005, the full amount of the UK Term Loan was outstanding.

Expenses associated with the issuance of the Credit Agreement totaled $501,000 and are being amortized as a non-cash charge to interest expense.

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.5 million as of July 31, 2005. We also had performance bonds totaling approximately $174 million that were outstanding at July 31, 2005.

Other Contingencies

The Company is a party to a construction joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. The follow-on contractor’s claim, in part, includes allegations that work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA would seek indemnification from the Joint Venture for such additional amounts.

This claim, as well as the follow-on contractor’s claim, and MTA’s potential indemnity claim against the Joint Venture were resolved and appropriate contract modifications were agreed upon. This settlement resulted in a net increase in the contract amount of approximately $2.0 million, of which $1.5 million was reflected as additional revenues for the three and nine months ended July 31, 2005.

In addition to the MTA matter discussed above, the Company previously entered into a construction joint venture agreement to perform under a contract with another municipality to supply, install and commission a SCADA system to monitor and control the distribution and delivery of fresh water to the municipality. The project was substantially completed and has been performing to the satisfaction of the municipality. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The municipality has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the municipality for various matters including compensation for extra work and delay to the project.

As of July 31, 2005, the Company has approximately $1.8 million recorded in the condensed consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s financial condition and results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

K.	CONSOLIDATION OF OPERATIONS

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. As of June 30, 2004, the consolidation of our Greenville, Texas facility into our North Canton, Ohio facility was completed, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product lines by combining our Elyria, Ohio operations into our Northlake, Illinois facility. As of January 31, 2005, the consolidation of our Watsonville, California operations into our Houston, Texas facility was completed, resulting in the transfer of our power electronics product lines to Houston. The consolidation of our operations has resulted in the involuntary termination of approximately 100 employees.

As of October 31, 2004, the unpaid balance of the consolidation costs of approximately $504,000 was included in accrued salaries, bonuses and commissions on the consolidated balance sheet. During the first quarter of fiscal 2005, $66,000 of additional shutdown costs and write-downs of fixed assets were expensed and included in the consolidated statement of operations. As of July 31, 2005, substantially all amounts have been paid related to this consolidation reserve.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended October 31, 2004. In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.
Overview
We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005 we acquired selected assets and assumed the operating liabilities and contracts of Switchgear and Instrumentation Limited (“S&I”) in the United Kingdom. The operating results of S&I are included in our Electrical Power Products Segment. Financial information related to these business segments is included in Note F of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $14.1 million to $66.9 million in the third quarter of fiscal 2005 compared to third quarter 2004 revenues of $52.8 million. Revenues increased primarily due to general market recovery, a concerted sales efforts in 2004 aimed at strengthening our backlog and the acquisition in early July 2005 of S&I. The acquisition of S&I added revenues of $3.0 million, all outside the United States, in the third quarter of fiscal 2005. For the three months ended July 31, 2005 domestic revenues increased by 6% to $46.8 million. International revenues were $20.1 million in the third quarter 2005 compared to $8.5 million in the same quarter of the prior year. Revenues outside the United States accounted for 30% of consolidated revenues in the third quarter of fiscal 2005 compared to 16% in the third quarter of fiscal 2004 due primarily to the acquisition of S&I.
For the nine months ended July 31, 2005, consolidated revenues increased $16.0 million to $173.5 million compared to the nine months ended July 31, 2004 of $157.5 million for the reasons indicated above. Domestic revenues for the first nine months of fiscal 2005 were $138.0 million compared to $132.7 million for the first nine months of fiscal 2004. International revenues were $35.6 million for the first nine months of fiscal 2005 compared to $24.8 million for the same period of last year. For the nine months ended July 31, 2005, revenue outside of the United States accounted for 20% of consolidated revenues compared to 16% for the same period a year ago. The acquisition of S&I added revenues of $3.0 million, all outside of the United States, since its acquisition on July 4, 2005.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $58.2 million in the third quarter of 2005, which includes revenues of $3.0 million from the acquisition of S&I, compared to $43.3 million for the same time period of the previous year. During the third quarter of fiscal 2005, revenues from utility markets and from industrial customers strengthened compared to the same period of the prior year. In the third quarter of fiscal 2005, revenues from public and private utilities were approximately $27.9 million, an increase of $11.1 million compared to the third quarter of fiscal 2004. Revenues from industrial customers totaled $28.7 million in the third quarter of fiscal 2005 compared to $21.6 million in the same period of the prior year. Municipal and transit projects generated revenues of $1.6 million in the third quarter of fiscal 2005 compared to $4.9 million in the same period a year ago.

For the nine months ended July 31, 2005, the Electrical Power Products Segment recorded revenues of $146.4 million, which includes revenues of $3.0 million from the acquisition of S&I, compared to $133.4 million for the first nine months of fiscal 2004. During the first nine months of 2005, revenues from utility markets strengthened from the same period a year ago. Utility revenues totaled $70.8 million, an increase of approximately 52%. Industrial revenues were $68.2 million, compared to $73.1 million a year ago and revenues from municipal and transit projects totaled $7.4 million, compared to $13.8 million for the same period last year.
The Electrical Power Products segment reported gross profit, as a percentage of revenues, of 15.8% in the third quarter of fiscal 2005, compared to 17.4% in the third quarter of fiscal 2004. Excluding the S&I acquisition, segment gross profit would have been 15.6%. Material costs increased $0.3 million in the third quarter of fiscal 2005 compared to the same period a year ago, primarily due to higher unit prices for copper, aluminum and steel. In addition, gross profit margins continue to be adversely impacted in the third quarter of 2005 due to competitive pricing pressures as a result of depressed market levels when projects were bid in previous periods. Gross profit in the third quarter of 2004 was adversely impacted by one-time expenses of $0.9 million associated with our decision to close our Greenville, Texas and Elyria, Ohio facilities. These expenses included employee severance, training and equipment relocation costs.
For the nine months ended July 31, 2005, gross profit as a percentage of revenues decreased to 13.9% from 17.0% for the first nine months of fiscal 2004. Excluding the acquisition of S&I, segment gross profit would have been 13.8%. As discussed above, higher commodity price levels and competitive pricing due to depressed market levels have contributed to lower gross profit. Direct material costs have increased approximately 1.7%, or $1.3 million, during the first nine months of fiscal 2005 compared to the same period a year ago. In addition, incremental production costs of approximately $0.6 million were incurred during the first three months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line. In addition, we incurred separation costs and other one-time expenses of $1.2 million in the first nine months of 2004 as a result of our decision to consolidate operations.
Process Control Systems
Revenues in our Process Control Systems segment decreased to $8.7 million in the third quarter of fiscal 2005 from $9.5 million for the same period of the prior year. Revenues related to our contract to design and build the Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels have been reduced as certain portions of the work have been deferred and the balance of the project is nearing completion. Partially offsetting lower revenues from this project were revenues of $1.5 million related to the settlement on the Central Artery Tunnel Project as discussed in Note J of the Notes to Condensed Consolidated Financial Statements. For the nine months ended July 31, 2005, segment revenues increased $3.1 million to $27.2 million compared to $24.1 million for the same period of the prior year.
Segment gross profit, as a percentage of revenues, improved to 38.4% in the third quarter of fiscal 2005 compared to 18.9% in the same quarter of the prior year and for the first nine months of fiscal 2005 increased to 27.8% compared to 19.7% in the same period of fiscal 2004. This increase in gross profit margin can be attributed to improved job performance on a number of projects nearing completion and the recovery of previously recognized costs on the Central Artery Tunnel Project.
For additional information related to our business segments, see Note F of the Notes to Condensed Consolidated Financial Statements.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.1 million to $9.9 million in the third quarter of 2005 compared to approximately $8.8 million in the same period of last year. Approximately 50% of this increase is related to the operational activities of S&I. Commission expenses for sales representatives as well as, direct sales expenses increased by approximately $0.6 million in the third quarter of 2005 compared to the third quarter of 2004 due to the concerted effort to increase revenues and backlog discussed above. Accounting and professional fees have increased by $0.4 million primarily due to costs incurred for Sarbanes-Oxley compliance as well as for costs associated with acquisition activities. These increases in selling, general and administrative costs were offset by a decrease of approximately $0.5 million as a result of the closing of our facility in Elyria, Ohio in June 2004. Additionally, research and development expenditures decreased to $0.5 million (excluding S&I) in the third quarter of fiscal 2005 from $0.8 million in last year’s third quarter. Selling, general and administrative expenses have also increased due to the commensurate increase in revenue.
For the nine months ended July 31, 2005, selling, general and administrative expenses were $28.8 million, or 16.6% of revenues, compared to $25.6 million, or 16.2% of revenues, for the first nine months of fiscal 2004. Commission expenses for manufacturing sales representatives, as well as direct sales expenses increased by approximately $1.5 million in the first nine months of fiscal 2005 compared to the same period of fiscal 2004 as a result of the efforts to increase backlog and revenues discussed above. Accounting and professional fees increased by $1.1 million (excluding S&I) in the first nine months of fiscal 2005 compared to the same period of fiscal 2004 primarily due to costs incurred for Sarbanes-Oxley compliance and costs associated with acquisition activities. For the nine months ended July 31, 2005, research and development expenditures decreased to $1.7 million from $2.6 million in first nine months of fiscal 2004 primarily due to a planned reduction in R&D efforts. Additionally, selling, general and administrative expenses in the first nine months of fiscal 2005 were reduced due to the collection of $0.4 million from a customer which had been previously written off in the prior year as bad debt expense. Increases in selling, general and administrative costs were also offset by approximately $0.5 million related to the closing of our facility in Elyria, Ohio in June 2004. Selling, general and administrative expenses have increased due to the commensurate increase in revenue.
Interest Income and Expense
Interest expense was approximately $0.1 million in the third quarter of fiscal 2005, an increase of approximately $0.1 million compared to the same period in fiscal 2004. This increase in interest expense is primarily due to additional debt obtained to partially finance the acquisition of S&I. For the nine months ended July 31, 2005, we incurred $0.3 million in interest expense compared to $0.1 million for the same time period of fiscal 2004. This increase is primarily related to the interest payments to state taxing authorities and incurred interest on debt related to the acquisition of S&I.
We earned approximately $0.3 million of interest income in the third quarter of 2005 compared to approximately $0.2 million in the same period of the previous year and approximately $0.9 million in the first nine months of 2005 compared to $0.6 million in the same period of the prior year. Interest income increased primarily due to higher market interest rates and a higher average balance of marketable securities in the first nine months of fiscal 2005 compared to the same period in fiscal 2004.
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 24.5% in the third quarter of fiscal 2005 compared to (12.0%) in the third quarter of fiscal 2004 and an effective tax rate of (259.5%) in the first nine months of fiscal 2005 compared to 23.5% in the first nine months of fiscal 2004. The tax rate for the third quarter and the nine month period results from a change in estimate on our Extraterritorial Income Exclusion Benefit on the prior year federal tax return and the reversal of state income tax accruals from previous years due to the expiration of the statutory limitations. The overall effective tax rate improved as a result of the favorable tax impact of approximately $0.8 million of pretax deductions resulting from the reconciliation of the income tax provision to the prior year income tax return.
Net Income
In the third quarter of 2005, we generated net income of $2.1 million, or $0.19 per diluted share, compared to net income of $0.7 million, or $0.07 per diluted share, in the third quarter of fiscal 2004. For the nine months ended July 31, 2005, we generated net income of $0.4 million, or $0.04 per diluted share, compared to net income of $1.8 million, or $0.17 per diluted share, for the first nine months of 2004. Lower gross profits in our Electrical Power Products business segment and higher selling, general and administrative expenses offset by the higher gross profits in our Process Control business segments as well as favorable impact from the provision for income taxes contributed to the decrease in net income in the first nine months of fiscal 2005 compared to the same period of the prior year.
Backlog
The order backlog on July 31, 2005, was $250.8 million, compared to $134.3 million at fiscal year end 2004 and $121.0 million at the end of the third quarter one year ago. New orders placed during the third quarter totaled $135.4 million compared to $42.1 million in the same period one year ago.

Liquidity and Capital Resources
Working capital was $97.4 million at July 31, 2005 compared to $99.3 million at October 31, 2004. As of July 31, 2005, current assets exceeded current liabilities by 2.7 times and our debt to capitalization ratio was 11.0%.
As of July 31, 2005, we had cash, cash equivalents and marketable securities of $25.3 million compared to $63.2 million as of October 31, 2004. Long-term debt and capital lease obligations, net of current maturities, totaled $16.0 million at July 31, 2005 compared to $6.6 million at October 31, 2004. In addition to our long-term debt, we have a $22 million revolving credit agreement in the United States and £4 million (approximately $7.0 million) revolving credit agreement in the United Kingdom expiring June 2008. As of July 31, 2005, there were no borrowings under these revolving credit facilities. We were in compliance with all debt covenants as of July 31, 2005.
Operating Activities
For the nine months ended July 31, 2005, cash used in operating activities was $27.5 million compared to cash provided by operations of $17.9 million for the nine months ended July 31, 2004. This reduction in cash was principally used to fund growth in accounts receivable, inventories and costs related to uncompleted contracts which were not billed. This use of cash has resulted from the ramp up of our manufacturing operations resulting in working capital being required to fund the increase in volume.
Investing Activities
Cash used for the purchase of property, plant and equipment during the nine months ended July 31, 2005 was $3.2 million compared to $4.9 million for the same period of the prior year. The majority of our 2005 capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms. A year ago, the majority of our capital expenditures were used to increase our manufacturing capabilities available for the manufacture of electrical power modules. These modules are provided to the oil and gas industry for use on offshore platforms. The Company also used $18.5 million for the acquisition of S&I.
Net proceeds from the sale and purchases of auction rate securities during the nine months ended July 31, 2005 were $38.1 million compared to cash used to purchase short-term auction rate securities of $22.2 million for the nine months ended July 31, 2004. Auction rate securities were sold to finance working capital requirements of the business in the first nine months of fiscal 2005.
Financing Activities
Financing activities provided $11.4 million for the nine months ended July 31, 2005 compared to $0.7 million in the same period a year ago. The primary source of cash from financing activities was proceeds from borrowings of $10.6 million under the term loan associated with the acquisition of S&I and proceeds from the exercise of stock options.
Outlook
We expect our principal markets to remain steady throughout the balance of 2005. Customer inquiries, or requests for proposals, have steadily strengthened during the second half of fiscal 2004 and on into 2005. One of the positive trends we have experienced is an increase in new order activity. New orders in the third, second and first quarters of 2005 totaled $135.4 million, $73.6 million and $60.1 million, respectively, compared to $42.1 million, $45.3 million and $33.1 million in the same periods one year ago. We are cautiously optimistic that we will maintain this strengthened order rate throughout fiscal 2005.
In our Electrical Power Products segment, new orders in the third, second and first quarters of 2005 totaled $128.4 million, $62.1 million and $55.5 million, respectively, compared to $40.7 million, $38.4 million and $30.3 million in the same periods one year ago. In addition, we expect to realize lower overhead expenses and increased efficiencies as a result of our consolidation efforts initiated in 2004 and capital improvements, both of which should improve our competitive position. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we are well-positioned to take advantage of improving economic conditions.

We anticipate that we may need to reinvest a portion of our cash in operating working capital for the remainder of fiscal 2005. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments and possible future acquisitions for the foreseeable future.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Item 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at July 31, 2005 and October 31, 2004, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of less than $200,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
On July 14, 2005, the Company entered into a forward foreign exchange contract to mature on December 23, 2005. This foreign currency derivative qualifies for and is classified as a foreign currency fair value hedge. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 31, 2005, the fair value of the forward swap contract resulted in an unrealized gain of approximately $13,000.
We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2005 or 2004. We continue to experience significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2004 and the first nine months of fiscal 2005. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.

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
The Company previously entered into a construction joint venture agreement to perform under a contract with another municipality to supply, install and commission a SCADA system to monitor and control the distribution and delivery of fresh water to the municipality. The project was substantially completed and has been performing to the satisfaction of the municipality. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The municipality has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the municipality for various matters including compensation for extra work and delay to the project.

As of July 31, 2005, the Company has approximately $1.8 million recorded in the condensed consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s financial condition and results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 6.	Exhibits

2.1	-	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

2.2	-	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

3.1	-	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	-	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	-	Credit Agreement dated as of June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Ltd., and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

31.1	-	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2	-	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1	-	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POWELL INDUSTRIES, INC.

Registrant

September 9, 2005	/s/ THOMAS W. POWELL

Date	Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

September 9, 2005	/s/ DON R. MADISON

Date	Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
2.1	-	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

2.2	-	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

3.1	-	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	-	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	-	Credit Agreement dated as of June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Ltd., and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by Reference).

31.1	-	Certification of Thomas W. Powell pursuant to Rule 13a-14(a)/15d-14(a).

31.2	-	Certification of Don R. Madison pursuant to Rule 13a-14(a)/15d-14(a).

32.1	-	Certification of Thomas W. Powell Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Don R. Madison Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.