Form 10-K
period 2005-10-31
POWELL INDUSTRIES INC
filed 2006-01-17
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $.01 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes          No ☑
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. ☐ Yes          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, April 30, 2005, was approximately $194,745,000.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
      At January 12, 2006, there were outstanding 10,853,378 shares of the registrant’s common stock, par value $0.01 per share.
Documents Incorporated By Reference
      Portions of the registrant’s definitive Proxy Statement for the 2006 annual meeting of stockholders to be filed not later than 120 days after October 31, 2005, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS
Forward-Looking Statements
      This Annual Report on Form 10-K includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
      The forward-looking statements contained in this Annual Report are based on current assumptions that the Company will continue to develop, market, manufacture, and ship products and provide services on a competitive and timely basis, that competitive conditions in the Company’s markets will not change in a materially adverse way, that the Company will accurately identify and meet customer needs for products and services, that the Company will be able to retain and hire key employees, that the Company’s capabilities will remain competitive, that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the control of the Company that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risk Factors
      Our business is subject to a variety of risks, including the risks described below. While we believe that the risks and uncertainties described below are the more significant risks and uncertainties facing our business, they are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under Forward-Looking Statements, above.

Our industry is highly competitive
      Many of our competitors are significantly larger and have substantially greater resources than we do. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower rates than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

An economic downturn may lead to lower demand for our services
      If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. A number of factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by, or the loss of, one or more of our customers.

International and political events may adversely affect our operations
      International sales accounted for approximately 25% of our revenues in fiscal 2005, including sales from our operations in the United Kingdom which were acquired in July 2005. We primarily operate in developed countries with stable operating and fiscal environments. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

•	political and economic instability;

•	social unrest, acts of terrorism, force majeure, war or other armed conflict;

•	inflation;

•	currency fluctuations, devaluations and conversion restrictions;

•	governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and

•	trade restrictions and economic embargoes imposed by the United States or other countries.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits
      Our raw material costs represented approximately 51% of our revenues in fiscal 2005. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper, and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our dependence upon fixed-price contracts could adversely affect our business
      We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed-price contracts. We must estimate the costs of completing a particular project to bid for fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Our acquisition strategy involves a number of risks
      We intend to pursue growth through the pursuit of opportunities to acquire companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;

•	the termination of relationships by key personnel and customers of the acquired company;

•	a failure to add additional employees to handle the increased volume of business;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	risks and liabilities from our acquisitions, some of which may not be discovered during our due diligence;

•	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

•	a failure to realize the cost savings or other financial benefits we anticipated.
      Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits
      As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs, primarily labor. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual collection of contract amounts or change orders could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the revenue value reported in our backlog
      We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

Our operating results may vary significantly from quarter to quarter
      Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	increases in design and manufacturing costs; and

•	ability of customers to pay their invoices owed to us.
      Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

We may be unsuccessful at generating internal growth
      Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers;

•	increase the number or size of projects performed for existing customers;

•	hire and retain employees; and

•	increase volume utilizing our existing facilities.
      In addition, our customers may reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The departure of key personnel could disrupt our business
      We depend on the continued efforts of our executive officers and senior management. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees
      Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

PART I

Item 1.	Business
Overview
      We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries.
      Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc., Transdyn, Inc., Powell Industries International, Inc., Switchgear & Instrumentation Limited, and Switchgear & Instrumentation Properties Limited.
      Our website address is www.powellind.com. We make available free of charge on or through our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.
      Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 75%, 86% and 84% of our consolidated revenues for the fiscal years ended October 31, 2005, 2004 and 2003, respectively, were generated in the United States of America. Approximately 84% of our long-lived assets were located in the United States at October 31, 2005, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note L of the Notes to Consolidated Financial Statements.
      On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included in our Electrical Power Products segment from that date. Total consideration paid for S&I was approximately $19.2 million of which approximately $10.3 million of the purchase price was funded from existing cash and investments and the balance was provided through additional debt financing. For further information on our S&I acquisition, see Note C of Notes to Consolidated Financial Statements.
Electrical Power Products
      Our Electrical Power Products segment designs, manufactures, and markets engineered-to-order electrical power management systems designed (1) to distribute, monitor, and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically powered equipment. Our principal products include offshore modules, power control room packages, switchgear, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 36,000 volts and are used in the transportation, industrial, and utility markets.
      On July 4, 2005, we acquired selected assets and assumed selected operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I affords Powell the opportunity to serve customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to our lack of product portfolio that met international electrical standards. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in engineered-to-order solutions.

Customers and Markets
      This segment’s principal products are designed for use by and marketed to sophisticated users of large amounts of electrical energy. Our customers include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, mining, pulp and paper mills, transportation systems, governmental agencies, and other large industrial customers.
      Products and services are principally sold directly to the end-user or to an EPC (engineering, procurement and construction) firm on behalf of the end-user. We market and sell our products and services to a wide variety of customers, markets and geographic regions. During each of the past three fiscal years, we did not have any one customer that accounted for more than 10% of annual segment revenues. Accordingly, we do not believe that the loss of any specific customer would have a material adverse effect on our business. While we are not dependent upon any one customer for revenues, we could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve.
      During each of the past three fiscal years, no one country, except for the United States, accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note L of Notes to Consolidated Financial Statements.

Competition
      Our Electrical Power Products segment operates in a competitive market where competition for each project varies. The competition may include large multinational firms as well as small regional low-cost providers, depending upon the type of project. This segment’s products and systems are engineered-to-order and designed to meet the exact specifications of our customers. Many repeat customers seek our involvement in finding solutions to specific project-related issues including physical size, rating, application, installation, and commissioning. We consider our engineering, manufacturing, and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent on the ability to provide quality products and systems on a timely basis at a competitive price.

Backlog
      Orders in the Electrical Power Products segment backlog at October 31, 2005, totaled $212.9 million compared to $89.5 million at the end of the previous fiscal year. We anticipate that approximately $160 million of our ending 2005 backlog will be fulfilled during our fiscal year 2006. A portion of the increase in backlog relates to a contract totaling approximately $51 million which will be delivered over a four-year period. This contract is with a municipal agency, and production began in the first quarter of fiscal 2006. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. However, weak economic conditions caused us to experience some customer delays and cancellations of certain projects during 2004 and 2003.

Raw Materials and Suppliers
      The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum, and various electrical components. These raw material costs represented approximately 51% of our revenues in fiscal 2005. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.
      We purchase certain key electrical components on a sole-source basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient and have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2006. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation
      This segment is subject to the effects of changing prices. During fiscal 2004 and 2005, we experienced increased costs for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We have not entered into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2005, 2004, or 2003.

Employees
      At October 31, 2005, the Electrical Power Products segment had 1,390 full-time employees located in the United States, the United Kingdom and Singapore. Our employees are not represented by unions, and we believe that our relationship with employees is good.

Research and Development
      This segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $2.1 million, $2.7 million and $2.9 million in fiscal years 2005, 2004 and 2003, respectively.

Intellectual Property
      While we are the holder of various patents, trademarks, and licenses relating to this segment, we do not consider any individual intellectual property to be material to our consolidated business operations.
Process Control Systems
      Our Process Control Systems segment designs and delivers technology solutions that help our customers manage their critical transportation, environmental, energy, industrial and utility facilities. We offer a diverse set of professional services that specialize in the design, integration, and support of high-availability control, security/surveillance, and communications systems. The systems allow our customers to safely and effectively manage their vital processes and facilities.

Customers and Markets
      This segment’s products and services are principally sold directly to end-users in the transportation, environmental, energy, and industrial sectors. We may be dependent on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this segment. For example, during 2003, we received a contract to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey, which accounted for 16% of segment revenues in fiscal 2003 and 44% in both fiscal 2004 and fiscal 2005. In each of the past three fiscal years, we had revenues with one customer that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $17.1 million, $14.8 million, and $4.8 million in fiscal 2005, 2004 and 2003, respectively. Our contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for those customers, and multiple and/or continuous requirements of similar magnitude with the same customer are rare. Thus, the inability to successfully replace a completed large contract with one or more of combined similar magnitude could have a material adverse effect on segment revenues.

      During each of the past three fiscal years, no one country, except for the United States, accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note L of the Notes to Consolidated Financial Statements.

Competition
      This segment operates in a competitive market where competition for each contract varies. The competition may include large multinational firms, as well as small regional low-cost providers, depending upon the type of system and customer requirements.
      Our customized systems are designed to meet the specifications of our customers. Each order is designed, delivered, and installed to the unique requirements of the particular application. We consider our engineering, systems integration, installation, and support capabilities vital to the success of our business. We believe our technical, software products, and project management strengths, together with our responsiveness, our flexibility, financial strength, and our over thirty-year history of supporting mission-critical systems give us a competitive advantage in our markets.

Backlog
      Orders in the Process Control Systems segment backlog at October 31, 2005 totaled $46.1 million compared to $44.8 million at the end of the previous fiscal year. We anticipate that approximately $22 million of our ending 2005 backlog will be fulfilled during our fiscal year 2006. As of October 31, 2005, $5.7 million of our ending backlog relates to the ITS contract described in “Customers and Markets,” above. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. We have not experienced a material amount of canceled orders during the past three fiscal years.

Employees
      The Process Control Systems segment had 110 full-time employees at October 31, 2005, all located in the United States. Our employees are not represented by unions and we believe that our relationship with employees is good.

Research and Development
      The majority of research and development activities of this segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Research and development expenditures were $0.7 million, $0.8 million and $0.7 million in fiscal years 2005, 2004 and 2003, respectively.

Intellectual Property
      While we are the holder of various copyrights related to software for this segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 2.	Properties
      We have manufacturing facilities, sales offices, field offices, and repair centers located throughout the United States, and we have a manufacturing facility in the United Kingdom. We also rent manufacturing space in Singapore on an as needed basis. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

      Our principal manufacturing locations by segment as of October 31, 2005, are as follows:

			Approximate
			Square Footage
	Number of
Location	Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	2	68.2	430,600	—
North Canton, OH	1	8.0	72,000	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Process Control Systems:
Pleasanton, CA	1		—	39,100
Duluth, GA	1		—	29,700
      We also own one idle facility, located in Elyria, Ohio, consisting of manufacturing and office space. We anticipate that we will sell this property during the coming year. As this property is held for sale, the $0.8 million of related net book value is included in other current assets at October 31, 2005. This facility was previously used to manufacture our nonsegregated bus duct product line, which has been consolidated into another existing Company facility.
      All leased properties are subject to long-term leases with remaining lease terms ranging from one to four years as of October 31, 2005. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

Item 3.	Legal Proceedings
      We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water under a contract with the City of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of our control and the control of our joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. We have made claims against the Commission for various matters, including compensation for extra work and delay to the project. We are currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to defend our claim. Unless the matter is otherwise resolved, this claim is scheduled to go to trial in the first half of 2006.
      As of October 31, 2005, we had approximately $1.4 million recorded in our consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to our portion of this contract. Consistent with our policy, only costs of directed change orders have been recorded by the Company. During the last two fiscal years, the Company’s gross profit has been reduced by approximately $2.9 million in fiscal 2005 and $0.9 million in fiscal 2004 related to direct costs, including legal fees, related to this dispute. We have not recorded any amounts related to our claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on our results of operations, we believe that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Price Range of Common Stock
      Our common stock trades on the NASDAQ National Market under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ National Market for our common stock.

	High	Low

Fiscal Year 2004:
First Quarter	$20.50	$14.50
Second Quarter	19.50	14.85
Third Quarter	18.73	15.25
Fourth Quarter	18.21	15.87
Fiscal Year 2005:
First Quarter	$18.93	$15.95
Second Quarter	19.67	16.84
Third Quarter	23.80	17.03
Fourth Quarter	23.98	19.28
      As of January 12, 2006, the last reported sales price of our common stock on the NASDAQ National Market was $18.29 per share. As of January 12, 2006, there were 624 stockholders of record of our common stock. All common stock held in broker accounts are included as one stockholder of record.
      See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.
Dividend Policy
      Our current credit agreement limits the payment of dividends, other than dividends payable solely in our capital stock, without prior consent of our lenders. To date, we have not paid cash dividends on our common stock, and for the foreseeable future we intend to retain earnings for the development of our business. Future decisions to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition and capital expenditure plans, along with other relevant factors.

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

      On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business as “S&I.” The operating results of S&I are included from that date.

	Years Ended October 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statements of Operations:
Revenues	$256,645	$206,142	$253,381	$306,403	$271,243
Cost of goods sold	212,785	170,165	204,585	238,883	214,446

Gross profit	43,860	35,977	48,796	67,520	56,797
Selling, general and administrative expenses	41,846	35,357	35,339	39,031	35,007
Gain on sale of land and building	1,052	—	—	—	—

Income before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	3,066	620	13,457	28,489	21,790
Interest expense (income), net	(386)	(744)	(175)	210	359
Income tax provision (benefit)	1,138	(282)	6,137	10,481	7,889
Minority interest	63	(23)	—	—	—

Income from continuing operations before cumulative effect of change in accounting principle	2,251	1,669	7,495	17,798	13,542
Cumulative effect of change in accounting principle, net of tax	—	—	(510)	—	—

Net income	$2,251	$1,669	$6,985	$17,798	$13,542

Basic earnings per share	$0.21	$0.16	$0.66	$1.69	$1.30
Diluted earnings per share	$0.21	$0.15	$0.65	$1.66	$1.28

	As of October 31,

	2005	2004	2003	2002	2001

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,844	$8,974	$11,863	$9,362	$6,520
Marketable securities	8,200	54,208	30,452	5,000	—
Property, plant and equipment, net	55,678	45,041	43,998	45,020	37,409
Total assets	$226,659	$196,079	$190,478	$189,708	$186,361
Long-term debt and capital lease obligations, including current maturities	21,531	7,100	7,359	12,010	22,714
Total stockholders’ equity	144,414	139,835	136,364	128,100	109,369
Total liabilities and stockholders’ equity	226,659	196,079	190,478	189,708	186,361

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” contained in this Form 10-K.

Overview
      We have experienced a marked improvement in market demand for our products and services. In fiscal 2005, our markets improved considerably over the difficult market conditions that existed in fiscal 2003 and 2004. Additionally, market price levels are beginning to improve as the overall volume of business activity has increased. We believe this improvement in the market should benefit our operating results in fiscal 2006.
      This past year, we significantly enhanced our international presence and improved our capability to serve our existing base of global customers. On July 4, 2005, we acquired certain assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation, Limited. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million of the purchase price was funded from existing cash and investments, and the balance was provided through additional debt financing. S&I’s primary manufacturing facility is located in the United Kingdom. S&I is a supplier of medium and low voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries with a focus on oil and gas, petrochemical, and other process-related industries. The operating results of S&I are included in our Electrical Power Products Segment from the acquisition date. Additional information concerning this acquisition, related debt and business segments is included in Notes C, H and L, respectively, of the Notes to Consolidated Financial Statements. We anticipate opportunities outside of the United States to continue to grow, and with the integration with our U.S. operations, S&I is expected to significantly improve our ability to support the worldwide investment in oil and gas production, refineries and petrochemical facilities.
      Beginning in late fiscal 2004, our principal markets of heavy industry and utilities entered into a new investment cycle. Customer inquiries, or requests for proposals, steadily strengthened during the second half of fiscal 2004 which led to a strengthening in new orders in fiscal 2005. One of the positive trends we have experienced is an increase in new order activity. Orders received during the second half of fiscal 2005 totaled $226.8 million versus $104.5 million in the same period a year ago. We currently anticipate that this higher level of business activity will continue into fiscal 2006.
      During 2005, we completed a consolidation plan to reduce the number of facilities in our Electrical Power Products segment. This consolidation has reduced our overhead costs and improved our operating efficiencies. In the first three months of 2005, we incurred start-up difficulties and inefficiencies as a result of relocating some of our product lines. These transition inefficiencies have now been resolved, and fiscal 2006 should benefit from these consolidations. During the second half of 2005, we completed our evaluation and selection of a new Enterprise Resource Planning System (“ERP System”). Implementation at each of our U.S. Electrical Power Products operations is planned by the end of fiscal 2006. The implementation of a new ERP System will provide the tools needed to redesign, streamline and standardize our business processes across the business segment with the goal of improving efficiencies and reducing costs of operations.
Results of Operations

Year Ended October 31, 2005, Compared to Year Ended October 31, 2004

Revenue and Gross Profit
      Consolidated revenues increased 24.5% to $256.6 million in fiscal 2005 compared to fiscal 2004 revenues of $206.1 million. Revenues increased primarily due to general market recovery, a concerted sales effort aimed at strengthening our backlog and our acquisition of S&I in July 2005. The S&I acquisition added revenues of $19.9 million, all outside the United States, in fiscal 2005. For the twelve months ended October 31, 2005, revenues in the United States increased by 8% to $191.7 million. Revenues outside of the United States were $64.9 million in fiscal 2005 compared to $29.0 million in the prior year, primarily due to our acquisition of S&I. Revenues outside of the United States accounted for 25% of consolidated revenues in fiscal 2005 compared to 14% in fiscal 2004, primarily due to our acquisition of S&I.

Electrical Power Products
      Our Electrical Power Products segment recorded revenues of $220.1 million in fiscal 2005, which includes revenues of $19.9 million from our July 2005 acquisition of S&I, compared to $173.5 million for the previous year. During fiscal 2005, revenues from utility markets and from industrial customers strengthened compared to the prior year. In fiscal 2005, revenues from public and private utilities were approximately $78.4 million, an increase of $19.6 million compared to fiscal 2004. Revenues from industrial customers totaled $133.1 million in fiscal 2005, a 36% increase over the prior year. Municipal and transit projects generated revenues of $8.6 million in fiscal 2005 compared to $16.7 million a year ago.
      The Electrical Power Products segment reported gross profit, as a percentage of revenues, of 15.2% in fiscal 2005, compared to 16.8% in fiscal 2004. Material costs for basic commodities increased $1.5 million in fiscal 2005 compared to a year ago, primarily due to higher unit prices for copper, aluminum and steel. In addition, gross profit margins were adversely impacted in fiscal 2005 due to competitive pricing pressures as a result of depressed market levels when projects were bid in previous periods. Gross profit in fiscal 2004 was adversely impacted by one-time expenses of $1.8 million associated with our decision to close certain underutilized operating facilities. These expenses included employee severance, training and equipment relocation costs.

Process Control Systems
      Revenues in our Process Control Systems segment increased to $36.5 million in fiscal 2005 from $32.7 million in fiscal 2004. The strength of our revenues is related, in part, to our contract to design and build the Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels. Revenues in fiscal 2005 also include $1.7 million related to the favorable settlement of a claim which was not recorded by the Company related to the Central Artery Tunnel Project as discussed in Note K of Notes to Consolidated Financial Statements.
      Segment gross profit, as a percentage of revenues, improved to 28.7% in fiscal 2005 compared to 21.0% in fiscal 2004. This increase in gross profit margin can be attributed to improved execution on a number of projects nearing completion and the recovery of previously recognized costs on the Central Artery Tunnel Project. Additionally, gross profit was negatively impacted by approximately $2.9 million in 2005 and $0.9 million in 2004 related primarily to legal costs incurred related to the recovery of amounts owed on a previously completed contract.
      For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
      Consolidated selling, general and administrative expenses increased 18.1% to $41.8 million in fiscal 2005 compared to $35.4 million in fiscal 2004. Approximately 33% of this increase is related to the business activities of S&I, acquired in July 2005. Commission expenses for sales representatives as well as direct sales expenses increased by approximately $1.7 million in fiscal 2005 compared to fiscal 2004 due to the concerted effort to increase revenues and backlog discussed above. Accounting and professional fees have increased by $1.5 million primarily due to costs incurred for Sarbanes-Oxley compliance and costs associated with on-going acquisition activities. These increases in selling, general and administrative costs were partially offset by one-time costs incurred in fiscal 2004 of approximately $0.4 million and reduced costs in 2005 resulting from the closing of certain manufacturing facilities. Additionally, research and development expenditures decreased to $2.8 million in fiscal 2005 from $3.5 million last year. Selling, general and administrative expenses have also increased due to the commensurate increase in revenue.

Interest Income and Expense
      Interest expense increased by $0.6 million to $0.7 million in fiscal 2005. This increase is primarily related to interest on debt incurred in July 2005 related to our acquisition of S&I and interest payments to state taxing authorities.
      We earned approximately $1.1 million of interest income in fiscal 2005 compared to approximately $0.9 million in fiscal 2004. Interest income increased primarily due to higher market interest rates in fiscal 2005 compared to fiscal 2004.

Provision for Income Taxes
      Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 33.0% in fiscal 2005 compared to a benefit of 20.7% in fiscal 2004.
      During 2005 and 2004, we recorded several tax adjustments related to the following items:

a)	A $0.4 million benefit was recorded for the years ended 2005 and 2004 primarily for the benefit of revised extraterritorial income exclusion amounts. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2004 and 2003, as opposed to an aggregate basis as originally estimated;

b)	A $0.3 million valuation allowance related to capital losses was released in 2004. We entered into an agreement in 2004 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carryforward:

c)	We reduced our income tax provision by $0.2 million in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements in 2004; and

d)	We increased our income tax provision by $0.3 million in 2005 related to certain adjustments from audits of our prior year federal tax returns.

Net Income
      In fiscal 2005, we generated net income of $2.3 million, or $0.21 per diluted share, compared to net income of $1.7 million, or $0.15 per diluted share, in fiscal 2004. Higher gross profits from our Process Control Systems business segment and S&I, our sale of land and building, partially offset by higher selling, general, and administrative expenses and interest expense have contributed to the overall increase in net income in fiscal 2005 compared to the prior year.

Backlog
      The order backlog on October 31, 2005, was $259.0 million, compared to $134.3 million at fiscal year end 2004, an increase of 93%. Orders included in backlog are represented by customer purchase orders and contracts, which we believe to be firm. New orders placed during the year totaled $360.5 million compared to $182.9 million in fiscal 2004. A portion of the increase in backlog relates to a contract totaling approximately $51 million over a four-year period. This contract is with a municipal agency and production began in the first quarter of fiscal 2006.

Year Ended October 31, 2004, Compared with Year Ended October 31, 2003

Revenue and Gross Profit
      Consolidated revenues decreased 19% to $206.1 million in fiscal 2004 compared to fiscal year 2003 revenues of $253.4 million. Domestic revenues decreased $36.5 million to $177.1 million in 2004 compared to 2003. Revenues outside of the United States accounted for 14% of consolidated revenues in fiscal 2004 compared to 16% in 2003.

Electrical Power Products
      Our Electrical Power Products segment recorded revenues of $173.5 million in fiscal 2004 compared to $227.0 million in fiscal 2003. Customers had been reluctant to commit to new capital construction projects throughout fiscal 2004 due to economic uncertainty. However, we were able to expand revenues related to system modification and equipment replacement as customers looked for ways to extend the lives of existing systems. Overall, we experienced a decline in revenues in each of our major markets. Revenues from industrial customers were $98.0 million in 2004 compared to $125.0 million in 2003. Utility revenues were $59.0 million in 2004 compared to $79.0 million in 2003. Municipal and transit projects generated revenues of $17.0 million compared to $23.0 million in 2003.
      Gross profit, as a percentage of revenues, decreased to 16.8% in fiscal 2004 from 18.8% in fiscal 2003. Fiscal 2004 costs of goods sold included one-time expenses of $1.8 million to consolidate our operations. Consolidation expenses included employee severance, training and equipment relocation costs. Inflationary pressures, primarily due to higher commodity prices in copper, aluminum and steel increased direct material expenses by approximately 4%, or $3.3 million, compared to fiscal 2003.
      Both revenue and gross profit have been adversely impacted by competitive pricing in a depressed marketplace. Partially offsetting adverse market conditions have been the results of our efforts to reduce our production overhead costs by improving operating efficiencies through the implementation of lean initiatives.

Process Control Systems
      Revenues in our Process Control Systems segment increased 24% to $32.7 million compared to $26.4 million in fiscal 2003. The increase in revenue was primarily attributed to our contract to design and build Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels for the Port Authority of New York and New Jersey. This contract accounted for $14.3 million of segment revenues in fiscal 2004 and $4.2 million in fiscal 2003. At October 31, 2004, the remaining value associated with this project in backlog was $19.5 million, or 44% of segment backlog, which was expected to be recognized as revenue in 2005. Export revenue increased to $0.8 million in fiscal 2004 from $0.7 million in fiscal 2003.
      Segment gross profit, as a percentage of revenues, was 21.0% in fiscal 2004, compared to 23.5% in fiscal year 2003. Gross profits as a percentage of revenues were reduced in 2004 due to the large amount of subcontract work and material pass-through purchases on the Holland and Lincoln tunnels contract which typically generates significantly lower profits compared to our other professional services.
      For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
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
      Research and development expenditures were $3.5 million in 2004 compared to $3.6 million in fiscal 2003. Our research efforts were directed toward the discovery and development of new products and processes, as well as improvements in existing products and processes. Research and development costs are included in selling, general and administrative expenses.

Interest Income and Expense
      We incurred $0.1 million in interest expense in fiscal 2004 compared to $0.4 million in fiscal 2003. Interest expense was reduced by favorable interest rates and a decreased balance on our industrial revenue bond debt. Our industrial revenue bonds have scheduled payments of $0.4 million that become due each year in October. Additionally, in fiscal 2003, we incurred $0.2 million in interest expense on our term loan and the associated interest rate swap. In September 2003, we paid the remaining principal balance on our term loan, which reduced our interest expense.
      We earned $0.9 million in interest income in fiscal 2004 compared to $0.6 million in the previous year. Interest income increased primarily due to higher levels of invested funds.

Provision for Income Taxes
      Our income tax provision/(benefit) for fiscal 2004 and 2003 was ($0.3 million) and $6.1 million, and our effective tax rate was (21%) and 45%, respectively. During 2004, we recorded several tax adjustments related to the following items:

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

c)	We reduced our income tax provision by $0.2 million in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements.
      Without these adjustments, our 2004 effective tax rate would have been 40%.

Net Income
      Net income was $1.7 million, or $0.15 per diluted share, in fiscal year 2004 compared to $7.0 million, or $0.65 per diluted share, in fiscal year 2003. The decrease in net income primarily related to lower business volume and decreased gross profits in fiscal 2004. Gross profits declined as a result of one-time consolidation costs, inflationary pressures on materials costs, and depressed market price levels. Partially offsetting lower gross profits were higher interest income and a net income tax benefit.
      In fiscal 2003, net income was negatively impacted as a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the first quarter of fiscal 2003, we recorded a goodwill impairment loss of $0.5 million as a cumulative effect of a change in accounting principle. The goodwill impairment charge accounted for a loss of $0.05 per diluted share in 2003.
Liquidity and Capital Resources
      We have maintained a positive liquidity position. Working capital was $103.4 million at October 31, 2005, compared to $99.3 million at October 31, 2004. As of October 31, 2005, current assets exceeded current liabilities by 2.8 times and our debt to total capitalization ratio was 13.05%.
      At October 31, 2005, we had cash, cash equivalents and marketable securities of $33.0 million, compared to $63.2 million at October 31, 2004. Long-term debt and capital lease obligations, including current maturities, totaled $21.5 million at October 31, 2005, compared to $7.1 million at October 31, 2004. In addition to our long-term debt, we have a $22 million revolving credit agreement in support of our U.S. debt requirements and an additional £4 million (approximately $7.0 million) revolving credit agreement in the United Kingdom, both of which expire June 2008. As of October 31, 2005, there was approximately

$4.3 million borrowed under these lines of credit. For further information regarding our debt, see Note H of Notes to Consolidated Financial Statements.

Operating Activities
      During fiscal 2005, cash used in operating activities was $21.2 million, compared to cash provided by operations of $24.9 million and $36.7 million during 2004 and 2003, respectively. This reduction in cash was principally used to fund the growth in accounts receivable, inventories and costs related to uncompleted contracts which have not been billed. This use of cash has resulted from the need for increased levels of working capital needed to support increased levels of business activity. During fiscal 2004 and 2003, operating activities provided net cash of $24.9 million and $36.7 million, respectively, of which $19.9 million and $22.5 million, respectively, resulted from a reduction in operating assets and liabilities with the remainder of the increase related to net earnings adjusted for depreciation, amortization, and other noncash expenses. Lower levels of business activity in 2004 and 2003 resulted in lower levels of working capital required to support operating needs.

Investing Activities
      Investments in property, plant and equipment during fiscal 2005 totaled $6.1 million compared to $6.5 million and $4.5 million in fiscal 2004 and 2003, respectively. The majority of our 2005 capital investments were used to improve our capabilities to manufacture switchgear and electrical power control rooms as well as initial investments in a new ERP system. We have committed to capital projects totaling $5.3 million to acquire and implement an ERP system at our domestic Electrical Power Products operations. As of the end of fiscal 2005, we have incurred costs of $2.5 million on this project. We expect to incur the balance during 2006. In 2005, investing activities included costs of $19.2 million for the acquisition of S&I. During 2004 and 2003, the majority of our capital expenditures were used to increase our manufacturing capabilities to produce switchgear, electrical power control and power control modules.
      Proceeds from the sale of fixed assets provided cash of $0.9 million and $1.8 million in fiscal 2005 and 2004, respectively, primarily from the sale of idled manufacturing facilities. In fiscal 2005, we sold property located in Greenville, Texas, which was idled in 2004; and in fiscal 2004, we sold property located in Franklin Park, Illinois, which was idled in 2002.
      Net proceeds from the sale and purchase of marketable securities were $46.0 million in fiscal 2005 compared to cash used to purchase marketable securities of $22.6 million in 2004. Marketable securities were sold to finance working capital requirements of the business in fiscal 2005. During 2003, net cash of $25.7 million was used to purchase various types of marketable securities as a result of positive operating cash flow in 2003.

Financing Activities
      Net cash provided by financing activities was $15.4 million in fiscal 2005 compared to net cash provided of $0.6 million and net cash used of $4.0 million in 2004 and 2003, respectively. The primary source of cash from financing activities was proceeds from borrowings of $10.6 million under the term loan associated with our acquisition and proceeds from the exercise of stock options. The primary source of cash from financing in fiscal 2004 was from the exercise of stock options. In September 2003, we paid the remaining principal balance on an existing term loan. The repayment of this loan was the primary use of cash for financing activities in fiscal 2003.

Contractual Obligations
      At October 31, 2005, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-term	Capital	Operating
	Debt	Lease	Lease
	Obligations	Obligations	Obligations	Total

As of October 31, 2005, payments due by period:
Less than 1 year	$3,132	$40	$1,973	$5,145
1 to 3 years	14,016	119	2,852	16,987
3 to 5 years	3,883	9	700	4,592
More than 5 years	4,735	—	—	4,735

Total long-term contractual obligations	$25,766	$168	$5,525	$31,459

Other Commercial Commitments
      The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event (in thousands).

Letters
of Credit

As of October 31, 2005 payments due by period:
Less than 1 year	$9,054
1 to 3 years	3,562
3 to 5 years	—
More than 5 years	—

Total long-term commercial obligations	$12,616

      We are contingently liable for secured and unsecured letters of credit of $12.6 million as of October 31, 2005, of which $12.2 million reduces our borrowing capacity. We also had performance bonds totaling approximately $176.5 million that were outstanding at October 31, 2005. Performance bonds are used to guarantee contract performance to our customers.
Outlook for Fiscal 2006
      We expect the recent improvement in our principal markets to continue into 2006. Customer inquiries, or requests for proposals, steadily strengthened during the second half of fiscal 2004 which led to a strengthening in new orders in fiscal 2005. One of the positive trends we have experienced is an increase in new order activity. Orders received during the second half of fiscal 2005 totaled $226.8 million versus $104.5 million in the same period a year ago. We currently anticipate that this higher level of business activity will continue into fiscal 2006.
      In our Electrical Power Products segment, third and fourth quarter orders increased both sequentially and year over year. In addition, we will benefit from a full year of revenue and earnings contribution from our acquisition of S&I. Although our Process Controls Systems segment continues to experience soft market conditions, we anticipate that increased funding for municipal projects will be available as general economic conditions strengthen. We believe we will be well positioned to take advantage of improving economic conditions.
      We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital in fiscal 2006. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and funds generated from operations will be sufficient to finance anticipated operational activities, capital improvements, debt repayment and possible future acquisitions for the foreseeable future. Any strategic acquisition of a new business(es) or product line(s) could require additional borrowings.
Effects of Inflation
      The pace of new orders significantly strengthened as 2005 progressed and we ended the year with an order rate that we have not experienced since 2002. We anticipate that these conditions will continue into 2006. This is a marked improvement over 2003 and 2004 in which we experienced a significant deterioration in business volume due to the effects of the U.S. economy on our markets and customers. During those years, new investments in infrastructure projects were curtailed in both our utility and industrial market segments, and our municipal customers faced a reduced tax base with which to fund infrastructure projects. Beginning in 2004, there were indications of an improving U.S. economy, and new business inquiry levels strengthened throughout 2005.
      We have experienced significant price pressures with our key raw materials, primarily copper, aluminum and steel since the U.S. economy began to show signs of improvement in 2004. Competitive market pressures limited our ability to pass these cost increases to our customers. These competing pressures eroded our earnings in 2004 and 2005. We anticipate that these inflationary pressures will continue to adversely impact our operations in 2006.
Critical Accounting Policies and Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies and estimates to be critical in the preparation and reporting of our consolidated financial statements.

Revenue Recognition
      Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”).
      Under the percentage-of-completion method of accounting, revenues are recognized as work is performed based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment (excluding depreciation). The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

      Revenues associated with maintenance, repair and service contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition, Revised and Updated.” Expenses related to these types of services are recognized as incurred.

Allowance for Doubtful Accounts
      We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results.

Impairment of Long-Lived Assets
      We have significant investments in long-lived assets, including property and equipment and goodwill. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. We also evaluate potential impairment of goodwill on an annual basis. The review for impairment of long-lived assets and goodwill takes into account estimates of future cash flows. Our estimates of future cash flows are based upon budgets and longer-range plans. These budgets and plans are used for internal purposes and are also the basis for communication with outside parties about future business trends. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly should have been recognized in earlier periods may not be recognized until later periods if actual cash flows deviate unfavorably from earlier estimates. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. Based on general economic conditions and conditions specific to our industry, the ultimate amounts realized on assets held for sale may differ materially from their currently estimated realizable values.

Accruals for Contingent Liabilities
      From time to time, contingencies, such as insurance and legal claims, arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluating whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

Accounting for Income Taxes
      We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any other valuation allowances as of October 31, 2005 because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

Foreign Currency Translation
      The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Hedging Activities
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.
      On July 14, 2005, we entered into a forward foreign exchange contract with a notional amount of 2.1 million Canadian Dollars maturing on December 23, 2005. This foreign currency derivative qualifies for and is classified as a fair value hedge. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income sometime after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At October 31, 2005, the fair value of the forward swap contract resulted in an unrealized loss of approximately $44,000. This contract matured on December 23, 2005, resulting in a realized foreign exchange loss of $65,000.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123(R) are effective for the first annual reporting period that begins after June 15, 2005. We will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had we adopted SFAS No. 123(R) in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the section in Note D to the Notes to Consolidated Financial Statements titled “Stock-Based Compensation” disclosure of pro forma net income and earnings per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
Interest Rate Risk
      We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at October 31, 2005, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $200,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
      Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rate in effect at the end of the fiscal year. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity, in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.
      On July 14, 2005, we entered into a forward foreign exchange contract with a notional amount of 2.1 million Canadian Dollars to mature on December 23, 2005. This foreign currency derivative qualifies for and is classified as a foreign currency fair value hedge. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income sometime after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/ losses, as applicable. At October 31, 2005, the fair value of the forward swap contract resulted in an unrealized loss of approximately $44,000. This contract matured on December 23, 2005 resulting in a realized foreign exchange loss of approximately $65,000.
Commodity Price Risk
      We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal 2005. We continue to experience price increases with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in fiscal 2005. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Powell Industries, Inc.:
      We have completed an integrated audit of Powell Industries, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at October 31, 2005 and 2004, and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited from its assessment of internal control over financial reporting as of October 31, 2005 because it was acquired by the Company in a purchase business combination during the year ended October 31, 2005. We have also excluded Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited from our audit of internal control over financial reporting. Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited are wholly-owned subsidiaries whose total revenues and total assets represent 8% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2005.
PRICEWATERHOUSECOOPERS LLP
Houston, Texas
January 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Powell Industries, Inc.:
      We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Powell Industries, Inc. and subsidiaries (the “Company”) for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such 2003 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, Texas
December 19, 2003

(January 31, 2005 as to
the lease expense included in Note K)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Years Ended
	October 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$24,844	$8,974
Marketable securities	8,200	54,208
Accounts receivable, less allowance for doubtful accounts of $567 and $617, respectively	65,385	42,659
Costs and estimated earnings in excess of billings on uncompleted contracts	35,328	19,822
Inventories, net	21,616	15,332
Income taxes receivable	507	1,179
Deferred income taxes	1,836	729
Prepaid expenses and other current assets	4,461	2,717

Total Current Assets	162,177	145,620
Property, plant and equipment, net	55,678	45,041
Goodwill	203	203
Intangible assets, net	3,505	274
Other assets	5,096	4,941

Total Assets	$226,659	$196,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$2,095	$474
Income taxes payable	1,185	1,358
Accounts payable	22,104	14,239
Accrued salaries, bonuses and commissions	9,820	7,964
Billings in excess of costs and estimated earnings on uncompleted contracts	15,742	15,174
Accrued product warranty	1,836	1,545
Other accrued expenses	5,957	5,596

Total Current Liabilities	58,739	46,350
Long-term debt and capital lease obligations, net of current maturities	19,436	6,626
Deferred compensation	1,918	1,744
Other liabilities	1,871	1,306

Total Liabilities	81,964	56,026

Commitments and Contingencies (Note K)
Minority Interest	281	218

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 10,999,733 shares issued, respectively; 10,849,278 and 10,730,134 shares outstanding, respectively	110	110
Additional paid-in capital	10,252	9,433
Retained earnings	136,670	134,419
Treasury stock, 152,455 and 269,599 shares respectively, at cost	(1,417)	(2,514)
Accumulated other comprehensive income (loss)	(11)	54
Deferred compensation	(1,190)	(1,667)

Total Stockholders’ Equity	144,414	139,835

Total Liabilities and Stockholders’ Equity	$226,659	$196,079

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended October 31,

	2005	2004	2003

Revenues	$256,645	$206,142	$253,381
Cost of goods sold	212,785	170,165	204,585

Gross profit	43,860	35,977	48,796
Selling, general and administrative expenses	41,846	35,357	35,339
Gain on sale of land and building	(1,052)	—	—

Income before interest, income taxes, minority interest and cumulative effect of change in accounting principle	3,066	620	13,457
Interest expense	721	136	403
Interest income	(1,107)	(880)	(578)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	3,452	1,364	13,632
Income tax provision (benefit)	1,138	(282)	6,137
Minority interest in net income (loss)	63	(23)	—

Income from continuing operations before cumulative effect of change in accounting principle	2,251	1,669	7,495
Cumulative effect of change in accounting principle, net of tax	—	—	(510)

Net income	$2,251	$1,669	$6,985

Net earnings per common share:
Basic:
Earnings from continuing operations	$0.21	$0.16	$0.71
Cumulative effect of change in accounting principle	—	—	(0.05)

Net earnings	$0.21	$0.16	$0.66

Diluted:
Earnings from continuing operations	$0.21	$0.15	$0.70
Cumulative effect of change in accounting principle	—	—	(0.05)

Net earnings	$0.21	$0.15	$0.65

Weighted average shares:
Basic	10,779	10,688	10,591

Diluted	10,928	10,774	10,681

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							Other
	Other	Common Stock		Additional			Comprehensive
	Comprehensive			Paid-In	Retained	Treasury	Income	Deferred
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	Compensation	Total

Balance, October 31, 2002		10,979	$110	$8,345	$125,765	$(3,925)	$(87)	$(2,108)	$128,100
Net income	$6,985				6,985				6,985
Amortization of deferred compensation-ESOP								277	277
Change in value of interest rate swap, net of $49 income taxes	87						87		87
Change in value of marketable securities, net of $64 income taxes	(118)						(118)		(118)
Exercise of stock options				131		510			641
Income tax benefit from stock options exercised				119					119
Issuance of stock		15		366		103		(196)	273

Comprehensive Income	$6,954

Balance, October 31, 2003		10,994	110	8,961	132,750	(3,312)	(118)	(2,027)	136,364
Net income	$1,669				1,669				1,669
Foreign currency translation adjustments	17						17		17
Change in value of marketable securities, net of $85 income taxes	155						155		155
Amortization of deferred compensation-ESOP								297	297
Exercise of stock options				240		798			1,038
Income tax benefit from stock options exercised				157					157
Amortization of restricted stock								63	63
Issuance of stock		6		75					75

Comprehensive Income	$1,841

Balance, October 31, 2004		11,000	110	9,433	134,419	(2,514)	54	(1,667)	139,835
Net income	$2,251				2,251				2,251
Foreign currency translation adjustments	5						5		5
Change in value of marketable securities, net of $9 income taxes	(26)						(26)		(26)
Amortization of deferred compensation-ESOP								317	317
Exercise of stock options				433		1,097			1,530
Unrealized loss on fair value hedge	(44)						(44)		(44)
Income tax benefit from stock options exercised				354					354
Amortization of restricted stock								160	160
Issuance of stock		2		32					32

Comprehensive Income	$2,186

Balance, October 31, 2005		11,002	$110	$10,252	$136,670	$(1,417)	$(11)	$(1,190)	$144,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended October 31,

	2005	2004	2003

Operating Activities:
Net income	$2,251	$1,669	$6,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	510
Depreciation and amortization	5,266	4,469	5,155
Amortization of unearned restricted stock	159	64	119
Minority interest earnings (loss)	63	(23)	—
(Gain) loss on disposition of assets	(935)	(184)	75
Loss on impairment of assets	—	535	382
Net realized gain on sale of available-for-sale securities	(28)	—	—
Tax benefit from exercise of stock options	353	156	119
Deferred income taxes	(207)	(1,718)	823
Changes in operating assets and liabilities:
Accounts receivable, net	(17,979)	2,620	24,256
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,998)	12,353	654
Inventories	(2,525)	2,193	1,498
Prepaid expenses and other current assets	(37)	(728)	(147)
Other assets	(137)	72	(442)
Accounts payable and income taxes payable	1,722	(860)	551
Accrued liabilities	2,173	1,663	(4,503)
Billings in excess of costs and estimated earnings on uncompleted contracts	(877)	1,958	(262)
Deferred compensation	506	491	364
Other liabilities	41	178	568

Net cash provided by (used in) operating activities	(21,189)	24,908	36,705

Investing Activities:
Proceeds from sale of fixed assets	879	1,766	—
Proceeds from maturities and sales of available-for-sale securities	3,817	2,773	—
Purchases of property, plant and equipment	(6,108)	(6,472)	(4,541)
Purchase of additional interest in consolidated subsidiary	—	(66)	—
Proceeds from sale of short-term auction rate securities	48,569	31,225	13,550
Purchases of short-term auction rate securities	(6,350)	(56,585)	(33,475)
Purchases of marketable securities	—	(1,018)	(5,763)
Acquisition of S&I	(19,167)	—	—

Net cash provided by (used in) investing activities	21,640	(28,377)	(30,229)

Financing Activities:
Borrowings on revolving line of credit	9,579	516	—
Repayments on revolving line of credit	(9,579)	(516)	—
Borrowings on long-term debt and capital lease obligations	4,260	—	103
Borrowings on term loan	10,598	—	—
Repayments of long-term debt and capital lease obligations	(474)	(458)	(4,754)
Debt issuance costs	(501)	—	—
Proceeds from issuance of stock	—	—	154
Proceeds from exercise of stock options	1,530	1,038	522

Net cash provided by (used in) financing activities	15,413	580	(3,975)

Net increase (decrease) in cash and cash equivalents	15,864	(2,889)	2,501
Effect of exchange rate changes on cash and cash equivalents	6	—	—
Cash and cash equivalents at beginning of year	8,974	11,863	9,362

Cash and cash equivalents at end of year	$24,844	$8,974	$11,863

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization
      We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries.
      Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc., Transdyn, Inc., Powell Industries International, Inc., Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited.
      On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included from this date.

B.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we acquired a majority ownership on August 1, 2004, have been consolidated since August 1, 2004. As a result of this consolidation, we recorded minority interest on our balance sheet for our joint venture partner’s share of equity. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals, and postretirement benefit obligations.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Disclosures of Cash Flow Information

	Years Ended October 31,

	2005	2004	2003

Cash paid (received) during the period for:
Interest	$567	$134	$423
Income taxes	(267)	1,930	5,252
Non-cash investing and financing activities:
Change in fair value of interest rate swap, net of $0, $0 and $49 income taxes, respectively	—	—	87
Change in fair value of marketable securities, net of $9, $85 and $64 income taxes, respectively	26	207	(118)
Issuance of common stock for deferred directors’ fees	15	75	—
Assets acquired under capital lease obligations	—	200	—
Unrealized loss on forward contracts	(44)	—	—
Unrealized foreign currency gain/(loss)	4	—	—
Accrued property, plant and equipment additions	156	—	—
Note receivable from sale of property	1,350	—	—
Receivable for options exercised	$17	$—	$—

Marketable Securities
      Marketable securities consist of variable rate money market accounts that are classified as available-for-sale. These investments are carried at fair value. The maturity dates of these investments as of October 31, 2005 range from 18 to 25 years.

Fair Value of Financial Instruments
      Financial instruments include short-term investments, marketable securities and debt obligations. Due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to LIBOR or the bank’s prime rate.

Accounts Receivable and Market Risk
      Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At October 31, 2005 and 2004, accounts receivable included retention amounts of $5.4 million and $7.5 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $0.5 million of the retained amount at October 31, 2005, is expected to be collected subsequent to October 31, 2006. No customers accounted for 10% or more of our consolidated accounts receivable balances as of fiscal year ends 2005 and 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
      Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.
      Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. We also include claims for extra work or changes in scope of work to the extent of costs incurred in contract revenues when we believe collection is probable. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions. See Note K — Commitments and Contingencies for a discussion related to certain costs recorded in costs and estimated earnings in excess of billings.
      In accordance with industry practice, assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus collection of amounts related to these contracts may extend beyond one year.

Inventories
      Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted-average methods and include the cost of material, labor and manufacturing overhead. We use estimates in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

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
      We also own one idle facility which is held for sale. As this property is held for sale, the $0.8 million of related net book value is included in other current assets at October 31, 2005.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions and conditions specific to our industry, the ultimate amounts realized on assets held for sale may differ materially from their currently estimated realizable values.

Intangible Assets
      We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives. For additional information regarding our intangible assets, see Note J.

Income Taxes
      We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any other valuation allowances as of October 31, 2005 because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

Revenue Recognition
      Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”).
      Under the percentage-of-completion method of accounting, revenues are recognized as work is performed based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment (excluding depreciation). The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.
      Revenues associated with maintenance, repair and service contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition, Revised and Updated.” Expenses related to these types of services are recognized as incurred.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expense
      Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the consolidated statements of operations. Such amounts were $2.8 million, $3.5 million, and $3.6 million in fiscal years 2005, 2004 and 2003, respectively.

Foreign Currency Translation
      The functional currency for the company’s foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

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
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123(R) are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS No. 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above “Stock-Based Employee Compensation” disclosure of pro forma net income and earnings per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If compensation expense for our stock option plans had been determined based on an estimate of the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been as follows:

	Years Ended October 31,

	2005	2004	2003

Net income, as reported	$2,251	$1,669	$6,985
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(792)	(802)	(745)

Pro forma net income	$1,459	$867	$6,240

Basic earnings per share:
As reported	$0.21	$0.16	$0.66
Pro forma	$0.14	$0.08	$0.59
Diluted earnings per share:
As reported	$0.21	$0.15	$0.65
Pro forma	$0.13	$0.08	$0.58
      The effects of applying SFAS No. 123 in the pro forma disclosure above may not be indicative of future amounts as additional awards in future years are anticipated.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended October 31,

	2005	2004	2003

Expected life of options	7 years	7 years	7 years
Risk-free interest rate	3.82%	4.03%	3.98%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.00%	37.28%	38.51%

Hedging Activities
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.
      On July 14, 2005, the Company entered into a forward foreign exchange contract with a notional amount of 2.1 million Canadian Dollars maturing on December 23, 2005. This foreign currency derivative qualifies for and is classified as a fair value hedge. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/ losses, as applicable. At October 31, 2005, the fair value of the forward swap

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract resulted in an unrealized loss of approximately $44,000. This contract matured on December 23, 2005 resulting in a realized foreign exchange loss of $65,000.

Comprehensive Income
      Accumulated other comprehensive income, which is included as a component of stockholders’ equity, includes net income, unrealized gains or losses on available-for-sale marketable securities, derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.
      During 2005 and 2004, we sold corporate bonds that were classified as available-for-sale securities. We recognized the gain on the sale of these securities in our consolidated statement of operations, and the unrealized gain shown in other comprehensive income was affected by this reclassification adjustment as follows (in thousands):

	October 31,

	2005	2004

Unrealized holding gains arising during period	$2	$189
Less: Reclassification adjustment for gains included in net income	(28)	(34)

Net unrealized gains on marketable securities	$(26)	$155

Reclassifications
      Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income.
      During the first quarter of 2005, the Company determined that certain investments in auction rate securities did not meet the definition of cash equivalents. Accordingly, $50.3 million was reclassified at October 31, 2004 from cash and cash equivalents to marketable securities in the Consolidated Balance Sheet. Additionally, cash flow activity from purchases of and proceeds from auction rate securities were included in the consolidated statements of cash flow for the fiscal years ended October 31, 2004 and 2003.

New Accounting Standards
      In October 2004, the President of the United States signed into law the American Jobs Creation Act (the AJC Act). The AJC Act allows for a federal income tax deduction for a percentage of income earned from certain domestic production activities. The Company’s U.S. production activities will qualify for the deduction. Based on the effective date of this provision of the AJC Act, the Company will be eligible for this deduction beginning in fiscal 2006. Additionally, in December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1, which was effective upon issuance, requires the Company to treat the tax deduction as a special deduction instead of a change in tax rate that would have impacted the existing deferred tax balances. The Company is currently evaluating the impact of this special deduction but expects that it will reduce the Company’s effective tax rate in fiscal 2006.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an Amendment of ARB No. 43, Chapter 4 (SFAS 151), which adopts wording from the IASB’s International Accounting Standard, “Inventories,” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123(R) are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased, or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS No. 123(R) in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above “Stock-Based Employee Compensation” disclosure of pro forma net income and earnings per share.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the consolidated financial position, results of operations or cash flows.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on the consolidated financial position, results of operations or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or correct accounting errors in future periods.

C.	Acquisition
      On July 4, 2005, Powell acquired selected assets and assumed the operating liabilities and contracts of Switchgear & Instrumentation Limited. We refer to the acquired business herein as “S&I.” S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I affords Powell the opportunity to serve our customers with products

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in engineered to order solutions. S&I is a supplier of medium and low voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from existing cash and investments and the balance was provided from the Term Loan (see Note H). The results of operations of S&I are included in the Company’s Consolidated Financial Statements from July 4, 2005 through October 31, 2005. The consolidated balance sheet of Powell Industries, Inc. includes an allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value and are subject to final adjustment.
      The purchase price allocation was as follows (in thousands):

Accounts receivable	$4,730
Costs and estimated earnings in excess of billings	4,492
Inventories	3,745
Prepaid expenses and other current assets	379
Property, plant and equipment	9,542
Intangible assets	3,846
Accounts payable	(5,793)
Billings in excess of costs and estimated earnings	(1,440)
Other accrued expenses	(334)

Total purchase price	$19,167

      The amounts assigned to property, plant and equipment were based on independent appraisals of the property and plant, as well as the more significant pieces of machinery and equipment.
      The amounts allocated to intangible assets related to the S&I acquisition were as follows (in thousands):

		Estimated
	Amount	Life

Unpatented technology	$2,175	6 years
Tradenames	1,025	10 years
Backlog	646	6 months

Total	$3,846

      The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2003 (in thousands, except per share data):

	Years Ended October 31,

	2005	2004

Revenues	$297,007	$287,143
Net income	$2,105	$4,133
Net earnings per common share:
Basic	$0.20	$0.39
Diluted	$0.19	$0.38

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unaudited pro forma information includes the operating results of S&I prior to the acquisition date adjusted to include the pro forma impact of the following:

1)	Impact of additional interest expense related to the portion of the purchase price financed with the Term Loan and lower interest income as a result of the sale of available-for-sale securities used to fund the remainder of the purchase price;

2)	Elimination of the operating results of certain businesses of S&I which were not acquired;

3)	Elimination of lease expense and recording of additional depreciation expense related to assets which were previously leased from S&I’s previous parent;

4)	Impact of amortization expense related to intangible assets;

5)	Adjustment to the income tax provision to reflect the statutory rate in the United Kingdom.
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

D.	Stock-Based Compensation
      The Company has the following stock-based compensation plans:
      The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. At the April 15, 2005 Annual Meeting, stockholders approved an amendment to the 1992 Plan to increase the number of shares available for issuance under the plan from 2.1 million shares to 2.7 million shares. There were no stock grants during fiscal 2005, 2004, and 2003. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There were 0.5 million shares available to be granted under this plan as of October 31, 2005.
      The 2000 Non-Employee Stock Option Plan, as amended, was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually, each eligible Director who is continuing to serve as a Director, will receive a grant of an option to purchase 2,000 shares of our common stock. The total number of shares of our common stock available under this plan was 33,000 as of October 31, 2005. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date. There are no further grants anticipated to be awarded under this plan. The

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation Committee of the Board of Directors plans to terminate the 2000 Non-Employee Director Stock Option Plan after all outstanding options have been exercised or have expired.
      The Company’s stockholders voted at the April 15, 2005 meeting to approve the Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, annually each eligible director will receive 2,000 shares of restricted stock on the date of the June Board of Directors meeting. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock or any combination thereof. The restricted stock grants vest 50 percent per year over a two year period on each anniversary of the grant date. Unless sooner terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. On June 10, 2005, Directors of the Company were granted a total of 12,000 shares of restricted stock. The total number of shares of common stock available under the Plan was 138,000 as of October 31, 2005.
      Stock option activity (number of shares) for the Company during fiscal years 2005, 2004 and 2003 was as follows:

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at October 31, 2002	720,173	$14.82
Granted	320,700	15.10
Exercised	(53,510)	12.02
Forfeited	(600)	15.81

Outstanding at October 31, 2003	986,763	15.06
Granted	27,000	16.38
Exercised	(82,986)	12.47
Forfeited	(103,384)	15.91

Outstanding at October 31, 2004	827,393	15.26
Granted	275,000	18.42
Exercised	(116,503)	13.28
Forfeited	(78,100)	16.50

Outstanding at October 31, 2005	907,790	$16.37

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of October 31, 2005:

Outstanding				Exercisable

			Weighted	Number	Weighted
Range of	Number	Weighted Average	Average	Exercisable	Average
Exercise	Outstanding	Remaining	Exercise	at	Exercise
Prices	at 10/31/05	Contractual Life	Price	10/31/05	Price

$8.44-$8.50	100,920	0.9 years	$8.50	100,920	$8.50
13.06-15.10	242,983	4.6	15.09	92,263	15.08
16.30-18.44	539,887	4.8	18.07	202,287	17.75
23.48-27.10	24,000	3.3	23.91	22,000	23.92

Total Options	907,790	4.3	16.37	417,470	15.25

      The weighted average fair value of options granted was $10.31, $7.63 and $7.16 per option for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

E.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended October 31,

	2005	2004	2003

Numerator:
Income from continuing operations	$2,251	$1,669	$7,495
Cumulative effect of change in accounting principle, net of tax	—	—	(510)

Net income	$2,251	$1,669	$6,985

Denominator:
Denominator for basic earnings per share-weighted average shares	10,779	10,688	10,591
Dilutive effect of stock options	149	86	90

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	10,928	10,774	10,681

Basic earnings per share:
Earnings from continuing operations	$0.21	$0.16	$0.71
Cumulative effect of change in accounting principle	—	—	(0.05)

Net earnings	$0.21	$0.16	$0.66

Diluted earnings per share:
Earnings from continuing operations	$0.21	$0.15	$0.70
Cumulative effect of change in accounting principle	—	—	(0.05)

Net earnings	$0.21	$0.15	$0.65

      For the years ended October 31, 2005, 2004 and 2003, options to purchase approximately 24,000, 352,000 and 380,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Detail of Selected Balance Sheet Accounts
      Activity in our allowance for doubtful accounts receivable account consists of the following (in thousands):

	October 31,

	2005	2004

Balance at beginning of period	$617	$1,283
Adjustments to the allowance	9	(498)
Deductions for uncollectible accounts written off, net of recoveries	(59)	(168)

Balance at end of period	$567	$617

      Activity in our accrued product warranty account consists of the following (in thousands):

	October 31,

	2005	2004

Balance at beginning of period	$1,545	$1,929
Additions to the accrual	1,787	1,387
Deductions for warranty charges	(1,496)	(1,771)

Balance at end of period	$1,836	$1,545

      The components of inventories are summarized below (in thousands):

	October 31,

	2005	2004

Raw materials, parts and subassemblies	$12,794	$9,167
Work-in-progress	8,822	6,165

Total inventories	$21,616	$15,332

      The components of costs and estimated earnings and related amounts billed on uncompleted contracts (in thousands):

	October 31,

	2005	2004

Costs incurred on uncompleted contracts	$293,741	$271,442
Estimated earnings	55,360	49,691

	349,101	321,133
Less: Billings to date	329,515	316,485

	$19,586	$4,648

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,328	$19,822
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,742)	(15,174)

	$19,586	$4,648

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment are summarized below (in thousands):

	October 31,
			Range of
	2005	2004	Asset Lives

Land	$7,559	$4,720	—
Buildings and improvements	43,189	39,629	3-39 Years
Machinery and equipment	34,946	29,804	3-15 Years
Furniture and fixtures	2,135	2,752	3-10 Years
Construction in process	2,980	5,336	—

	90,809	82,241
Less: Accumulated depreciation	(35,131)	(37,200)

Total property, plant and equipment, net	$55,678	$45,041

      Included in property and equipment are assets under capital lease of $299,000 and $325,000 at October 31, 2005 and 2004, with related accumulated depreciation of $124,000 and $80,000, respectively. Depreciation expense, including the depreciation of capital leases, was $4.6 million, $4.3 million and $5.0 million for fiscal years 2005, 2004 and 2003, respectively.

G.	Employee Benefit Plans
      We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee’s salary. We recognized expenses of $1.3 million, $1.2 million and $1.4 million in fiscal years 2005, 2004 and 2003, respectively, under this plan.
      We have established an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At October 31, 2005 and 2004, there were 581,274 and 606,912 shares in the trust with 395,083 and 375,858 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424,000 per year, including interest at seven percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying Consolidated Balance Sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. Compensation expense for fiscal years 2005, 2004 and 2003 was $317,000, $297,000, and $277,000, respectively and interest income for fiscal years 2005, 2004 and 2003 was $107,000, $128,000, and $148,000, respectively. The receivable from the ESOP is recorded as a reduction from stockholders’ equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of October 31, 2005 and 2004, the remaining ESOP receivable was $1.2 million and $1.5 million, respectively.
      In October 1985 and February 1987, we entered into Executive Benefit Agreements with certain key officers and employees. Three participants remain in this plan, which provides for payments in accordance with a predetermined plan upon retirement or death. We recognize the cost of this plan over the projected years of service of the participant. We have insured the lives of these key employees to assist in the funding of the deferred compensation liability.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In 1994, we modified our postretirement benefits to provide retiree health care benefits to only current retirees and active employees who were eligible to retire by December 31, 1999. Participants eligible for such benefits were required to pay between 20% and 100% of our average cost of benefits based on years of service. In addition, benefits would end upon the employee’s attainment of age 65.
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
      For the year ended October 31, 2005, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of November 1, 2004, our measurement date. The following table illustrates the components of net periodic benefit expense, funded status, the change in

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

	October 31,

	2005	2004	2003

Components of net periodic postretirement benefit expense:
Service cost	$75	$75	$92
Interest cost	69	73	106
Prior service cost	106	108	121
Net (gain) loss recognized	(33)	(26)	(3)

Net periodic postretirement benefit expense	$217	$230	$316

Funded Status:
Retirees	$88	$94	$166
Fully eligible active participants	277	507	659
Other actual participants	447	754	898

Accumulated postretirement benefit obligation	812	1,355	1,723
Less unrecognized balances:
Prior service cost	716	822	1,066
Net actuarial (gain) loss	(977)	(544)	(149)

Net amount recognized	$1,073	$1,077	$806

Changes in accumulated postretirement benefit obligation:
Balance at beginning of year	$1,355	$1,723	$602
Service cost	75	75	92
Interest cost	69	73	106
Loss due to plan change	—	—	1,058
Actuarial (gain) loss	(661)	(316)	(95)
Curtailment (gain)	—	(150)	—
Benefits paid	(26)	(50)	(40)

Balance at end of year	$812	$1,355	$1,723

Fair value of plan assets	—	—	—

Weighted average assumptions:
Discount rate	5.5%	5.8%	6.0%
      It is assumed that 40% of employees who are eligible will elect medical coverage, decreasing to 20% in 2015. The assumed health care cost trend measuring the accumulated postretirement benefit obligation was 10% at the beginning of fiscal year 2005. This trend is expected to grade down to 5% in fiscal year 2010. If the health care trend rate assumptions were increased or decreased by 1% as of October 31, 2005, the effect of this change on the accumulated postretirement benefit obligation would be approximately $47,000. The effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost from a 1% increase or decrease would be approximately $11,000. Net periodic postretirement benefit expense for fiscal 2005 was calculated using a discount rate of 5.75%.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of October 31, 2005, the cash flow estimates for expected benefit payments during each of the next ten years are as follows (in thousands):

Years Ending	Expected Benefit
October 31,	Payments

2006	$47
2007	51
2008	66
2009	75
2010	90
2011 through 2015	465
      Statement of Accounting Standards No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” requires employers to select a discount rate assumption to determine the present value of benefits under their benefits plans. The methodology to select the discount rate was determined to reflect the time value of money as of the measurement date of the benefit obligation and reflect the rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of benefit payments of the plan underlying the obligation. A bond matching exercise was performed to match the expected benefit payments with expected bond maturities as of September 30, 2005 and adjusted to October 31, 2005 using the relative changes in the indices.

H.	Long-Term Debt
      Long-term debt consists of the following (in thousands):

	October 31,

	2005	2004

Industrial development revenue bonds, maturing in October 2021, with annual sinking fund payments of $400,000	$6,400	$6,800
UK Term Loan	10,646	—
Revolving lines of credit	4,259	—
Capital lease obligations	168	223
Other borrowings	58	77

Subtotal long-term debt and capital lease obligations	21,531	7,100
Less current portion	(2,095)	(474)

Total long-term debt and capital lease obligations	$19,436	$6,626

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
      The Credit Agreement provides for a 1) $22 million revolving credit facility (“US Revolver”), 2) £4 million (pound sterling) (approximately $7.0 million) revolving credit facility (“UK Revolver”) and 3) £6 million (approximately $10.6 million) single advance term loan (“UK Term Loan”). The Credit

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement contains customary affirmative and negative covenants and restricts our ability to pay dividends. The most restrictive covenant requires the Company to achieve certain operating results, as defined. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by the Company’s consolidated leverage ratio as defined within the Credit Agreement.
      The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $12.2 million for our outstanding letters of credit at October 31, 2005. There was £2.4 million, or approximately $4.3 million, outstanding under the UK revolver as of October 31, 2005. No amounts were borrowed on the US Revolver. The US Revolver and the UK Revolver expire on June 30, 2008.
      The UK Term Loan provides for borrowings of £6 million, or approximately $10.7 million, for our financing requirements related to the acquisition of S&I. Approximately £5 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $532,000, are due beginning March 31, 2006 with the final payment due on March 31, 2010. As of October 31, 2005, the full amount of the UK Term Loan was outstanding.
      Expenses associated with the issuance of the Credit Agreement are classified as deferred loan costs and totaled $501,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement (three years). See Note J.
      We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois, facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC periodically changes in amount to equal the outstanding balance of the Bonds and terminates on October 25, 2006. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 2.8% per annum on October 31, 2005.
      Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The annual maturities of long-term debt as of October 31, 2005 are as follows (in thousands):

Year Ending	Long-Term	Capital
October 31,	Debt Maturities	Leases	Total

2006	$2,055	$40	$2,095
2007	2,529	59	2,588
2008	6,788	52	6,840
2009	2,529	17	2,546
2010	2,529	—	2,529
Thereafter	4,933	—	4,933

Total long-term debt maturities	$21,363	$168	$21,531

I.	Income Taxes
      The net deferred income tax asset (liability) is comprised of the following (in thousands):

	October 31,

	2005	2004

Current deferred income taxes:
Gross assets	$3,931	$3,289
Gross liabilities	(2,095)	(2,560)

Net current deferred income tax asset	1,836	729

Noncurrent deferred income taxes:
Gross assets	2,240	1,757
Gross liabilities	(2,670)	(1,145)

Net noncurrent deferred income tax asset (liability)	(430)	612

Net deferred income tax asset	$1,406	$1,341

      As of October 31, 2005, the noncurrent deferred income tax asset is included in other assets and the noncurrent deferred tax liability is included in other liabilities on the consolidated balance sheet and the noncurrent deferred tax liability is included in other liabilities.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	October 31,

	2005	2004

Allowance for doubtful accounts	$217	$232
Reserve for accrued employee benefits	1,388	881
Warranty reserves	608	581
Uncompleted long-term contracts	(1,851)	(2,560)
Depreciation and amortization	(1,574)	(441)
Deferred compensation	781	656
Postretirement benefits liability	473	354
Accrued legal	382	357
Uniform capitalization and inventory	1,389	1,114
Software development costs	(535)	(494)
Deferred rent	—	167
Other	128	494

Net deferred income tax asset	$1,406	$1,341

      The components of the income tax provision (benefit) consist of the following (in thousands):

	Years Ended October 31,

	2005	2004	2003

Current:
Federal	$506	$1,318	$3,527
State	43	186	1,970
Foreign	713	—	—
Deferred	(124)	(1,786)	640

Total income tax provision	$1,138	$(282)	$6,137

      A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

	Years Ended October 31,

	2005	2004	2003

Statutory rate	34%	34%	34%
Revised state tax exposure	1	(15)	—
State income taxes, net of federal benefit	3	5	10
Release of capital loss valuation allowance	—	(20)	—
Federal extraterritorial income exclusion	(12)	(27)	—
Non-taxable interest income	(7)	(8)	—
Other permanent tax items	15	8	—
Other	(1)	2	1

Effective rate	33%	(21)%	45%

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our (benefit) provision for income taxes reflects an effective tax rate on earnings before income taxes of (21)% in fiscal 2004 compared to 33% in fiscal 2005 and 45% in fiscal 2003. During 2005 and 2004, we recorded several tax adjustments related to the following items:

a)	A $0.4 million benefit was recorded for the years ended 2005 and 2004 primarily for the benefit of revised extraterritorial income exclusion amounts. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2004 and 2003, as opposed to an aggregate basis as originally estimated;

b)	A $0.3 million valuation allowance related to capital losses was released in 2004. We entered into an agreement in 2004 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carryforward;

c)	We reduced our income tax provision by $0.2 million in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements; and

d)	We increased our income tax provision by $0.3 million in 2005 related to certain adjustments from audits of our prior year federal tax returns.
      The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

J.	Goodwill and Other Intangible Assets
      Our intangible assets consist of (1) goodwill which is not being amortized; (2) patents, trademarks, tradenames, and purchased technologies which are amortized over their estimated useful lives; and (3) contract costs related to backlog acquired in the S&I acquisition which is being amortized over the estimated life of the acquired contracts. We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. The statement requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.
      Upon adoption, we estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value. As a result of completing the impairment test, we recorded an impairment charge of $510,000, net of $285,000 taxes, to write off the impaired goodwill amounts as a cumulative effect of a change in accounting principle in the first quarter of 2003. We recorded an impairment charge of $380,000, net of $214,000 taxes, to write off the full value of goodwill in our Process Control Systems segment. In our Electrical Power Products segment, we recorded an impairment charge of $130,000, net of $71,000 taxes. All remaining goodwill is in our Electrical Power Products segment. No additional impairment was identified as a result of performing our annual impairment test for 2005, 2004 or 2003.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of goodwill, intangible and other assets follows (in thousands):

	October 31, 2005		October 31, 2004

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill not subject to amortization	$384	$181	$384	$181
Intangible assets subject to amortization:
Patents and Trademarks	830	613	837	563
Tradenames and unpatented technology — S&I	3,212	139	—	—
Backlog — S&I	654	439	—	—
Deferred loan costs	734	102	233	35
      Deferred loan costs are included in other assets on the Consolidated Balance Sheet. The increase in deferred loan costs is associated with our new credit agreement as described in Note H. In connection with the acquisition of S&I, a portion of the purchase price was allocated to tradenames and unpatented technology based upon an independent appraisal. Additionally, a portion of the purchase price of S&I was assigned to contract costs associated with the backlog as they were incurred prior to the acquisition. Amortization expense related to intangible assets subject to amortization was approximately $643,000, $70,000 and $72,000, respectively, for the three years ended October 31, 2005. Estimated amortization expense for each of the subsequent five fiscal years is expected to be approximately $686,000, $471,00, $471,000, $440,000, and $415,000.

K.	Commitments and Contingencies

Long-Term Debt
      See Note H for discussion of our Long-Term Debt.

Leases
      We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2010. At October 31, 2005, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Years Ending	Operating
October 31,	Leases

2006	$1,973
2007	1,632
2008	1,220
2009	684
2010	16
Thereafter	—

Total lease commitments	$5,525

      Lease expense for all operating leases was $1.8 million, $1.8 million and $1.7 million for fiscal years 2005, 2004 and 2003, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Bonds
      Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $12.6 million as of October 31, 2005. We also had performance bonds totaling approximately $176.5 million that were outstanding at October 31, 2005.

Litigation
      We are involved in various legal proceedings, claims, and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. However, other than the claim discussed below in Other Contingencies, we do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

Other Contingencies
      The Company was a party to a construction joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/ Tunnel Project (the “Project”) in Boston, Massachusetts under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. In a separate matter, the Joint Venture received notice dated May 9, 2002 (the “Notice”) from the MTA that a follow-on contractor has asserted a claim against the MTA in connection with work done or to be done by the follow-on contractor on the project. One component of the Project involved the Joint Venture performing specific work that the MTA then bid for the follow-on contractor to complete. The follow-on contractor’s claim, in part, included allegations that work performed by the Joint Venture was insufficient and defective, thus possibly contributing to the follow-on contractor’s claims for damages against the MTA. In the Notice of the potential claim, the MTA advised the Joint Venture that if it is required to pay the follow-on contractor additional amounts and such payment is the result of defective work by the Joint Venture, the MTA would seek indemnification from the Joint Venture for such additional amounts.
      This claim, as well as the follow-on contractor’s claim, and MTA’s potential indemnity claim against the Joint Venture were resolved and appropriate contract modifications were agreed upon. This settlement resulted in a net increase in the contract amount of approximately $2.0 million, of which approximately $1.7 million was reflected as additional revenues for the fiscal year ended October 31, 2005.
      In addition to the MTA matter discussed above, the Company previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters including compensation for extra work and delay to the project.
      The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to defend its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in the first half of 2006. As of October 31, 2005, the Company had approximately $1.4 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. During the last two fiscal years, the Company’s gross profit has been reduced by approximately $2.9 million in fiscal 2005 and $0.9 million in fiscal 2004 related to direct costs, including legal fees, related to this dispute. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

L.	Business Segments
      We manage our business through operating subsidiaries, which are comprised of two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems to control and manage critical processes.
      On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results and tangible assets of S&I are included in our Electrical Power Products business segment as of that date.
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
      Detailed information regarding our business segments is shown below (in thousands):

	Years Ended October 31,

	2005	2004	2003

Revenues:
Electrical Power Products	$220,123	$173,456	$227,012
Process Control Systems	36,522	32,686	26,369

Total	$256,645	$206,142	$253,381

Gross profit:
Electrical Power Products	$33,361	$29,122	$42,609
Process Control Systems	10,499	6,855	6,187

Total	$43,860	$35,977	$48,796

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle:
Electrical Power Products	$(438)	$(87)	$12,491
Process Control Systems	3,890	1,451	1,141

Total	$3,452	$1,364	$13,632

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended October 31,

	2005	2004

Identifiable tangible assets:
Electrical Power Products	$172,544	$114,374
Process Control Systems	10,762	11,889
Corporate	39,013	69,140

Total	$222,319	$195,403

      In addition, the Electrical Power Products business segment had $203,000 and $203,000 of goodwill and $3,505,000 and $274,000 of intangible and other assets as of October 31, 2005 and 2004, respectively, and corporate had $632,000 and $198,000 of deferred loan costs, as of October 31, 2005 and 2004, respectively, which are not included in identifiable tangible assets above.

Geographic Information
      Revenues are as follows (in thousands):

	Years Ended October 31,

	2005	2004	2003

Europe (including former Soviet Union)	$6,346	$402	$843
Far East	18,729	5,550	13,120
Middle East and Africa	10,103	12,384	5,255
North, Central and South America (excluding U.S.)	29,762	10,675	20,581
United States	191,705	177,131	213,582

Total revenues	$256,645	$206,142	$253,381

      No single customer or country, other than the United States accounted for more than 10 percent of consolidated revenues in fiscal years 2005, 2004 or 2003.

	Years Ended
	October 31,

	2005	2004

Long-lived assets:
United States	$46,695	$45,012
United Kingdom	8,950	—
Other	33	29

Total	$55,678	$45,041

      Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M.	Consolidation of Operations
      To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. The majority of our consolidation changes related to severance and employee benefit expenses for involuntary terminations in 2004. Consolidation costs of $1.8 million and $0.4 million were recorded in cost of sales and selling general and administrative expenses for the year ended October 31, 2004. As of June 30, 2004, the consolidation of our Greenville, Texas, facility into our North Canton, Ohio facility was completed, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lines by combining our Elyria, Ohio, operations into our Northlake, Illinois, facility. As of January 31, 2005, the consolidation of our Watsonville, California, operations into our Houston, Texas facility was completed, resulting in the transfer of our power electronics product lines to Houston. The consolidation of our operations resulted in the involuntary termination of approximately 100 employees.
      As of October 31, 2004, the unpaid balance of the consolidation costs of approximately $504,000 was included in accrued salaries, bonuses and commissions on the Consolidated Balance Sheet. During the first quarter of fiscal 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Consolidated Statement of Operations. As of October 31, 2005, all amounts have been paid related to this consolidation effort.

N.	Quarterly Results of Operations (unaudited)
      The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended October 31, 2005 and 2004 (in thousands, except per share data):

	2005 Quarters

	First	Second	Third	Fourth (A)	2005

Revenues	$47,689	$58,914	$66,915	$83,127	$256,645
Gross profit	6,959	8,442	12,561	15,898	43,860
Net income (loss)	(1,426)	(295)	2,132	1,840	2,251
Basic earnings (loss) per share	(0.13)	(0.03)	0.20	0.17	0.21
Diluted earnings (loss) per share	(0.13)	(0.03)	0.19	0.17	0.21

	2004 Quarters

	First	Second	Third	Fourth	2004

Revenues	$53,227	$51,476	$52,805	$48,634	$206,142
Gross profit	9,555	8,619	9,317	8,486	35,977
Net income (loss)	747	360	737	(175)	1,669
Basic earnings (loss) per share	0.07	0.03	0.07	(0.02)	0.16
Diluted earnings (loss) per share	0.07	0.03	0.07	(0.02)	0.15

(A)	Net income includes a gain of approximately $1.1 million (pre-tax) related to the sale of a facility.
      The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

O.	Subsequent Event
      On December 12, 2005, by unanimous consent, the Board of Directors of the Company resolved that effective November 1, 2005, the fiscal year of the Company beginning on that date will end on September 30, 2006 and from and after that date the fiscal year of the Company will be the period beginning October 1 of each year and ending on September 30 of the following year with the quarterly periods in the year ended September 30, 2006 being: first quarter — November 1, 2005 through January 31, 2006; second quarter — February 1, 2006 through April 30, 2006; third quarter — May 1, 2006 through July 31, 2006; and fourth quarter — August 1, 2006 through September 30, 2006. The Company intends to file a transition report on Form 10-K to reflect the transition period of November 1, 2005 through September 30, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On May 7, 2004, the Audit Committee of our Board of Directors dismissed Deloitte & Touche, LLP (“Deloitte”) as our independent public accountants.
      Deloitte’s report on our financial statements for the fiscal year ended October 31, 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
      During our fiscal year ended October 31, 2003, and the subsequent interim period preceding the decision to change independent public accountants, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports of our consolidated financial statements for such year. There were no reportable events as described under Item 304(a)(1)(v) of Regulation S-K.
      We provided Deloitte with a copy of the foregoing disclosures. A letter from Deloitte dated May 13, 2004 stating its agreement with these statements was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on May 13, 2004.
      On May 7, 2004, the Audit Committee of our Board of Directors appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), to serve as our independent registered public accounting firm for the year ending October 31, 2004. In the year ended October 31, 2003, and through the date hereof, we did not consult PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.
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

Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of October 31, 2005.
      The evaluation did not include an assessment of internal control over financial reporting related to Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited as it was acquired in July 2005 in a purchase business combination. Total revenues and total assets of Switchgear & Instrumentation Limited represent 8% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2005 (see Note C to the Notes to Consolidated Financial Statements).
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005, which appears in their report to the financial statements included herein.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2005, under the heading set forth above.

Item 11.	Executive Compensation
      The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2005, under the heading set forth above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2005, under the heading set forth above.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2005, under the heading set forth above.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended October 31, 2005, under the heading set forth above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.

2.	Financial Statement Schedule. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number		Description of Exhibits

2.1	—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2	—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
*10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan.

Number		Description of Exhibits

10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated as of June 29, 2005 among Powell Industries, Inc.; Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited; and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference.)
*10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc.; Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited); Switchgear & Instrumentation Properties Limited; Bank of America, N.A.; and the other lenders parties thereto.
*10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.
*10.16	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005.
*21.1	—	Subsidiaries of Powell Industries, Inc.
*23.1	—	Consent of Deloitte & Touche, LLP
*23.2	—	Consent of PricewaterhouseCoopers, LLP
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director
Date: January 17, 2006

EXHIBIT INDEX

Number		Description of Exhibits

2.1	—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2	—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
*10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan.
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated as of June 29, 2005 among Powell Industries, Inc.; Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited; and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference.)

Number		Description of Exhibits

*10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc.; Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited); Switchgear & Instrumentation Properties Limited; Bank of America, N.A.; and the other lenders parties thereto.
*10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.
*10.16	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005.
*21.1	—	Subsidiaries of Powell Industries, Inc.
*23.1	—	Consent of Deloitte & Touche, LLP
*23.2	—	Consent of PricewaterhouseCoopers, LLP
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith