Form 10-Q
period 2006-01-31
POWELL INDUSTRIES INC
filed 2006-03-09
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006.
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission File Number 001-12488
POWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)
(713) 944-6900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
               Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $.01 per share; 10,862,146 shares outstanding as of March 6, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended January 31, 2006

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,816	$24,844
Marketable securities	10,200	8,200
Accounts receivable, less allowance for doubtful accounts of $665 and $567, respectively	62,317	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	44,509	35,328
Inventories, net	25,208	21,616
Income taxes receivable	234	507
Deferred income taxes	1,392	1,836
Prepaid expenses and other current assets	7,717	4,461

Total Current Assets	168,393	162,177
Property, plant and equipment, net	55,281	55,678
Goodwill	203	203
Intangible assets, net	3,186	3,505
Other assets	3,779	5,096

Total Assets	$230,842	$226,659

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	2,615	2,095
Income taxes payable	1,389	1,185
Accounts payable	22,692	22,104
Accrued salaries, bonuses and commissions	8,754	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	18,415	15,742
Accrued product warranty	2,103	1,836
Other accrued expenses	6,023	5,957

Total Current Liabilities	61,991	58,739
Long-term debt and capital lease obligations, net of current maturities	18,833	19,436
Deferred compensation	1,727	1,918
Other liabilities	1,794	1,871

Total Liabilities	84,345	81,964

Commitments and contingencies (Note F)

Minority interest	299	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,855,378 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	10,698	10,252
Retained earnings	137,763	136,670
Treasury stock, 146,355 and 152,455 shares, respectively, at cost	(1,359)	(1,417)
Accumulated other comprehensive income (loss)	44	(11)
Deferred compensation	(1,058)	(1,190)

Total Stockholders’ Equity	146,198	144,414

Total Liabilities and Stockholders’ Equity	$230,842	$226,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,
	2006	2005
Revenues	$83,813	$47,689

Cost of goods sold	69,036	40,730

Gross profit	14,777	6,959

Selling, general and administrative expenses	12,984	9,521

Income (loss) before interest, income taxes and minority interest	1,793	(2,562)

Interest expense	335	77

Interest income	(302)	(277)

Income (loss) before income taxes and minority interest	1,760	(2,362)

Income tax provision (benefit)	649	(924)

Minority interest in net income (loss)	18	(12)

Net income (loss)	$1,093	$(1,426)

Net earnings (loss) per common share:

Basic	$0.10	$(0.13)

Diluted	$0.10	$(0.13)

Weighted average shares:

Basic	10,853	10,737

Diluted	11,004	10,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended January 31,
	2006	2005
Operating Activities:
Net income (loss)	$1,093	$(1,426)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,805	1,158
Amortization of unearned restricted stock	52	17
Bad debt expense	98	62
Loss on disposition of assets	48	49
Deferred income taxes	331	(1,320)
Stock-based compensation	417	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,914	(7,661)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,195)	1,615
Inventories	(3,607)	(2,428)
Prepaid expenses and other current assets	(2,985)	(2,121)
Other assets	1,301	68
Accounts payable and income taxes payable	816	520
Accrued liabilities	(725)	(3,763)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,678	3,081
Deferred compensation	(111)	130
Other liabilities	135	25

Net cash used in operating activities	(4,935)	(11,994)

Investing Activities:
Proceeds from sale of fixed assets	21	39
Purchases of property, plant and equipment	(1,178)	(1,539)
Proceeds from sale of short-term auction rate securities	—	7,635
Purchase of short-term auction rate securities	(2,000)	—

Net cash (used in) provided by investing activities	(3,157)	6,135

Financing Activities:
Borrowings on revolving line of credit	2,820	1,348
Repayments on revolving line of credit	(2,820)	(1,348)
Payments on capital lease obligations	(13)	—
Tax benefit from exercise of stock options	19	31
Proceeds from exercise of stock options	67	88

Net cash provided by financing activities	73	119

Net decrease in cash and cash equivalents	(8,019)	(5,740)
Effect of exchange rate changes on cash and cash equivalents	(9)	—
Cash and cash equivalents at beginning of period	24,844	8,974

Cash and cash equivalents at end of period	$16,816	$3,234

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$278	$77

Income taxes	$(201)	$387

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $0 and $7 income taxes, respectively	$—	$(12)

Unrealized foreign currency gain	$13	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear and Instrumentation Limited in the United Kingdom. The acquired business is referred to herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment. Financial information related to these business segments is included in Note H herein.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (“we,” “us,” “our,” “Powell,” or the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2005. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of our financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available, or operating environments change. Actual results may differ from our estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals, and postretirement benefit obligations.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income (loss) in stockholders’ equity.

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effect of adoption of the new standard in the first quarter of 2006, related to stock options and restricted stock plans was an additional expense of $0.4 million pretax, or $0.3 million after tax ($0.02 per share, basic and diluted). Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in the first quarter of 2006 was not material. At January 31, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. In addition, at January 31, 2006, there was $0.2 million of total unrecognized compensation cost related to restricted stock. This compensation is expected to be recognized over a period of less than two years.

Under SFAS 123R, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we will apply the expanded guidance under SFAS 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

The following table presents the proforma effect on net income and earning per share as if we had applied the fair value recognition of SFAS 123 to stock-based compensation prior to the adoption of SFAS 123R during the three month period ended January 31, 2005 (in thousands except per share amounts):

Three Months Ended
January 31, 2005
Net loss, as reported	$(1,426)
Less: Stock option compensation expense	(166)

Net loss, pro forma	$(1,592)

Net loss per share:
Basic and diluted, as reported	$(0.13)

Basic and diluted, pro forma	$(0.15)

Stock option activity at January 31, 2006, and changes during the first quarter of 2006:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(in thousands)
Outstanding at October 31, 2005	908,690
Granted	—
Exercised	6,100
Forfeited	—

Outstanding at January 31, 2006	902,590	$16.40	4.03	$4,219

Exercisable at January 31, 2006	412,270	$15.31	2.50	$2,365

The Company has the following stock-based compensation plans:

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The number of shares available for issuance under the 1992 Plan is 2.7 million shares. There were no stock grants the first quarter of fiscal 2006. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share.

The 2000 Non-Employee Stock Option Plan, as amended, was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually, each eligible Director who is continuing to serve as a Director, will receive a grant of an option to purchase 2,000 shares of our common stock. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date. There will be no further grants awarded under this plan. The Compensation Committee of the Board of Directors plans to terminate the 2000 Non-Employee Director Stock Option Plan after all outstanding options have been exercised or have expired.

The Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, annually each eligible director will receive 2,000 shares of restricted stock on the date of the June Board of Directors meeting. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock or any combination thereof. The restricted stock grants vest 50 percent per year over a two year period on each anniversary of the grant date. Unless sooner terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes net income, unrealized gains or losses on available-for-sale marketable securities and currency translation adjustments in foreign consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income, financial position or cash flows.

B.	ACQUISITION

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited. We refer to the acquired business herein as “S&I.” S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of our overall strategy to increase our international presence. S&I affords us the opportunity to serve our customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in engineered to order solutions. S&I is a supplier of medium- and low-voltage switchgear, intelligent motor control systems, and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from existing cash and investments and the balance was provided from the UK Term Loan (as defined in Note G herein). The results of operations of S&I are included in our Consolidated Financial Statements from July 4, 2005. The Condensed Consolidated Balance Sheets includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value.

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

The amounts allocated to intangible assets related to the S&I acquisition were as follows (in thousands):

		Estimated
	Amount	Life
Unpatented technology	$2,175	7 years
Tradenames	1,025	10 years
Backlog	646	6 months

Total	$3,846

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

Three Months Ended
January 31, 2005
Revenues	$64,116
Net loss	$(1,745)
Net loss per common share:
Basic	$(0.16)
Diluted	$(0.16)
The unaudited pro forma information includes the operating results of S&I prior to the acquisition date adjusted to include the pro forma impact of the following:
1)	Impact of additional interest expense related to the portion of the purchase price financed with the UK Term Loan and lower interest income as a result of the sale of available-for-sale securities used to fund the remainder of the purchase price;

2)	Elimination of the operating results of certain businesses of S&I which were not acquired;

3)	Elimination of lease expense and recording of additional depreciation expense related to assets which were previously leased from S&I’s previous parent;

4)	Impact of amortization expense related to intangible assets;

5)	Adjustment to the income tax provision to reflect the statutory rate in the United Kingdom.
The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

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

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	January 31,
	2006	2005
Numerator:
Net income (loss)	$1,093	$(1,426)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	10,853	10,737
Dilutive effect of stock options	151	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares with assumed conversions	11,004	10,737

Net earnings (loss) per share:
Basic	$0.10	$(0.13)

Diluted	$0.10	$(0.13)

For the three months ended January 31, 2006, options to purchase approximately 24,000 shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock. We had a net loss for the three months ended January 31, 2005; accordingly, the inclusion of common stock equivalents for outstanding stock options would be antidilutive and, therefore the weighted average shares used to calculate both basic and diluted loss per share are the same.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance of Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Balance at beginning of period	$567	$617
Adjustments to the allowance	98	61
Deductions for uncollectible accounts written off, net of recoveries	—	(4)

Balance at end of period	$665	$674

Warranty Accrual

Activity in our accrued product warranty account consists of the following (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Balance at beginning of period	$1,836	$1,545
Additions to the accrual	727	287
Deductions for warranty charges	(460)	(444)

Balance at end of period	$2,103	$1,388

Inventories

The components of inventories are summarized below (in thousands):

	January 31,	October 31,
	2006	2005
Raw materials, parts and subassemblies	$14,561	$12,794
Work-in-progress	10,647	8,822

Total Inventories	$25,208	$21,616

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts (in thousands):

	January 31,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$234,855	$293,741
Estimated earnings	48,352	55,360

	283,207	349,101
Less: Billings to date	257,113	329,515

	$26,094	$19,586

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$44,509	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,415)	(15,742)

	$26,094	$19,586

E.	COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) consists of net income (loss), the change in fair value of marketable securities and foreign currency translation adjustments. Comprehensive income (loss) for the three month period ended January 31, 2006, and 2005, is as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Net income (loss)	$1,093	$(1,426)
Unrealized gain (loss) on marketable securities	—	(12)
Unrealized gain (loss) on foreign currency translation	13	(19)

Comprehensive income (loss)	$1,106	$(1,457)

F.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $12.2 million as of January 31, 2006. We also had performance bonds totaling approximately $177.3 million that were outstanding at January 31, 2006.

Other Contingencies

The Company previously entered into a construction joint venture agreement to supply, install, and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters including compensation for extra work and delay to the project.

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in 2006. As of January 31, 2006, the Company had approximately $1.4 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only revenue to the extent of costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

G.	LONG-TERM DEBT

On November 10, 2005, we entered into a new facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement allows S&I the ability to issue bonds and enter into forward exchange contracts and currency options.

The Facility Agreement provides for 1) £15.0 million in bonds (approximately $26.0 million), 2) £1.5 million of forward exchange contracts and currency options (approximately $2.6 million) and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options.

On June 29, 2005, we entered into a new senior credit agreement (“Credit Agreement”) with a major domestic bank and certain other financial institutions which replaced our existing revolving line of credit. The Credit Agreement also replaced an existing letter of credit facility used to guarantee payment of our existing loan agreement that was funded with proceeds from tax-exempt industrial development revenue bonds. This expanded credit facility was put in place to partially fund the acquisition of and provide working capital support for S&I.

The Credit Agreement provides for a 1) $22.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $7.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $10.6 million) single advance term loan (“UK Term Loan”). The Credit Agreement contains customary affirmative and negative covenants and restricts our ability to pay dividends. The most restrictive covenant requires the Company to achieve certain operating results, as defined. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by the Company’s consolidated leverage ratio as defined within the Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $11.6 million for our outstanding letters of credit at January 31, 2006. There was £2.4 million, or approximately $4.2 million, outstanding under the UK revolver as of January 31, 2006, with interest rates ranging from 6.30% to 6.35%. No amounts were borrowed on the US Revolver. The US Revolver and the UK Revolver expire on June 30, 2008.

The UK Term Loan provides for borrowings of £6.0 million, or approximately $10.7 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $532,000, are due beginning March 31, 2006, with the final payment due on March 31, 2010. As of January 31, 2006, the full amount of the UK Term Loan was outstanding and the per annum interest rate was 6.35%.

Expenses associated with the issuance of the Credit Agreement are classified as deferred loan costs and totaled $501,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement (three years).

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC periodically changes in amount to equal the outstanding balance of the Bonds and terminates on October 25, 2006. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate is based on similar types of short-term municipal securities and was 3.12% per annum on January 31, 2006.

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

H.	BUSINESS SEGMENTS

We manage our business through operating subsidiaries, which are comprised of two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications, and data management systems to control and manage critical processes.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results and tangible assets of S&I are included in our Electrical Power Products business segment as of that date.

The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents, and marketable securities.

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Revenues:
Electrical Power Products	$76,642	$39,764
Process Control Systems	7,171	7,925

Total	$83,813	$47,689

Gross profit:
Electrical Power Products	$13,064	$5,232
Process Control Systems	1,713	1,727

Total	$14,777	$6,959

Income (loss) before income taxes and minority interest:
Electrical Power Products	$1,399	$(2,617)
Process Control Systems	361	255

Total	$1,760	$(2,362)

	January 31,	October 31,
	2006	2005
Identifiable tangible assets:
Electrical Power Products	$184,750	$172,544
Process Control Systems	11,256	10,762
Corporate	30,860	39,013

Total	$226,866	$222,319

In addition, the Electrical Power Products business segment had $203,000 and $203,000 of goodwill and $3,186,000 and $3,505,000 of intangible and other assets as of January 31, 2006, and October 31, 2005, respectively. Additionally, Corporate had $587,000 and $632,000 of deferred loan costs as of January 31, 2006, and October 31, 2005, respectively, which are not included in identifiable tangible assets above.

I.	CONSOLIDATION OF OPERATIONS

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. The majority of our consolidation changes related to severance and employee benefit expenses for involuntary terminations in 2004. During the first quarter of fiscal 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended October 31, 2005. In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.
Overview
We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear and Instrumentation Limited in the United Kingdom. The acquired business is referred to herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment. Financial information related to these business segments is included in Note H of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $36.1 million to $83.8 million in the first quarter of fiscal 2006 compared to first quarter 2005 revenues of $47.7 million. Revenues increased primarily due to general market recovery, concerted sales efforts in 2005 aimed at strengthening our backlog and the acquisition in early July 2005 of S&I. The acquisition of S&I added revenues of $12.6 million, all outside the United States, in the first quarter of fiscal 2006. For the three months ended January 31, 2006, domestic revenues increased by 46% to $61.4 million. International revenues were $22.4 million in the first quarter 2006 compared to $5.7 million in the same quarter of the prior year. Revenues outside the United States accounted for 27% of consolidated revenues in the first quarter of fiscal 2006 compared to 12% in the first quarter of fiscal 2005; the increase is primarily due to the acquisition of S&I.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $76.6 million in the first quarter of 2006, which includes revenues of $12.6 million from the acquisition of S&I, compared to $39.8 million for the same time period of the previous year. During the first quarter of fiscal 2006, revenues in all our major markets strengthened compared to the same period of the prior year. In the first quarter of fiscal 2006, revenues from public and private utilities were approximately $22.7 million, an increase of $7.4 million compared to the first quarter of fiscal 2005. Revenues from industrial customers totaled $46.9 million in the first quarter of fiscal 2006 compared to $20.4 million in the same period of the prior year. Municipal and transit projects generated revenues of $7.0 million in the first quarter of fiscal 2006 compared to $4.0 million in the same period a year ago.
The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 17.0% in the first quarter of fiscal 2006, compared to 13.2% in the first quarter of fiscal 2005. Excluding the S&I acquisition, segment gross profit would have been 16.3% in the first quarter of fiscal 2006. This increase in gross profit resulted from improved pricing and operating efficiencies resulting from increased volume. Material costs increased approximately $0.2 million in the first quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper. Gross profit in the first quarter of 2005 was adversely impacted by one-time expenses of $0.6 million associated with our decision to close our Greenville, Texas and Elyria, Ohio facilities. These expenses included employee severance, training, and equipment relocation costs.

Process Control Systems
Revenues in our Process Control Systems segment decreased to $7.2 million in the first quarter of fiscal 2006 from $7.9 million for the same period of the prior year. The decrease in revenue is attributable to a decrease in the proportion of subcontracted installation activities.
Segment gross profit, as a percentage of revenues, improved to 23.9% in the first quarter of fiscal 2006 compared to 21.8% in the same quarter of the prior year. This increase in gross profit margin can be attributed to improved job performance on certain projects nearing completion.
For additional information related to our business segments, see Note H of the Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General, and Administrative Expenses
Consolidated selling, general, and administrative expenses decreased to 15.5% of revenues compared to 20.0% of revenues in the same period of last year. Selling, general, and administrative expenses were $13.0 million, an increase of $3.5 million over the same period last year, of which the S&I acquisition accounted for $2.1 million of the increase. In the first quarter of fiscal 2006, we adopted SFAS 123 (Revised 2004), Share-Based Payments which required us to expense the estimated compensation related to stock options. The adoption of this new standard increased selling and administrative expense by approximately $0.4 million in the first quarter of fiscal 2006. The remainder of this increase of $1.0 million is primarily attributable to increased legal and professional fees, as well as salaries and commissions which are consistent with the increase in revenues. Additionally, we recorded approximately $0.2 million in proceeds from a life insurance policy in the first quarter of fiscal 2006.
Interest Income and Expense
Interest expense was approximately $0.3 million in the first quarter of fiscal 2006, an increase of approximately $0.3 million compared to the same period in fiscal 2005. This increase in interest expense is primarily due to additional debt incurred to partially finance the acquisition of S&I and interest payments to state taxing authorities.
Interest income was $0.3 million in both the first quarter of 2006 and 2005.
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 36.9% in the first quarter of fiscal 2006 compared to (39.1%) in the first quarter of fiscal 2005. Our effective tax rate for the first quarter of fiscal 2006 was reduced as a result of income generated in the United Kingdom which has a lower statutory rate than the United States. Our effective tax rate is generally higher than statutory rates because of the effects of certain expenses that are not deductible for tax purposes, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate. During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect will be to permit us to claim a deduction of 3% of earnings related to certain manufacturing and construction related activities. This deduction may decrease our effective tax rate as a result of our implementation of this new tax law.
Net Income
In the first quarter of 2006, we generated net income of $1.1 million, or $0.10 per diluted share, compared to a net loss of $1.4 million, or $0.13 per diluted share, in the first quarter of fiscal 2005. Increased gross profits in our Electrical Power Products business segment offset higher selling, general and administrative expenses.
Backlog
The order backlog on January 31, 2006, was $286.5 million, compared to $259.0 million at fiscal year end 2005 and $146.6 million at the end of the first quarter one year ago. New orders placed during the first quarter of 2006 totaled $111.3 million compared to $60.1 million in the same period one year ago.

Liquidity and Capital Resources
Working capital was $106.4 million at January 31, 2006, compared to $103.4 million at October 31, 2005. As of January 31, 2006, current assets exceeded current liabilities by 2.7 times and our debt to capitalization ratio was 12.8%.
As of January 31, 2006, we had cash, cash equivalents, and marketable securities of $27.0 million compared to $33.0 million as of October 31, 2005. Long-term debt and capital lease obligations, net of current maturities, totaled $18.8 million at January 31, 2006, compared to $19.4 million at October 31, 2005. In addition to our long-term debt, we have a $22.0 million revolving credit agreement in the United States and £4.0 million (approximately $7.0 million) revolving credit agreement in the United Kingdom expiring June 2008. As of January 31, 2006, there was £2.4 million, or approximately $4.2 million, outstanding under the UK revolver. No amounts were borrowed on the US Revolver as of January 31, 2006. We were in compliance with all debt covenants as of January 31, 2006.
Operating Activities
For the three months ended January 31, 2006, and 2005, cash used in operating activities was $4.9 million and $12.0 million, respectively. This reduction in cash was principally used to fund growth in inventories and costs related to projects which cannot be billed under the contract terms.
Investing Activities
Cash used for the purchase of property, plant, and equipment during the three months ended January 31, 2006, was $1.2 million compared to $1.5 million for the same period of the prior year. The majority of our 2006 capital expenditures were used to implement our new ERP system which is expected to be completed by the end of fiscal 2006. A year ago, the majority of our capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms.
Cash used to purchase short-term auction rate securities during the three months ended January 31, 2006, was $2.0 million compared to proceeds from the sale of short-term auction rate securities of $7.6 million for the three months ended January 31, 2005.
Financing Activities
Financing activities provided $0.1 million for the three months ended January 31, 2006, compared to $0.1 million in the same period a year ago. The primary source of cash from financing activities in both periods was proceeds from the exercise of stock options.
Outlook
We expect our principal markets to remain steady throughout the balance of 2006. Customer inquiries, or requests for proposals have steadily strengthened during the second half of fiscal 2005 and on into 2006. One of the positive trends we have experienced is an increase in new order activity. New orders in the first quarter of 2006 totaled $111.3 million compared to $60.1 million in the same period one year ago. We are cautiously optimistic that we will continue to experience a strong level of bookings throughout fiscal 2006.
In our Electrical Power Products segment, new orders in the first quarter of 2006 totaled $109.0 million compared to $55.5 million in the same period one year ago. We believe that our increased volume and continued focus on cost containment should reduce the impact of increased raw material costs such as copper and aluminum. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we are well-positioned to take advantage of improving economic conditions.
We anticipate that we may need to continue to reinvest a portion of our cash in operating working capital for the remainder of fiscal 2006. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments, and possible future acquisitions for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
We are subject to market risk resulting from changes in interest rates related to our outstanding debt and investments in marketable debt securities. Regarding our various debt instruments outstanding at January 31, 2006, and October 31, 2005, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of less than $200,000. Our investments in marketable debt securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses reported in other comprehensive income. Changes in interest rates will affect the fair value of the marketable securities as reported. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2006 or 2005. We continue to experience significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2005 and the first three months of fiscal 2006. Fluctuations in commodity prices may have a material near-term effect on our future earnings and cash flows.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company previously entered into a construction joint venture agreement to supply, install, and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters including compensation for extra work and delay to the project.
The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in 2006. As of January 31, 2006, the Company had approximately $1.4 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits

3.1 —	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 —	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1 —	First Amendment to Credit Agreement dated November 7, 2005, among Powell Industries, Inc.; Inhoco 3210 Limited (n/k/a Switchgear and Instrumentation Limited); Switchgear & Instrumentation Properties Limited; Bank of America, N.A.; and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

*10.2 —	Second Amendment to Credit Agreement dated January 11, 2006, among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POWELL INDUSTRIES, INC.
Registrant

March 9, 2006 Date	/s/ THOMAS W. POWELL

Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

March 9, 2006 Date	/s/ DON R. MADISON

Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Title
3.1 —
Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004, (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 —	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1 —
First Amendment to Credit Agreement dated November 7, 2005, among Powell Industries, Inc.; Inhoco 3210 Limited (n/k/a Switchgear and Instrumentation Limited); Switchgear & Instrumentation Properties Limited; Bank of America, N.A.; and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

*10.2 —
Second Amendment to Credit Agreement dated January 11, 2006, among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 —	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.