Form 10-Q
period 2006-04-30
POWELL INDUSTRIES INC
filed 2006-06-08
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006.
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 001-12488
POWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)
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
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $.01 per share; 10,878,546 shares outstanding as of June 6, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended April 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30,	October 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$17,189	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $756 and $567, respectively	83,369	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	43,545	35,328
Inventories, net	26,051	21,616
Income taxes receivable	213	507
Deferred income taxes	798	1,836
Prepaid expenses and other current assets	5,631	4,461

Total Current Assets	176,796	162,177
Property, plant and equipment, net	55,589	55,678
Goodwill	203	203
Intangible assets, net	3,163	3,505
Other assets	4,004	5,096

Total Assets	$239,755	$226,659

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,560	$2,095
Income taxes payable	2,886	1,185
Accounts payable	22,253	22,104
Accrued salaries, bonuses and commissions	9,668	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	18,275	15,742
Accrued product warranty	3,337	1,836
Other accrued expenses	6,708	5,957

Total Current Liabilities	66,687	58,739
Long-term debt and capital lease obligations, net of current maturities	17,783	19,436
Deferred compensation	1,727	1,918
Other liabilities	1,661	1,871

Total Liabilities	87,858	81,964

Commitments and contingencies (Note G)

Minority interest	296	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,876,186 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	11,182	10,252
Retained earnings	141,908	136,670
Treasury stock, 125,547 and 152,455 shares, respectively, at cost	(1,032)	(1,417)
Accumulated other comprehensive income (loss)	483	(11)
Deferred compensation	(1,050)	(1,190)

Total Stockholders’ Equity	151,601	144,414

Total Liabilities and Stockholders’ Equity	$239,755	$226,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues	$98,431	$58,914	$182,244	$106,603
Cost of goods sold	77,688	50,472	146,724	91,202

Gross profit	20,743	8,442	35,520	15,401
Selling, general and administrative expenses	13,851	9,353	26,835	18,874

Income (loss) before interest, income taxes and minority interest	6,892	(911)	8,685	(3,473)
Interest expense	326	139	661	216
Interest income	(237)	(317)	(539)	(594)

Income (loss) before income taxes and minority interest	6,803	(733)	8,563	(3,095)
Income tax provision (benefit)	2,661	(451)	3,310	(1,375)
Minority interest in net income (loss)	(3)	13	15	1

Net income (loss)	$4,145	$(295)	$5,238	$(1,721)

Net earnings (loss) per common share:
Basic	$0.38	$(0.03)	$0.48	$(0.16)

Diluted	$0.37	$(0.03)	$0.47	$(0.16)

Weighted average shares:
Basic	10,865	10,763	10,859	10,750

Diluted	11,110	10,763	11,061	10,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended April 30,
	2006		2005
Operating Activities:
Net income (loss)		$5,238	$(1,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		3,463	2,042
Amortization of unearned restricted stock		103	—
Bad debt expense		186	65
Loss (gain) on disposition of assets		43	(21)
Deferred income taxes		767	(988)
Stock-based compensation		735	—
Other		32	34
Changes in operating assets and liabilities:
Accounts receivable, net		(17,758)	(6,144)
Costs and estimated earnings in excess of billings on uncompleted contracts		(8,113)	(9,029)
Inventories		(4,325)	(4,389)
Prepaid expenses and other current assets		(861)	(1,812)
Other assets		1,002	(83)
Accounts payable and income taxes payable		1,671	3,040
Accrued liabilities		2,038	(3,154)
Billings in excess of costs and estimated earnings on uncompleted contracts		2,494	1,636
Deferred compensation		(153)	263
Other liabilities		61	47

Net cash used in operating activities		(13,377)	(20,214)

Investing Activities:
Proceeds from sale of fixed assets		29	46
Purchases of property, plant and equipment		(2,645)	(2,061)
Proceeds from sale of short-term auction rate securities		8,200	18,760
Purchases of short-term auction rate securities		—	(5,000)

Net cash provided by investing activities		5,584	11,745

Financing Activities:
Borrowings on U.S. revolving line of credit		3,265	2,089
Payments on U.S. revolving line of credit		(3,265)	(2,089)
Payments on UK revolving line of credit		(913)	—
Payments on UK term loan		(548)	—
Proceeds from short-term financing		897	—
Payments on capital lease obligations		(54)	—
Tax benefit from exercise of stock options		86	—
Proceeds from exercise of stock options		176	444

Net cash (used in) provided by financing activities		(356)	444

Net decrease in cash and cash equivalents		(8,149)	(8,025)
Effect of exchange rate changes on cash and cash equivalents		494	—
Cash and cash equivalents at beginning of period		24,844	8,974

Cash and cash equivalents at end of period		$17,189	$949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$562	$212

Income taxes		$419	$478

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $0 and $17 income taxes, respectively	$	---	$28

Receivable for stock options exercised		$164	$—

Issuance of common stock for deferred directors’ fees		$24	$14

Restricted stock grants		$153	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

We develop, design, manufacture and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear and Instrumentation Limited in the United Kingdom. The acquired business is referred to herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment. Financial information related to these business segments is included in Note H herein.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (“we,” “us,” “our,” “Powell,” or the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2005. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of our financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available, or operating environments change. Actual results may differ from our estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, legal accruals, the allowance for doubtful accounts, self-insurance, warranty accruals and postretirement benefit obligations.

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

Stock-Based Compensation

In the first quarter of fiscal 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. The effect of adoption of the new standard in the first quarter of 2006, related to stock options and restricted stock plans, was an additional expense of $0.4 million pretax, or $0.2 million after tax ($0.02 per share, basic and diluted) for the second quarter of 2006 and $0.8 million pretax, or $0.5 million after tax ($0.05 per share, basic and diluted) for the first six months of fiscal 2006. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in the second quarter of 2006 was not material. At April 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested stock options. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. In addition, at April 30, 2006, there was $0.1 million of total unrecognized compensation cost related to restricted stock. This compensation is expected to be recognized over a period of less than two years.

Under SFAS No. 123R, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we will apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

The following table presents the pro forma effect on net loss and loss per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R during the three and six month period ended April 30, 2005 (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Net loss as reported	$(295)	$(1,721)
Less: Stock option compensation expense, net of taxes	(101)	(297)

Net loss pro forma	$(396)	$(2,018)

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Net loss per share:
Basic and diluted, as reported	$(0.03)	$(0.16)

Basic and diluted, pro forma	$(0.04)	$(0.19)

Stock option activity for the six months ended April 30, 2006 is as follows:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at October 31, 2005	908,690
Granted	—
Exercised	25,440
Forfeited	—

Outstanding at April 30, 2006	883,250	$16.45	4.07	$4,059

Exercisable at April 30, 2006	445,530	$15.67	2.49	$2,386

The Company has the following stock-based compensation plans:
The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The number of shares available for issuance under the 1992 Plan is 2.7 million shares. There were no stock grants during the first or second quarter of fiscal 2006. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share.
The 2000 Non-Employee Director Stock Option Plan, as amended, was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Annually, each eligible Director received a grant of an option to purchase 2,000 shares of our common stock. Stock options granted to the Directors were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and fully vested one year from the grant date. The Compensation Committee has no plans to grant any further options under the 2000 Non-Employee Director Stock Option Plan currently in place and plans to terminate the 2000 Non-Employee Director Stock Option Plan after all outstanding options granted under it have been exercised or have expired.
The Non-Employee Director Restricted Stock Plan (the “Restricted Stock Plan”) was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually each eligible director will receive 2,000 shares of restricted stock on the date of the regular Board of Directors meeting in June. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock or any combination thereof. The restricted stock grants vest 50 percent per year over a two year period on each anniversary of the grant date. Unless sooner terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on available-for-sale marketable securities and currency translation adjustments in foreign consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income, financial position or cash flows.

B.	ACQUISITION

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited. We refer to the acquired business herein as “S&I.” S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of our overall strategy to increase our international presence. S&I affords us the opportunity to serve our customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in engineered-to-order solutions. S&I is a supplier of medium- and low-voltage switchgear, intelligent motor control systems, and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from existing cash and investments and the balance was provided from the UK Term Loan (as defined in Note F herein). The results of operations of S&I are included in our Condensed Consolidated Financial Statements from July 4, 2005. The Condensed Consolidated Balance Sheets include an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value.

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

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005

Revenues	$75,973	$140,089
Net loss	$(21)	$(1,212)
Net loss per common share:
Basic	$—	$(0.11)
Diluted	$—	$(0.11)
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

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$4,145	$(295)	$5,238	$(1,721)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	10,865	10,763	10,859	10,750
Dilutive effect of stock options	245	—	202	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares with assumed conversions	11,110	10,763	11,061	10,750

Net earnings (loss) per share:
Basic	$0.38	$(0.03)	$0.48	$(0.16)

Diluted	$0.37	$(0.03)	$0.47	$(0.16)

For the three and six months ended April 30, 2006, options to purchase approximately 24,000 shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock. We had a net loss for the three and six months ended April 30, 2005; accordingly, the inclusion of common stock equivalents for outstanding stock options would be antidilutive and, therefore the weighted average shares used to calculate both basic and diluted loss per share are the same.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$665	$674	$567	$617
Adjustments to the allowance	83	4	181	65
Deductions for uncollectible accounts written off, net of recoveries	5	—	5	(4)
Increase due to foreign currency translation	3	—	3	—

Balance at end of period	$756	$678	$756	$678

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,103	$1,388	$1,836	$1,545
Adjustments to the accrual	1,644	350	2,371	637
Deductions for warranty charges	(436)	(365)	(896)	(809)
Increase due to foreign currency translation	26	—	26	—

Balance at end of period	$3,337	$1,373	$3,337	$1,373

For the three and six months ended April 30, 2006, our warranty accrual includes approximately $0.8 million for estimated costs related to the resolution of a specific product performance issue that was identified in the second quarter of 2006.

Inventories

The components of inventories are summarized below (in thousands):

	April 30,	October 31,
	2006	2005
Raw materials, parts and subassemblies	$14,621	$12,794
Work-in-progress	11,430	8,822

Total Inventories	$26,051	$21,616

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	April 30,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$257,222	$293,741
Estimated earnings	57,745	55,360

	314,967	349,101
Less: Billings to date	289,697	329,515

	$25,270	$19,586

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$43,545	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,275)	(15,742)

	$25,270	$19,586

E.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended April 30, 2006 and 2005, is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net income (loss)	$4,145	$(295)	$5,238	$(1,721)
Other comprehensive income, net of tax Unrealized loss on marketable securities	—	(17)	—	(28)
Unrealized gain (loss) on foreign currency translation	468	—	481	(19)

Comprehensive income (loss)	$4,613	$(312)	$5,719	$(1,768)

F.	LONG-TERM DEBT

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

The Credit Agreement provides for a 1) $22.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $7.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $10.6 million) single advance term loan (“UK Term Loan”). The Credit Agreement contains customary affirmative and negative covenants and restricts our ability to pay dividends. In addition, there are various restrictive covenants pertaining to maintenance of net worth and certain financial ratios. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $11.9 million for our outstanding letters of credit at April 30, 2006. There was £1.9 million, or approximately $3.5 million, outstanding under the UK revolver as of April 30, 2006, with interest rates ranging from 6.35% to 6.39%. No amounts were borrowed on the US Revolver. The US Revolver and the UK Revolver expire on June 30, 2008.

The UK Term Loan is a single advance term loan of £6.0 million, or approximately $10.7 million, used for financing the acquisition of S&I. Approximately £5.0 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $532,000, began March 31, 2006, with the final payment due on March 31, 2010. As of April 30, 2006, £5.7 million, or approximately $10.4 million of the UK Term Loan was outstanding and the per annum interest rate was 6.38%.

Expenses associated with the issuance of the Credit Agreement are classified as deferred loan costs and totaled $501,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement (three years).

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. At April 30, 2006, approximately $6.4 million was outstanding on the bonds and the interest rate is based on similar types of short-term municipal securities and was 3.9% per annum on April 30, 2006.

We are currently engaged in an audit with the Internal Revenue Service (“IRS”) related to our tax exempt industrial development revenue bonds. We have furnished the IRS various materials which have been requested by the IRS in connection with the audit. The IRS is reviewing these materials and has not yet informed us as to their conclusions.

Some machinery and equipment used in our manufacturing facilities was financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

G.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $12.5 million as of April 30, 2006. We also had performance bonds totaling approximately $143.8 million outstanding at April 30, 2006.

In November 2005, we entered into a new facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £15.0 million in bonds (approximately $26.0 million), 2) £1.5 million of forward exchange contracts and currency options (approximately $2.6 million), and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options. At April 30, 2006, we had outstanding bonds of £0.8 million, or approximately $1.4 million.

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

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in 2006. As of April 30, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only revenue to the extent of costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

See Note F for discussion related to our tax exempt industrial development revenue bonds.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues:
Electrical Power Products	$91,875	$48,384	$168,517	$88,148
Process Control Systems	6,556	10,530	13,727	18,455

Total	$98,431	$58,914	$182,244	$106,603

Gross profit:
Electrical Power Products	$18,782	$5,950	$31,846	$11,182
Process Control Systems	1,961	2,492	3,674	4,219

Total	$20,743	$8,442	$35,520	$15,401

Income (loss) before income taxes and minority interest:
Electrical Power Products	$6,438	$(1,518)	$7,837	$(4,134)
Process Control Systems	365	785	726	1,039

Total	$6,803	$(733)	$8,563	$(3,095)

	April 30,	October 31,
	2006	2005
Identifiable tangible assets:
Electrical Power Products	$205,439	$172,544
Process Control Systems	12,213	10,762
Corporate	18,031	39,013

Total	$235,683	$222,319

In addition, the Electrical Power Products business segment had $203,000 and $203,000 of goodwill and $3,163,000 and $3,505,000 of intangible and other assets as of April 30, 2006 and October 31, 2005, respectively. Additionally, Corporate had $706,000 and $632,000 of deferred loan costs and other assets as of April 30, 2006 and October 31, 2005, respectively, which are not included in identifiable tangible assets above.

I.	CONSOLIDATION OF OPERATIONS

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. The majority of our consolidation changes related to severance and employee benefit expenses for involuntary terminations in 2004. During the first six months of fiscal 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Condensed Consolidated Statements of Operations.

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
Overview
We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear and Instrumentation Limited in the United Kingdom. The acquired business is referred to herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment as of July 4, 2005. Financial information related to these business segments is included in Note H of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $39.5 million to $98.4 million in the second quarter of fiscal 2006 compared to second quarter 2005 revenues of $58.9 million. Revenues increased primarily due to general market recovery, concerted sales efforts in 2005 aimed at strengthening our backlog and the acquisition in early July 2005 of S&I. The acquisition of S&I added revenues of $14.3 million, all outside the United States (“International”), in the second quarter of fiscal 2006. For the three months ended April 30, 2006, domestic revenues increased by 37% to $67.4 million. Total International revenues were $31.0 million in the second quarter 2006 compared to $9.7 million in the same quarter of the prior year. International revenues accounted for 32% of consolidated revenues in the second quarter of fiscal 2006 compared to 16% in the second quarter of fiscal 2005; the increase was primarily due to the acquisition of S&I. Gross profit for the second quarter of 2006 decreased by approximately $0.8 million for estimated costs related to the resolution of a specific product performance issue.
For the six months ended April 30, 2006, consolidated revenues increased $75.6 million to $182.2 million compared to the six months ended April 30, 2005 of $106.6 million. The acquisition of S&I added revenues of $26.9 million, all International, in the first six months of fiscal 2006. Domestic revenues for the first six months of fiscal 2006 were $128.8 million compared to $91.2 million for the first six months of fiscal 2005. Total International revenues were $53.4 million for the first six months of fiscal 2006 compared to $15.4 million for the same period of last year. For the six months ended April 30, 2006, International revenue accounted for 29% of consolidated revenues compared to 14% for the same period a year ago; the increase was primarily due to the acquisition of S&I. Gross profit for the first six months of fiscal 2006 decreased by approximately $0.8 million for estimated costs related to the resolution of a specific product performance issue.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $91.9 million in the second quarter of 2006, which includes revenues of $14.3 million from the acquisition of S&I, compared to $48.4 million for the same period of the previous year. During the second quarter of fiscal 2006, revenues in all our major markets strengthened compared to the same period of the prior year. In the second quarter of fiscal 2006, revenues from public and private utilities were approximately $33.8 million, an increase of $6.2 million compared to the second quarter of fiscal 2005. Revenues from industrial customers totaled $50.0 million in the second quarter of fiscal 2006 compared to $19.0 million in the same period of the prior year. Municipal and transit projects generated revenues of $8.1 million in the second quarter of fiscal 2006 compared to $1.8 million in the same period a year ago.

For the six months ended April 30, 2006, this segment recorded revenues of $168.5 million, which includes revenues of $26.9 million from the acquisition of S&I, compared to $88.1 million for the first six months of fiscal 2005. Utility revenues totaled $56.5 million, an increase of approximately 32% over prior year. Industrial revenues were $96.9 million compared to $39.5 million a year ago and revenues from municipal and transit projects totaled $15.1 million compared to $5.8 million for the same period of last year.
The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 20.4% in the second quarter of fiscal 2006, compared to 12.3% in the second quarter of fiscal 2005. Excluding the S&I acquisition, segment gross profit would have been 19.1% in the second quarter of fiscal 2006. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Material costs increased approximately $0.6 million in the second quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper.
For the six months ended April 30, 2006, gross profit as a percentage of revenues increased to 18.9% from 12.7% in the first six months of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 0.8%, or $0.7 million, during the first six months of 2006 compared to the same period a year ago primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during the first six months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line.
Process Control Systems
Revenues in our Process Control Systems segment decreased to $6.6 million in the second quarter of fiscal 2006 from $10.5 million for the same period of the prior year. For the six months ended April 30, 2006, segment revenues decreased to $13.7 million compared to $18.5 million in the same period last year. These decreases in revenue are attributable to a decrease in the proportion of subcontracted installation activities.
Segment gross profit decreased to $2.0 million compared to $2.5 million in the second quarter of 2005. For the six months ended April 30, 2006, segment gross profit decreased to $3.7 million compared to $4.2 million in the same period last year.
For additional information related to our business segments, see Note H of the Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General, and Administrative Expenses
Consolidated selling, general, and administrative expenses decreased to 14.1% of revenues in the second quarter of 2006 compared to 15.9% of revenues in the same period of last year. Selling, general, and administrative expenses were $13.9 million, an increase of $4.5 million over the same period last year, of which the operating activities of S&I accounted for $2.4 million of the increase. In the first quarter of fiscal 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No.123R), which required us to expense the estimated compensation related to stock options. The adoption of this new standard increased selling, general, and administrative expenses by approximately $0.3 million in the second quarter of fiscal 2006. The remainder of this increase of $1.8 million is primarily attributable to increased legal and professional fees, as well as salaries, incentives and commissions which are consistent with the increase in revenues.
Consolidated selling, general and administrative expenses decreased to 14.7% of revenues in the first six months of fiscal 2006 compared to 17.7% of revenues in the same period of last year. Selling, general and administrative expenses were $26.8 million, an increase of $7.9 million over the same period last year, of which the operating activities of S&I accounted for $4.5 million of the increase. For the six months ended April 30, 2006, research and development expenditures were $2.2 million compared to $1.2 million in the first six months of fiscal 2005. The adoption of SFAS No.123R increased selling, general, and administrative expenses by approximately $0.7 million in the first six months of fiscal 2006. Commission expenses for manufacturing sales representatives, as well as direct sales expenses increased by approximately $0.1 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Accounting and auditing expenses increased by $0.5 million in the first six months of fiscal 2006 compared to the same period of fiscal 2005 primarily due to costs incurred for compliance with the Sarbanes-Oxley Act and related regulations.

Interest Income and Expense
Interest expense was approximately $0.3 million in the second quarter of fiscal 2006, an increase of approximately $0.2 million compared to the same period in fiscal 2005. The increase in interest expense is primarily due to additional debt incurred to partially finance the acquisition of S&I and interest payments to state taxing authorities.
Interest income was $0.2 million in the second quarter of 2006 compared to $0.3 million in the second quarter of 2005. For the six months ended April 30, 2006, interest income was $0.5 million compared to $0.6 million in the same period of last year.
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 39.1% in the second quarter of fiscal 2006 compared to a tax benefit of (61.5%) in the second quarter of fiscal 2005 and an effective rate of 38.7% in the first six months of fiscal 2006 compared to a tax benefit of (44.4%) in the first six months of fiscal 2005. While our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States, certain expenses are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate. During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect will be to permit us to claim a deduction of 3% of earnings related to certain manufacturing and construction related activities. This deduction may decrease our effective tax rate as a result of our implementation of this new tax law.
Net Income
In the second quarter of 2006, we generated net income of $4.1 million, or $0.37 per diluted share, compared to a net loss of ($0.3) million, or ($0.03) per diluted share, in the second quarter of fiscal 2005. For the six months ended April 30, 2006, we recorded net income of $5.2 million, or $0.47 per diluted share, compared to a net loss of ($1.7) million, or ($0.16) per diluted share for the first six months of 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of the S&I acquisition, have improved net income in 2006 compared to the same periods a year ago.
Backlog
The order backlog on April 30, 2006 was $269.2 million, compared to $259.0 million at fiscal year end 2005 and $161.4 million at the end of the second quarter one year ago. New orders placed during the second quarter of 2006 totaled $81.1 million compared to $73.6 million in the same period one year ago.

Liquidity and Capital Resources
Working capital was $110.1 million at April 30, 2006, compared to $103.4 million at October 31, 2005. As of April 30, 2006, current assets exceeded current liabilities by 2.7 times and our debt to capitalization ratio was 12.3%.
As of April 30, 2006, we had cash, cash equivalents, and marketable securities of $17.2 million compared to $33.0 million as of October 31, 2005. Long-term debt and capital lease obligations, net of current maturities, totaled $17.8 million at April 30, 2006, compared to $19.4 million at October 31, 2005. In addition to our long-term debt, we have a $22.0 million revolving credit agreement in the United States and £4.0 million (approximately $7.0 million) revolving credit agreement in the United Kingdom expiring June 2008. As of April 30, 2006, there was £1.9 million, or approximately $3.5 million, outstanding under the UK revolver (as defined in Note F to Condensed Consolidated Financial Statements). No amounts were borrowed on the US Revolver as of April 30, 2006. We were in compliance with all debt covenants as of April 30, 2006.
As of April 30, 2006, we had $10.1 million available on the US Revolver and £2.1 million, or approximately $3.8 million, available on the UK Revolver.
Operating Activities
For the six months ended April 30, 2006 and 2005, cash used in operating activities was $13.4 million and $20.2 million, respectively. Cash was principally used to fund growth in inventories and costs related to projects which cannot be billed under the contract terms, as well as an overall increase in accounts receivable of $17.8 million.
Investing Activities
Cash used for the purchase of property, plant, and equipment during the six months ended April 30, 2006, was $2.6 million compared to $2.1 million for the same period of the prior year. The majority of our 2006 capital expenditures were used to implement our new Enterprise Resource Planning System (“ERP System”), which is expected to be completed by the end of calendar year 2006 in the United States and early in calendar year 2007 at S&I. A year ago, the majority of our capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms.
Proceeds from the sale of short-term auction rate securities for the six months ended April 30, 2006 and 2005 was $8.2 million and $18.8 million, respectively.
Financing Activities
Cash used in financing activities was $0.4 million for the six months ended April 30, 2006 compared to cash provided by financing activities of $0.4 million in the same period a year ago. The primary use of cash for the six months ended April 30, 2006 was to repay approximately $1.5 million of UK debt, offset in part by, proceeds from stock options and proceeds from a short-term financing agreement associated with the implementation of our new ERP system.
Outlook
We expect our principal markets to remain steady throughout the balance of 2006 and into 2007. Customer inquiries, or requests for proposals have steadily strengthened during the second half of fiscal 2005 and into 2006. One of the positive trends we have experienced is an increase in new order activity. New orders in the second quarter of 2006 totaled $81.1 million compared to $73.6 million in the same period one year ago. We are cautiously optimistic that we will continue to experience a strong level of bookings throughout fiscal 2006.
In our Electrical Power Products segment, new orders in the second quarter of 2006 totaled $78.5 million compared to $62.1 million in the same period one year ago. We believe that improved market pricing and increased volume along with our continued focus on cost containment should reduce the impact of increased raw material costs such as copper and aluminum. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we are well positioned to take advantage of improved economic conditions.
We anticipate that we may need to continue to reinvest a portion of our cash in operating working capital for the remainder of fiscal 2006 due to increased business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments, and possible future acquisitions for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rate in effect at the end of the period reported. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity, in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our condensed consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.
We are subject to market risk resulting from changes in interest rates related to our outstanding debt. Regarding our various debt instruments outstanding at April 30, 2006 and October 31, 2005, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $200,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in fiscal years 2006 or 2005. We continue to experience significant price pressures with some of our key raw materials. Competitive market pressures limited our ability to pass these cost increases to our customers, thus eroding our earnings in 2005. While improved market prices have allowed us to offset these cost increases, the long-term nature of our contracts expose us to cost increases which may negatively impact our profit on a particular contract. Fluctuations in commodity prices could have a material effect on our future earnings and cash flows.
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

PART II — OTHER INFORMATION
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
The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in 2006 in Alameda County Superior Court, State of California. As of April 30, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on March 31, 2006, James F. Clark, Stephen W. Seale, Jr. and Robert C. Tranchon were elected directors of the Company with terms ending in 2009. The directors continuing in office after the meeting are Joseph L. Becherer, Eugene L. Butler, Thomas W. Powell and Ronald J. Wolny. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Non-Votes
James F. Clark	9,922,559	—	41,005	—	—
Stephen W. Seale, Jr.	9,855,290	—	108,274	—	—
Robert C. Tranchon	9,854,214	—	109,350	—	—
Item 6. Exhibits

3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 -	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWELL INDUSTRIES, INC.
Registrant

June 8, 2006	/s/ THOMAS W. POWELL

Date	Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

June 8, 2006	/s/ DON R. MADISON

Date	Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Title
3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004, (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 -	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.