Form 10-Q
period 2006-07-31
POWELL INDUSTRIES INC
filed 2006-09-11
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2006.
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
          Common Stock, par value $.01 per share; 10,909,946 shares outstanding as of September 6, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended July 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31,	October 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$27,833	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $825 and $567, respectively	84,549	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	39,767	35,328
Inventories, net	30,295	21,616
Income taxes receivable	44	507
Deferred income taxes	643	1,836
Prepaid expenses and other current assets	2,776	4,461

Total Current Assets	185,907	162,177
Property, plant and equipment, net	56,591	55,678
Goodwill	203	203
Intangible assets, net	4,625	3,505
Other assets	6,144	5,096

Total Assets	$253,470	$226,659

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,415	$2,095
Income taxes payable	4,086	1,185
Accounts payable	31,214	22,104
Accrued salaries, bonuses and commissions	12,367	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	15,537	15,742
Accrued product warranty	3,384	1,836
Other accrued expenses	7,549	5,957

Total Current Liabilities	77,552	58,739
Long-term debt and capital lease obligations, net of current maturities	17,450	19,436
Deferred compensation	1,733	1,918
Other liabilities	1,526	1,871

Total Liabilities	98,261	81,964

Commitments and contingencies (Note G)

Minority interest	303	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,907,546 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	12,510	10,252
Retained earnings	143,665	136,670
Treasury stock, 94,187 and 152,455 shares, respectively, at cost	(847)	(1,417)
Accumulated other comprehensive income (loss)	432	(11)
Deferred compensation	(964)	(1,190)

Total Stockholders’ Equity	154,906	144,414

Total Liabilities and Stockholders’ Equity	$253,470	$226,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues	$104,021	$66,915	$286,265	$173,518

Cost of goods sold	84,928	54,354	231,652	145,556

Gross profit	19,093	12,561	54,613	27,962

Selling, general and administrative expenses	15,705	9,887	42,540	28,761

Income (loss) before interest, income taxes and minority interest	3,388	2,674	12,073	(799)

Interest expense	476	130	1,137	346

Interest income	(197)	(289)	(736)	(883)

Income (loss) before income taxes and minority interest	3,109	2,833	11,672	(262)

Income tax provision (benefit)	1,345	695	4,655	(680)

Minority interest in net income	7	6	22	7

Net income	$1,757	$2,132	$6,995	$411

Net earnings per common share:

Basic	$0.16	$0.20	$0.64	$0.04

Diluted	$0.16	$0.19	$0.63	$0.04

Weighted average shares:

Basic	10,888	10,775	10,869	10,757

Diluted	11,140	10,939	11,090	10,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended July 31,
	2006	2005
Operating Activities:
Net income	$6,995	$411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,906	3,244
Amortization of unearned restricted stock	138	91
Stock-based compensation	1,841	—
Bad debt expense	254	30
Loss (gain) on disposition of assets	79	(21)
Net realized gain on available-for-sale securities	—	(28)
Deferred income taxes	(991)	(1,048)
Other	22	149
Changes in operating assets and liabilities:
Accounts receivable, net	(18,681)	(19,961)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,238)	(5,680)
Inventories	(8,490)	(3,359)
Prepaid expenses and other current assets	2,174	(2,762)
Other assets	573	68
Accounts payable and income taxes payable	11,690	(770)
Accrued liabilities	5,578	128
Billings in excess of costs and estimated earnings on uncompleted contracts	(302)	1,473
Deferred compensation	(60)	351
Other liabilities	85	(37)

Net cash provided by (used in) operating activities	1,573	(27,721)

Investing Activities:
Proceeds from sale of fixed assets	29	46
Proceeds from maturities and sales of available-for-sale securities	—	3,817
Purchases of property, plant and equipment	(4,803)	(3,226)
Proceeds from sale of short-term auction rate securities	8,200	43,060
Purchases of short-term auction rate securities	—	(5,000)
Acquisition of S&I	—	(18,460)
Acquisition of UMS	(1,524)	—

Net cash provided by investing activities	1,902	20,237

Financing Activities:
Borrowings on U.S. revolving line of credit	3,791	5,905
Payments on U.S. revolving line of credit	(3,791)	(5,905)
Borrowings on UK term loan	—	10,598
Payments on UK term loan	(1,107)	—
Payments on UK revolving line of credit	(913)	—
Proceeds from short-term financing	897	—
Payments on short-term financing	(160)	—
Payments on capital lease obligations	(73)	(119)
Debt issue costs	—	(461)
Tax benefit from exercise of stock options	134	234
Proceeds from exercise of stock options	640	1,350

Net cash (used in) provided by financing activities	(582)	11,602

Net increase in cash and cash equivalents	2,893	4,118
Effect of exchange rate changes on cash and cash equivalents	96	—
Cash and cash equivalents at beginning of period	24,844	8,974

Cash and cash equivalents at end of period	$27,833	$13,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

We develop, design, manufacture and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note I herein.

Note B contains information related to our acquisitions of Switchgear & Instrumentation Limited in July 2005, herein referred to as “S&I,” and Utility Metering Specialists, Inc. in July 2006, herein referred to as “UMS.” The operating results of both acquisitions are included in our Electrical Power Products business segment.

Subsequent to the period covered by this report, we acquired certain assets from General Electric Company’s Consumer and Industrial Division as described in Note K herein.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (“we,” “us,” “our,” “Powell,” or the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2005. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that are necessary for a fair presentation of our financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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
Supplemental disclosures of cash flow information

	Nine Months Ended July 31,
	2006	2005
Cash paid during the period for:
Interest	$934	$326
Income taxes	2,645	562
Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $0 and $9 income taxes, respectively	$—	$26
Receivable for stock options exercised	24	—
Issuance of common stock for deferred directors’ fees	24	14
Restricted stock grants	129	—
Unrealized gain on forward contracts	—	13
Unrealized foreign currency gain/(loss)	443	(67)
Accrued acquisition costs	—	485
Stock-Based Compensation

In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in the third quarter of 2006 was not material.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on available-for-sale marketable securities, derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of adopting FIN 48.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on net income, financial position or cash flows.
B.	ACQUISITION

Utility Metering Specialists, Inc. (“UMS”)

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. This acquisition allows us to extend sales and service to the Eastern Gulf Coast Region. As this acquisition is not material to the consolidated financial results or financial position of the Company, no additional disclosure is included in these Notes to Condensed Consolidated Financial Statements. Approximately $1.5 million of the purchase price is included in intangible assets in the Condensed Consolidated Balance Sheets. The purchase price resulted primarily in additional intangible assets and as a result such amounts are subject to further adjustment as information becomes available.

Switchgear & Instrumentation Limited (“S&I”)

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

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
Revenues	$73,791	$213,880
Net income	$1,458	$246
Net earnings per common share:
Basic	$0.14	$0.02
Diluted	$0.13	$0.02
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
Prior to the acquisition by Powell, S&I’s operating results were reported under accounting principles generally accepted in the United Kingdom (“UK GAAP”). Revenues and costs related to long-term contracts accounted for under UK GAAP were not recognized on a percentage-of-completion basis of accounting. UK GAAP allows companies to recognize revenue on long-term contracts when the contract is complete (completed contract method). The unaudited pro forma results above were prepared based on the Company’s best estimate of percentage-of-completion for long-term contracts under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Numerator:
Net income	$1,757	$2,132	$6,995	$411

Denominator:
Denominator for basic earnings per share-weighted average shares	10,888	10,775	10,869	10,757
Dilutive effect of stock options	252	164	221	129

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,140	10,939	11,090	10,886

Net earnings per share:
Basic	$0.16	$0.20	$0.64	$0.04

Diluted	$0.16	$0.19	$0.63	$0.04

Excluded from the computation of diluted earnings per share were options to purchase approximately 24,000 shares of common stock for the three and nine months ended July 31, 2006, and options to purchase approximately 24,000 and 297,000 shares of common stock for the three and nine months ended July 31, 2005, respectively. These options were excluded from the computation because the effect of the options was not dilutive as their exercise prices were greater than the average market price of our common stock.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Balance at beginning of period	$756	$678	$567	$617
Adjustments to the allowance	67	(35)	248	30
Deductions for uncollectible accounts written off, net of recoveries	1	—	6	(4)
Increase due to foreign currency translation	1	—	4	—

Balance at end of period	$825	$643	$825	$643

Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Balance at beginning of period	$3,337	$1,373	$1,836	$1,545
Adjustments to the accrual	848	441	3,159	1,078
Deductions for warranty charges	(816)	(207)	(1,652)	(1,016)
Increase due to foreign currency translation	15	—	41	—

Balance at end of period	$3,384	$1,607	$3,384	$1,607

For the three and nine months ended July 31, 2006, our warranty accrual includes approximately $0.8 million for estimated costs related to the resolution of a specific product performance issue that was identified in the second quarter of 2006.
Inventories
The components of inventories are summarized below (in thousands):

	July 31,	October 31,
	2006	2005
Raw materials, parts and subassemblies	$17,342	$12,794
Work-in-progress	12,953	8,822

Total Inventories	$30,295	$21,616

Costs and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	July 31,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$274,914	$293,741
Estimated earnings	59,709	55,360

	334,623	349,101
Less: Billings to date	310,393	329,515

	$24,230	$19,586

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$39,767	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,537)	(15,742)

	$24,230	$19,586

E.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended July 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net income	$1,757	$2,132	$6,995	$411
Other comprehensive income, net of tax
Unrealized gain (loss) on marketable securities	—	2	—	(26)
Unrealized gain (loss) on foreign currency translation	(51)	(48)	443	(67)
Unrealized gain on fair value hedge	—	13	—	13

Comprehensive income	$1,706	$2,099	$7,438	$331

F.	LONG-TERM DEBT

US and UK Revolvers

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

The Credit Agreement provides for a 1) $22.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $7.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $10.7 million) single advance term loan (“UK Term Loan”). The Credit Agreement contains customary affirmative and negative covenants and restricts our ability to pay dividends. In addition, there are various restrictive covenants pertaining to maintenance of net worth and certain financial ratios. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $11.9 million for our outstanding letters of credit at July 31, 2006. There was £1.9 million, or approximately $3.5 million, outstanding under the UK revolver as of July 31, 2006, with interest rates ranging from 5.60% to 5.635%. No amounts were borrowed on the US Revolver as of July 31, 2006. The US Revolver and the UK Revolver expire on June 30, 2008.

UK Term Loan

The UK Term Loan is a single advance term loan of £6.0 million, or approximately $10.7 million, used for financing the acquisition of S&I. Approximately £5.0 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $532,000, began March 31, 2006, with the final payment due on March 31, 2010. As of July 31, 2006, £5.4 million, or approximately $10.1 million of the UK Term Loan was outstanding and the per annum interest rate was 5.75%.

Expenses associated with the issuance of the Credit Agreement are classified as deferred loan costs and totaled $501,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement (three years).

Tax Exempt Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. At July 31, 2006, approximately $6.4 million was outstanding on the bonds and the interest rate is based on similar types of short-term municipal securities and was 3.73% per annum on July 31, 2006.

We are currently engaged in an audit with the Internal Revenue Service (“IRS”) related to our tax exempt industrial development revenue bonds. We have furnished the IRS with various requested materials in connection with the audit. The IRS is reviewing these materials and has not yet informed us as to their conclusions. Based on discussions with the IRS, management does not believe the outcome will have a material impact on its consolidated financial position or results of operations.

Capital Leases

Some machinery and equipment used in our manufacturing facilities was financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

G.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $12.5 million as of July 31, 2006. We also had performance bonds totaling approximately $125.3 million outstanding at July 31, 2006.

In November 2005, we entered into a new facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £15.0 million in bonds (approximately $26.0 million), 2) £1.5 million of forward exchange contracts and currency options (approximately $2.6 million), and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options. At July 31, 2006, we had outstanding bonds of £0.6 million, or approximately $1.1 million.

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

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, this claim is scheduled to go to trial in 2006. As of July 31, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only revenue to the extent of costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

The Company was a party to a construction joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. These claims were settled and resulted in a net increase in the contract amount of approximately $2.0 million, of which $1.5 million was reflected as additional revenues by the Company for the three and nine months ended July 31, 2005.

See Note F for discussion related to our tax exempt industrial development revenue bonds.

H.	STOCK-BASED COMPENSATION

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 for a full description of the Company’s stock-based compensation plans.

Modification to Stock Option Vesting

In July 2006, the Compensation Committee of the Board of Directors modified the vesting requirements for stock options upon retirement. The Committee voted to automatically vest granted options upon retirement at age 60 with 10 years of service or at age 62 regardless of service. Stock options are vested at retirement and will remain exercisable for the remaining life of the option. All other terms of stock options remain the same.

In accordance with SFAS No. 123R, we recognized approximately $0.9 million in non-cash compensation expense in the third quarter of 2006 related to the modification. This non-cash expense was recorded in selling, general and administrative expenses in July 2006. After the modification adjustment, there is $1.8 million of unrecognized non-cash compensation expense related to non-vested stock options at July 31, 2006. Of the $1.8 million unrecognized compensation expense, $0.5 million will be expensed over a revised weighted-average period of approximately 1.7 years. The remaining $1.3 million is expected to be recognized over a weighted-average period of approximately 2.1 years. In addition, at July 31, 2006, there was approximately $0.1 million of total unrecognized compensation expense related to restricted stock which is expected to be recognized over a period of less than one year.

Pro Forma Earnings Per Share

The following table presents the pro forma effect on net income and earnings per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R during the three and nine month period ended July 31, 2005 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
Net income as reported	$2,132	$411
Less: Stock option compensation expense, net of taxes	(185)	(504)

Net income (loss) pro forma	$1,947	$(93)

Basic earnings (loss) per share:
As reported	$0.20	$0.04

Pro forma	$0.18	$(0.01)

Diluted earnings (loss) per share:
As reported	$0.19	$0.04

Pro forma	$0.18	$(0.01)

Stock Options

Stock option activity for the nine months ended July 31, 2006 is as follows:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at October 31, 2005	908,690	$16.37
Granted	—	—
Exercised	44,800	14.82
Forfeited	—	—

Outstanding at July 31, 2006	863,890	16.45	4.07	$4,567

Exercisable at July 31, 2006	643,610	16.11	3.49	$3,605

I.	BUSINESS SEGMENTS

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

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana (“UMS”). The operating results of UMS are included in our Electrical Power Products business segment as of that date.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom (“S&I”). The operating results and tangible assets of S&I are included in our Electrical Power Products business segment as of that date.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Electrical Power Products	$96,896	$58,214	$265,413	$146,362
Process Control Systems	7,125	8,701	20,852	27,156

Total	$104,021	$66,915	$286,265	$173,518

Gross profit:
Electrical Power Products	$17,431	$9,221	$49,277	$20,403
Process Control Systems	1,662	3,340	5,336	7,559

Total	$19,093	$12,561	$54,613	$27,962

Income (loss) before income taxes and minority interest:
Electrical Power Products	$2,942	$994	$10,779	$(3,140)
Process Control Systems	167	1,839	893	2,878

Total	$3,109	$2,833	$11,672	$(262)

	July 31,	October 31,
	2006	2005
Identifiable tangible assets:
Electrical Power Products	$208,509	$172,544
Process Control Systems	10,406	10,762
Corporate	28,648	39,013

Total	$247,563	$222,319

In addition, the Electrical Power Products business segment had $203,000 and $203,000 of goodwill and $4,625,000 and $3,505,000 of intangible assets as of July 31, 2006 and October 31, 2005, respectively. Additionally, Corporate had $1,079,000 and $632,000 of deferred loan costs and other assets as of July 31, 2006 and October 31, 2005, respectively, which are not included in identifiable tangible assets above.

J.	CONSOLIDATION OF OPERATIONS

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. The majority of the costs related to this consolidation related to severance and employee benefit expenses for involuntary terminations in 2004. During the first nine months of fiscal 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Condensed Consolidated Statements of Operations.

K.	SUBSEQUENT EVENT

On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility for $32 million, not including expenses. An initial payment of $8.5 million was paid at closing from existing cash and short-term marketable securities with the remainder payable in four installments every 10 months over the next 40 months of $5.5 million, $6.25 million, $6.25 million and $5.5 million, respectively. The deferred installments result in a discounted purchase price of approximately $28.8 million. We are also required to purchase the remaining inventory for additional consideration and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s Houston, Texas facility.

In connection with the acquisition, we entered into a lease agreement for a facility in Houston, Texas, which increased our manufacturing space by approximately 140,000 square feet. The lease will cost approximately $34,000 per month.

Additionally, we amended our existing Credit Agreement with Bank of America, N.A. to increase the US Revolver by $20.0 million to $42.0 million. This increase in our credit facility was made to assist with future payments related to the GE acquisition and to finance the increase in working capital associated with the start-up, relocation and operation of the product line. This amended line of credit expires on December 31, 2010. Certain financial covenants were changed in conjunction with this amendment to our credit facility.

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
Overview
We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear and Instrumentation Limited in the United Kingdom. The acquired business is referred to herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment as of July 4, 2005. Financial information related to these business segments is included in Note I of the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $37.1 million to $104.0 million in the third quarter of fiscal 2006 compared to third quarter 2005 revenues of $66.9 million. Revenues increased primarily due to general market recovery, concerted sales efforts in 2005 aimed at strengthening our backlog and the acquisition in early July 2005 of S&I. The acquisition of S&I added revenues of $13.8 million and $3.0 million, all outside the United States (“International”), in the third quarter of fiscal 2006 and 2005, respectively. For the three months ended July 31, 2006, domestic revenues increased by 53.4% to $71.7 million. Total International revenues were $32.3 million in the third quarter of 2006 compared to $20.1 million in the same quarter of the prior year. International revenues increased primarily due to the acquisition of S&I. Gross profit for the third quarter of 2006 increased by approximately $6.5 million as a result of improved backlog volume and pricing, coupled with the acquisition of S&I.
For the nine months ended July 31, 2006, consolidated revenues increased $112.8 million to $286.3 million compared to the nine months ended July 31, 2005 of $173.5 million. The acquisition of S&I added revenues of $40.7 million and $3.0 million, all International, in the first nine months of fiscal 2006 and 2005, respectively. Domestic revenues for the first nine months of fiscal 2006 were $200.5 million compared to $138.0 million for the first nine months of fiscal 2005. Total International revenues were $85.7 million for the first nine months of fiscal 2006 compared to $35.6 million for the same period of last year. For the nine months ended July 31, 2006, International revenue accounted for 30% of consolidated revenues compared to 20% for the same period a year ago; the increase was primarily due to the acquisition of S&I. Gross profit for the first nine months of fiscal 2006 increased by approximately $26.7 million as a result of improved backlog volume and pricing, coupled with the acquisition of S&I. The increase in gross profit was partially offset by $0.8 million for estimated costs related to the resolution of a specific product performance issue.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $96.9 million in the third quarter of 2006, which includes revenues of $13.8 million from the acquisition of S&I, compared to $58.2 million for the same period of the previous year. During the third quarter of fiscal 2006, revenues in all our major markets strengthened compared to the same period of the prior year. In the third quarter of fiscal 2006, revenues from public and private utilities were approximately $28.1 million, an increase of $0.2 million compared to the third quarter of fiscal 2005. Revenues from industrial customers totaled $54.9 million in the third quarter of fiscal 2006 compared to $28.7 million in the same period of the prior year. Municipal and transit projects generated revenues of $14.0 million in the third quarter of fiscal 2006 compared to $1.6 million in the same period a year ago.
For the nine months ended July 31, 2006, this segment recorded revenues of $265.4 million, which includes revenues of $40.7 million from the acquisition of S&I, compared to $146.4 million for the first nine months of fiscal 2005. Utility revenues totaled $84.5 million, an increase of approximately 19.4% over prior year. Industrial revenues were $151.8 million compared to $68.2 million a year ago and revenues from municipal and transit projects totaled $29.0 million compared to $7.4 million for the same period of last year.
The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 18.0% in the third quarter of fiscal 2006, compared to 15.8% in the third quarter of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as service and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Material costs increased approximately $1.6 million in the third quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper.

For the nine months ended July 31, 2006, gross profit as a percentage of revenues increased to 18.6% from 13.9% in the first nine months of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 1.7%, or $2.4 million, during the first nine months of 2006 compared to the same period a year ago primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during the first nine months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line.
Process Control Systems
Revenues in our Process Control Systems segment decreased to $7.1 million in the third quarter of fiscal 2006 from $8.7 million for the same period of the prior year. For the nine months ended July 31, 2006, segment revenues decreased to $20.9 million compared to $27.2 million in the same period last year. These decreases in revenue are attributable to a decrease in the proportion of subcontracted installation activities. As discussed in Note G of the Notes to Condensed Consolidated Financial Statements, Process Control Systems recorded additional revenue and profit of $1.5 million from the settlement of a claim related to the Central Artery/Tunnel Project in the third quarter of 2005.
Segment gross profit decreased to $1.7 million compared to $3.3 million in the third quarter of 2005 primarily related to the settlement of the claim related to the Central Artery/Tunnel Project mentioned above. Gross profit was negatively impacted by approximately $0.5 million and $0.9 million in the third quarter of 2006 and 2005, respectively, primarily due to legal costs incurred related to the recovery of amounts owed on a previously completed contract. For the nine months ended July 31, 2006, segment gross profit decreased to $5.3 million compared to $7.6 million in the same period last year primarily related to the settlement of the claim related to the Central Artery/Tunnel Project. In addition, gross profit was negatively impacted by approximately $1.1 million and $1.2 million for the nine months ended July 31, 2006 and 2005, respectively, due to legal costs incurred related to the recovery of amounts owed on a previously completed contract.
For additional information related to our business segments, see Note I of the Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General, and Administrative Expenses
Consolidated selling, general, and administrative expenses increased to 15.1% of revenues in the third quarter of 2006 compared to 14.8% of revenues in the same period of last year. Selling, general, and administrative expenses were $15.7 million, an increase of $5.8 million over the same period last year, of which the operating activities of S&I accounted for $1.7 million of the increase. In the first quarter of fiscal 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which required us to expense the estimated non-cash compensation related to stock options. In July 2006, we accelerated vesting on stock options of employees of retirement age. This accelerated vesting resulted in the recognition of an additional $0.9 million of non-cash compensation expense in accordance with SFAS No. 123R. The non-cash compensation expense and the vesting modification related to stock options increased selling, general, and administrative expenses by approximately $1.1 million in the third quarter of fiscal 2006. In addition, we recorded additional sales tax expense of $0.3 million due to an unfavorable outcome from a state audit. The remainder of this increase of $2.7 million is primarily attributable to increased salaries, incentive wages and bonuses which are consistent with the increase in earnings.
Consolidated selling, general and administrative expenses decreased to 14.9% of revenues in the first nine months of fiscal 2006 compared to 16.6% of revenues in the same period of last year. Selling, general and administrative expenses were $42.5 million, an increase of $13.8 million over the same period last year, of which the operating activities of S&I accounted for $6.2 million of the increase. For the nine months ended July 31, 2006, research and development expenditures were $3.4 million compared to $1.8 million in the first nine months of fiscal 2005. The adoption of SFAS No. 123R and the vesting modification increased selling, general, and administrative expenses by approximately $1.8 million in the first nine months of fiscal 2006. Salaries and incentive wages increased by approximately $2.6 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. In addition, we recorded additional sales tax expense of $0.3 million due to an unfavorable outcome from a state audit. The remaining increase of $1.3 million is primarily attributable to increased legal and accounting fees and sales and use taxes.
Interest Income and Expense
Interest expense was approximately $0.5 million in the third quarter of fiscal 2006, an increase of approximately $0.3 million compared to the same period in fiscal 2005. For the nine months ended July 31, 2006, interest expense was $1.1 million compared to $0.3 million in the same period of last year. The increase in interest expense is primarily due to additional debt incurred to partially finance the acquisition of S&I and interest payments to state taxing authorities.
Interest income was $0.2 million in the third quarter of 2006 compared to $0.3 million in the third quarter of 2005. For the nine months ended July 31, 2006, interest income was $0.7 million compared to $0.9 million in the same period of last year.
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 43.3% in the third quarter of fiscal 2006 compared to 24.5% in the third quarter of fiscal 2005 and an effective rate of 39.9% in the first nine months of fiscal 2006 compared to a tax benefit of (259.5%) in the first nine months of fiscal 2005. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.
The tax rate for the third quarter and the nine month period ended July 31, 2005 resulted from a change in estimate on our Extraterritorial Income Exclusion Benefit on the prior year federal tax return and the reversal of state income tax accruals from previous years due to the expiration of the statutory limitations. The overall effective tax rate improved as a result of the favorable tax impact of approximately $0.8 million of pretax deductions resulting from the reconciliation of the income tax provision to the prior year income tax return.
In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the third quarter of 2006, we generated net income of $1.8 million, or $0.16 per diluted share, compared to $2.1 million, or $0.19 per diluted share, in the third quarter of fiscal 2005. For the nine months ended July 31, 2006, we recorded net income of $7.0 million, or $0.63 per diluted share, compared to $0.4 million, or $0.04 per diluted share for the first nine months of 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of the S&I acquisition, have improved net income in 2006 compared to the same periods a year ago. These increases were partially offset by the reduction in net income in 2006 by non-cash compensation expense related to stock options and additional sales tax expense recorded due to an unfavorable outcome from a state audit. Additionally, net income in 2005 was increased by the favorable settlement of the Central/Artery Tunnel Project.
Backlog
The order backlog on July 31, 2006 was $287.4 million, compared to $259.0 million at fiscal year end 2005 and $250.8 million at the end of the third quarter one year ago. New orders placed during the third quarter of 2006 totaled $122.2 million compared to $135.4 million in the same period one year ago.
Liquidity and Capital Resources
Working capital was $108.4 million at July 31, 2006, compared to $103.4 million at October 31, 2005. As of July 31, 2006, current assets exceeded current liabilities by 2.4 times and our debt to capitalization ratio was 11.9%.
As of July 31, 2006, we had cash, cash equivalents, and marketable securities of $27.8 million compared to $33.0 million as of October 31, 2005. Long-term debt and capital lease obligations, net of current maturities, totaled $17.5 million at July 31, 2006, compared to $19.4 million at October 31, 2005. In addition to our long-term debt, we have a $22.0 million revolving credit agreement in the United States and £4.0 million (approximately $7.0 million) revolving credit agreement in the United Kingdom expiring June 2008. As of July 31, 2006, there was £1.9 million, or approximately $3.5 million, outstanding under the UK Revolver (as defined in Note F to Condensed Consolidated Financial Statements). No amounts were borrowed on the US Revolver as of July 31, 2006. We were in compliance with all debt covenants as of July 31, 2006.

As of July 31, 2006, we had $10.1 million available on the US Revolver and £2.1 million, or approximately $3.8 million, available on the UK Revolver.
Operating Activities
For the nine months ended July 31, 2006 cash provided by operating activities was $1.6 million compared to cash used in operating activities of $27.7 million in the same period of 2005. A year ago, the reduction in cash was principally used to fund growth in accounts receivable, inventories and costs related to projects which could not be billed under the contract terms.
Investing Activities
Cash used for the purchase of property, plant, and equipment during the nine months ended July 31, 2006, was $4.8 million compared to $3.2 million for the same period of the prior year. The majority of our 2006 capital expenditures were used to implement our new Enterprise Resource Planning System (“ERP System”), which is expected to be completed by the end of calendar year 2006 in the United States and early in calendar year 2007 at S&I. Cash of $1.5 million was also used for the acquisition of UMS. A year ago, the majority of our capital expenditures were used to improve our capabilities to manufacture switchgear and electrical power control rooms. The Company also used $18.5 million for the acquisition of S&I in July 2005.
Proceeds from the sale of short-term auction rate securities for the nine months ended July 31, 2006 and 2005 were $8.2 million and $43.1 million, respectively.
Financing Activities
Cash used in financing activities was $0.6 million for the nine months ended July 31, 2006 compared to cash provided by financing activities of $11.6 million in the same period a year ago. The primary use of cash for the nine months ended July 31, 2006 was to repay approximately $2.0 million of UK debt, offset in part by, proceeds from stock options and proceeds from a short-term financing agreement associated with the implementation of our new ERP System.
Outlook
We expect our principal markets to remain steady throughout the balance of 2006 and into 2007. Customer inquiries, or requests for proposals have remained strong during the second half of fiscal 2005 and into 2006. One of the positive trends we have experienced is strong new order activity. New orders in the third quarter of 2006 totaled $122.2 million compared to $135.4 million in the same period one year ago. Our new orders in the third quarter of 2005 included our previously announced $51.0 million contract with the Washington Metropolitan Area Transit Authority. We are cautiously optimistic that we will continue to experience a strong level of bookings throughout fiscal 2006 and into early 2007.
In our Electrical Power Products segment, new orders in the third quarter of 2006 totaled $120.5 million compared to $128.4 million in the same period one year ago. Our new orders in the third quarter of 2005 included our previously announced $51.0 million contract with the Washington Metropolitan Area Transit Authority. We believe that improved market pricing and increased volume along with our continued focus on cost containment should result in increased gross margins over historical trends. Raw material costs such as copper continue to negatively impact our gross margins; however, we believe raw material prices have become less volatile and their impact on our costs should be reduced in the future. Although our Process Control Systems segment continues to experience soft market conditions, we anticipate increased funding for municipal projects will be available as general economic conditions strengthen. We believe we are well positioned to take advantage of improved economic conditions.
We anticipate that we may need to continue to reinvest a portion of our cash in operating working capital for the remainder of fiscal 2006 and into 2007 due to increased business activity and the recent acquisition from GE. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements, debt repayments, and possible future acquisitions for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rate in effect at the end of the period reported. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity, in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our condensed consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. The Company’s net exposure on its investment in S&I is offset by the UK Term Loan which is payable in pound sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.
We are subject to market risk resulting from changes in interest rates related to our outstanding debt. Regarding our various debt instruments outstanding at July 31, 2006 and October 31, 2005, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $200,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
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
We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. During the third quarter of 2006, management replaced its production and general ledger software at one of its divisions with Oracle. This conversion to Oracle involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the Oracle implementation. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, it is expected to go to trial in 2006 in Alameda County Superior Court, State of California. As of July 31, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

The Company was a party to a construction joint venture (the “Joint Venture”), which provided process control systems to the Central Artery/Tunnel Project (the “Project”) in Boston, Massachusetts under a contract with the Massachusetts Turnpike Authority (the “MTA”). The Joint Venture submitted claims against the MTA seeking additional reimbursement for work done by the Joint Venture on the project. These claims were settled and resulted in a net increase in the contract amount of approximately $2.0 million, of which $1.5 million was reflected as additional revenues by the Company for the three and nine months ended July 31, 2005.
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
POWELL INDUSTRIES, INC.
Registrant

September 11, 2006 Date	/s/ THOMAS W. POWELL Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

September 11, 2006 Date	/s/ DON R. MADISON Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	-	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	-	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.