Form 10-KT
period 2006-09-30
POWELL INDUSTRIES INC
filed 2006-12-08
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended .
OR
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2005 to September 30, 2006.

Commission File Number 001-12488
Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8550 Mosley Drive, Houston, Texas (Address of principal executive offices)	77075-1180 (Zip Code)

Registrant’s telephone number, including area code:
(713) 944-6900

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer     ☑ Accelerated Filer     ☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, April 30, 2006, was approximately $267,445,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 6, 2006, there were outstanding 10,953,846 shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 annual meeting of stockholders to be filed not later than 120 days after September 30, 2006, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview

We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial, and utility industries.

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

Our website address is www.powellind.com. We make available free of charge on or through our website copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

On December 13, 2005, we announced a change in our fiscal year end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the current period will be reported as an 11 month period ending on September 30, 2006 (“Fiscal 2006”).

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 70%, 75% and 86% of our consolidated revenues for the fiscal years ended September 30, 2006, October 31, 2005 and October 31, 2004, respectively, were generated in the United States of America. Approximately 85% of our long-lived assets were located in the United States at September 30, 2006, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note L of Notes to Consolidated Financial Statements.

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa, facility for $32.0 million, not including expenses. The purchase price was paid from existing cash and short-term marketable securities and from borrowings under our revolving credit agreement. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa, to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities and is currently estimated to be completed during the first half of 2008. GE is continuing to manufacture the products and supply them to Powell during the transition period. The new product line will be manufactured in Houston, Texas, and will require between 300 and 350 employees. In connection with this acquisition, we entered into a lease agreement for a facility in Houston, Texas, which increased our manufacturing space by approximately 140,000 square feet. We refer to the acquired product line herein as “Power/Vac®.” The operating results of Power/Vac® are included in our Electrical Power Products business segment from the acquisition date. For further information on Power/Vac®, see Note D of Notes to Consolidated Financial Statements.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. Approximately $0.6 million of the purchase price was allocated to property, plant and equipment, $0.1 million to a non-compete agreement, $0.6 million to assembled workforce and the remaining $0.2 million to goodwill. The operating results of this acquisition are included in our Electrical Power Products segment from the acquisition date. For further information on this acquisition, see Note D of Notes to Consolidated Financial Statements.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included in our Electrical Power Products segment from that date. Total consideration paid for S&I was approximately $19.2 million, of which approximately $10.3 million of the purchase price was funded from existing cash and investments and the balance was provided through additional debt financing. For further information on S&I, see Note D of Notes to Consolidated Financial Statements.

Electrical Power Products

Our Electrical Power Products segment designs, develops, manufactures, and markets engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically powered equipment. Our principal products include power control room packages, switchgear, offshore modules, motor control centers, and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 38,000 volts and are used in the transportation, industrial and utility markets.

On August 7, 2006, we purchased the Power/Vac® product line described above and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. We believe that this acquisition strengthens our strategic position in the electrical power products business and allows us to reach a broader base of customer.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. This acquisition allows us to extend sales and service to the Eastern Gulf Coast Region.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom, as described above and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I affords Powell the opportunity to serve customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to our lack of product portfolio that met international electrical design and test standards. The fit, culture and market position of Powell and S&I are favorably comparable to companies with similar reputations in engineered-to-order solutions.

Customers and Markets

This segment’s principal products are designed for use by and marketed to technologically sophisticated users of large amounts of electrical energy that typically have a need for complex combinations of electrical components and systems. Our customers include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals, pulp and paper plants, transportation systems, governmental agencies, and other large industrial customers.

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (“EPC”) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single, functional and working deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions. During each of the past three fiscal years, we did not have any one customer that accounted for more than 10% of annual segment revenues. Accordingly, we do not believe that the loss of any specific customer would have a material adverse effect on our business. While we are not dependent upon any one customer for revenues, we could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. As a result of the supply agreement we entered into on August 7, 2006 with GE, in the future we expect GE will become a significant customer and will account for more than 10% of annual segment and total revenues.

During each of the past three fiscal years, no one country, except for the United States, accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note L of Notes to Consolidated Financial Statements.

Competition

Our Electrical Power Products segment operates in a competitive market where competition for each project varies. The competition may include large multinational firms as well as small regional low-cost providers, depending upon the type of project. This segment’s products and systems are engineered-to-order and packaged to meet the exact specifications of our customers. Many repeat customers seek our involvement in finding solutions to specific project-related issues including physical size, rating, application, installation, and commissioning. We consider our engineering, manufacturing, and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality products and systems on a timely basis at a competitive price.

Backlog

Orders in the Electrical Power Products segment backlog at September 30, 2006 totaled $324.7 million compared to $212.9 million at the end of the previous fiscal year. We anticipate that approximately $290.0 million of our ending 2006 backlog will be fulfilled during our fiscal year 2007. A portion of the increase in backlog relates to the Power/Vac® acquisition. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. However, conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum, and various electrical components. These raw material costs represented approximately 53.7% of our revenues in fiscal 2006. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient and have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2007. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation

This segment is subject to the effects of changing prices. During fiscal 2005 and 2006, we experienced increased costs for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2006, 2005 or 2004.

Employees

At September 30, 2006, the Electrical Power Products segment had 1,690 full-time employees located in the United States, the United Kingdom and Singapore. Our employees are not represented by unions, and we believe that our relationship with employees is good.

Research and Development

This segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $3.7 million, $2.1 million and $2.7 million in fiscal years 2006, 2005 and 2004, respectively.

Intellectual Property

While we are the holder of various patents, trademarks, and licenses relating to this segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

Our Process Control Systems segment designs and delivers technology solutions that help our customers manage their critical transportation, environmental, energy, industrial, and utility facilities. We offer a diverse set of professional services that specialize in the design, integration, and support of high-availability control, security/surveillance, and communications systems. These systems allow our customers to safely and effectively manage their vital processes and facilities.

Customers and Markets

This segment’s products and services are principally sold directly to end-users in the transportation, environmental, energy, and industrial sectors. We may be dependent , from time to time, on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this segment. For example, during 2004, we received a contract to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey, which accounted for 44% of segment revenues in both fiscal 2004 and fiscal 2005 and 21% in fiscal 2006. In each of the past three fiscal years, we had revenues with one or more customers that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $7.9 million, $17.1 million and $14.8 million in fiscal 2006, 2005 and 2004, respectively. Our contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for those customers, and multiple and/or continuous requirements of similar magnitude with the same customer are rare. Thus, the inability to successfully replace a completed large contract with one or more contracts of combined similar magnitude could have a material adverse effect on segment revenues.

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

Our customized systems are designed to meet the specifications of our customers. Each order is designed, delivered, and installed to the unique requirements of the particular application. We consider our engineering, systems integration, installation, and support capabilities vital to the success of our business. We believe our technical software products and project management strengths, together with our responsiveness, our flexibility, financial strength, and our over thirty-year history of supporting mission-critical systems give us a competitive advantage in our markets.

Backlog

Orders in the Process Control Systems segment backlog at September 30, 2006 totaled $30.4 million compared to $46.1 million at the end of the previous fiscal year. We anticipate that approximately $15.5 million of our year-end 2006 backlog will be fulfilled during our 2007 fiscal year. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. We have not experienced a material amount of canceled orders during the past three fiscal years.

Employees

The Process Control Systems segment had 110 full-time employees at September 30, 2006, all located in the United States. Our employees are not represented by unions and we believe that our relationship with employees is good.

Research and Development

The majority of research and development activities of this segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Research and development expenditures were $0.6 million, $0.7 million and $0.8 million in fiscal years 2006, 2005 and 2004, respectively.

Intellectual Property

While we are the holder of various copyrights related to software for this segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A.  Risk Factors

Our business is subject to a variety of risks, including the risks described below. While we believe that the risks and uncertainties described below are the most significant risks and uncertainties facing our business, they are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under Forward-Looking Statements, above.

Our industry is highly competitive

Many of our competitors are significantly larger and have substantially greater resources than we do. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

An economic downturn may lead to lower demand for our services

If the general level of economic activity deteriorates from current levels, our customers may delay or cancel new projects. A number of factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by, or the loss of, one or more of our customers.

International and political events may adversely affect our operations

International sales accounted for approximately 30% of our revenues in fiscal 2006, including sales from our operations in the United Kingdom. We primarily operate in developed countries with stable operating and fiscal environments. The occurrence of any of the risks described below could have an adverse effect on our consolidated results of operations, cash flows and financial condition:

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

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits

Our raw material costs represented approximately 53% of our revenues for the 11 months ended September 30, 2006. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper, and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our dependence upon fixed-price contracts could result in reduced profits, or in some cases, losses, if costs increase above our estimates

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

Our acquisition strategy involves a number of risks

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. However, we may be unable to implement this strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

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

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs, primarily labor. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Previously recorded estimates are adjusted as the project is completed. In certain circumstances, it is possible that such adjustments could be significant.

We may not be able to fully realize the revenue value reported in our backlog

We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting under utilization of our assets.

Our operating results may vary significantly from quarter to quarter

Our quarterly results may be materially and adversely affected by:

•	changes in estimated costs or revenues under fixed price contracts;

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	the spending patterns of customers;

•	variations in the margins of projects performed during any particular quarter;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products and our services caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	increases in design and manufacturing costs;

•	the ability of customers to pay their invoices owed to us; and

•	disagreements with customers related to project performance on delivery.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

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

Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business

We contracted with an independent consultant to assist us with the configuration and implementation of an enterprise resource planning system that supports our human resources, accounting, estimating, financial, job management, and customer systems. We are currently implementing this system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruption of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis could seriously harm our business

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. Although we have historically been able to successfully comply with Section 404, in the future, we may not be successful in complying with Section 404 on a timely basis. The failure to comply with Section 404 could negatively impact our financial condition and results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. We are and will likely continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, our consolidated results of operations, cash flows and financial condition, could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Technological innovations by competitors may make existing products and production methods obsolete

All of the products manufactured and sold by the Company depend upon the best available technology for success in the market place. The competitive environment is highly sensitive to technological innovation in both segments of our business. It is possible for competitors (both domestic and foreign) to develop products or production methods, which will make current products obsolete or at least hasten their obsolescence.

Item 1B.  Unresolved Staff Comments

None.

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

Our principal manufacturing locations by segment as of September 30, 2006, are as follows:

	Number		Approximate Square Footage
Location	of Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	3	78.1	430,600	138,600
North Canton, OH	1	8.0	72,000	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Process Control Systems:
Pleasanton, CA	1		—	39,100
Duluth, GA	1		—	29,700

In connection with the acquisition of the Power/Vac® product line, we entered into a lease agreement for a facility in Houston, Texas which increased our manufacturing space by 138,600 square feet. For further information on Power/Vac®, see Note D of Notes to Consolidated Financial Statements.

All leased properties are subject to long-term leases with remaining lease terms ranging from one to seven years as of September 30, 2006. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

Item 3.	Legal Proceedings

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters including compensation for extra work and delay to the project.

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, it is expected to go to trial in fiscal 2007 in Alameda County Superior Court, State of California. As of September 30, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. During the last three fiscal years, the Company’s gross profit has been reduced by approximately $2.3 million in fiscal 2006, $2.9 million in fiscal 2005 and $0.9 million in fiscal 2004 related to direct costs, including legal fees related to this dispute. Consistent with Company policy, only contractual cost and costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the Nasdaq Global Market for our common stock.

	High	Low

Fiscal Year 2005:
First Quarter	$18.93	$15.95
Second Quarter	19.67	16.84
Third Quarter	23.80	17.03
Fourth Quarter	23.98	19.28
Fiscal Year 2006:
First Quarter	$23.64	$17.57
Second Quarter	27.72	20.75
Third Quarter	25.94	21.28
Fourth Quarter	24.00	18.42

As of December 6, 2006, the last reported sales price of our common stock on the Nasdaq Global Market was $27.92 per share. As of December 6, 2006, there were 612 stockholders of record of our common stock. All common stock held in broker accounts are recorded in the Company’s stock register as being held by one stockholder.

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

Dividend Policy

Our current credit agreements limit the payment of dividends, other than dividends payable solely in our capital stock, without prior consent of our lenders. To date, we have not paid cash dividends on our common stock, and for the foreseeable future we intend to retain earnings for the development of our business. Future decisions to pay cash dividends will be at the discretion of the Board of Directors and will depend upon our results of operations, financial condition and capital expenditure plans and restrictive covenants under our credit facilities, along with other relevant factors.

Item 6.	Selected Financial Data

The selected financial data shown below for the past five years (including the 11 month period ended September 30, 2006) was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line as “Power/Vac®.” The operating results of the Power/Vac® product line are included from that date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included in our Electrical Power Products segment from that date.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business as “S&I.” The operating results of S&I are included from that date.

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statements of Operations:
Revenues	$374,547	$256,645	$206,142	$253,381	$306,403
Cost of goods sold	303,304	212,785	170,165	204,585	238,883

Gross profit	71,243	43,860	35,977	48,796	67,520
Selling, general and administrative expenses	55,345	41,846	35,357	35,339	39,031
Gain on sale of land and building	—	(1,052)	—	—	—

Income before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	15,898	3,066	620	13,457	28,489
Interest expense (income), net	698	(386)	(744)	(175)	210
Income tax provision (benefit)	5,383	1,138	(282)	6,137	10,481
Minority interest	(3)	63	(23)	—	—

Income from continuing operations before cumulative effect of change in accounting principle	9,820	2,251	1,669	7,495	17,798
Cumulative effect of change in accounting principle, net of tax	—	—	—	(510)	—

Net income	$9,820	$2,251	$1,669	$6,985	$17,798

Basic earnings per share	$0.90	$0.21	$0.16	$0.66	$1.69

Diluted earnings per share	$0.89	$0.21	$0.15	$0.65	$1.66

	As of
	September 30,	As of October 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$10,495	$24,844	$8,974	$11,863	$9,362
Marketable securities	—	8,200	54,208	30,452	5,000
Property, plant and equipment, net	60,336	55,678	45,041	43,998	45,020
Total assets	292,124	226,659	196,079	190,478	189,708
Long-term debt and capital lease obligations, including current maturities	42,396	21,531	7,100	7,359	12,010
Total stockholders’ equity	158,762	144,414	139,835	136,364	128,100
Total liabilities and stockholders’ equity	$292,124	$226,659	$196,079	$190,478	$189,708

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” contained in this Form 10-K.

Overview

We have experienced a marked improvement in market demand for our products and services. In fiscal 2006, our markets improved considerably over the difficult market conditions that existed in fiscal 2004 and 2005. Additionally, market price levels have improved as the overall volume of business activity has increased. We believe this improvement in the market should benefit our operating results in fiscal 2007.

This past year, we continued our strategy of strengthening our capabilities in our Electrical Power Products business segment with the acquisition of the Power/Vac® medium voltage switchgear product line from General Electric. The Power/Vac® switchgear product line enhances our product offering, comes with a large installed base and has a broad customer base across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15-year supply agreement with GE in which GE will purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, is expected to significantly strengthen our position in the marketplace and will enable us to reach a broader market and gain access to new customers. Additional information concerning this acquisition, related debt and business segments, is included in Notes D, H and L, respectively, of Notes to Consolidated Financial Statements. The operating results of the Power/Vac® product line are included in our Electrical Power Products segment from the acquisition date.

In 2005, we significantly enhanced our international presence and improved our capability to serve our existing base of global customers with the acquisition of an International Electrotechnical Commission (“IEC”) switchgear product portfolio. S&I is a leading supplier of IEC equipment, including medium and low voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries with a focus on oil and gas, petrochemical, and other process-related industries. S&I’s primary manufacturing facility is located in the United Kingdom. We anticipate opportunities outside of the United States to continue to grow, and with the integration with our U.S. operations, S&I will continue to significantly improve our ability to support the worldwide investment in oil and gas production, refineries and petrochemical facilities. Additional information concerning this acquisition, related debt and business segments is included in Notes D, H and L, respectively, of Notes to Consolidated Financial Statements. The operating results of S&I are included in our Electrical Power Products segment from the acquisition date.

Beginning in late fiscal 2005, our principal industry and utility markets entered into a new investment cycle. Customer inquiries, or requests for proposals, steadily strengthened during the second half of fiscal 2005 which led to a strengthening in new orders in fiscal 2006. One of the positive trends we have experienced is an increase in new order activity. Orders received during the second half of fiscal 2006 totaled $278.2 million versus $226.8 million in the same period a year ago. We currently anticipate that this higher level of business activity will continue into fiscal 2007.

Results of Operations

Eleven Months Ended September 30, 2006 (“Fiscal 2006”) Compared to Twelve Months Ended October 31, 2005 (“Fiscal 2005”)

Revenue and Gross Profit

Consolidated revenues increased $117.9 million to $374.5 million in Fiscal 2006 compared to $256.6 million in Fiscal 2005. Our previously described acquisitions of the Power/Vac® product line in August 2006 and S&I in July 2005 added revenues of $70.7 million and $19.9 million in Fiscal 2006 and Fiscal 2005, respectively. Domestic revenues in Fiscal 2006 were $263.1 million compared to $191.7 million in Fiscal 2005. Total international revenues were $111.5 million in Fiscal 2006 compared to $64.9 million in Fiscal 2005. International revenue accounted for 29.8% of consolidated revenues in Fiscal 2006 compared to 25.3% in Fiscal 2005; the increase was primarily due to acquisition related revenues. Gross profit in Fiscal 2006 increased by approximately $27.4 million compared to Fiscal 2005 as a result of improved backlog volume and pricing. The increase in gross profit was partially offset by $0.8 million for estimated costs related to the resolution of a specific product performance issue in Fiscal 2006.

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $347.9 million in Fiscal 2006 compared to $220.1 million in Fiscal 2005. Our previously described acquisitions of the Power/Vac® product line in August 2006 and S&I in July 2005 added revenues of $70.7 million and $19.9 million in Fiscal 2006 and Fiscal 2005, respectively. During Fiscal 2006, revenues in all our major markets strengthened compared to the prior year. In Fiscal 2006, revenues from public and private utilities were approximately $113.6 million, an increase of $35.2 million compared to Fiscal 2005. Revenues from industrial customers totaled $204.4 million in Fiscal 2006, a 54% increase over Fiscal 2005. Municipal and transit projects generated revenues of $29.9 million in Fiscal 2006 compared to $8.6 million in Fiscal 2005.

Segment gross profit as a percentage of revenues increased to 18.3% in Fiscal 2006 from 15.2% in Fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects as a result of the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 2.1%, or $3.7 million, during Fiscal 2006 compared to Fiscal 2005 primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during Fiscal 2005 due to start-up difficulties and inefficiencies related to the relocation of our distribution switch product line.

Process Control Systems

Revenues in our Process Control Systems segment decreased to $26.6 million in Fiscal 2006 from $36.5 million in Fiscal 2005. This decrease in revenues is attributable to a decrease in the proportion of subcontracted installation activities and the substantial completion of various large projects in 2005 and early 2006. Process Control Systems recorded revenues and profit of $1.7 million from the settlement of a claim related to the Central Artery/Tunnel Project in Fiscal 2005.

Segment gross profit decreased to $7.6 million in Fiscal 2006 compared to $10.5 million in Fiscal 2005 primarily related to the settlement of the claim related to the Central Artery/Tunnel Project mentioned above. Gross profit was negatively impacted by approximately $2.3 million and $2.9 million in Fiscal 2006 and Fiscal 2005, respectively, primarily due to legal and other costs incurred related to the recovery of amounts owed on a previously completed contract.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 14.8% of revenues in Fiscal 2006 compared to 16.3% of revenues in Fiscal 2005. Selling, general and administrative expenses were $55.3 million in Fiscal 2006, an increase of $13.5 million over Fiscal 2005, of which the operating activities of the S&I and Power/Vac® acquisitions accounted for $7.1 million of the increase. Research and development expenditures were $4.2 million in Fiscal 2006 compared to $2.8 million in Fiscal 2005. The adoption of SFAS No. 123R and the vesting modification increased selling, general, and administrative expenses by approximately $2.0 million in Fiscal 2006. Salaries and incentive wages increased by approximately $1.2 million in Fiscal 2006 compared to Fiscal 2005. In addition, amortization expense increased approximately $0.7 million, of which $0.5 million was attributable to our recent acquisitions. The remaining increase of $1.1 million is primarily attributable to increased professional fees as well as an overall increase due to the increase in volume discussed above.

Interest Income and Expense

Interest expense was approximately $1.6 million in Fiscal 2006, an increase of approximately $0.9 million compared to Fiscal 2005. The increase in interest expense is primarily due to additional debt incurred to partially finance acquisitions and interest payments to state taxing authorities.

Interest income was $0.9 million in Fiscal 2006 compared to $1.1 million in Fiscal 2005. This decrease was a result of decreased marketable securities.

Provision for Income Taxes

Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 35.0% in Fiscal 2006 compared to 33.0% in Fiscal 2005. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.

The lower tax rate for Fiscal 2005 resulted from a change in estimate on our Extraterritorial Income Exclusion Benefit on the prior year federal tax return and the reversal of state income tax accruals from previous years due to the expiration of the statutory limitations. The overall effective tax rate improved as a result of the favorable tax impact of approximately $0.8 million of pretax deductions in connection with the reconciliation of the income tax provision to the prior year income tax return.

In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income

In Fiscal 2006 we recorded net income of $9.8 million, or $0.89 per diluted share, compared to $2.3 million, or $0.21 per diluted share for Fiscal 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of our acquisitions, have improved net income in Fiscal 2006 compared to Fiscal 2005. These increases were partially offset by the reduction in net income in Fiscal 2006 by non-cash compensation expense related to stock options and additional sales tax expense recorded due to an unfavorable outcome from a state audit. Additionally, net income in Fiscal 2005 was increased by the favorable settlement of the Central Artery/Tunnel Project.

Backlog

The order backlog on September 30, 2006 was $355.1 million, compared to $259.0 million at October 31, 2005. New orders placed during Fiscal 2006 totaled $470.7 million compared to $360.5 million in Fiscal 2005. This increase in orders is primarily related to our acquisition of the Power/Vac® product line.

Year ended October 31, 2005 Compared to Year Ended October 31, 2004

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

Electrical Power Products

Our Electrical Power Products segment recorded revenues of $220.1 million in fiscal 2005, which includes revenues of $19.9 million from our July 2005 acquisition of S&I, compared to $173.5 million for the previous year. During fiscal 2005, revenues from utility markets and from industrial customers strengthened compared to the prior year. In fiscal 2005, revenues from public and private utilities were approximately $78.4 million, an increase of $19.6 million compared to fiscal 2004. Revenues from industrial customers totaled $133.1 million in fiscal 2005, a 36% increase over the prior year. Municipal and transit projects generated revenues of $8.6 million in fiscal 2005 compared to $16.7 million in fiscal 2004.

The Electrical Power Products segment reported gross profit, as a percentage of revenues, of 15.2% in fiscal 2005, compared to 16.8% in fiscal 2004. Material costs for basic commodities increased $1.5 million in fiscal 2005 compared to fiscal 2004, primarily due to higher unit prices for copper, aluminum and steel. In addition, gross profit margins were adversely impacted in fiscal 2005 due to competitive pricing pressures as a result of depressed market levels when projects were bid in previous periods. Gross profit in fiscal 2004 was adversely impacted by one-time expenses of $1.8 million associated with our decision to close certain underutilized operating facilities. These expenses included employee severance, training and equipment relocation costs.

Process Control Systems

Revenues in our Process Control Systems segment increased to $36.5 million in fiscal 2005 from $32.7 million in fiscal 2004. The strength of our revenues is related, in part, to our contract to design and build the Intelligent Transportation Systems (ITS) for the Holland and Lincoln tunnels. Revenues in fiscal 2005 also include $1.7 million related to the favorable settlement of a claim which was not recorded by the Company related to the Central Artery/Tunnel Project.

Segment gross profit, as a percentage of revenues, improved to 28.7% in fiscal 2005 compared to 21.0% in fiscal 2004. This increase in gross profit margin can be attributed to improved execution on a number of projects nearing completion and the recovery of previously recognized costs on the Central Artery/Tunnel Project. Additionally, gross profit was negatively impacted by approximately $2.9 million in 2005 and $0.9 million in 2004 related primarily to legal costs incurred related to the recovery of amounts owed on a previously completed contract.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 18.1% to $41.8 million in fiscal 2005 compared to $35.4 million in fiscal 2004. Approximately 33% of this increase is related to the business activities of S&I, acquired in July 2005. Commission expenses for sales representatives as well as direct sales expenses increased by approximately $1.7 million in fiscal 2005 compared to fiscal 2004 due to the concerted effort to increase revenues and backlog discussed above. Accounting and professional fees have increased by $1.5 million primarily due to costs incurred for Sarbanes-Oxley compliance and costs associated with on-going acquisition activities. These increases in selling, general and administrative costs were partially offset by one-time costs incurred in fiscal 2004 of approximately $0.4 million and reduced costs in 2005 resulting from the closing of certain manufacturing facilities. Additionally, research and development expenditures decreased to $2.8 million in fiscal 2005 from $3.5 million in fiscal 2004. Selling, general and administrative expenses have also increased due to the commensurate increase in revenue.

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

b) A $0.3 million valuation allowance related to capital losses was released in 2004. We entered into an agreement in 2004 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carry forward;

c) We reduced our income tax provision by $0.2 million in 2004 due to acceptance by certain state taxing authorities of voluntary disclosure agreements in 2004; and

d) We increased our income tax provision by $0.3 million in 2005 related to certain adjustments from audits of our prior year federal tax returns.

Net Income

In fiscal 2005, we generated net income of $2.3 million, or $0.21 per diluted share, compared to net income of $1.7 million, or $0.15 per diluted share, in fiscal 2004. Higher gross profits from our Process Control Systems business segment and S&I, our sale of land and building, partially offset by higher selling, general and administrative expenses and interest expense have contributed to the overall increase in net income in fiscal 2005 compared to fiscal 2004.

Backlog

The order backlog on October 31, 2005 was $259.0 million, compared to $134.3 million at fiscal year end 2004, an increase of 93%. Orders included in backlog are represented by customer purchase orders and contracts, which we believe to be firm. New orders placed during the year totaled $360.5 million compared to $182.9 million in fiscal 2004. A portion of the increase in backlog related to a contract totaling approximately $51.0 million over a four-year period. This contract is with a municipal agency and production began in the first quarter of fiscal 2006.

Liquidity and Capital Resources

We have maintained a positive liquidity position. Working capital was $96.7 million at September 30, 2006, compared to $103.4 million at October 31, 2005. As of September 30, 2006, current assets exceeded current liabilities by 2.0 times and our debt to total capitalization ratio was 21.1%.

At September 30, 2006, we had cash, cash equivalents and marketable securities of $10.5 million, compared to $33.0 million at October 31, 2005. Long-term debt and capital lease obligations, including current maturities, totaled $42.4 million at September 30, 2006, compared to $21.5 million at October 31, 2005. In addition to our long-term debt, we have a $42.0 million revolving credit agreement in support of our U.S. debt requirements and an additional £4.0 million (approximately $7.5 million) revolving credit agreement in the United Kingdom, both of which expire December 2010. As of September 30, 2006, there was approximately $5.4 million borrowed under these lines of credit. For further information regarding our debt, see Note H and K of Notes to Consolidated Financial Statements.

Operating Activities

During Fiscal 2006 and Fiscal 2005, cash used in operating activities was $4.7 million and $21.2 million, respectively, compared to cash provided by operations of $24.9 million in fiscal 2004. This was principally a result of the growth in accounts receivable, inventories and costs related to uncompleted contracts which have not been billed and the acquisitions previously described. We have used this cash, among other things, for working capital to support our increased levels of business activity. Lower levels of business activity in 2005 and 2004 resulted in lower levels of working capital required to support operating needs.

Investing Activities

Investments in property, plant and equipment during Fiscal 2006 totaled $8.4 million compared to $6.1 million and $6.5 million in fiscal 2005 and 2004, respectively. The majority of our 2006 capital investments were used to improve our capabilities to manufacture switchgear and electrical power control rooms as well as investments in a new ERP system. We have incurred approximately $6.6 million as of September 30, 2006 related to the implementation of the ERP system at our domestic Electrical Power Products operations. This implementation will continue into 2007 and will include our operation in the United Kingdom. During 2005 and 2004, the majority of our capital expenditures were used to increase our manufacturing capabilities to produce switchgear, electrical power control and power control modules. In 2006, investing activities included cash expenditures of $9.7 million for the acquisition of the Power/Vac® product line from GE (which does not include the total $32.0 million purchase price payable over 40 months) and $1.5 million for the acquisition of the services business in Louisiana previously described. In 2005, investing activities included costs of $19.2 million for the acquisition of S&I.

Proceeds from the sale of fixed assets provided cash of $0.8 million and $0.9 million in Fiscal 2006 and 2005, respectively, primarily from the sale of idled manufacturing facilities.

Net proceeds from the sale and purchase of marketable securities were $8.2 million in Fiscal 2006 compared to $42.2 million in fiscal 2005. Marketable securities were sold to finance working capital requirements of the business in Fiscal 2006. During 2004, net cash of $22.6 million was used to purchase various types of marketable securities as a result of positive operating cash flow in 2004.

Financing Activities

Net cash provided by financing activities was $0.7 million, $15.4 million and $0.6 million in Fiscal 2006, 2005 and 2004, respectively. The primary source of cash from financing activities in Fiscal 2006 and fiscal 2004 was proceeds from the exercise of stock options. Additionally, in Fiscal 2005 net cash provided by financing activities from borrowings associated with our acquisition of S&I of $10.6 million and $4.3 million under the UK Term Loan and UK revolving line of credit.

Contractual Obligations

At September 30, 2006, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-Term	Capital	Operating
As of September 30, 2006,	Debt	Lease	Lease
Payments Due by Period:	Obligations	Obligations	Obligations	Total

Less than 1 year	$9,693	$53	$2,229	$11,975
1 to 3 years	19,203	66	2,072	21,341
3 to 5 years	17,038	—	1,051	18,089
More than 5 years	5,398	—	762	6,160

Total long-term contractual obligations	$51,332	$119	$6,114	$57,565

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event (in thousands):

As of September 30, 2006	Letters of
Payments Due by Period:	Credit

Less than 1 year	$9,121
1 to 3 years	4,468
3 to 5 years	—
More than 5 years	—

Total long-term commercial obligations	$13,589

We are contingently liable for secured and unsecured letters of credit of $13.6 million as of September 30, 2006, of which $12.7 million reduces our borrowing capacity. We also had performance bonds totaling approximately $122.6 million that were outstanding at September 30, 2006. Performance bonds are used to guarantee contract performance to our customers.

Outlook for Fiscal 2007

Our backlog of orders going into fiscal 2007 is approximately $355.1 million, the strongest in the history of the Company. Customer inquiries, or requests for proposals have strengthened during the last three fiscal years. We anticipate that strong business activities will continue into fiscal 2007.

Our Electrical Power Products segment has reported increased backlog for the last three fiscal years. Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and enhanced our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. Our product offering has been enhanced by the Power/Vac® switchgear product line acquired from GE which has a large installed base and a broad customer base across utility, industrial and commercial markets and the previous acquisition of S&I. Together, these acquisitions have provided Powell a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We have also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE. Over the next 15 years, GE will purchase from Powell all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. New products and new channels to new markets have strengthened Powell in our Electrical Power Products business and positioned the Company for continued growth.

Our Process Controls Systems segment has been impacted by soft market conditions which we believe will begin to strengthen in 2007.

We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital in fiscal 2007. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and funds generated from operations will be sufficient to finance anticipated operational activities, capital improvements and debt repayment for the foreseeable future. Any strategic acquisition of a new business(es) or product line(s) could require additional borrowings.

Effects of Inflation

The pace of new orders significantly strengthened as 2006 progressed and we ended the year with an order rate that we have not previously experienced since 2002. We anticipate that these conditions will continue into 2007. This is a marked improvement over 2004 and 2005 in which we experienced a significant deterioration in business volume due to the effects of the U.S. economy on our markets and customers. During those years, new investments in infrastructure projects were curtailed in both our utility and industrial market segments, and our municipal customers faced a reduced tax base with which to fund infrastructure projects. Beginning in 2005, there were indications of an improving U.S. economy, and new business inquiry levels strengthened throughout 2006.

We have experienced significant price pressures related to raw materials, primarily copper, aluminum and steel since the U.S. economy began to show signs of improvement in 2005. Competitive market pressures limited our ability to pass these cost increases to our customers; thus eroding our earnings in 2005 and 2006. We anticipate that these inflationary pressures will continue to adversely impact our operations in 2007.

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

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, and the recoverability of any claims.

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

Allowance for Doubtful Accounts

We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments, and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results.

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets, including intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The review for impairment of these long-lived assets takes into account estimates of future cash flows. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Accruals for Contingent Liabilities

From time to time, contingencies, such as insurance and legal claims, arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluating whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal, and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2006 because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 provides guidance on the approach that companies must follow in quantifying misstatements of their financial statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year beginning October 1, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of SFAS No. 87, 88, 106 and 123R.” SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for our fiscal year beginning October 1, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At September 30, 2006, $21.4 million was outstanding bearing interest at approximately 7.25% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $400,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pound Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.

While we do not currently have any derivative contracts to hedge our exposure to foreign currency exchange risk, we have in the past and may in the future enter into such contracts.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in Fiscal 2006. We continue to experience price increases with some of our key raw materials. Competitive market pressures have limited our ability to pass these cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powell Industries, Inc.:

We have completed integrated audits of Powell Industries, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2006 and October 31, 2005, and the results of their operations and their cash flows for the eleven months ended September 30, 2006 and each of the two years in the period ended October 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded General Electric Company’s Medium Voltage Switchgear and Circuit Breakers business (“Power/Vac®”) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during the year ended September 30, 2006. We have also excluded the Power/Vac® business from our audit of internal control over financial reporting. The Power/Vac® business’s total revenues and total assets represent 4% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

PricewaterhouseCoopers LLP

Houston, Texas
December 8, 2006

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	October 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$10,495	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $1,044 and $567, respectively	108,002	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	43,067	35,328
Inventories, net	28,940	21,616
Income taxes receivable	44	507
Deferred income taxes	—	1,836
Prepaid expenses and other current assets	2,398	4,461

Total Current Assets	192,946	162,177
Property, plant and equipment, net	60,336	55,678
Goodwill	1,084	203
Intangible assets, net	32,263	3,505
Other assets	5,495	5,096

Total Assets	$292,124	$226,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,510	$2,095
Income taxes payable	156	1,185
Accounts payable	44,377	22,104
Accrued salaries, bonuses and commissions	13,183	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	16,752	15,742
Accrued product warranty	3,443	1,836
Other accrued expenses	9,806	5,957

Total Current Liabilities	96,227	58,739
Long-term debt and capital lease obligations, net of current maturities	33,886	19,436
Deferred compensation	1,735	1,918
Other liabilities	1,236	1,871

Total Liabilities	133,084	81,964

Commitments and Contingencies (Note K)
Minority Interest	278	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,924,046 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	12,776	10,252
Retained earnings	146,490	136,670
Treasury stock, 77,687 and 152,455 shares respectively, at cost	(525)	(1,417)
Accumulated other comprehensive income (loss)	817	(11)
Deferred compensation	(906)	(1,190)

Total Stockholders’ Equity	158,762	144,414

Total Liabilities and Stockholders’ Equity	$292,124	$226,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Revenues	$374,547	$256,645	$206,142
Cost of goods sold	303,304	212,785	170,165

Gross profit	71,243	43,860	35,977
Selling, general and administrative expenses	55,345	41,846	35,357
Gain on sale of land and building	—	(1,052)	—

Income before interest, income taxes and minority interest	15,898	3,066	620
Interest expense	1,625	721	136
Interest income	(927)	(1,107)	(880)

Income before income taxes and minority interest	15,200	3,452	1,364
Income tax provision (benefit)	5,383	1,138	(282)
Minority interest in net income (loss)	(3)	63	(23)

Net income	$9,820	$2,251	$1,669

Net earnings per common share:
Basic	$0.90	$0.21	$0.16

Diluted	$0.89	$0.21	$0.15

Weighted average shares:
Basic	10,876	10,779	10,688

Diluted	11,089	10,928	10,774

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumu-
							lated
							Other
	Other						Compre-
	Compre -			Additional			hensive	Deferred
	hensive	Common Stock		Paid-In	Retained	Treasury	Income	Compen-
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	sation	Total

Balance, October 31, 2003		10,994	$110	$8,961	$132,750	$(3,312)	$(118)	$(2,027)	$136,364
Net income	$1,669				1,669				1,669
Foreign currency translation adjustments	17						17		17
Change in value of marketable securities, net of $85 income taxes	155						155		155
Amortization of deferred compensation-ESOP								297	297
Exercise of stock options				240		798			1,038
Income tax benefit from stock options exercised				157					157
Amortization of restricted stock								63	63
Issuance of stock		6		75					75

Comprehensive Income	$1,841

Balance, October 31, 2004		11,000	110	9,433	134,419	(2,514)	54	(1,667)	139,835
Net income	$2,251				2,251				2,251
Foreign currency translation adjustments	5						5		5
Change in value of marketable securities, net of $9 income taxes	(26)						(26)		(26)
Unrealized loss on fair value hedge	(44)						(44)		(44)
Amortization of deferred compensation-ESOP								317	317
Exercise of stock options				433		1,097			1,530
Income tax benefit from stock options exercised				354					354
Amortization of restricted stock								160	160
Issuance of stock		2		32					32

Comprehensive Income	$2,186

Balance, October 31, 2005	$9,820	11,002	110	10,252	136,670	(1,417)	(11)	(1,190)	144,414
Net income					9,820				9,820
Foreign currency translation adjustments	784						784		784
Realized loss on fair value hedge	44						44		44
Amortization of deferred compensation-ESOP								311	311
Exercise of stock options				297		636			933
Stock-based compensation				1,989					1,989
Income tax benefit from stock options exercised				204					204
Amortization of restricted stock				138				102	240
Deferred compensation — restricted stock				(119)				119	—
Issuance of restricted stock				15		256		(248)	23

Comprehensive Income	$10,648

Balance, September 30, 2006		11,002	$110	$12,776	$146,490	$(525)	$817	$(906)	$158,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Operating Activities:
Net income	$9,820	$2,251	$1,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,188	4,623	4,310
Amortization	1,310	643	159
Amortization of unearned restricted stock	240	159	64
Minority interest earnings (loss)	(3)	63	(23)
Gain on disposition of assets	(20)	(935)	(184)
Loss on impairment of assets	—	—	535
Net realized gain on sale of available-for-sale securities	—	(28)	—
Stock-based compensation	1,989	—	—
Bad debt expense	477	9	498
Deferred income taxes	(233)	(207)	(1,718)
Tax benefit from exercise of stock options	—	353	156
Changes in operating assets and liabilities:
Accounts receivable, net	(42,278)	(17,979)	2,122
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,514)	(10,998)	12,353
Inventories	(7,116)	(2,525)	2,193
Prepaid expenses and other current assets	1,962	(37)	(728)
Other assets	1,093	(137)	72
Accounts payable and income taxes payable	20,888	1,722	(860)
Accrued liabilities	8,699	2,173	1,663
Billings in excess of costs and estimated earnings on uncompleted contracts	898	(877)	1,958
Deferred compensation	152	506	491
Other liabilities	(207)	32	178

Net cash provided by (used in) operating activities	(4,655)	(21,189)	24,908

Investing Activities:
Proceeds from sale of fixed assets	817	879	1,766
Proceeds from maturities and sales of available-for-sale securities	—	3,817	2,773
Purchases of property, plant and equipment	(8,435)	(6,108)	(6,472)
Purchase of additional interest in consolidated subsidiary	—	—	(66)
Proceeds from sale of short-term auction rate securities	8,200	48,569	31,225
Purchases of short-term auction rate securities	—	(6,350)	(56,585)
Purchases of marketable securities	—	—	(1,018)
S&I acquisition	—	(19,167)	—
Louisiana acquisition	(1,524)	—	—
Power/Vac acquisition	(9,745)	—	—

Net cash provided by (used in) investing activities	(10,687)	21,640	(28,377)

Financing Activities:
Borrowings on US revolving line of credit	7,746	9,579	516
Payments on US revolving line of credit	(4,746)	(9,579)	(516)
Borrowings on UK revolving line of credit	—	4,260	—
Payments on UK revolving line of credit	(2,037)	—	—
Borrowings on UK term loan	—	10,598	—
Payments on UK term loan	(1,669)	—	—
Payments on capital lease obligations	(82)	(474)	(458)
Proceeds from short-term financing	944	—	—
Payments on short-term financing	(320)	—	—
Debt issuance costs	(75)	(501)	—
Proceeds from exercise of stock options	778	1,530	1,038
Tax benefit from exercise of stock options	204	—	—

Net cash provided by financing activities	743	15,413	580

Net increase (decrease) in cash and cash equivalents	(14,599)	15,864	(2,889)
Effect of exchange rate changes on cash and cash equivalents	250	6	—
Cash and cash equivalents at beginning of year	24,844	8,974	11,863

Cash and cash equivalents at end of year	$10,495	$24,844	$8,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

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

On December 13, 2005, we announced a change in our fiscal year end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the current fiscal year will be reported as an 11 month period ending on September 30, 2006 (“Fiscal 2006”).

On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line herein as “Power/Vac®.” The operating results of the Power/Vac® product line are included from the acquisition date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included from the acquisition date.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included from the acquisition date.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Cash paid (received) during the period for:
Interest	$2,113	$567	$134
Income taxes	4,395	(267)	1,930
Non-cash investing and financing activities:
Change in fair value of marketable securities, net of $0, $9 and $85 income taxes, respectively	—	26	207
Assets acquired under capital lease obligations	—	—	200
Accrued property, plant and equipment additions	—	156	—
Note receivable from sale of property	—	1,350	—
Deferred acquisition payable	20,273	—	—

Marketable Securities

Marketable securities consist of variable rate money market accounts that are classified as available-for-sale. These investments are carried at fair value.

Fair Value of Financial Instruments

Financial instruments include cash, short-term investments, marketable securities, receivables, payables, and debt obligations. Except as described below, due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to LIBOR or the bank’s prime rate.

The deferred acquisition payable was discounted based on a rate of approximately 6.6% which approximated our incremental borrowing rate for obligations of a similar nature. This rate was determined in August 2006. The carrying amount of this debt approximates fair value.

Accounts Receivable and Market Risk

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2006 and October 31, 2005, accounts receivable included retention amounts of $4.5 million and $5.4 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.8 million of the retained amount at September 30, 2006,

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is expected to be collected subsequent to September 30, 2007. No customers accounted for 10% or more of our consolidated accounts receivable balances as of fiscal years ended September 30, 2006 and October 31, 2005.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. The amounts recorded involve the use of judgments and estimates, thus, actual recoverable amounts could differ from original assumptions. See Note K — Commitments and Contingencies for a discussion related to certain costs recorded in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of the carrying amount of long-lived assets, including intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The review for impairment of these long-lived assets takes into account estimates of future cash flows. For assets held for sale or disposal, the fair value of the asset is measured using quoted market prices or an estimation of net realizable value. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives. For additional information regarding our intangible assets, see Note J.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2006 because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total labor dollars or hours incurred to date to the total estimated labor dollars or hours estimated at completion. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $4.2 million, $2.8 million and $3.5 million in fiscal years 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, “Accounting for Stock-Based Compensation,” which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in fiscal 2006 was not material.

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

In accordance with SFAS No. 123R, we recognized approximately $0.9 million in selling, general and administrative expenses of non-cash compensation expense related to the modification at July 31, 2006. After the modification adjustment, there was approximately $1.6 million of unrecognized non-cash compensation expense related to non-vested stock options at September 30, 2006. Of the $1.6 million unrecognized compensation expense, $0.3 million will be expensed over a revised weighted-average period of approximately 1.5 years. The remaining $1.3 million is expected to be recognized over a weighted-average period of approximately 2.1 years. In addition, at

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock which is expected to be recognized over a period of approximately 1.5 years.

The following table presents the pro forma effect on net income and earnings per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R (in thousands except per share amounts):

	Years Ended October 31,
	2005	2004

Net income as reported	$2,251	$1,669
Less: Stock option compensation expense, net of taxes	(792)	(802)

Net income, pro forma	$1,459	$867

Basic earnings per share:
As reported	$0.21	$0.16

Pro forma	$0.14	$0.08

Diluted earnings per share:
As reported	$0.21	$0.15

Pro forma	$0.13	$0.08

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

During 2005, we sold corporate bonds that were classified as available-for-sale securities. We recognized the gain on the sale of these securities in our consolidated statement of operations, and the unrealized gain shown in accumulated other comprehensive income was affected by this reclassification adjustment as follows (in thousands):

October 31,
2005

Unrealized holding gains arising during period	$2
Less: Reclassification adjustment for gains included in net income	(28)

Net unrealized gains on marketable securities	$(26)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 provides guidance on the approach that companies must follow in quantifying misstatements of their financial statements. SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year beginning October 1, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, 106 and 123R.” SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for our fiscal year beginning October 1, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

C.	Stock-Based Compensation

The Company has the following stock-based compensation plans:

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. At the April 15, 2005 Annual Meeting, stockholders approved an amendment to the 1992 Plan to increase the number of shares available for issuance under the plan

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from 2.1 million shares to 2.7 million shares. There were no stock grants during fiscal 2006, 2005 and 2004. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There were 0.5 million shares available to be granted under this plan as of September 30, 2006.

The 2000 Non-Employee Stock Option Plan, as amended, was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Annually, each eligible Director who is continuing to serve as a Director will receive a grant of an option to purchase 2,000 shares of our common stock. The total number of shares of our common stock available under this plan was 33,000 as of September 30, 2006. Stock options granted to the Directors are non-qualified and are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted have expiration terms of seven years from the date of grant and will vest in full one year from the grant date. There will be no further grants awarded under this plan. The Compensation Committee of the Board of Directors plans to terminate the 2000 Non-Employee Director Stock Option Plan after all outstanding options have been exercised or have expired.

The Restricted Stock Plan was adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, annually each eligible director will receive 2,000 shares of restricted stock on the date of the June Board of Directors meeting. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock or any combination thereof. The restricted stock grants vest 50 percent per year over a two year period on each anniversary of the grant date. Unless sooner terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the Plan was 126,000 as of September 30, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity (number of shares) for the Company was as follows:

			Remaining
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(Years)	(In thousands)

Outstanding at October 31, 2003	986,763	$15.06
Granted	27,000	16.38
Exercised	(82,986)	12.47
Forfeited	(103,384)	15.91

Outstanding at October 31, 2004	827,393	15.26
Granted	275,000	18.42
Exercised	(116,503)	13.28
Forfeited	(77,200)	16.50

Outstanding at October 31, 2005	908,690	16.37
Granted	—	—
Exercised	(66,400)	14.05
Forfeited	(109,520)	11.06

Outstanding at September 30, 2006	732,770	17.37	4.44	$3,207

Exercisable at September 30, 2006	540,290	17.32	3.97	$2,373

The following table summarizes information about stock options outstanding as of September 30, 2006:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/06	Contractual Life	Price	09/30/06	Price

$8.44 - $ 8.50	2,000	1.4	$8.44	2,000	$8.44
13.06 - 15.10	212,883	4.4	15.09	161,403	15.09
16.30 - 18.44	493,887	4.5	18.07	354,887	17.98
23.48 - 27.10	24,000	3.1	23.91	22,000	23.92

Total Options	732,770	4.4	17.37	540,290	17.32

No options were granted during fiscal year ended September 30, 2006. The weighted average fair value of options granted was $10.31 and $7.63 per option for the fiscal years ended October 31, 2005 and October 31, 2004, respectively.

D.	Acquisitions

General Electric Company’s Medium Voltage Switchgear and Circuit Breakers (“Power/Vac®”)

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities and is estimated to be completed during the first half of 2008. GE will continue to manufacture products and supply them to Powell during the transition period. Following the transition period, the new product line will be manufactured in Houston, Texas and will require between 300 and 350 employees.

This acquisition supports our strategy to expand our product offerings and enhance our customer base. This product line has typically been marketed to customers in the distribution, commercial, industrial, and utilities sectors. The Power/Vac® product line will be marketed through the existing sales force of GE as well as our own sales team.

The $32.0 million purchase price consisted of an initial payment of $8.5 million paid at closing from existing cash and short-term marketable securities with the remainder payable in four installments every 10 months over the next 40 months of $5.5 million, $6.25 million, $6.25 million and $5.5 million, respectively. The deferred installments result in a discounted purchase price of approximately $28.8 million based on an assumed discount rate of 6.6%. Approximately $1.2 million of expenses were incurred related to the acquisition resulting in a total discounted purchase price of $30.0 million. We are also required to purchase the remaining inventory at the end of the transition period for the carrying value of such inventory in seller’s accounting records and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

In connection with the acquisition, we entered into a lease agreement for a facility in Houston, Texas, which increased our manufacturing space by approximately 140,000 square feet. The lease will cost approximately $34,000 per month.

The discounted purchase price (including expenses) allocation was as follows (in thousands):

		Estimated
	Amount	Life

Supply agreement	$17,570	15 years
Unpatented technology	5,300	6 years
Non-compete agreement	4,010	5 years
Trademark	2,650	15 years
Equipment, tools and dies	400	5 to 7 years
Goodwill (tax deductible)	88	—

Total purchase price	$30,018

The amounts assigned to intangible assets were estimated by management with the assistance of an independent valuation specialist. These assets will be amortized over their estimated useful lives which approximates the related contractual terms of the applicable agreements.

Switchgear & Instrumentation Limited (“S&I”)

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited. We refer to the acquired business herein as “S&I.” S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of our overall strategy to increase our international presence. S&I affords us the opportunity to serve our customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engineered-to-order solutions. S&I is a supplier of medium- and low-voltage switchgear, intelligent motor control systems, and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from existing cash and investments and the balance was provided from the UK Term Loan (as defined in Note H herein). The results of operations of S&I are included in the Company’s Consolidated Financial Statements from July 4, 2005. The consolidated balance sheet of Powell Industries, Inc. includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value.

The purchase price allocation was as follows (in thousands):

		Estimated
	Amount	Life

Accounts receivable	$4,730	N/A
Costs and estimated earnings in excess of billings	4,492	N/A
Inventories	3,745	N/A
Prepaid expenses and other current assets	379	N/A
Property, plant and equipment	9,542	3 to 25 years
Unpatented technology	2,175	7 years
Tradenames	1,025	10 years
Backlog	646	6 months
Accounts payable	(5,793)	N/A
Billings in excess of costs and estimated earnings	(1,440)	N/A
Other accrued expenses	(334)	N/A

Total purchase price	$19,167

The amounts assigned to property, plant and equipment were based on independent appraisals of the property and plant, as well as the more significant pieces of machinery and equipment.

Pro Forma Results for Power/Vac® and S&I Acquisitions (Unaudited)

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc., the acquisition of S&I assuming the acquisition was completed on November 1, 2003 and the acquisition of Power/Vac®assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Revenues	$444,381	$372,572	$287,143
Net income	$11,720	$1,770	$4,133
Net earnings per common share:
Basic	$1.08	$0.16	$0.39
Diluted	$1.06	$0.16	$0.38

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma information includes operating results of S&I and the Power/Vac® product line prior to the acquisition dates adjusted to include the pro forma impact of the following:

Power/Vac® 2006 and 2005

1) Impact of additional interest expense related to borrowings under the existing Powell credit agreement to fund the $32.0 million purchase price;

2) Impact of the amortization expense related to intangible assets;

3) Impact of depreciation expense related to equipment;

4) Impact of additional sales commissions required to be paid under the agreement; and

5) Allocation of an income tax provision.

S&I 2005 and 2004

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

4)	Impact of amortization expense related to intangible assets; and

5)	Adjustment to the income tax provision to reflect the statutory rate in the United Kingdom.

The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

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

Louisiana Acquisition

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. This acquisition allows us to extend sales and service to the Eastern Gulf Coast Region. Based on fair value estimates, approximately $0.6 million of the purchase price was allocated to property, plant and equipment, $0.1 million to a non-compete agreement, $0.6 million to assembled workforce and the remaining $0.2 million to goodwill. As this acquisition is not material to the consolidated financial results or financial position of the Company, no additional disclosure is included in these Notes to Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Numerator:
Net income	$9,820	$2,251	$1,669

Denominator:
Denominator for basic earnings per share-weighted average shares	10,876	10,779	10,688
Dilutive effect of stock options and restricted stock	213	149	86

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,089	10,928	10,774

Net earnings per share:
Basic	$0.90	$0.21	$0.16

Diluted	$0.89	$0.21	$0.15

For the years ended September 30, 2006, October 31, 2005 and October 31, 2004, options to purchase approximately 24,000, 24,000 and 352,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

F.	Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,	October 31,
	2006	2005

Balance at beginning of period	$567	$617
Adjustments to the allowance	468	9
Deductions for uncollectible accounts written off, net of recoveries	6	(59)
Increase due to foreign currency translation	3	—

Balance at end of period	$1,044	$567

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	September 30,	October 31,
	2006	2005

Balance at beginning of period	$1,836	$1,545
Adjustments to the accrual	3,787	1,787
Deductions for warranty charges	(2,223)	(1,496)
Increase due to foreign currency translation	43	—

Balance at end of period	$3,443	$1,836

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The components of inventories are summarized below (in thousands):

	September 30,	October 31,
	2006	2005

Raw materials, parts and subassemblies	$18,772	$12,794
Work-in-progress	10,168	8,822

Total inventories	$28,940	$21,616

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,	October 31,
	2006	2005

Costs incurred on uncompleted contracts	$300,247	$293,741
Estimated earnings	64,964	55,360

	365,211	349,101
Less: Billings to date	338,896	329,515

	$26,315	$19,586

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,067	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,752)	(15,742)

	$26,315	$19,586

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,	October 31,	Range of
	2006	2005	Asset Lives

Land	$7,716	$7,559	—
Buildings and improvements	43,383	43,189	3-39 Years
Machinery and equipment	36,996	34,946	3-15 Years
Furniture and fixtures	2,385	2,135	3-10 Years
Construction in process	9,672	2,980	—

	100,152	90,809
Less: Accumulated depreciation	(39,816)	(35,131)

Total property, plant and equipment, net	$60,336	$55,678

Included in property and equipment are assets under capital lease of $246,000 and $299,000 at September 30, 2006 and October 31, 2005, respectively, with related accumulated depreciation of $127,000 and $124,000,

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Depreciation expense, including the depreciation of capital leases, was $5.2 million, $4.6 million and $4.3 million for fiscal years 2006, 2005 and 2004, respectively.

G.	Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee’s salary. We recognized expenses of $1.2 million, $1.3 million and $1.2 million in fiscal years 2006, 2005 and 2004, respectively, under this plan primarily related to matching contributions.

Employee Stock Ownership Plan

We have an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At September 30, 2006 and October 31, 2005, there were 559,264 and 581,274 shares in the trust with 417,936 and 395,083 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million. This loan will be repaid by the ESOP over a twenty-year period with equal payments of $424,000 per year, including interest at seven percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying Consolidated Balance Sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The deferred compensation account is amortized as compensation expense over twenty years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. Compensation expense for fiscal years 2006, 2005, and 2004 was $311,000, $317,000, and $297,000, respectively, and interest income for fiscal years 2006, 2005, and 2004 was $78,000, $107,000, and $128,000, respectively. The receivable from the ESOP is recorded as a reduction from stockholders’ equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of September 30, 2006 and October 31, 2005, the remaining ESOP receivable was $0.9 million and $1.2 million, respectively.

Retiree Medical Plan

We have a plan to extend to retirees health benefits which are available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service, age 55 or more but less than 65, who retire on or after January 1, 2000. The retiree is required to pay the COBRA rate less a subsidy provided by the Company based on years of service at the time of retirement.

For the year ended September 30, 2006, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of November 1, 2005, our measurement date.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the components of net periodic benefit expense, funded status, the change in funded status, and the change in accumulated benefit obligation of the postretirement benefit plans (in thousands):

	11 Months
	Ended	Years Ended
	September 30,	October 31,
	2006	2005	2004

Components of net periodic postretirement benefit expense:
Service cost	$42	$75	$75
Interest cost	39	69	73
Prior service cost	97	106	108
Net gain recognized	(75)	(33)	(26)

Net periodic postretirement benefit expense	$103	$217	$230

Funded Status:
Retirees	$26	$88	$94
Fully eligible active participants	285	277	507
Other actual participants	521	447	754

Accumulated postretirement benefit obligation	832	812	1,355
Less unrecognized balances:
Prior service cost	619	716	822
Net actuarial gain	(933)	(977)	(544)

Net amount recognized	$1,146	$1,073	$1,077

Changes in accumulated postretirement benefit obligation:
Balance at beginning of year	$812	$1,355	$1,723
Service cost	42	75	75
Interest cost	39	69	73
Actuarial gain	(30)	(661)	(316)
Curtailment gain	—	—	(150)
Benefits paid	(31)	(26)	(50)

Balance at end of year	$832	$812	$1,355

Fair value of plan assets	$—	$—	$—

Weighted average assumptions:
Discount rate	5.7%	5.5%	5.8%

It is assumed that 40% of employees who are eligible will elect medical coverage, decreasing to 20% in 2015. The assumed health care cost trend measuring the accumulated postretirement benefit obligation was 9% at the beginning of fiscal year 2006. This trend is expected to grade down to 5% in fiscal year 2010. If the health care trend rate assumptions were increased or decreased by 1% as of September 30, 2006, the effect of this change on the accumulated postretirement benefit obligation would be approximately $48,000. The effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost from a 1% increase or decrease would be approximately $6,000. Net periodic postretirement benefit expense for fiscal 2006 was calculated using a discount rate of 5.5%.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, the cash flow estimates for expected benefit payments during each of the next ten years are as follows (in thousands):

Expected
Benefit
Year Ending September 30,	Payments

2007	$44
2008	57
2009	67
2010	83
2011	94
2012 through 2016	467

Statement of Financial Accounting Standards No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” requires employers to select a discount rate assumption to determine the present value of benefits under their benefits plans. The methodology to select the discount rate was determined to reflect the time value of money as of the measurement date of the benefit obligation and reflect the rates of return currently available on high quality fixed income securities whose cash flows match the timing and amount of benefit payments of the plan underlying the obligation. A bond matching exercise was performed to match the expected benefit payments with expected bond maturities as of October 31, 2006 and adjusted to September 30, 2006 using the relative changes in the indices.

H.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	October 31,
	2006	2005

US Revolver	$3,000	$—
UK Revolver	2,434	4,259
UK Term Loan	9,550	10,646
Deferred acquisition payable	20,273	—
Industrial development revenue bonds	6,400	6,400
Capital lease obligations	115	168
Other borrowings	624	58

Subtotal long-term debt and capital lease obligations	42,396	21,531
Less current portion	(8,510)	(2,095)

Total long-term debt and capital lease obligations	$33,886	$19,436

The annual maturities of long-term debt as of September 30, 2006 are as follows (in thousands):

	Long-Term
	Debt	Capital
Year Ending September 30,	Maturities	Leases	Total

2007	$8,460	$50	$8,510
2008	8,210	52	8,262
2009	7,867	13	7,880
2010	9,948	—	9,948
2011	3,396	—	3,396
Thereafter	4,400	—	4,400

Total long-term debt maturities	$42,281	$115	$42,396

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

US and UK Revolvers

On August 4, 2006, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity by $20.0 million to provide partial funding for the acquisition of the Power/Vac® product line and to provide working capital support for the Company. The Amended Credit Agreement expires on December 31, 2010. Expenses associated with the issuance of the Amended Credit Agreement are classified as deferred loan costs and totaled $576,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement.

The Amended Credit Agreement provides for a 1) $42.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $7.5 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $11.2 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restricts our ability to pay dividends. The Company did not meet its covenant requirements related to maximum capital expenditures and minimum tangible net worth at September 30, 2006. On December 7, 2006, these provisions of the Amended Credit Agreement were amended and the lender amended the covenants as of September 30, 2006. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $12.7 million for our outstanding letters of credit at September 30, 2006. There was £1.3 million, or approximately $2.4 million, outstanding under the UK Revolver and $3.0 million outstanding under the US Revolver as of September 30, 2006. The US Revolver and the UK Revolver expire on December 31, 2010.

UK Term Loan

The UK Term Loan provides for borrowings of £6.0 million, or approximately $11.2 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $9.4 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.9 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $562,000, began March 31, 2006 with the final payment due on March 31, 2010. As of September 30, 2006, £5.1 million, or $9.6 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months from the acquisition date. The deferred installments result in a discounted note payable of approximately $28.8 million at September 30, 2006 based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.2 million and is included in the current portion of long-term debt.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Exempt Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC periodically changes in amount to equal the outstanding balance of the Bonds and terminates on October 25, 2007. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 2.85% per annum on September 30, 2006.

We are currently engaged in an audit with the Internal Revenue Service (“IRS”) related to our tax exempt industrial development revenue bonds. We have furnished the IRS with the information requested in their audit. The IRS is reviewing these materials and has not yet informed us as to their conclusions. Based on our discussions with the IRS, management does not believe the outcome of this audit will have a material impact on the consolidated financial position or results of operations. Assuming an adverse conclusion was reached by the IRS, the Company could have to redeem the Bonds, with a penalty, using the available capacity under our Amended Credit Agreement.

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

I.	Income Taxes

The net deferred income tax asset (liability) is comprised of the following (in thousands):

	September 30,	October 31,
	2006	2005

Current deferred income taxes:
Gross assets	$4,044	$3,931
Gross liabilities	(4,374)	(2,095)

Net current deferred income tax asset (liability)	(330)	1,836

Noncurrent deferred income taxes:
Gross assets	3,026	2,240
Gross liabilities	(1,388)	(2,670)

Net noncurrent deferred income tax asset (liability)	1,638	(430)

Net deferred income tax asset	$1,308	$1,406

As of September 30, 2006, the noncurrent deferred income tax asset is included in other assets and the current deferred tax liability is included in other current liabilities on the Consolidated Balance Sheet.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	September 30,	October 31,
	2006	2005

Allowance for doubtful accounts	$234	$217
Stock-based compensation	507	—
Reserve for accrued employee benefits	1,429	1,388
Warranty reserves	888	608
Uncompleted long-term contracts	(4,374)	(1,851)
Depreciation and amortization	113	(1,574)
Deferred compensation	623	781
Postretirement benefits liability	449	473
Accrued legal	165	382
Uniform capitalization and inventory	1,269	1,389
Software development costs	(472)	(535)
Other	477	128

Net deferred income tax asset	$1,308	$1,406

The components of the income tax provision (benefit) are as follows (in thousands):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Current:
Federal	$3,533	$506	$1,318
State	518	43	186
Foreign	1,235	713	—
Deferred	97	(124)	(1,786)

Total income tax provision (benefit)	$5,383	$1,138	$(282)

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision (benefit) in each of the three years presented in the Consolidated Statements of Operations is as follows:

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004

Statutory rate	35%	34%	34%
Revised state tax exposure	—	1	(15)
State income taxes, net of federal benefit	3	3	5
Release of capital loss valuation allowance	—	—	(20)
Federal extraterritorial income exclusion	(1)	(12)	(27)
Non-taxable interest income	(1)	(7)	(8)
Other permanent tax items	—	15	8
Foreign rate differential	(1)	—	—
Other	—	(1)	2

Effective rate	35%	33%	(21)%

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35% in fiscal 2006 compared to 33% in fiscal 2005 and a benefit of (21)% in fiscal 2004. During 2005 and 2004, we recorded several tax adjustments related to the following items:

a) A $0.4 million benefit was recorded for the years ended 2005 and 2004 primarily for the benefit of revised extraterritorial income exclusion amounts. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2005 and 2004, as opposed to an aggregate basis as originally estimated;

b) A $0.3 million valuation allowance related to capital losses that was released in 2004. We entered into an agreement in 2005 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carry forward;

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

Our intangible assets consist of (1) goodwill which is not being amortized; (2) patents, trademarks, tradenames, non-compete agreements, a supply agreement, and purchased technologies which are amortized over their estimated useful lives; and (3) contract costs related to backlog acquired in the S&I acquisition which has been fully amortized as of September 30, 2006. We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. The statement requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

Upon adoption of SFAS No. 142, we estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value. All goodwill is in our Electrical Power Products segment. No impairment was identified as a result of performing our annual impairment test for fiscal years 2006, 2005 or 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of goodwill, intangible and other assets follows (in thousands):

	September 30, 2006		October 31, 2005
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill not subject to amortization	$1,265	$181	$384	$181
Intangible assets subject to amortization:
Supply agreement — Power/Vac®	17,570	195	—	—
Non-compete agreements	4,170	142	—	—
Patents and Trademarks	830	665	830	613
Tradenames and unpatented technology	12,113	1,418	3,212	139
Backlog — S&I	654	654	654	439
Deferred loan costs	809	269	734	102

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total

2007	$3,796
2008	3,754
2009	3,629
2010	3,599
2011	3,401

K.	Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2013. At September 30, 2006, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Operating
Years Ending September 30,	Leases

2007	$2,229
2008	1,211
2009	861
2010	560
2011	491
Thereafter	762

Total lease commitments	$6,114

Lease expense for all operating leases was $2.0 million, $1.8 million and $1.8 million for fiscal years 2006, 2005 and 2004, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $13.6 million as of September 30, 2006. We also had performance bonds totaling approximately $122.6 million that were outstanding at September 30, 2006.

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

Other Contingencies

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters including compensation for extra work and delay to the project.

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. Unless this matter is otherwise resolved, it is expected to go to trial in fiscal 2007 in Alameda County Superior Court, State of California. As of September 30, 2006, the Company had approximately $1.6 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. During the last three fiscal years, the Company’s gross profit has been reduced by approximately $2.3 million in fiscal 2006, $2.9 million in fiscal 2005 and $0.9 million in fiscal 2004 related to direct costs, including legal fees related to this dispute. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

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

On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line herein as “Power/

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vac®.” The operating results of the Power/Vac® product line are included in our Electrical Power Products segment from the acquisition date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included in our Electrical Power Products segment from the acquisition date.

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

Detailed information regarding our business segments is shown below (in thousands):

	11 Months
	Ended	Years Ended
	September 30,	October 31,
	2006	2005	2004

Revenues:
Electrical Power Products	$347,928	$220,123	$173,456
Process Control Systems	26,619	36,522	32,686

Total	$374,547	$256,645	$206,142

Gross profit:
Electrical Power Products	$63,678	$33,361	$29,122
Process Control Systems	7,565	10,499	6,855

Total	$71,243	$43,860	$35,977

Income (loss) before income taxes and minority interest:
Electrical Power Products	$13,458	$(438)	$(87)
Process Control Systems	1,742	3,890	1,451

Total	$15,200	$3,452	$1,364

	September 30,	October 31,
	2006	2005

Identifiable tangible assets:
Electrical Power Products	$238,798	$172,544
Process Control Systems	8,813	10,762
Corporate	10,626	39,013

Total	$258,237	$222,319

In addition, the Electrical Power Products business segment had $1,084,000 and $203,000 of goodwill and $32,263,000 and $3,505,000 of intangible and other assets as of September 30, 2006 and October 31, 2005, respectively, and corporate had $540,000 and $632,000 of deferred loan costs, as of September 30, 2006 and October 31, 2005, respectively, which are not included in identifiable tangible assets above.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

Revenues are as follows (in thousands):

	11 Months
	Ended	Years Ended
	September 30,	October 31,
	2006	2005	2004

Europe (including former Soviet Union)	$24,788	$6,346	$402
Far East	32,722	18,729	5,550
Middle East and Africa	29,278	10,103	12,384
North, Central and South America (excluding U.S.)	24,676	29,762	10,675
United States	263,083	191,705	177,131

Total revenues	$374,547	$256,645	$206,142

No single customer or country, other than the United States, accounted for more than 10 percent of consolidated revenues in fiscal years 2006, 2005 or 2004.

	September 30,	October 31,
	2006	2005

Long-lived assets:
United States	$50,994	$46,695
United Kingdom	9,290	8,950
Other	52	33

Total	$60,336	$55,678

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M.	Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2006 and October 31, 2005 (in thousands, except per share data):

	2006 Quarters
	First	Second	Third	Fourth (A)	2006 (A)

Revenues	$83,813	$98,431	$104,021	$88,282	$374,547
Gross profit	14,777	20,743	19,093	16,630	71,243
Net income	1,093	4,145	1,757	2,825	9,820
Basic earnings per share	0.10	0.38	0.16	0.26	0.90
Diluted earnings per share	0.10	0.37	0.16	0.25	0.89

	2005 Quarters
	First	Second	Third	Fourth (B)	2005

Revenues	$47,689	$58,914	$66,915	$83,127	$256,645
Gross profit	6,959	8,442	12,561	15,898	43,860
Net income (loss)	(1,426)	(295)	2,132	1,840	2,251
Basic earnings (loss) per share	(0.13)	(0.03)	0.20	0.17	0.21
Diluted earnings (loss) per share	(0.13)	(0.03)	0.19	0.17	0.21

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	The fourth quarter of 2006 includes two months of data and 2006 fiscal year includes 11 months of data, as we changed our fiscal year end from October 31 to September 30 effective September 30, 2006.

(B)	Net income includes a gain of approximately $1.1 million (pre-tax) related to the sale of a facility.

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

N.	Consolidation of Operations

To reduce overhead costs and improve efficiency, we initiated a consolidation plan in fiscal 2004 to reduce the number of operating locations within our Electrical Power Products segment. The majority of our consolidation changes related to severance and employee benefit expenses for involuntary terminations in 2004. Consolidation costs of $1.8 million and $0.4 million were recorded in cost of sales and selling, general and administrative expenses, respectively, for the year ended October 31, 2004. As of June 30, 2004, the consolidation of our Greenville, Texas, facility into our North Canton, Ohio, facility was completed, resulting in the transfer of our distribution switch product lines. In October 2004, we completed the consolidation of our bus duct product lines by combining our Elyria, Ohio, operations into our Northlake, Illinois, facility. As of January 31, 2005, the consolidation of our Watsonville, California, operations into our Houston, Texas, facility was completed, resulting in the transfer of our power electronics product lines to Houston. The consolidation of our operations resulted in the involuntary termination of approximately 100 employees.

As of October 31, 2004, the unpaid balance of the consolidation costs of approximately $504,000 was included in accrued salaries, bonuses and commissions on the Consolidated Balance Sheet. During the first quarter of fiscal 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Consolidated Statement of Operations. As of October 31, 2005, all amounts had been paid related to this consolidation effort.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2006.

Pursuant to guidance from the Securities and Exchange Commission, because the acquisition of the Power/Vac® line constitutes a material purchase business combination and occurred during Fiscal 2006, the evaluation did not include an assessment of internal control over financial reporting related to the ANSI medium voltage switchgear and circuit breaker business acquired from GE in August 2006. Total revenues and total assets of such ANSI medium voltage switchgear and circuit breaker business represent 4% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006 (see Note D of Notes to Consolidated Financial Statements).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, which appears herein.

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2006, under the heading set forth above.

Item 11.	Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2006, under the heading set forth above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2006, under the heading set forth above.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2006, under the heading set forth above.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2006, under the heading set forth above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.  Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.

2. Financial Statement Schedule.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number			Description of Exhibits

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

Number			Description of Exhibits

3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*10	.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.
10.18		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Description of Exhibits

**10	.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.20		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.

By:	/s/ Thomas W. Powell
Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Don R. Madison
Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director

Date: December 8, 2006

EXHIBIT INDEX

Number			Exhibit Title

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3		Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Exhibit Title

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*10	.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.
10.18		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.20		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.