Form 10-Q
period 2006-12-31
POWELL INDUSTRIES INC
filed 2007-02-09
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006.
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
     Common Stock, par value $.01 per share; 11,050,579 shares outstanding as of February 6, 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended December 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)	(See Note A)
Assets
Current Assets:
Cash and cash equivalents	$4,955	$10,495
Accounts receivable, less allowance for doubtful accounts of $1,119 and $1,044, respectively	111,648	108,002
Costs and estimated earnings in excess of billings on uncompleted contracts	52,325	43,067
Inventories, net	36,712	28,940
Income taxes receivable	1,291	44
Deferred income taxes	162	—
Prepaid expenses and other current assets	5,813	2,398

Total Current Assets	212,906	192,946
Property, plant and equipment, net	64,521	60,336
Goodwill	1,084	1,084
Intangible assets, net	31,498	32,263
Other assets	5,670	5,495

Total Assets	$315,679	$292,124

Liabilities and Stockholders’ Equity

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,454	$8,510
Income taxes payable	1,761	156
Accounts payable	39,263	44,377
Accrued salaries, bonuses and commissions	11,148	13,183
Billings in excess of costs and estimated earnings on uncompleted contracts	37,536	16,752
Accrued product warranty	3,836	3,443
Other accrued expenses	8,041	9,806

Total Current Liabilities	110,039	96,227
Long-term debt and capital lease obligations, net of current maturities	38,295	33,886
Deferred compensation	1,739	1,735
Postretirement benefits obligation	1,171	1,146
Other liabilities	63	90

Total Liabilities	151,307	133,084

Commitments and contingencies (Note G)

Minority interest	337	278

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,002,779 and 11,001,733 shares issued, respectively; 11,002,779 and 10,924,046 shares outstanding, respectively	110	110
Additional paid-in capital	13,830	12,776
Retained earnings	149,382	146,490
Treasury stock, -0- and 77,687 shares, respectively, at cost	—	(525)
Accumulated other comprehensive income	1,533	817
Deferred compensation	(820)	(906)

Total Stockholders’ Equity	164,035	158,762

Total Liabilities and Stockholders’ Equity	$315,679	$292,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2006	January 31, 2006
	(See Note A)
Revenues	$122,776	$83,813

Cost of goods sold	101,319	69,036

Gross profit	21,457	14,777

Selling, general and administrative expenses	16,274	12,984

Income before interest, income taxes and minority interest	5,183	1,793

Interest expense	688	335

Interest income	(180)	(302)

Income before income taxes and minority interest	4,675	1,760

Income tax provision	1,724	649

Minority interest in net income	59	18

Net income	$2,892	$1,093

Net earnings per common share:

Basic	$0.26	$0.10

Diluted	$0.26	$0.10

Weighted average shares:

Basic	10,942	10,853

Diluted	11,121	11,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2006	January 31, 2006
	(See Note A)
Operating Activities:
Net income	$2,892	$1,093
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,551	1,470
Amortization	947	335
Amortization of unearned restricted stock	68	52
Stock-based compensation	206	417
Bad debt expense	58	98
(Gain) loss on disposition of assets	(10)	48
Deferred income taxes	(182)	331
Minority interest earnings	59	18
Changes in operating assets and liabilities:
Accounts receivable, net	(2,984)	2,914
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,054)	(9,195)
Inventories	(7,588)	(3,607)
Prepaid expenses and other current assets	(4,694)	(2,985)
Other assets	(42)	1,301
Accounts payable and income taxes payable	(3,968)	816
Accrued liabilities	(3,580)	(725)
Billings in excess of costs and estimated earnings on uncompleted contracts	20,645	2,678
Deferred compensation	90	(111)
Other liabilities	1	117

Net cash used in operating activities	(5,585)	(4,935)

Investing Activities:
Proceeds from sale of fixed assets	155	21
Purchases of property, plant and equipment	(5,430)	(1,178)
Purchases of short-term auction rate securities	—	(2,000)

Net cash used in investing activities	(5,275)	(3,157)

Financing Activities:
Borrowings on U.S. revolving line of credit	8,892	2,820
Payments on U.S. revolving line of credit	(5,892)	(2,820)
Borrowings on UK revolving line of credit	1,959	—
Payments on UK revolving line of credit	(588)	—
Payments on short-term financing	(160)	—
Payments on capital lease obligations	(13)	(13)
Payments on tax exempt industrial development revenue bonds	(400)	—
Tax benefit from exercise of stock options	264	19
Proceeds from exercise of stock options	925	67

Net cash provided by financing activities	4,987	73

Net decrease in cash and cash equivalents	(5,873)	(8,019)
Effect of exchange rate changes on cash and cash equivalents	333	(9)
Cash and cash equivalents at beginning of period	10,495	24,844

Cash and cash equivalents at end of period	$4,955	$16,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year-End

Effective September 30, 2006, we changed our fiscal year from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is 30 days. Therefore, our consolidated operating results and cash flows for the three months ended December 31, 2006 (“first quarter of fiscal 2007”) will be compared to the operating results for the three months ended January 31, 2006 (“first quarter of fiscal 2006”).

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

Note B contains information related to our acquisition of medium voltage switchgear and circuit breaker product lines from General Electric in August 2006, herein referred to as “Power/Vac®.” Additionally, we acquired a service company located in Louisiana in July 2006. The operating results of both acquisitions are included in our Electrical Power Products business segment from their respective acquisition dates.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Powell Industries, Inc. and its wholly-owned subsidiaries (“we,” “us,” “our,” “Powell,” or the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Transition Report on Form 10-K for the year ended September 30, 2006. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments that are necessary for a fair presentation of our financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), we use the Black-Scholes option pricing model to estimate the fair value of our stock options. We apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on currency translation adjustments in foreign consolidated subsidiaries.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, 106 and 123R.” SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is required to be adopted by September 30, 2007. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

B.	ACQUISITION

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

General Electric Company’s Medium Voltage Switchgear and Circuit Breakers (“Power/Vac®”)

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities and is estimated to be completed during the first half of fiscal 2008. GE will continue to manufacture products and supply them to Powell during the transition period. Following the transition period, the new product line will be manufactured in Houston, Texas and will require between 300 and 350 employees. This acquisition supports our strategy to expand our product offerings and enhance our customer base. This product line has typically been marketed to customers in the distribution, commercial, industrial, and utilities sectors. The Power/Vac® product line will be marketed through the existing sales force of GE as well as our own sales team.

The $32.0 million purchase price consisted of an initial payment of $8.5 million paid at closing from existing cash and short-term marketable securities with the remainder payable in four installments every 10 months over the next 40 months from August 2006 of $5.5 million, $6.25 million, $6.25 million and $5.5 million, respectively. The deferred installments resulted in a discounted purchase price of approximately $28.8 million based on an assumed discount rate of 6.6%. Approximately $1.2 million of expenses were incurred related to the acquisition resulting in a total discounted purchase price of $30.0 million. We are also required to purchase the remaining inventory at the end of the transition period for the carrying value of such inventory in seller’s accounting records and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

We entered into a lease agreement for a facility in Houston, Texas, in connection with this acquisition, which increased our manufacturing space by approximately 140,000 square feet. The lease costs approximately $34,000 per month.

The discounted purchase price (including expenses) allocation was as follows (in thousands):

		Estimated
	Amount	Life
Supply agreement	$17,570	15 years
Unpatented technology	5,300	6 years
Non-compete agreement	4,010	5 years
Trademark	2,650	15 years
Equipment, tools and dies	400	5 to 7 years
Goodwill (tax deductible)	88	—

Total purchase price	$30,018

The amounts assigned to intangible assets were estimated by management with the assistance of an independent valuation specialist. These assets will be amortized over their estimated useful lives which approximate the related contractual terms of the applicable agreements.
The unaudited pro forma data presented below reflects the results for the first quarter of fiscal 2006 of Powell Industries, Inc. and the acquisition of Power/Vac® assuming the acquisition was completed on November 1, 2005 (in thousands, except per share data):

Three Months Ended
January 31, 2006
Pro forma revenues	$106,341
Pro forma net income	$2,234
Net earnings per common share:
Pro forma:
Basic	$0.21
Diluted	$0.20
As reported:
Basic	$0.10
Diluted	$0.10
The unaudited pro forma information includes the operating results of Power/Vac® prior to the acquisition date adjusted to include the pro forma impact of the following:
1)	Impact of additional interest expense related to the purchase price;

2)	Impact of amortization expense related to intangible assets;

3)	Adjustment to the income tax provision.
The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31, 2006	January 31, 2006
Numerator:
Net income	$2,892	$1,093

Denominator:
Denominator for basic earnings per share-weighted average shares	10,942	10,853
Dilutive effect of stock options and restricted stock	179	151

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,121	11,004

Net earnings per share:
Basic	$0.26	$0.10

Diluted	$0.26	$0.10

Excluded from the computation of diluted earnings per share were options to purchase approximately 2,000 and 24,000 shares of common stock for the three months ended December 31, 2006 and January 31, 2006, respectively. These options were excluded from the computation because the effect of the options was not dilutive as their exercise prices were greater than the average market price of our common stock.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Balance at beginning of period	$1,044	$567
Adjustments to the allowance	59	98
Deductions for uncollectible accounts written off, net of recoveries	—	—
Increase due to foreign currency translation	16	—

Balance at end of period	$1,119	$665

Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Balance at beginning of period	$3,443	$1,836
Adjustments to the accrual	984	727
Deductions for warranty charges	(642)	(460)
Increase due to foreign currency translation	51	—

Balance at end of period	$3,836	$2,103

Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2006	2006
Raw materials, parts and subassemblies	$23,641	$18,772
Work-in-progress	13,071	10,168

Total Inventories	$36,712	$28,940

Costs and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2006	2006
Costs incurred on uncompleted contracts	$315,747	$300,247
Estimated earnings	63,917	64,964

	379,664	365,211
Less: Billings to date	364,875	338,896

	$14,789	$26,315

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$52,325	$43,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,536)	(16,752)

	$14,789	$26,315

E.	COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Net income	$2,892	$1,093
Other comprehensive income, net of tax
Unrealized gain on foreign currency translation translation	716	13

Comprehensive income	$3,608	$1,106

F.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2006	2006
US Revolver	$6,000	$3,000
UK Revolver	4,506	2,434
UK Term Loan	9,404	9,550
Deferred acquisition payable	20,273	20,273
Industrial development revenue bonds	6,000	6,400
Capital lease obligations	103	115
Other borrowings	463	624

Subtotal long-term debt and capital lease obligations	46,749	42,396
Less current portion	(8,454)	(8,510)

Total long-term debt and capital lease obligations	$38,295	$33,886

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

The Amended Credit Agreement provides for a 1) $42.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pounds sterling) (approximately $7.8 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $11.8 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restricts our ability to pay dividends. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $13.2 million for our outstanding letters of credit at December 31, 2006. There was £2.3 million, or approximately $4.5 million, outstanding under the UK Revolver and $6.0 million outstanding under the US Revolver as of December 31, 2006.

UK Term Loan

The UK Term Loan provides for borrowings of £6.0 million, or approximately $11.8 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $0.6 million, began March 31, 2006 with the final payment due on March 31, 2010. As of December 31, 2006, £4.8 million, or $9.4 million, was outstanding under the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months from the acquisition date. The deferred installments result in a discounted note payable of approximately $28.8 million at December 31, 2006 based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.2 million and is included in the current portion of long-term debt.

Tax Exempt Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the

Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 4.0% per annum on December 31, 2006.

We are currently engaged in an audit with the Internal Revenue Service (“IRS”) related to our Bonds. We have furnished the IRS with the information requested in their audit. The IRS is reviewing these materials and has not yet informed us as to their conclusions. Based on our discussions with the IRS, management does not believe the outcome of this audit will have a material impact on the consolidated financial position or results of operations. Assuming an adverse conclusion was reached by the IRS, the Company could have to redeem the Bonds, with a penalty, using the available capacity under our Amended Credit Agreement.

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

G.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $14.0 million as of December 31, 2006. We also had performance bonds totaling approximately $118.6 million outstanding at December 31, 2006.

In November 2005, we entered into a new facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £15.0 million in bonds (approximately $29.4 million), 2) £1.5 million of forward exchange contracts and currency options (approximately $2.9 million), and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options. At December 31, 2006, we had outstanding bonds of £4.9 million, or approximately $9.7 million.

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

The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. This matter is currently being tried in court. As of December 31, 2006, the Company had approximately $1.8 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only revenue to the extent of costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.

See Note F for discussion related to our tax exempt industrial development revenue bonds.

H.	STOCK-BASED COMPENSATION

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a full description of the Company’s existing stock-based compensation plans.

Stock Options

Stock option activity for the three months ended December 31, 2006 is as follows:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at September 30, 2006	732,770	$17.37
Granted	—	—
Exercised	(61,633)	16.88
Forfeited	—	—

Outstanding at December 31, 2006	671,137	17.41	4.51	$5,491

Exercisable at December 31, 2006	486,737	17.40	4.02	$3,990

Additionally, 5,100 shares were issued in fiscal 2007 related to options exercised in fiscal 2006.

Restricted Stock

In September 2006, our Board of Directors approved the 2006 Equity Compensation Plan subject to stockholder approval. This plan allows the Company to grant certain employees restricted stock awards, incentive and non-qualified stock options, performance awards or stock appreciation rights. A total of 750,000 shares of our common stock have been authorized for issuance under this plan. The adoption of the 2006 Equity Compensation Plan has been submitted to the stockholders for approval at the stockholders meeting on February 23, 2007.

These RSU’s entitle the employee to receive common stock on the vesting date assuming that certain levels of performance are achieved. The vesting period ranges from one to three years. RSU’s do not have voting rights of common stock and the common shares underlying the RSU’s are not considered issued and outstanding.

For fiscal 2007, Powell will grant approximately 110,000 RSU’s upon stockholder approval. These RSU’s will have a grant date of February 23, 2007 upon approval of the stockholders. Compensation expense will be recorded for fiscal 2007 based on the closing price on February 23, 2007.

Additionally, 12,000 restricted shares were issued in the first quarter of fiscal 2007 under the Restricted Stock Plan.

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

The operating results of the Louisiana acquisition and the Power/Vac® product lines are included in our Electrical Power Products business segment as of their respective acquisition dates.

The tables below reflect certain information relating to our operations by segment. All revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate expenses and certain assets are allocated to the operating segments primarily based on revenues. The corporate assets are mainly cash and cash equivalents.

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Revenues:
Electrical Power Products	$117,343	$76,642
Process Control Systems	5,433	7,171

Total	$122,776	$83,813

Gross profit:
Electrical Power Products	$20,093	$13,064
Process Control Systems	1,364	1,713

Total	$21,457	$14,777

Income before income taxes and minority interest:
Electrical Power Products	$4,592	$1,399
Process Control Systems	83	361

Total	$4,675	$1,760

	December 31,	September 30,
	2006	2006
Identifiable tangible assets:
Electrical Power Products	$261,299	$238,798
Process Control Systems	9,678	8,813
Corporate	11,629	10,626

Total	$282,606	$258,237

In addition, the Electrical Power Products business segment had $1,084,000 and $1,084,000 of goodwill and $31,498,000 and $32,263,000 of intangible assets as of December 31, 2006 and September 30, 2006, respectively. Additionally, Corporate had $491,000 and $540,000 of deferred loan costs as of December 31, 2006 and September 30, 2006, respectively, which are not included in identifiable tangible assets above.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our Transition Report on Form 10-K for the eleven months ended September 30, 2006 (“Form 10-K”) as filed with the Securities and Exchange Commission. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K.
Overview
We develop, design, manufacture, and service equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, industrial, and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note I of Notes to Condensed Consolidated Financial Statements.
Effective September 30, 2006, we changed our fiscal year from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is 30 days. Therefore, our consolidated operating results and cash flows for the three months ended December 31, 2006 (“first quarter of fiscal 2007”) will be compared to the operating results for the three months ended January 31, 2006 (“first quarter of fiscal 2006”).
On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line as “Power/Vac®.” The operating results of the Power/Vac® product line are included from that date and are included in our Electrical Power Products business segment.
The Power/Vac® medium voltage switchgear product line enhances our product offering, comes with a large installed base and has a broad customer base across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15 year supply agreement with GE in which GE will purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, is expected to significantly strengthen our position in the marketplace and will enable us to reach a broader market and gain access to new customers. We are currently relocating the Power/Vac® product line from GE’s facility in West Burlington, Iowa to our facilities in Houston, Texas. The relocation of the product line and related activities is estimated to be completed in the first half of fiscal 2008. GE will continue to manufacture products and supply them to Powell during the transition period.
Overall, we continue to experience strong market demand for our products and services. Pricing in our markets has improved in conjunction with the overall increase in business activity that we saw in 2006. We believe this increase was a result of the petrochemical and utility markets entering into a new investment cycle in late fiscal 2005. Customer inquiries, or requests for proposals, steadily strengthened since the second half of fiscal 2005. This increase in customer inquiries led to increased orders in fiscal 2006 and accordingly a very strong backlog of orders continuing into fiscal 2007.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $39.0 million to $122.8 million in the first quarter of fiscal 2007 compared to $83.8 million in the first quarter of fiscal 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The acquisition of the Power/Vac® product line added revenues of $21.3 million in the first quarter of fiscal 2007. For the first quarter of fiscal 2007, domestic revenues increased by 29% to $79.4 million compared to the first quarter of fiscal 2006. Total international revenues were $43.4 million in the first quarter of 2007 compared to $22.4 million in the first quarter of fiscal 2006. International revenues increased primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit for the first quarter of fiscal 2007 increased by approximately $6.7 million to $21.5 million as a result of improved pricing, coupled with the acquisition of the Power/Vac® product line.

Electrical Power Products
Our Electrical Power Products segment recorded revenues of $117.3 million in the first quarter of fiscal 2007, which includes revenues of $21.3 million from the acquisition of the Power/Vac® product line compared to $76.6 million for the first quarter of fiscal 2006. In the first quarter of fiscal 2007, revenues from public and private utilities were approximately $38.3 million, compared to $22.7 million in the first quarter of fiscal 2006. Revenues from commercial and industrial customers totaled $72.5 million in the first quarter of fiscal 2007, an increase of $25.6 million compared to the first quarter of fiscal 2006. Municipal and transit projects generated revenues of $6.5 million in the first quarter of fiscal 2007 compared to $7.0 million in the first quarter of fiscal 2006.
Gross profit from the Electrical Power Products segment, as a percentage of revenues, was 17.1% in the first quarter of fiscal 2007, compared to 17.0% in the first quarter of fiscal 2006. Excluding the direct impact of the Power/Vac® product line acquisition, segment gross profit would have been approximately 20% in the first quarter of fiscal 2007. This increase in gross profit resulted from improved pricing and operating efficiencies, partially offset by inflationary pressures, primarily related to higher unit prices for copper compared to the first quarter of fiscal 2006.
Process Control Systems
Our Process Control Systems segment recorded revenues of $5.4 million in the first quarter of fiscal 2007, down from $7.2 million in the first quarter of fiscal 2006. Segment gross profit increased, as a percentage of revenues, to 25.1% in the first quarter of fiscal 2007 compared to 23.9% in the first quarter of fiscal 2006.
For additional information related to our business segments, see Note I of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 13.3% of revenues in the first quarter of fiscal 2007 compared to 15.5% of revenues in the first quarter of fiscal 2006. Selling, general and administrative expenses were $16.3 million for the first quarter of fiscal 2007, an increase of $3.3 million over the first quarter of fiscal 2006. Selling general and administrative expenses included $0.9 million and $0.3 million, for the first quarters of fiscal 2007 and 2006, respectively, related to non-cash amortization expense resulting from the amortization of intangibles related to acquisitions. The remainder of this increase of $2.4 million is primarily attributable to the increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs which are consistent with the increase in volume. Additionally, we recorded approximately $0.2 million in proceeds from a life insurance policy in the first quarter of fiscal 2006.
Interest Income and Expense
Interest expense was approximately $0.7 million in the first quarter of fiscal 2007, an increase of approximately $0.4 million compared to the first quarter of fiscal 2006. The increase in interest expense is primarily due to interest expense imputed on the discounted purchase price for the acquisition of the Power/Vac® product line.
Interest income was $0.2 million in the first quarter of fiscal 2007 compared to $0.3 million in the first quarter of fiscal 2006. This decrease resulted from the reduction in our cash available for investment.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 36.9% in the first quarter of fiscal 2007 and fiscal 2006. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income
In the first quarter of fiscal 2007 we generated net income of $2.9 million, or $0.26 per diluted share, compared to $1.1 million, or $0.10 per diluted share, in the first quarter of fiscal 2006. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity, have improved net income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
Backlog
The order backlog on December 31, 2006 was $384.5 million, compared to $355.1 million at September 30, 2006 and $286.5 million at the end of the first quarter of fiscal 2006. This increase is related to our acquisition of the Power/Vac® product line from GE. New orders placed during the first quarter of fiscal 2007 totaled $147.5 million compared to $111.3 million in the first quarter of fiscal 2006.
Liquidity and Capital Resources
Working capital was $102.9 million at December 31, 2006, compared to $96.7 million at September 30, 2006. As of December 31, 2006, current assets exceeded current liabilities by 1.9 times and our debt to capitalization ratio was 22.2%.
As of December 31, 2006, we had cash and cash equivalents of $5.0 million compared to $10.5 million as of September 30, 2006. Long-term debt and capital lease obligations, net of current maturities, totaled $38.3 million at December 31, 2006 compared to $33.9 million at September 30, 2006. We were in compliance with all debt covenants as of December 31, 2006.
As of December 31, 2006, we had $22.8 million available on the US Revolver and £1.7 million, or approximately $3.3 million, available on the UK Revolver.
Operating Activities
For the first quarter of fiscal 2007, cash used in operating activities was $5.6 million compared to cash used in operating activities of $4.9 million in the first quarter of fiscal 2006. This cash was principally used to fund growth in accounts receivable, inventories and costs related to projects which could not be billed under the contract terms.
Investing Activities
Cash used for the purchase of property, plant and equipment during the first quarter of fiscal 2007 was $5.4 million compared to $1.2 million for the first quarter of fiscal 2006. The majority of our 2007 capital expenditures were used to continue the implementation of our new Enterprise Resource Planning System (“ERP System”), and for expansion of two of our operating facilities.
Financing Activities
Cash provided by financing activities was $5.0 million for the first quarter of fiscal 2007 compared to $0.1 million in the first quarter of fiscal 2006. Borrowings on the line of credit were used to fund operations and capital expenditures.
Outlook
Our backlog of orders is approximately $384.5 million, the highest in the history of the Company. Customer inquiries, or requests for proposals, have strengthened during the last three fiscal years. We anticipate that strong business activities will continue throughout fiscal 2007.
Our Electrical Power Products segment has reported increased backlog for the last three fiscal years. Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. Our recent acquisitions have provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We have also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE. Over the next 15 years, GE is required to purchase from us (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We believe that new products and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.
Our Process Control Systems segment has been impacted by soft market conditions which we believe will begin to strengthen this year.
We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital this year due to increased business activity and the Power/Vac® product line acquisition. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future. Any strategic acquisition of a new business(es) or product line(s) could require additional borrowings.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rate in effect at the end of the period reported. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of stockholders’ equity, in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our condensed consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. The Company’s net exposure on its investment in S&I is offset by the UK Term Loan which is payable in pounds sterling. Additionally, expenses associated with our international operations are generally contracted and paid for in the same local currencies.
We are subject to market risk resulting from changes in interest rates related to our outstanding debt. Regarding our various debt instruments outstanding at December 31, 2006, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $0.5 million. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid profit margin erosion. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in recent years. We continue to experience price pressures with some of our key raw materials. Competitive market pressures have limited our ability to pass these cost increases to our customers in the past. While improved market prices have allowed us to offset these raw material cost increases, the long-term nature of our contracts expose us to potential cost increases which may negatively impact our profit on a particular contract. Fluctuations in commodity prices could have a material effect on our future earnings and cash flows.
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
We also maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. During the first quarter of fiscal 2007, management continued the Oracle implementation which began in fiscal 2006 by replacing its general ledger and consolidation software in its corporate division. This conversion to Oracle involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the Oracle implementation. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company is currently pursuing the recovery of amounts owed under the contract, as well as legal and other costs incurred to prosecute its claim. This matter is currently being tried in Alameda County Superior Court, State of California. As of December 31, 2006, the Company had approximately $1.8 million recorded in the consolidated balance sheet for contractually owed amounts in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to its portion of this contract. Consistent with Company policy, only costs of directed change orders have been recorded by the Company. No amounts have been recorded by the Company related to the Company’s claims and counterclaims alleging breach of the agreement. Although a failure to recover the amounts recorded could have a material adverse effect on the Company’s results of operations, the Company believes that, under the circumstances and on the basis of information now available, an unfavorable outcome is unlikely.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Transition Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 6. Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders party thereto (filed as Exhibit 10.17 to our Transition Report on Form 10-K for the transition period ended September 30, 2006, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POWELL INDUSTRIES, INC.
Registrant

February 9, 2007
Date	/s/ THOMAS W. POWELL

Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)
February 9, 2007
Date	/s/ DON R. MADISON

Don R. Madison
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders party thereto (filed as Exhibit 10.17 to our Transition Report on Form 10-K for the transition period ended September 30, 2006, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.