Form 10-KT/A
period 2006-09-30
POWELL INDUSTRIES INC
filed 2007-05-23
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
.
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2005 to September 30, 2006.
Commission File Number 001-12488
Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive,	77075-1180
Houston, Texas	(Zip Code)
(Address of principal executive offices)
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

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Transition Report on Form 10-K for the transition period ended September 30, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2006 (“Original Filing”), reflects a restatement of our Consolidated Financial Statements as discussed in Note C of the Notes to Consolidated Financial Statements. Previously issued financial statements are being restated to correct errors in inventories and accounts payable at one of our domestic divisions which resulted in a decrease in net income. Additionally, the previously issued consolidated balance sheet as of September 30, 2006 is being restated to reflect a reclassification between net deferred income taxes payable and income taxes payable related to a long-term contract. The income tax provision included in the previously issued consolidated statements of operations for the eleven month period ended September 30, 2006 is not impacted by the reclassification of income tax accounts on the consolidated balance sheet.
     In addition, we have also revised the data and information in “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to reflect the impact of the adjustments on the restated consolidated financial statements.
     The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of September 30, 2006, and concluded that because of the errors that resulted in the restatement of inventories and accounts payable, the Company had a material weakness in internal control over financial reporting. See Item 9A for further discussions and remediation measures that are in progress.
     This Form 10-K/A speaks as of the end of the eleven month period ended September 30, 2006 as required by Form 10-K on and as of the date of the filing of the original Form 10-K. It does not update any of the statements contained therein, unless noted above. This Form 10-K/A contains forward-looking statements that were made at the time the original Form 10-K was filed on December 8, 2006 and is subject to the factors described in “Item 1A. Risk Factors.”

The effects of the restatement adjustments on the Company’s consolidated financial position follow (in thousands):

	September 30, 2006	October 31, 2005
Inventories:
As previously reported	$28,940	$21,616
Adjustments	(672)	(87)

As restated	$28,268	$21,529

Income taxes receivable:
As previously reported	$44	$507
Adjustments	(44)	206

As restated	$—	$713

Deferred income taxes:
As previously reported	$—	$1,836
Reclassification	1,270	—

As restated	$1,270	$1,836

Income taxes payable:
As previously reported	$156	$1,185
Adjustments	577	—

As restated	$733	$1,185

Accounts payable:
As previously reported	$44,377	$22,104
Adjustments	2,138	539

As restated	$46,515	$22,643

Other accrued expenses:
As previously reported	$9,806	$5,957
Adjustments	(330)	—

As restated	$9,476	$5,957

Retained earnings:
As previously reported	$146,490	$136,670
Adjustments	(1,831)	(420)

As restated	$144,659	$136,250

The effects of the restatement adjustments on the Company’s consolidated statements of operations follow (in thousands):

	11 Months	Year
	Ended	Ended
	September 30, 2006	October 31, 2005
Cost of goods sold:
As previously reported	$303,304	$212,785
Adjustments	2,185	626

As restated	$305,489	$213,411

Gross profit:
As previously reported	$71,243	43,860
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$69,058	$43,234

Income before interest, income taxes and minority interest:
As previously reported	$15,898	3,066
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$13,713	$2,440

Income before income taxes and minority interest:
As previously reported	$15,200	3,452
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$13,015	$2,826

Net income:
As previously reported	$9,820	2,251
Adjustments to cost of goods sold	(2,185)	(626)
Income tax benefit	774	206

As restated	$8,409	$1,831

Net earnings per common share:
Basic:
As previously reported	$0.90	0.21
Adjustments	(0.13)	(0.04)

As restated	$0.77	$0.17

Diluted:
As previously reported	$0.89	0.21
Adjustments	(0.13)	(0.04)

As restated	$0.76	$0.17

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Cost of goods sold:
As previously reported	$84,928	$231,652
Adjustments to cost of goods sold	321	1,257

As restated	$85,249	$232,909

Gross profit:
As previously reported	$19,093	$54,613
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$18,772	$53,356

Income before interest, income taxes and minority interest:
As previously reported	$3,388	$12,073
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$3,067	$10,816

Income before income taxes and minority interest:
As previously reported	$3,109	$11,672
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$2,788	$10,415

Net income:
As previously reported	$1,757	$6,995
Adjustments to cost of goods sold	(321)	(1,257)
Income tax benefit	114	445

As restated	$1,550	$6,183

Net earnings per common share:
Basic:
As previously reported	$0.16	$0.64
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.57

Diluted:
As previously reported	$0.16	$0.63
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.56

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Cost of goods sold:
As previously reported	$77,688	$146,724
Adjustments	532	936

As restated	$78,220	$147,660

Gross profit:
As previously reported	$20,743	$35,520
Adjustments to cost of goods sold	(532)	(936)

As restated	$20,211	$34,584

Income before interest, income taxes and minority interest:
As previously reported	$6,892	$8,685
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,360	$7,749

Income before income taxes and minority interest:
As previously reported	$6,803	$8,563
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,271	$7,627

Net income:
As previously reported	$4,145	$5,238
Adjustments to cost of goods sold	(532)	(936)
Income tax benefit	188	331

As restated	$3,801	$4,633

Net earnings per common share:
Basic:
As previously reported	$0.38	$0.48
Adjustments	(0.03)	(0.05)

As restated	$0.35	$0.43

Diluted:
As previously reported	$0.37	$0.47
Adjustments	(0.03)	(0.05)

As restated	$0.34	$0.42

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

Unaudited
Three Months
Ended
January 31, 2006
Cost of goods sold:
As previously reported	$69,036
Adjustments to cost of goods sold	404

As restated	$69,440

Gross profit:
As previously reported	$14,777
Adjustments to cost of goods sold	(404)

As restated	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$1,793
Adjustments to cost of goods sold	(404)

As restated	$1,389

Income before income taxes and minority interest:
As previously reported	$1,760
Adjustments to cost of goods sold	(404)

As restated	$1,356

Net income:
As previously reported	$1,093
Adjustments to cost of goods sold	(404)
Income tax benefit	143

As restated	$832

Net earnings per common share:
Basic:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

Diluted:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Cost of goods sold:
As previously reported	$54,354	$145,556
Adjustments	305	305

As restated	$54,659	$145,861

Gross profit:
As previously reported	$12,561	$27,962
Adjustments to cost of goods sold	(305)	(305)

As restated	$12,256	$27,657

Income (loss) before interest, income taxes and minority interest:
As previously reported	$2,674	$(799)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,369	$(1,104)

Income (loss) before income taxes and minority interest:
As previously reported	$2,833	$(262)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,528	$(567)

Net income:
As previously reported	$2,132	411
Adjustments to cost of goods sold	(305)	(305)
Income tax benefit	101	101

As restated	$1,928	$207

Net earnings per common share:
Basic:
As previously reported	$0.20	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.18	$0.02

Diluted:
As previously reported	$0.19	$0.04
Adjustments	(0.02)	$(0.02)

As restated	$0.17	$0.02

Forward-Looking Statements
     This Amendment No. 1 to the Transition Report on Form 10-K/A includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Transition Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
     Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 70%, 75% and 86% of our consolidated revenues for the fiscal years ended September 30, 2006, October 31, 2005 and October 31, 2004, respectively, were generated in the United States of America. Approximately 85% of our long-lived assets were located in the United States at September 30, 2006, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note M of Notes to Consolidated Financial Statements.
     On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa, facility for $32.0 million, not including expenses. The purchase price was paid from existing cash and short-term marketable securities and from borrowings under our revolving credit agreement. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa, to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities and is currently estimated to be completed during the first half of 2008. GE is continuing to manufacture the products and supply them to Powell during the transition period. The new product line will be manufactured in Houston, Texas, and will require between 300 and 350 employees. In connection with this acquisition, we entered into a lease agreement for a facility in Houston, Texas, which increased our manufacturing space by approximately 140,000 square feet. We refer to the acquired product line herein as “Power/Vac®.” The operating results of Power/Vac® are included in our Electrical Power Products business segment from the acquisition date. For further information on Power/Vac®, see Note E of Notes to Consolidated Financial Statements.
     On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. Approximately $0.6 million of the purchase price was allocated to property, plant and equipment, $0.1 million to a non-compete agreement, $0.6 million to assembled workforce and the remaining $0.2 million to goodwill. The operating results of this acquisition are included in our Electrical Power Products segment from the acquisition date. For further information on this acquisition, see Note E of Notes to Consolidated Financial Statements.

     On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included in our Electrical Power Products segment from that date. Total consideration paid for S&I was approximately $19.2 million, of which approximately $10.3 million of the purchase price was funded from existing cash and investments and the balance was provided through additional debt financing. For further information on S&I, see Note E of Notes to Consolidated Financial Statements.
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
     During each of the past three fiscal years, no one country, except for the United States, accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note M of Notes to Consolidated Financial Statements.
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
Customers and Markets
     This segment’s products and services are principally sold directly to end-users in the transportation, environmental, energy, and industrial sectors. We may be dependent, from time to time, on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this segment. For example, during 2004, we received a contract to design and build Intelligent Transportation Systems (ITS) for the Port Authority of New York and New Jersey, which accounted for 44% of segment revenues in both fiscal 2004 and fiscal 2005 and 21% in fiscal 2006. In each of the past three fiscal years, we had revenues with one or more customers that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $7.9 million, $17.1 million and $14.8 million in fiscal 2006, 2005 and 2004, respectively. Our contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for those customers, and multiple and/or continuous requirements of similar magnitude with the same customer are rare. Thus, the inability to successfully replace a completed large contract with one or more contracts of combined similar magnitude could have a material adverse effect on segment revenues.
     During each of the past three fiscal years, no one country, except for the United States, accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three years, see Note M of Notes to Consolidated Financial Statements.
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
We may not be able to fully realize the revenue value reported in our backlog
     We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which has either (1) not yet been started or (2) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting under utilization of our assets.
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
     In connection with the acquisition of the Power/Vac® product line, we entered into a lease agreement for a facility in Houston, Texas which increased our manufacturing space by 138,600 square feet. For further information on Power/Vac®, see Note E of Notes to Consolidated Financial Statements.

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
Item 6. Selected Financial Data
     The selected financial data shown below for the past five years (including the 11 month period ended September 30, 2006) was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Amendment No. 1 to Transition Report on Form 10-K/A. As discussed in Note C of the Notes to Consolidated Financial Statements, our financial statements as of and for the eleven month transition period ended September 30, 2006 and the year ended October 31, 2005 have been restated. The accompanying selected financial data has been revised for that restatement.
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

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004	2003	2002
	(As restated,	(As restated,
	see Note C)	see Note C)
	(In thousands, except per share data)
Statements of Operations:
Revenues	$374,547	$256,645	$206,142	$253,381	$306,403
Cost of goods sold	305,489	213,411	170,165	204,585	238,883

Gross profit	69,058	43,234	35,977	48,796	67,520
Selling, general and administrative expenses	55,345	41,846	35,357	35,339	39,031
Gain on sale of land and building	—	(1,052)	—	—	—

Income before interest, income taxes, minority interest, and cumulative effect of change in accounting principle	13,713	2,440	620	13,457	28,489
Interest expense (income), net	698	(386)	(744)	(175)	210
Income tax provision (benefit)	4,609	932	(282)	6,137	10,481
Minority interest	(3)	63	(23)	—	—

Income from continuing operations before cumulative effect of change in accounting principle	8,409	1,831	1,669	7,495	17,798
Cumulative effect of change in accounting principle, net of tax	—	—	—	(510)	—

Net income	$8,409	$1,831	$1,669	$6,985	$17,798

Basic earnings per share	$0.77	$0.17	$0.16	$0.66	$1.69

Diluted earnings per share	$0.76	$0.17	$0.15	$0.65	$1.66

	As of
	September 30,	As of October 31,
	2006	2005	2004	2003	2002
	(As restated	(As restated
	see Note C)	see Note C)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,495	$24,844	$8,974	$11,863	$9,362
Marketable securities	—	8,200	54,208	30,452	5,000
Property, plant and equipment, net	60,336	55,678	45,041	43,998	45,020
Total assets	292,678	226,778	196,079	190,478	189,708
Long-term debt and capital lease obligations, including current maturities	42,396	21,531	7,100	7,359	12,010
Total stockholders’ equity	156,931	143,994	139,835	136,364	128,100
Total liabilities and stockholders’ equity	$292,678	$226,778	$196,079	$190,478	$189,708
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As discussed in Note C of the Notes to Consolidated Financial Statements, our financial statements as of and for the eleven month transition period ended September 30, 2006 and the year ended October 31, 2005 have been restated. The accompanying Management’s Discussion and Analysis has been revised for that restatement.
     The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” contained in this Form 10-K/A.
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
     This past year, we continued our strategy of strengthening our capabilities in our Electrical Power Products business segment with the acquisition of the Power/Vac® medium voltage switchgear product line from General Electric. The Power/Vac® switchgear product line enhances our product offering, comes with a large installed base and has a broad customer base across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15-year supply agreement with GE in which GE will purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, is expected to significantly strengthen our position in the marketplace and will enable us to reach a broader market and gain access to new customers. Additional information concerning this acquisition, related debt and business segments, is included in Notes E, I and M, respectively, of Notes to Consolidated Financial Statements. The operating results of the Power/Vac® product line are included in our Electrical Power Products segment from the acquisition date.
     In 2005, we significantly enhanced our international presence and improved our capability to serve our existing base of global customers with the acquisition of an International Electrotechnical Commission (“IEC”) switchgear product portfolio. S&I is a leading supplier of IEC equipment, including medium and low voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries with a focus on oil and gas, petrochemical, and other process-related industries. S&I’s primary manufacturing facility is located in the United Kingdom. We anticipate opportunities outside of the United States to continue to grow, and with the integration with our U.S. operations, S&I will continue to significantly improve our ability to support the worldwide investment in oil and gas production, refineries and petrochemical facilities. Additional information concerning this acquisition, related debt and business segments is included in Notes E, I and M, respectively, of Notes to Consolidated Financial Statements. The operating results of S&I are included in our Electrical Power Products segment from the acquisition date.
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
Results of Operations
Eleven Months Ended September 30, 2006 (“Fiscal 2006”) Compared to Twelve Months Ended October 31, 2005 (“Fiscal 2005”)
Revenue and Gross Profit
     Consolidated revenues increased $117.9 million to $374.5 million in Fiscal 2006 compared to $256.6 million in Fiscal 2005. Our previously described acquisitions of the Power/Vac® product line in August 2006 and S&I in July 2005 added revenues of $70.7 million and $19.9 million in Fiscal 2006 and Fiscal 2005, respectively. Domestic revenues in Fiscal 2006 were $263.1 million compared to $191.7 million in Fiscal 2005. Total international revenues were $111.5 million in Fiscal 2006 compared to $64.9 million in Fiscal 2005. International revenue accounted for 29.8% of consolidated revenues in Fiscal 2006 compared to 25.3% in Fiscal 2005; the increase was primarily due to acquisition related revenues. Gross profit in Fiscal 2006 increased by approximately $25.8 million compared to Fiscal 2005 as a result of improved backlog volume and pricing. The increase in gross profit was partially offset by $0.8 million for estimated costs related to the resolution of a specific product performance issue in Fiscal 2006.
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
     Segment gross profit as a percentage of revenues increased to 17.7% in Fiscal 2006 from 14.9% in Fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects as a result of the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 2.1%, or $3.6 million, during Fiscal 2006 compared to Fiscal 2005 primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during Fiscal 2005 due to start-up difficulties and inefficiencies related to the relocation of our distribution switch product line.
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
     For additional information related to our business segments, see Note M of Notes to Consolidated Financial Statements.
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
Net Income
     In Fiscal 2006 we recorded net income of $8.4 million, or $0.76 per diluted share, compared to $1.8 million, or $0.17 per diluted share for Fiscal 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of our acquisitions, have improved net income in Fiscal 2006 compared to Fiscal 2005. These increases were partially offset by the reduction in net income in Fiscal 2006 by non-cash compensation expense related to stock options and additional sales tax expense recorded due to an unfavorable outcome from a state audit. Additionally, net income in Fiscal 2005 was increased by the favorable settlement of the Central Artery/Tunnel Project.
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
     The Electrical Power Products segment reported gross profit, as a percentage of revenues, of 14.9% in fiscal 2005, compared to 16.8% in fiscal 2004. Material costs for basic commodities increased $1.5 million in fiscal 2005 compared to fiscal 2004, primarily due to higher unit prices for copper, aluminum and steel. In addition, gross profit margins were adversely impacted in fiscal 2005 due to competitive pricing pressures as a result of depressed market levels when projects were bid in previous periods. Gross profit in fiscal 2004 was adversely impacted by one-time expenses of $1.8 million associated with our decision to close certain underutilized operating facilities. These expenses included employee severance, training and equipment relocation costs.
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
     For additional information related to our business segments, see Note M of Notes to Consolidated Financial Statements.
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
Net Income
     In fiscal 2005, we generated net income of $1.8 million, or $0.17 per diluted share, compared to net income of $1.7 million, or $0.15 per diluted share, in fiscal 2004. Higher gross profits from our Process Control Systems business segment and S&I, our sale of land and building, partially offset by higher selling, general and administrative expenses and interest expense have contributed to the overall increase in net income in fiscal 2005 compared to fiscal 2004.
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
Liquidity and Capital Resources
     We have maintained a positive liquidity position. Working capital was $94.9 million at September 30, 2006, compared to $103.0 million at October 31, 2005. As of September 30, 2006, current assets exceeded current liabilities by 2.0 times and our debt to total capitalization ratio was 21.3%.
     At September 30, 2006, we had cash, cash equivalents and marketable securities of $10.5 million, compared to $33.0 million at October 31, 2005. Long-term debt and capital lease obligations, including current maturities, totaled $42.4 million at September 30, 2006, compared to $21.5 million at October 31, 2005. In addition to our long-term debt, we have a $42.0 million revolving credit agreement in support of our U.S. debt requirements and an additional £4.0 million (approximately $7.5 million) revolving credit agreement in the United Kingdom, both of which expire December 2010. As of September 30, 2006, there was approximately $5.4 million borrowed under these lines of credit. For further information regarding our debt, see Note I and L of Notes to Consolidated Financial Statements.
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

	Long-Term	Capital	Operating
As of September 30, 2006	Debt	Lease	Lease
Payments Due by Period:	Obligations	Obligations	Obligations	Total
Less than 1 year	$9,693	$53	$2,229	$11,975
1 to 3 years	19,203	66	2,072	21,341
3 to 5 years	17,038	—	1,051	18,089
More than 5 years	5,398	—	762	6,160

Total long-term contractual obligations	$51,332	$119	$6,114	$57,565

Other Commercial Commitments
     The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event (in thousands):

As of September 30, 2006,	Letters of
Payments Due by Period:	Credit
Less than 1 year	$9,121
1 to 3 years	4,468
3 to 5 years	—
More than 5 years	—

Total long-term commercial obligations	$13,589

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
     In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of SFAS No. 87, 88, 106 and 123R.” SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for our fiscal year beginning October 1, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position.
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
Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets as of September 30, 2006 (Restated) and October 31, 2005 (Restated)	33
Consolidated Statements of Operations for the 11 Months Ended September 30, 2006 (Restated) and Years Ended October 31, 2005 (Restated) and 2004	34
Consolidated Statements of Stockholders’ Equity for the 11 Months Ended September 30, 2006 (Restated) and Years Ended October 31, 2005 (Restated) and 2004	35
Consolidated Statements of Cash Flows for the 11 Months Ended September 30, 2006 (Restated) and Years Ended October 31, 2005 (Restated) and 2004	36
Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Powell Industries, Inc.:
     We have completed integrated audits of Powell Industries, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 and consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2006 and October 31, 2005, and the results of their operations and their cash flows for the eleven months ended September 30, 2006 and each of the two years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note C to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.
     As discussed in Note B to the consolidated financial statements, the Company has changed the manner in which it accounts for share-based compensation for 2006.
Internal control over financial reporting
     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Powell Industries, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of ineffective controls over the completeness and accuracy of the inventory and accounts payable accounts at one of its divisions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2006, the Company did not maintain effective controls over the completeness and accuracy of the inventory and accounts payable accounts at one of its divisions. Specifically, the Company did not have effective review and reconciliation procedures to prevent or detect erroneous manual entries recorded in the work-in-process inventory and received goods payable accounts. This control deficiency resulted in the restatement of the Company’s fiscal 2006 and 2005 consolidated annual financial statements, the interim consolidated financial statements for each of the quarters within the fiscal year 2006, the last two quarters of fiscal year 2005, and the quarter ended December 31, 2006, and adjustments to the interim consolidated financial statements for the quarter ended March 31, 2007. Additionally, this control deficiency could result in material misstatement of inventory, accounts payable and cost of goods sold accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Company’s Medium Voltage Switchgear and Circuit Breaker business acquired from General Electric (“Power/Vac®”) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during the year ended September 30, 2006. We have also excluded the Power/Vac® business from our audit of internal control over financial reporting. The Power/Vac® business is a wholly-owned division whose total revenues and total assets represent 4% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.
     Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2006. However, management has subsequently determined that the material weakness described above existed as of September 30, 2006. Accordingly, Management’s Annual Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
     In our opinion, management’s assessment that Powell Industries, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Powell Industries, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Houston, Texas
December 8, 2006, except for the effects of the restatement discussed in Note C to the consolidated financial statements and the matter discussed in the third paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 23, 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	October 31,
	2006	2005
	(As restated,
	see Note C)
ASSETS
Current Assets:
Cash and cash equivalents	$10,495	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $1,044 and $567, respectively	108,002	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	43,067	35,328
Inventories, net	28,268	21,529
Income taxes receivable	—	713
Deferred income taxes	1,270	1,836
Prepaid expenses and other current assets	2,398	4,461

Total Current Assets	193,500	162,296
Property, plant and equipment, net	60,336	55,678
Goodwill	1,084	203
Intangible assets, net	32,263	3,505
Other assets	5,495	5,096

Total Assets	$292,678	$226,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,510	$2,095
Income taxes payable	733	1,185
Accounts payable	46,515	22,643
Accrued salaries, bonuses and commissions	13,183	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	16,752	15,742
Accrued product warranty	3,443	1,836
Other accrued expenses	9,476	5,957

Total Current Liabilities	98,612	59,278
Long-term debt and capital lease obligations, net of current maturities	33,886	19,436
Deferred compensation	1,735	1,918
Other liabilities	1,236	1,871

Total Liabilities	135,469	82,503

Commitments and Contingencies (Note L)
Minority Interest	278	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,924,046 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	12,776	10,252
Retained earnings	144,659	136,250
Treasury stock, 77,687 and 152,455 shares respectively, at cost	(525)	(1,417)
Accumulated other comprehensive income (loss)	817	(11)
Deferred compensation	(906)	(1,190)

Total Stockholders’ Equity	156,931	143,994

Total Liabilities and Stockholders’ Equity	$292,678	$226,778

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Revenues	$374,547	$256,645	$206,142
Cost of goods sold	305,489	213,411	170,165

Gross profit	69,058	43,234	35,977
Selling, general and administrative expenses	55,345	41,846	35,357
Gain on sale of land and building	—	(1,052)	—

Income before interest, income taxes and minority interest	13,713	2,440	620
Interest expense	1,625	721	136
Interest income	(927)	(1,107)	(880)

Income before income taxes and minority interest	13,015	2,826	1,364
Income tax provision (benefit)	4,609	932	(282)
Minority interest in net income (loss)	(3)	63	(23)

Net income	$8,409	$1,831	$1,669

Net earnings per common share:
Basic	$0.77	$0.17	$0.16

Diluted	$0.76	$0.17	$0.15

Weighted average shares:
Basic	10,876	10,779	10,688

Diluted	11,089	10,928	10,774

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumu-
							lated
							Other
	Other						Compre-
	Compre -			Additional			hensive	Deferred
	hensive	Common Stock		Paid-In	Retained	Treasury	Income	Compen-
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	sation	Total
Balance, October 31, 2003		10,994	$110	$8,961	$132,750	$(3,312)	$(118)	$(2,027)	$136,364
Net income	$1,669				1,669				1,669
Foreign currency translation adjustments	17						17		17
Change in value of marketable securities, net of $85 income taxes	155						155		155
Amortization of deferred compensation-ESOP								297	297
Exercise of stock options				240		798			1,038
Income tax benefit from stock options exercised				157					157
Amortization of restricted stock								63	63
Issuance of stock		6		75					75

Comprehensive Income	$1,841

Balance, October 31, 2004		11,000	110	9,433	134,419	(2,514)	54	(1,667)	139,835
Net income (As restated, see Note C)	$1,831				1,831				1,831
Foreign currency translation adjustments	5						5		5
Change in value of marketable securities, net of $9 income taxes	(26)						(26)		(26)
Unrealized loss on fair value hedge	(44)						(44)		(44)
Amortization of deferred compensation-ESOP								317	317
Exercise of stock options				433		1,097			1,530
Income tax benefit from stock options exercised				354					354
Amortization of restricted stock								160	160
Issuance of stock		2		32					32

Comprehensive Income (As restated, see Note C)	$1,766

Balance, October 31, 2005 (As restated, see Note C)		11,002	110	10,252	136,250	(1,417)	(11)	(1,190)	143,994
Net income (As restated, see Note C)	$8,409				8,409				8,409
Foreign currency translation adjustments	784						784		784
Realized loss on fair value hedge	44						44		44
Amortization of deferred compensation-ESOP								311	311
Exercise of stock options				297		636			933
Stock-based compensation				1,989					1,989
Income tax benefit from stock options exercised				204					204
Amortization of restricted stock				138				102	240
Deferred compensation — restricted stock				(119)				119	—
Issuance of restricted stock				15		256		(248)	23

Comprehensive Income (As restated, see Note C)	$9,237

Balance, September 30, 2006 (As restated, see Note C)		11,002	$110	$12,776	$144,659	$(525)	$817	$(906)	$156,931

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Operating Activities:
Net income	$8,409	$1,831	$1,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,188	4,623	4,310
Amortization	1,310	643	159
Amortization of unearned restricted stock	240	159	64
Minority interest earnings (loss)	(3)	63	(23)
Gain on disposition of assets	(20)	(935)	(184)
Loss on impairment of assets	—	—	535
Net realized gain on sale of available-for-sale securities	—	(28)	—
Stock-based compensation	1,989	—	—
Bad debt expense	477	9	498
Deferred income taxes	(1,503)	(207)	(1,718)
Tax benefit from exercise of stock options	—	353	156
Changes in operating assets and liabilities:
Accounts receivable, net	(42,278)	(17,979)	2,122
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,514)	(10,998)	12,353
Inventories	(6,531)	(2,438)	2,193
Prepaid expenses and other current assets	2,212	(243)	(728)
Other assets	1,093	(137)	72
Accounts payable and income taxes payable	23,064	2,261	(860)
Accrued liabilities	8,369	2,173	1,663
Billings in excess of costs and estimated earnings on uncompleted contracts	898	(877)	1,958
Deferred compensation	152	506	491
Other liabilities	(207)	32	178

Net cash provided by (used in) operating activities	(4,655)	(21,189)	24,908

Investing Activities:
Proceeds from sale of fixed assets	817	879	1,766
Proceeds from maturities and sales of available-for-sale securities	—	3,817	2,773
Purchases of property, plant and equipment	(8,435)	(6,108)	(6,472)
Purchase of additional interest in consolidated subsidiary	—	—	(66)
Proceeds from sale of short-term auction rate securities	8,200	48,569	31,225
Purchases of short-term auction rate securities	—	(6,350)	(56,585)
Purchases of marketable securities	—	—	(1,018)
S&I acquisition	—	(19,167)	—
Louisiana acquisition	(1,524)	—	—
Power/Vac acquisition	(9,745)	—	—

Net cash provided by (used in) investing activities	(10,687)	21,640	(28,377)

Financing Activities:
Borrowings on US revolving line of credit	7,746	9,579	516
Payments on US revolving line of credit	(4,746)	(9,579)	(516)
Borrowings on UK revolving line of credit	—	4,260	—
Payments on UK revolving line of credit	(2,037)	—	—
Borrowings on UK term loan	—	10,598	—
Payments on UK term loan	(1,669)	—	—
Payments on capital lease obligations	(82)	(474)	(458)
Proceeds from short-term financing	944	—	—
Payments on short-term financing	(320)	—	—
Debt issuance costs	(75)	(501)	—
Proceeds from exercise of stock options	778	1,530	1,038
Tax benefit from exercise of stock options	204	—	—

Net cash provided by financing activities	743	15,413	580

Net increase (decrease) in cash and cash equivalents	(14,599)	15,864	(2,889)
Effect of exchange rate changes on cash and cash equivalents	250	6	—
Cash and cash equivalents at beginning of year	24,844	8,974	11,863

Cash and cash equivalents at end of year	$10,495	$24,844	$8,974

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
Accounts Receivable and Market Risk
     Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2006 and October 31, 2005, accounts receivable included retention amounts of $4.5 million and $5.4 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.8 million of the retained amount at September 30, 2006, is expected to be collected subsequent to September 30, 2007. No customers accounted for 10% or more of our consolidated accounts receivable balances as of fiscal years ended September 30, 2006 and October 31, 2005.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
     Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.
     Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. The amounts recorded involve the use of judgments and estimates, thus, actual recoverable amounts could differ from original assumptions. See Note L — Commitments and Contingencies for a discussion related to certain costs recorded in costs and estimated earnings in excess of billings on uncompleted contracts.
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
Intangible Assets
     We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives. For additional information regarding our intangible assets, see Note K.
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
     In accordance with SFAS No. 123R, we recognized approximately $0.9 million in selling, general and administrative expenses of non-cash compensation expense related to the modification at July 31, 2006. After the modification adjustment, there was approximately $1.6 million of unrecognized non-cash compensation expense related to non-vested stock options at September 30, 2006. Of the $1.6 million unrecognized compensation expense, $0.3 million will be expensed over a revised weighted-average period of approximately 1.5 years. The remaining $1.3 million is expected to be recognized over a weighted-average period of approximately 2.1 years. In addition, at September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock which is expected to be recognized over a period of approximately 1.5 years.
     The following table presents the pro forma effect on net income and earnings per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R (in thousands except per share amounts):

	Years Ended October 31,
	2005	2004
	(As restated,
	see Note C)
Net income as reported	$1,831	$1,669
Less: Stock option compensation expense, net of taxes	(792)	(802)

Net income, pro forma	$1,039	$867

Basic earnings per share:
As reported	$0.17	$0.16

Pro forma	$0.10	$0.08

Diluted earnings per share:
As reported	$0.17	$0.15

Pro forma	$0.10	$0.08

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

C. Accounting Restatement
     The Company has restated the consolidated financial statements for the periods ended September 30, 2006 and October 31, 2005 for errors at one of its domestic divisions related to work-in-process inventory and accounts payable. The accounting errors resulted from incorrectly analyzing and adjusting work-in-process inventory balances and received goods payable to vendors. These accounting errors were discovered by a new controller who had just joined this division. This restatement increased cost of goods sold and reduced net income for the periods stated below. Additionally, the previously issued consolidated balance sheet as of September 30, 2006 is being restated to reflect a reclassification between net deferred income taxes payable and income taxes payable related to a long-term contract. The income tax provision included in the previously issued consolidated statements of operations for the eleven month period ended September 30, 2006 is not impacted by the reclassification of income tax accounts on the consolidated balance sheet.
The effects of the restatement adjustments on the Company’s consolidated financial position follow (in thousands):

	September 30, 2006	October 31, 2005
Inventories:
As previously reported	$28,940	$21,616
Adjustments	(672)	(87)

As restated	$28,268	$21,529

Income taxes receivable:
As previously reported	$44	$507
Adjustments	(44)	206

As restated	$—	$713

Deferred income taxes:
As previously reported	$—	$1,836
Reclassification	1,270	—

As restated	$1,270	$1,836

Income taxes payable:
As previously reported	$156	$1,185
Adjustments	577	—

As restated	$733	$1,185

Accounts payable:
As previously reported	$44,377	$22,104
Adjustments	2,138	539

As restated	$46,515	$22,643

Other accrued expenses:
As previously reported	$9,806	$5,957
Adjustments	(330)	—

As restated	$9,476	$5,957

Retained earnings:
As previously reported	$146,490	$136,670
Adjustments	(1,831)	(420)

As restated	$144,659	$136,250

The effects of the restatement adjustments on the Company’s consolidated statements of operations follow (in thousands):

	11 Months	Year
	Ended	Ended
	September 30, 2006	October 31, 2005
Cost of goods sold:
As previously reported	$303,304	$212,785
Adjustments	2,185	626

As restated	$305,489	$213,411

Gross profit:
As previously reported	$71,243	43,860
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$69,058	$43,234

Income before interest, income taxes and minority interest:
As previously reported	$15,898	3,066
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$13,713	$2,440

Income before income taxes and minority interest:
As previously reported	$15,200	3,452
Adjustments to cost of goods sold	(2,185)	(626)

As restated	$13,015	$2,826

Net income:
As previously reported	$9,820	2,251
Adjustments to cost of goods sold	(2,185)	(626)
Income tax benefit	774	206

As restated	$8,409	$1,831

Net earnings per common share:
Basic:
As previously reported	$0.90	0.21
Adjustments	(0.13)	(0.04)

As restated	$0.77	$0.17

Diluted:
As previously reported	$0.89	0.21
Adjustments	(0.13)	(0.04)

As restated	$0.76	$0.17

Notes included elsewhere in the consolidated financial statements have been restated as appropriate.

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
     Stock option activity (number of shares) for the Company was as follows:

			Remaining
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(years)	(in thousands)
Outstanding at October 31, 2003	986,763	$15.06
Granted	27,000	16.38
Exercised	(82,986)	12.47
Forfeited	(103,384)	15.91

Outstanding at October 31, 2004	827,393	15.26
Granted	275,000	18.42
Exercised	(116,503)	13.28
Forfeited	(77,200)	16.50

Outstanding at October 31, 2005	908,690	16.37
Granted	—	—
Exercised	(66,400)	14.05
Forfeited	(109,520)	11.06

Outstanding at September 30, 2006	732,770	17.37	4.44	$3,207

Exercisable at September 30, 2006	540,290	17.32	3.97	$2,373

     The following table summarizes information about stock options outstanding as of September 30, 2006:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/06	Contractual Life	Price	09/30/06	Price
$ 8.44 - $8.50	2,000	1.4	$8.44	2,000	$8.44
13.06 - 15.10	212,883	4.4	15.09	161,403	15.09
16.30 - 18.44	493,887	4.5	18.07	354,887	17.98
23.48 - 27.10	24,000	3.1	23.91	22,000	23.92

Total Options	732,770	4.4	17.37	540,290	17.32

     No options were granted during fiscal year ended September 30, 2006. The weighted average fair value of options granted was $10.31 and $7.63 per option for the fiscal years ended October 31, 2005 and October 31, 2004, respectively.
E. Acquisitions
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

 Switchgear & Instrumentation Limited (“S&I”)
     On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited. We refer to the acquired business herein as “S&I.” S&I’s primary manufacturing facility is in the United Kingdom. This acquisition is part of our overall strategy to increase our international presence. S&I affords us the opportunity to serve our customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I are favorably comparable with similar reputations in engineered-to-order solutions. S&I is a supplier of medium- and low-voltage switchgear, intelligent motor control systems, and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from existing cash and investments and the balance was provided from the UK Term Loan (as defined in Note I herein). The results of operations of S&I are included in the Company’s Consolidated Financial Statements from July 4, 2005. The consolidated balance sheet of Powell Industries, Inc. includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value.
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
Pro Forma Results for Power/Vac® and S&I Acquisitions
     The unaudited pro forma data presented below reflects the results of Powell Industries, Inc., the acquisition of S&I assuming the acquisition was completed on November 1, 2003 and the acquisition of Power/Vac® assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Revenues	$444,381	$372,572	$287,143
Net income	$10,309	$1,350	$4,133
Net earnings per common share:
Basic	$0.95	$0.13	$0.39
Diluted	$0.93	$0.12	$0.38
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

F. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Numerator:
Net income	$8,409	$1,831	$1,669

Denominator:
Denominator for basic earnings per share-weighted average shares	10,876	10,779	10,688
Dilutive effect of stock options and restricted stock	213	149	86

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,089	10,928	10,774

Net earnings per share:
Basic	$0.77	$0.17	$0.16

Diluted	$0.76	$0.17	$0.15

     For the years ended September 30, 2006, October 31, 2005 and October 31, 2004, options to purchase approximately 24,000, 24,000 and 352,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.
G. Detail of Selected Balance Sheet Accounts
   Allowance for Doubtful Accounts
     Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,	October 31,
	2006	2005
Balance at beginning of period	$567	$617
Adjustments to the allowance	468	9
Deductions for uncollectible accounts written off, net of recoveries	6	(59)
Increase due to foreign currency translation	3	—

Balance at end of period	$1,044	$567

   Warranty Accrual
     Activity in our product warranty accrual consists of the following (in thousands):

	September 30,	October 31,
	2006	2005
Balance at beginning of period	$1,836	$1,545
Adjustments to the accrual	3,787	1,787
Deductions for warranty charges	(2,223)	(1,496)
Increase due to foreign currency translation	43	—

Balance at end of period	$3,443	$1,836

   Inventories
     The components of inventories are summarized below (in thousands):

	September 30,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note C)	see Note C)
Raw materials, parts and subassemblies	$18,772	$12,794
Work-in-progress	9,496	8,735

Total inventories	$28,268	$21,529

 Cost and Estimated Earnings on Uncompleted Contracts
     The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$300,247	$293,741
Estimated earnings	64,964	55,360

	365,211	349,101
Less: Billings to date	338,896	329,515

	$26,315	$19,586

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,067	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,752)	(15,742)

	$26,315	$19,586

 Property, Plant and Equipment
     Property, plant and equipment are summarized below (in thousands):

	September 30,	October 31,	Range of
	2006	2005	Asset Lives
Land	$7,716	$7,559	—
Buildings and improvements	43,383	43,189	3-39 Years
Machinery and equipment	36,996	34,946	3-15 Years
Furniture and fixtures	2,385	2,135	3-10 Years
Construction in process	9,672	2,980	—

	100,152	90,809
Less: Accumulated depreciation	(39,816)	(35,131)

Total property, plant and equipment, net	$60,336	$55,678

     Included in property and equipment are assets under capital lease of $246,000 and $299,000 at September 30, 2006 and October 31, 2005, respectively, with related accumulated depreciation of $127,000 and $124,000, respectively. Depreciation expense, including the depreciation of capital leases, was $5.2 million, $4.6 million and $4.3 million for fiscal years 2006, 2005 and 2004, respectively.
H. Employee Benefit Plans
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
I. Long-Term Debt
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

J. Income Taxes
     The net deferred income tax asset (liability) is comprised of the following (in thousands):

	September 30,	October 31,
	2006	2005
	(As restated,
	See Note C)
Current deferred income taxes:
Gross assets	$4,044	$3,931
Gross liabilities	(2,774)	(2,095)

Net current deferred income tax asset	1,270	1,836

Noncurrent deferred income taxes:
Gross assets	3,026	2,240
Gross liabilities	(1,388)	(2,670)

Net noncurrent deferred income tax asset (liability)	1,638	(430)

Net deferred income tax asset	$2,908	$1,406

     As of September 30, 2006, the noncurrent deferred income tax asset is included in other assets on the Consolidated Balance Sheet.
     The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	September 30,	October 31,
	2006	2005
	(As restated,
	See Note C)
Allowance for doubtful accounts	$234	$217
Stock-based compensation	507	—
Reserve for accrued employee benefits	1,429	1,388
Warranty reserves	888	608
Uncompleted long-term contracts	(2,774)	(1,851)
Depreciation and amortization	113	(1,574)
Deferred compensation	623	781
Postretirement benefits liability	449	473
Accrued legal	165	382
Uniform capitalization and inventory	1,269	1,389
Software development costs	(472)	(535)
Other	477	128

Net deferred income tax asset	$2,908	$1,406

     The components of the income tax provision (benefit) are as follows (in thousands):

	11 Months
	Ended
	September 30,	Years Ended October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Current:
Federal	$4,294	$308	$1,318
State	583	35	186
Foreign	1,235	713	—
Deferred	(1,503)	(124)	(1,786)

Total income tax provision (benefit)	$4,609	$932	$(282)

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

     Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35% in fiscal 2006 compared to 33% in fiscal 2005 and a benefit of (21)% in fiscal 2004. During 2005 and 2004, we recorded several tax adjustments related to the following items:
a)	A $0.4 million benefit was recorded for the years ended 2005 and 2004 primarily for the benefit of revised extraterritorial income exclusion amounts. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2005 and 2004, as opposed to an aggregate basis as originally estimated;

b)	A $0.3 million valuation allowance related to capital losses that were released in 2004. We entered into an agreement in 2005 to sell a capital asset that will trigger enough capital gain to utilize the capital loss carry forward;

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
K. Goodwill and Other Intangible Assets
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
L. Commitments and Contingencies
 Long-Term Debt
     See Note I herein for discussion of our long-term debt.
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
M. Business Segments
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
     On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line herein as “Power/Vac®.” The operating results of the Power/Vac® product line are included in our Electrical Power Products segment from the acquisition date.
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

     Detailed information regarding our business segments is shown below (in thousands):

	11 Months
	Ended	Years Ended
	September 30,	October 31,
	2006	2005	2004
	(As restated,	(As restated,
	see Note C)	see Note C)
Revenues:
Electrical Power Products	$347,928	$220,123	$173,456
Process Control Systems	26,619	36,522	32,686

Total	$374,547	$256,645	$206,142

Gross profit:
Electrical Power Products	$61,493	$32,735	$29,122
Process Control Systems	7,565	10,499	6,855

Total	$69,058	$43,234	$35,977

Income (loss) before income taxes and minority interest:
Electrical Power Products	$11,273	$(1,064)	$(87)
Process Control Systems	1,742	3,890	1,451

Total	$13,015	$2,826	$1,364

	September 30,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note C)	see Note C)
Identifiable tangible assets:
Electrical Power Products	$238,125	$172,457
Process Control Systems	8,813	10,762
Corporate	11,853	39,219

Total	$258,791	$222,438

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

N. Quarterly Results of Operations (Unaudited)
     The table below sets forth the restated (See Note C for a discussion of the restatement) unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2006 and October 31, 2005 (in thousands, except per share data):

	2006 Quarters
	First	Second	Third	Fourth (A)	2006 (A)
Revenues	$83,813	$98,431	$104,021	$88,282	$374,547
Gross profit
As previously reported	$14,777	$20,743	$19,093	$16,630	$71,243
Adjustments	(404)	(532)	(321)	(928)	(2,185)

As restated	$14,373	$20,211	$18,772	$15,702	$69,058

Net income
As previously reported	$1,093	$4,145	$1,757	$2,825	$9,820
Adjustments	(261)	(344)	(207)	(599)	(1,411)

As restated	$832	$3,801	$1,550	$2,226	$8,409

Basic earnings per share
As previously reported	$0.10	$0.38	$0.16	$0.26	$0.90
Adjustments	(0.02)	(0.03)	(0.02)	(0.06)	(0.13)

As restated	$0.08	$0.35	$0.14	$0.20	$0.77

Diluted earnings per share
As previously reported	$0.10	$0.37	$0.16	$0.25	$0.89
Adjustments	(0.02)	(0.03)	(0.02)	(0.05)	(0.13)

As restated	$0.08	$0.34	$0.14	$0.20	$0.76

	2005 Quarters
	First	Second	Third	Fourth (B)	2005
Revenues	$47,689	$58,914	$66,915	$83,127	$256,645
Gross profit
As previously reported	$6,959	$8,442	$12,561	$15,898	$43,860
Adjustments	—	—	(305)	$(321)	(626)

As restated	$6,959	$8,442	$12,256	$15,577	$43,234

Net income (loss)
As previously reported	$(1,426)	$(295)	$2,132	$1,840	$2,251
Adjustments	—	—	(204)	$(215)	(420)

As restated	$(1,426)	$(295)	$1,928	$1,625	$1,831

Basic earnings (loss) per share
As previously reported	$(0.13)	$(0.03)	$0.20	$0.17	$0.21
Adjustments	—	—	(0.02)	(0.02)	(0.04)

As restated	$(0.13)	$(0.03)	$0.18	$0.15	$0.17

Diluted earnings (loss) per share
As previously reported	$(0.13)	$(0.03)	$0.19	$0.17	$0.21
Adjustments	—	—	(0.02)	(0.02)	(0.04)

As restated	$(0.13)	$(0.03)	$0.17	$0.15	$0.17

(A)	The fourth quarter of 2006 includes two months of data and 2006 fiscal year includes 11 months of data, as we changed our fiscal year end from October 31 to September 30 effective September 30, 2006.

(B)	Net income includes a gain of approximately $1.1 million (pre-tax) related to the sale of a facility.
     The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Cost of goods sold:
As previously reported	$84,928	$231,652
Adjustments to cost of goods sold	321	1,257

As restated	$85,249	$232,909

Gross profit:
As previously reported	$19,093	$54,613
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$18,772	$53,356

Income before interest, income taxes and minority interest:
As previously reported	$3,388	$12,073
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$3,067	$10,816

Income before income taxes and minority interest:
As previously reported	$3,109	$11,672
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$2,788	$10,415

Net income:
As previously reported	$1,757	$6,995
Adjustments to cost of goods sold	(321)	(1,257)
Income tax benefit	114	445

As restated	$1,550	$6,183

Net earnings per common share:
Basic:
As previously reported	$0.16	$0.64
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.57

Diluted:
As previously reported	$0.16	$0.63
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.56

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Cost of goods sold:
As previously reported	$77,688	$146,724
Adjustments	532	936

As restated	$78,220	$147,660

Gross profit:
As previously reported	$20,743	$35,520
Adjustments to cost of goods sold	(532)	(936)

As restated	$20,211	$34,584

Income before interest, income taxes and minority interest:
As previously reported	$6,892	$8,685
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,360	$7,749

Income before income taxes and minority interest:
As previously reported	$6,803	$8,563
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,271	$7,627

Net income:
As previously reported	$4,145	$5,238
Adjustments to cost of goods sold	(532)	(936)
Income tax benefit	188	331

As restated	$3,801	$4,633

Net earnings per common share:
Basic:
As previously reported	$0.38	$0.48
Adjustments	(0.03)	(0.05)

As restated	$0.35	$0.43

Diluted:
As previously reported	$0.37	$0.47
Adjustments	(0.03)	(0.05)

As restated	$0.34	$0.42

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

Unaudited
Three Months
Ended
January 31, 2006
Cost of goods sold:
As previously reported	$69,036
Adjustments to cost of goods sold	404

As restated	$69,440

Gross profit:
As previously reported	$14,777
Adjustments to cost of goods sold	(404)

As restated	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$1,793
Adjustments to cost of goods sold	(404)

As restated	$1,389

Income before income taxes and minority interest:
As previously reported	$1,760
Adjustments to cost of goods sold	(404)

As restated	$1,356

Net income:
As previously reported	$1,093
Adjustments to cost of goods sold	(404)
Income tax benefit	143

As restated	$832

Net earnings per common share:
Basic:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

Diluted:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations follow (in thousands):

	Unaudited
	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Cost of goods sold:
As previously reported	$54,354	$145,556
Adjustments to cost of goods sold	305	305

As restated	$54,659	$145,861

Gross profit:
As previously reported	$12,561	$27,962
Adjustments to cost of goods sold	(305)	(305)

As restated	$12,256	$27,657

Income (loss) before interest, income taxes and minority interest:
As previously reported	$2,674	$(799)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,369	$(1,104)

Income (loss) before income taxes and minority interest:
As previously reported	$2,833	$(262)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,528	$(567)

Net income:
As previously reported	$2,132	411
Adjustments to cost of goods sold	(305)	(305)
Income tax benefit	101	101

As restated	$1,928	$207

Net earnings per common share:
Basic:
As previously reported	$0.20	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.18	$0.02

Diluted:
As previously reported	$0.19	$0.04
Adjustments	(0.02)	$(0.02)

As restated	$0.17	$0.02

O. Consolidation of Operations
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Restatement
     As more fully discussed in Note C to the Consolidated Financial Statements appearing under Item 8 of this Transition Report on Form 10-K/A, we restated our previously issued financial statements for the transition period ended September 30, 2006 and the fiscal year ended October 31, 2005 to correct accounting errors at one the Company’s domestic divisions.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     At the time that our Transition Report on Form 10-K for the year ended September 30, 2006 was filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. Subsequent to that evaluation and in connection with the restatement as discussed in Note C to the Consolidated Financial Statements, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that reevaluation and the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the end of the period covered by this Transition Report on Form 10-K/A, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control Over Financial Reporting (Restated)
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting as of September 30, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, the Company did not maintain effective controls over the completeness and accuracy of the inventory and accounts payable accounts at one of its domestic divisions. Specifically, the Company did not have effective review and reconciliation procedures to prevent or detect erroneous manual entries recorded in the work-in-process inventory and received goods payable accounts. This control deficiency resulted in the restatement of the Company’s fiscal 2006 and 2005 annual consolidated financial statements, each of the quarters within the fiscal year 2006, the last two quarters of fiscal year 2005 and the quarter ended December 31, 2006, and adjustments to the interim consolidated financial statements for the quarter ended March 31, 2007. Additionally, this control deficiency could result in material misstatement of our inventory, accounts payable and cost of goods sold accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
     In Management’s Report on Internal Control Over Financial Reporting included in the Company’s Transition Report on Form 10-K for the eleven months ended September 30, 2006, management previously concluded that we maintained effective internal control over financial reporting as of September 30, 2006. However, in connection with the restatement discussed in Note C of Notes to the Consolidated Financial Statements, management determined subsequent to the original Form 10-K that the material weakness described above existed as of September 30, 2006. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006, based on criteria in Internal Control — Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting herein.

     Management has excluded the Company’s Medium Voltage Switchgear and Circuit Breaker business acquired from General Electric (“Power/Vac®”) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during the year ended September 30, 2006. The Power/Vac® business is a wholly-owned division whose total revenues and total assets represent 4% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Plan
     During fiscal 2007, management has taken, and is taking, steps to strengthen our internal control over financial reporting.
•	Appropriate reconciliation procedures for received goods payable and work-in-process inventory accounts have been implemented.

•	Management has established a new position of controller for the Company’s Electrical Power Products business segment to enhance the financial and operating review process and oversight of the divisions in this segment. Management is in the process of seeking qualified candidates to fill this position

•	In January 2007, a new controller joined the division where the control deficiency occurred.
     While we have taken certain actions to address the material weakness identified, additional measures may be necessary. The remediation measures taken during fiscal year 2007 have improved our internal control over financial reporting. However, until the newly designed controls have operated for a sufficient period of time, we will not be able to conclude that the material weakness has been remediated. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable.
Changes in Internal Control over Financial Reporting
     There has been not any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this report.

2.	Financial Statement Schedule. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3.	Exhibits.

Number		Description of Exhibits
2.1	—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

2.2	—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

**2.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

Number		Description of Exhibits
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).

10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.16	—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

+10.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.

10.18	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

**10.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

Number		Description of Exhibits
10.20	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

+21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers, LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with the Transition Report on Form 10-K for the eleven-month period ended September 30, 2006.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
By:	/s/ Thomas W. Powell
Thomas W. Powell
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President and Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director
Date: May 23, 2007

EXHIBIT INDEX

Number		Exhibit Title
2.1	—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

2.2	—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

**2.3		Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).

10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

Number		Exhibit Title
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.16	—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

+10.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto.

10.18	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

**10.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

10.20	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

+21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers, LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with the Transition Report on Form 10-K for the eleven-month period ended September 30, 2006.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.