Form 10-Q/A
period 2006-12-31
POWELL INDUSTRIES INC
filed 2007-05-23
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
INDEX
For the Quarter Ended December 31, 2006

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three month period ended December 31, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on February 9, 2007 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note J to Notes to Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to correct errors in inventories and accounts payable at one of our domestic divisions which resulted in a decrease in net income. Additionally, the previously issued Condensed Consolidated Balance Sheet as of December 31, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statement of Operations for the three month period ended December 31, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.
     In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.
     The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2006, and concluded that because of the errors that resulted in the restatement of inventories and accounts payable, the Company had a material weakness in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.
     This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three month period ended December 31, 2006 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time the Original Filing on February 9, 2007.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	January 31, 2006
Cost of goods sold:
As previously reported	$101,319	$69,036
Adjustments	1,367	404

As restated	$102,686	$69,440

Gross Profit:
As previously reported	$21,457	$14,777
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$20,090	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$5,183	$1,793
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$3,816	$1,389

Income before income taxes and minority interest:
As previously reported	$4,675	$1,760
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$3,308	$1,356

Net income:
As previously reported	$2,892	$1,093
Adjustments to cost of goods sold	(1,367)	(404)
Income tax benefit	504	143

As restated	$2,029	$832

Net earnings per common share:
Basic:
As previously reported	$0.26	$0.10
Adjustments	(0.07)	(0.02)

As restated	$0.19	$0.08

Diluted:
As previously reported	$0.26	$0.10
Adjustments	(0.08)	(0.02)

As restated	$0.18	$0.08

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

December 31, 2006
Inventories:
As previously reported	$36,712
Adjustments	(1,085)

As restated	$35,627

Income taxes receivable:
As previously reported	$1,291
Adjustments	(116)

As restated	$1,175

Deferred income taxes:
As previously reported	$162
Reclassification	1,600

As restated	$1,762

Accounts payable:
As previously reported	$39,263
Adjustments	3,093

As restated	$42,356

Retained earnings:
As previously reported	$149,382
Adjustments	(2,694)

As restated	$146,688

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)	(See Note A)
	(As restated,	(As restated,
	see Note J)	see Note J)
Assets
Current Assets:
Cash and cash equivalents	$4,955	$10,495
Accounts receivable, less allowance for doubtful accounts of $1,119 and $1,044, respectively	111,648	108,002
Costs and estimated earnings in excess of billings on uncompleted contracts	52,325	43,067
Inventories, net	35,627	28,268
Income taxes receivable	1,175	—
Deferred income taxes	1,762	1,270
Prepaid expenses and other current assets	5,813	2,398

Total Current Assets	213,305	193,500
Property, plant and equipment, net	64,521	60,336
Goodwill	1,084	1,084
Intangible assets, net	31,498	32,263
Other assets	5,670	5,495

Total Assets	$316,078	$292,678

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,454	$8,510
Income taxes payable	1,761	733
Accounts payable	42,356	46,515
Accrued salaries, bonuses and commissions	11,148	13,183
Billings in excess of costs and estimated earnings on uncompleted contracts	37,536	16,752
Accrued product warranty	3,836	3,443
Other accrued expenses	8,041	9,476

Total Current Liabilities	113,132	98,612
Long-term debt and capital lease obligations, net of current maturities	38,295	33,886
Deferred compensation	1,739	1,735
Postretirement benefits obligation	1,171	1,146
Other liabilities	63	90

Total Liabilities	154,400	135,469

Commitments and contingencies (Note G)
Minority interest	337	278

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,002,779 and 11,001,733 shares issued, respectively; 11,002,779 and 10,924,046 shares outstanding, respectively	110	110
Additional paid-in capital	13,830	12,776
Retained earnings	146,688	144,659
Treasury stock, -0- and 77,687 shares, respectively, at cost	—	(525)
Accumulated other comprehensive income	1,533	817
Deferred compensation	(820)	(906)

Total Stockholders’ Equity	161,341	156,931

Total Liabilities and Stockholders’ Equity	$316,078	$292,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2006	January 31, 2006
	(See Note A)
	(As restated,	(As restated,
	see Note J)	see Note J)
Revenues	$122,776	$83,813
Cost of goods sold	102,686	69,440

Gross profit	20,090	14,373
Selling, general and administrative expenses	16,274	12,984

Income before interest, income taxes and minority interest	3,816	1,389
Interest expense	688	335
Interest income	(180)	(302)

Income before income taxes and minority interest	3,308	1,356
Income tax provision	1,220	506
Minority interest in net income	59	18

Net income	$2,029	$832

Net earnings per common share:
Basic	$0.19	$0.08

Diluted	$0.18	$0.08

Weighted average shares:
Basic	10,942	10,853

Diluted	11,121	11,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2006	January 31, 2006
	(See Note A)
	(As restated,	(As restated,
	see Note J)	see Note J)
Operating Activities:
Net income	$2,029	$832
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,551	1,470
Amortization	947	335
Amortization of unearned restricted stock	68	52
Stock-based compensation	206	417
Bad debt expense	58	98
(Gain) loss on disposition of assets	(10)	48
Deferred income taxes	(674)	331
Minority interest earnings	59	18
Changes in operating assets and liabilities:
Accounts receivable, net	(2,984)	2,914
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,054)	(9,195)
Inventories	(7,175)	(3,550)
Prepaid expenses and other current assets	(4,460)	(3,128)
Other assets	(42)	1,301
Accounts payable and income taxes payable	(3,590)	1,163
Accrued liabilities	(3,250)	(725)
Billings in excess of costs and estimated earnings on uncompleted contracts	20,645	2,678
Deferred compensation	90	(111)
Other liabilities	1	117

Net cash used in operating activities	(5,585)	(4,935)

Investing Activities:
Proceeds from sale of fixed assets	155	21
Purchases of property, plant and equipment	(5,430)	(1,178)
Purchases of short-term auction rate securities	—	(2,000)

Net cash used in investing activities	(5,275)	(3,157)

Financing Activities:
Borrowings on U.S. revolving line of credit	8,892	2,820
Payments on U.S. revolving line of credit	(5,892)	(2,820)
Borrowings on UK revolving line of credit	1,959	—
Payments on UK revolving line of credit	(588)	—
Payments on short-term financing	(160)	—
Payments on capital lease obligations	(13)	(13)
Payments on tax exempt industrial development revenue bonds	(400)	—
Tax benefit from exercise of stock options	264	19
Proceeds from exercise of stock options	925	67

Net cash provided by financing activities	4,987	73

Net decrease in cash and cash equivalents	(5,873)	(8,019)
Effect of exchange rate changes on cash and cash equivalents	333	(9)
Cash and cash equivalents at beginning of period	10,495	24,844

Cash and cash equivalents at end of period	$4,955	$16,816

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

Three Months Ended
January 31, 2006
(As restated,
see Note J)
Pro forma revenues	$106,341
Pro forma net income	$1,973
Net earnings per common share:
Pro forma:
Basic	$0.18
Diluted	$0.18
As reported:
Basic	$0.08
Diluted	$0.08
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
C. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31, 2006	January 31, 2006
	(As restated,	(As restated,
	see Note J)	see Note J)
Numerator:
Net income	$2,029	$832

Denominator:
Denominator for basic earnings per share-weighted average shares	10,942	10,853
Dilutive effect of stock options and restricted stock	179	151

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,121	11,004

Net earnings per share:
Basic	$0.19	$0.08

Diluted	$0.18	$0.08

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

D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Balance at beginning of period	$1,044	$567
Adjustments to the allowance	59	98
Deductions for uncollectible accounts written off, net of recoveries	—	—
Increase due to foreign currency translation	16	—

Balance at end of period	$1,119	$665

Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
Balance at beginning of period	$3,443	$1,836
Adjustments to the accrual	984	727
Deductions for warranty charges	(642)	(460)
Increase due to foreign currency translation	51	—

Balance at end of period	$3,836	$2,103

Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2006	2006
	(As restated,	(As restated,
	see Note J)	see Note J)
Raw materials, parts and subassemblies	$23,641	$18,772
Work-in-progress	11,986	9,496

Total Inventories	$35,627	$28,268

Costs and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2006	2006
Costs incurred on uncompleted contracts	$315,747	$300,247
Estimated earnings	63,917	64,964

	379,664	365,211
Less: Billings to date	364,875	338,896

	$14,789	$26,315

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$52,325	$43,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,536)	(16,752)

	$14,789	$26,315

E. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
	(As restated,	(As restated,
	see Note J)	see Note J)
Net income	$2,029	$832
Other comprehensive income, net of tax
Unrealized gain on foreign currency translation	716	13

Comprehensive income	$2,745	$845

F. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2006	2006
US Revolver	$6,000	$3,000
UK Revolver	4,506	2,434
UK Term Loan	9,404	9,550
Deferred acquisition payable	20,273	20,273
Industrial development revenue bonds	6,000	6,400
Capital lease obligations	103	115
Other borrowings	463	624

Subtotal long-term debt and capital lease obligations	46,749	42,396
Less current portion	(8,454)	(8,510)

Total long-term debt and capital lease obligations	$38,295	$33,886

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
H. STOCK-BASED COMPENSATION
Refer to the Company’s Transition Report on Form 10-K/A for the fiscal year ended September 30, 2006 for a full description of the Company’s existing stock-based compensation plans.
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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31, 2006	January 31, 2006
	(As restated,	(As restated,
	see Note J)	see Note J)
Revenues:
Electrical Power Products	$117,343	$76,642
Process Control Systems	5,433	7,171

Total	$122,776	$83,813

Gross profit:
Electrical Power Products	$18,726	$12,660
Process Control Systems	1,364	1,713

Total	$20,090	$14,373

Income before income taxes and minority interest:
Electrical Power Products	$3,225	$995
Process Control Systems	83	361

Total	$3,308	$1,356

	December 31, 2006	September 30, 2006
	(As restated, see	(As restated, see
	Note J)	Note J)
Identifiable tangible assets:
Electrical Power Products	$260,214	$238,125
Process Control Systems	9,678	8,813
Corporate	13,113	11,853

Total	$283,005	$258,791

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
J. ACCOUNTING RESTATEMENT
The Company has restated the Consolidated Financial Statements for the periods ended September 30, 2006 and October 31, 2005 for errors at one of its domestic divisions related to work-in-process inventory and accounts payable. The accounting errors resulted from incorrectly analyzing and adjusting work-in-process inventory balances and received goods accounts payable. These accounting errors were discovered by a new controller who had just joined this division. This restatement increased cost of goods sold and reduced net income for the periods stated below. Additionally, the previously issued condensed consolidated balance sheet as of December 31, 2006 and September 30, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued consolidated statements of operations for the eleven month period ended September 30, 2006 is not impacted by the reclassification of income tax accounts on the consolidated balance sheet.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statements of Operations follow (in thousands):

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	January 31, 2006
Cost of goods sold:
As previously reported	$101,319	$69,036
Adjustments	1,367	404

As restated	$102,686	$69,440

Gross Profit:
As previously reported	$21,457	$14,777
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$20,090	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$5,183	$1,793
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$3,816	$1,389

Income before income taxes and minority interest:
As previously reported	$4,675	$1,760
Adjustments to cost of goods sold	(1,367)	(404)

As restated	$3,308	$1,356

Net income:
As previously reported	$2,892	$1,093
Adjustments to cost of goods sold	(1,367)	(404)
Income tax benefit	504	143

As restated	$2,029	$832

Net earnings per common share:
Basic:
As previously reported	$0.26	$0.10
Adjustments	(0.07)	(0.02)

As restated	$0.19	$0.08

Diluted:
As previously reported	$0.26	$0.10
Adjustments	(0.08)	(0.02)

As restated	$0.18	$0.08

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

December 31, 2006
Inventories:
As previously reported	$36,712
Adjustments	(1,085)

As restated	$35,627

Income taxes receivable:
As previously reported	$1,291
Adjustments	(116)

As restated	$1,175

Deferred income taxes:
As previously reported	$162
Reclassification	1,600

As restated	$1,762

Accounts payable:
As previously reported	$39,263
Adjustments	3,093

As restated	$42,356

Retained earnings:
As previously reported	$149,382
Adjustments	(2,694)

As restated	$146,688

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A and our Amendment No. 1 to the Transition Report on Form 10-K/A for the eleven months ended September 30, 2006 (“Form 10-K/A”) as filed with the Securities and Exchange Commission. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K/A.
As discussed in Note J of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three months ended December 31, 2006 and January 31, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
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
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $39.0 million to $122.8 million in the first quarter of fiscal 2007 compared to $83.8 million in the first quarter of fiscal 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The acquisition of the Power/Vac® product line added revenues of $21.3 million in the first quarter of fiscal 2007. For the first quarter of fiscal 2007, domestic revenues increased by 29% to $79.4 million compared to the first quarter of fiscal 2006. Total international revenues were $43.4 million in the first quarter of 2007 compared to $22.4 million in the first quarter of fiscal 2006. International revenues increased primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit for the first quarter of fiscal 2007 increased by approximately $5.7 million to $20.1 million as a result of improved pricing, coupled with the acquisition of the

Power/Vac® product line.
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
Gross profit from the Electrical Power Products segment, as a percentage of revenues, was 16.0% in the first quarter of fiscal 2007, compared to 16.5% in the first quarter of fiscal 2006. Excluding the direct impact of the Power/Vac® product line acquisition, segment gross profit would have been approximately 18% in the first quarter of fiscal 2007. This increase in gross profit resulted from improved pricing and operating efficiencies, partially offset by inflationary pressures, primarily related to higher unit prices for copper compared to the first quarter of fiscal 2006.
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
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 36.9% in the first quarter of fiscal 2007 compared to 37.3% in the first quarter of fiscal 2006. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income
In the first quarter of fiscal 2007 we generated net income of $2.0 million, or $0.18 per diluted share, compared to $0.8 million, or $0.08 per diluted share, in the first quarter of fiscal 2006. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity, have improved net income in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
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
Liquidity and Capital Resources
Working capital was $100.2 million at December 31, 2006, compared to $94.9 million at September 30, 2006. As of December 31, 2006, current assets exceeded current liabilities by 1.9 times and our debt to capitalization ratio was 22.5%.
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
Item 4. Controls And Procedures
Restatement
In April 2007, the Company concluded that certain accounting errors found at one of its domestic divisions would require the restatement of certain of its previously issued consolidated financial statements. These accounting errors related to certain adjusting entries pertaining to the reconciliation process for work-in-process inventory and accounts payable. These accounting errors were discovered by a new controller who had just joined the division. This restatement increased cost of goods sold and reduced net income for the eleven months ended September 30, 2006 and the year ended October 31, 2005, the four quarters of 2006 and third and fourth quarter of 2005.
As discussed in Note J to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on 10-Q/A for the quarterly period ended December 31, 2006, we have restated our previously issued financial statements.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three months ended December 31, 2006 was filed, our CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement as discussed in Note J to the Consolidated Financial Statements, our CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of December 31, 2006, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in our Amendment No. 1 of our Annual Report on Form 10-K/A for the eleven month period ended September 30, 2006. Additionally, our CEO and CFO have subsequently concluded that the material weakness described in Item 9A of our Annual Report on Form 10-K/A for the eleven months ended September 30, 2006, existed as of December 31, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report in Form 10-Q/A are fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2007, management continued the Oracle implementation which began in fiscal 2006. This conversion to Oracle has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the Oracle implementation. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
See Item 9A included in our Annual Report on Form 10-K/A for a discussion of actions we have taken and are planning to take to remediate the material weakness noted in that Item 9A.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Transition Report on Form 10-K/A for the fiscal year ended September 30, 2006.

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
POWELL INDUSTRIES, INC.
Registrant

May 23, 2007 Date	/s/ THOMAS W. POWELL Thomas W. Powell
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 23, 2007 Date	/s/ DON R. MADISON Don R. Madison
Executive Vice President and Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders party thereto (filed as Exhibit 10.17 to our Transition Report on Form 10-K for the transition period ended September 30, 2006, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.