Form 10-Q
period 2007-03-31
POWELL INDUSTRIES INC
filed 2007-05-24
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007.
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
          Common Stock, par value $.01 per share; 11,097,879 shares outstanding as of May 22, 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31,	September 30,
	2007	2006
		(See Note A)
Assets
Current Assets:
Cash and cash equivalents	$3,062	$10,495
Accounts receivable, less allowance for doubtful accounts of $882 and $1,044, respectively	112,343	108,002
Costs and estimated earnings in excess of billings on uncompleted contracts	55,104	43,067
Inventories, net	40,899	28,268
Income taxes receivable	2,674	—
Deferred income taxes	2,235	1,270
Prepaid expenses and other current assets	4,176	2,398

Total Current Assets	220,493	193,500
Property, plant and equipment, net	66,769	60,336
Goodwill	1,084	1,084
Intangible assets, net	30,563	32,263
Other assets	5,698	5,495

Total Assets	$324,607	$292,678

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,311	$8,510
Income taxes payable	1,803	733
Accounts payable	57,313	46,515
Accrued salaries, bonuses and commissions	13,006	13,183
Billings in excess of costs and estimated earnings on uncompleted contracts	29,037	16,752
Accrued product warranty	4,664	3,443
Other accrued expenses	7,641	9,476

Total Current Liabilities	121,775	98,612
Long-term debt and capital lease obligations, net of current maturities	34,213	33,886
Deferred compensation	1,736	1,735
Postretirement benefits obligation	1,196	1,146
Other liabilities	36	90

Total Liabilities	158,956	135,469

Commitments and contingencies (Note G)

Minority interest	387	278

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,064,379 and 11,001,733 shares issued, respectively; 11,064,379 and 10,924,046 shares outstanding, respectively	111	110
Additional paid-in capital	15,430	12,776
Retained earnings	148,942	144,659
Treasury stock, -0- and 77,687 shares, respectively, at cost	—	(525)
Accumulated other comprehensive income	1,509	817
Deferred compensation	(728)	(906)

Total Stockholders’ Equity	165,264	156,931

Total Liabilities and Stockholders’ Equity	$324,607	$292,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2007	April 30, 2006	March 31, 2007	April 30, 2006
	(See Note A)		(See Note A)
		(As restated,		(As restated,
		see Note J)		see Note J)
Revenues	$141,912	$98,431	$264,688	$182,244

Cost of goods sold	119,147	78,220	221,833	147,660

Gross profit	22,765	20,211	42,855	34,584

Selling, general and administrative expenses	18,452	13,851	34,726	26,835

Income before interest, income taxes and minority interest	4,313	6,360	8,129	7,749

Interest expense	919	326	1,607	661

Interest income	(120)	(237)	(300)	(539)

Income before income taxes and minority interest	3,514	6,271	6,822	7,627

Income tax provision	1,210	2,473	2,430	2,979

Minority interest in net income (loss)	50	(3)	109	15

Net income	$2,254	$3,801	$4,283	$4,633

Net earnings per common share:

Basic	$0.20	$0.35	$0.39	$0.43

Diluted	$0.20	$0.34	$0.39	$0.42

Weighted average shares:

Basic	11,033	10,865	10,987	10,859

Diluted	11,123	11,110	11,090	11,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2007	April 30, 2006
	(See Note A)
		(As restated,
		see Note J)
Operating Activities:
Net income	$4,283	$4,633
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,254	2,921
Amortization	1,936	542
Amortization of unearned restricted stock	133	103
Stock-based compensation	375	735
Bad debt expense	84	186
Loss on disposition of assets	300	43
Deferred income taxes	456	72
Minority interest earnings	109	14
Other	—	18
Changes in operating assets and liabilities:
Accounts receivable, net	(3,663)	(17,758)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,816)	(8,113)
Inventories	(12,439)	(4,429)
Prepaid expenses and other current assets	(6,036)	(1,192)
Other assets	(122)	1,002
Accounts payable and income taxes payable	11,363	3,406
Accrued liabilities	(969)	2,038
Billings in excess of costs and estimated earnings on uncompleted contracts	12,137	2,494
Deferred compensation	180	(153)
Other liabilities	(5)	61

Net cash used in operating activities	(440)	(13,377)

Investing Activities:
Proceeds from sale of fixed assets	155	29
Purchases of property, plant and equipment	(9,678)	(2,645)
Proceeds from sale of short-term auction rate securities	—	8,200

Net cash provided by (used in) investing activities	(9,523)	5,584

Financing Activities:
Borrowings on U.S. revolving line of credit	28,480	3,265
Payments on U.S. revolving line of credit	(28,980)	(3,265)
Borrowings on UK revolving line of credit	1,959	—
Payments on UK revolving line of credit	(1,177)	(913)
Payments on UK term loan	—	(548)
Proceeds from short-term financing	—	897
Payments on short-term financing	(307)	—
Payments on capital lease obligations	(26)	(54)
Payments on tax exempt industrial development revenue bonds	(400)	—
Tax benefit from exercise of stock options	575	86
Proceeds from exercise of stock options	2,096	176

Net cash provided by (used in) financing activities	2,220	(356)

Net decrease in cash and cash equivalents	(7,743)	(8,149)
Effect of exchange rate changes on cash and cash equivalents	310	494
Cash and cash equivalents at beginning of period	10,495	24,844

Cash and cash equivalents at end of period	$3,062	$17,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year-End

Effective September 30, 2006, we changed our fiscal year end from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is only 31 days. Therefore, our consolidated operating results and cash flows for the three and six months ended March 31, 2007 will be compared to the operating results and cash flows for the three and six months ended April 30, 2006.

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

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the rules of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all annual disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Amendment No. 1 to Transition Report on Form 10-K/A for the transition period ended September 30, 2006. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of our financial position, results of operations and cash flows. The interim period results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position or results of operations.

B.	ACQUISITIONS

Louisiana Acquisition

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. This acquisition allows us to extend sales and service to the Eastern Gulf Coast Region. As this acquisition was not material to the consolidated financial results or financial position of the Company, no additional disclosure has been included in these Notes to Condensed Consolidated Financial Statements.

Acquisition of Medium Voltage Switchgear and Circuit Breaker Product Line (“Power/Vac®”) from General Electric Company

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities and is estimated to be completed during the first half of fiscal 2008. GE will continue to manufacture products and supply them to Powell during the transition period. Following the transition period, the new product line will be manufactured in Houston, Texas and will require between 300 and 350 employees. This acquisition has supported our strategy to expand our product offerings and enhance our customer base. This product line is typically marketed to customers in the distribution, commercial, industrial, and utilities sectors. The Power/Vac® product line is being marketed primarily through the existing sales force of GE as well as our own sales team.

The $32.0 million purchase price consisted of an initial payment of $8.5 million paid at closing from existing cash and short-term marketable securities with the remainder payable in four installments every 10 months over 40 months from August 2006 of $5.5 million, $6.25 million, $6.25 million and $5.5 million, respectively. The deferred installments, which do not bear interest, resulted in a discounted purchase price of approximately $28.8 million based on an assumed discount rate of 6.6%. Approximately $1.2 million of expenses were incurred related to the acquisition resulting in a total discounted purchase price of $30.0 million. We are also required to purchase the remaining inventory at the end of the transition period for the carrying value of such inventory in seller’s accounting records and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

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

The pro forma data presented below reflects the results for the second quarter and first six months of fiscal 2006 of Powell Industries, Inc. and the acquisition of Power/Vac® assuming the acquisition was completed on November 1, 2005 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Pro forma revenues	$122,845	$229,186
Pro forma net income	$4,504	$6,470
Net earnings per common share:
Pro forma:
Basic	$0.41	$0.60
Diluted	$0.41	$0.58
As reported:
Basic	$0.35	$0.43
Diluted	$0.34	$0.42
The unaudited pro forma information includes the operating results of Power/Vac® prior to the acquisition date, adjusted to include the pro forma impact of the following:
1)	Impact of additional interest expense related to the purchase price;

2)	Impact of amortization expense related to intangible assets; and

3)	Adjustment to the income tax provision.
The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future.

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	April 30,	March 31,	April 30,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Numerator:
Net income	$2,254	$3,801	$4,283	$4,633

Denominator:
Denominator for basic earnings per share-weighted average shares	11,033	10,865	10,987	10,859
Dilutive effect of stock options and restricted stock	90	245	103	202

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,123	11,110	11,090	11,061

Net earnings per share:
Basic	$0.20	$0.35	$0.39	$0.43

Diluted	$0.20	$0.34	$0.39	$0.42

Excluded from the computation of diluted earnings per share were options to purchase approximately 24,000 shares of common stock for the three and six months ended April 30, 2006. These options were excluded from the computation because the effect of the options was not dilutive as their exercise prices were greater than the average market price of our common stock.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 30,	March 31,	April 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,119	$665	$1,044	$567
Adjustments to the allowance	(143)	83	(84)	181
Deductions for uncollectible accounts written off, net of recoveries	(94)	5	(94)	5
Increase due to foreign currency translation	—	3	16	3

Balance at end of period	$882	$756	$882	$756

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 30,	March 31,	April 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,836	$2,103	$3,443	$1,836
Adjustments to the accrual	1,220	1,644	2,204	2,371
Deductions for warranty charges	(394)	(436)	(1,036)	(896)
Increase due to foreign currency translation	2	26	53	26

Balance at end of period	$4,664	$3,337	$4,664	$3,337

Inventories

The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2007	2006
Raw materials, parts and subassemblies	$27,486	$18,772
Work-in-progress	13,413	9,496

Total inventories	$40,899	$28,268

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2007	2006
Costs incurred on uncompleted contracts	$356,198	$300,247
Estimated earnings	71,974	64,964

	428,172	365,211
Less: Billings to date	402,105	338,896

	$26,067	$26,315

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$55,104	$43,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(29,037)	(16,752)

	$26,067	$26,315

E.	COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 30,	March 31,	April 30,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Net income	$2,254	$3,801	$4,283	$4,633
Other comprehensive income, net of tax Unrealized gain (loss) on foreign currency translation translation	(24)	468	692	481

Comprehensive income	$2,230	$4,269	$4,975	$5,114

F.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2007	2006
US Revolver	$2,500	$3,000
UK Revolver	4,514	2,434
UK Term Loan	8,831	9,550
Deferred acquisition payable	20,273	20,273
Industrial development revenue bonds	6,000	6,400
Capital lease obligations	90	115
Other borrowings	316	624

Subtotal long-term debt and capital lease obligations	42,524	42,396
Less current portion	(8,311)	(8,510)

Total long-term debt and capital lease obligations	$34,213	$33,886

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

The Amended Credit Agreement provides for a 1) $42.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pounds sterling) (approximately $7.9 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $11.8 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restricts our ability to pay dividends. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under the Amended Credit Agreement is reduced by $15.3 million for our outstanding letters of credit at March 31, 2007. There was £2.3 million, or approximately $4.5 million, outstanding under the UK Revolver and $2.5 million outstanding under the US Revolver as of March 31, 2007.

As of March 31, 2007, we had $24.2 million total available on the US Revolver and £1.7 million, or approximately $3.4 million, total available on the UK Revolver.

UK Term Loan

The UK Term Loan provides for borrowings of £6.0 million, or approximately $11.8 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $9.4 million, of this facility was used to finance the portion of the purchase price of the Switchgear & Instrumentation Limited business (“S&I”) that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.9 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $0.6 million, began March 31, 2006 with the final payment due on March 31, 2010. As of March 31, 2007, £4.5 million, or $8.8 million, was outstanding under the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million, with no interest accruing, is payable in four installments every 10 months over 40 months from the acquisition date. The deferred installments result in a discounted payable of approximately $28.8 million at March 31, 2007 based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is approximately $5.2 million and is included in the current portion of long-term debt.

Tax Exempt Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 3.76% per annum on March 31, 2007.

We were previously engaged in an audit with the Internal Revenue Service (“IRS”) related to our Bonds. The IRS has reviewed information related to these Bonds and, in the second quarter of 2007, has decided in our favor, without penalty.

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

G.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $16.0 million as of March 31, 2007 under the US Revolver. We also had performance bonds totaling approximately $87.0 million outstanding at March 31, 2007.

In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £10.0 million in bonds (approximately $19.6 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $4.9 million), and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options. At March 31, 2007, we had outstanding a total of £8.1 million, or approximately $15.9 million under this Facility Agreement.

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

On May 1, 2007, the jury delivered its verdict in favor of the Company. In accordance with court procedures, the Court is currently reviewing the jury’s proposed monetary award and several other pending motions. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict, we anticipate that we will be able to recover the approximately $2.1 million recorded in the consolidated balance sheet at March 31, 2007.

See Note F for discussion related to our tax exempt industrial development revenue bonds.

H.	STOCK-BASED COMPENSATION

Refer to the Company’s Amendment No. 1 to Transition Report on Form 10-K/A for the transition period ended September 30, 2006 for a full description of the Company’s existing stock-based compensation plans.

Stock Options

Stock option activity for the six months ended March 31, 2007 is as follows:

			Remaining
			Weighted-Average	Aggregate
	Stock	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at September 30, 2006	732,770	$17.37
Granted	—	—
Exercised	(126,833)	17.02
Forfeited	—	—

Outstanding at March 31, 2007	605,937	17.44	3.43	$6,612

Exercisable at March 31, 2007	326,657	17.44	2.38	$3,565

Additionally, 5,100 shares were issued in fiscal 2007 related to options exercised in fiscal 2006.

Restricted Stock and Restricted Stock Units

In September 2006, our Board of Directors adopted, and in February 2007, the Company’s stockholders approved, the 2006 Equity Compensation Plan which became retroactively effective to September 29, 2006. Under the Plan, any employee of the Company and its subsidiaries and consultants are eligible to participate in the Plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. A total of 750,000 shares of our common stock are available for issuance under this Plan.

In October 2006, subject to stockholder approval of the 2006 Equity Compensation Plan, the Company granted approximately 107,000 restricted stock units (“RSU”s) with a fair value of $31.86 to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 23, 2007, which was the date stockholders approved our 2006 Equity Compensation Plan. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the three year performance cycle beginning October 1, 2006 to September 30, 2009 and range from 0% to 150% of the target RSUs granted. The vesting period ranges from one to three years. The performance goal is based on cumulative earnings per share over the three year performance cycle. The RSUs do not have voting rights of common stock and the shares of common stock underlying the RSUs are not considered issued and outstanding.

As of March 31, 2007, no compensation expense related to the RSUs was recognized, as the performance goal is not expected to be met as of the date of this report.

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

The operating results of the Louisiana acquisition and the Power/Vac® product lines are included in our Electrical Power Products business segment from their respective acquisition dates.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 30,	March 31,	April 30,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Revenues:
Electrical Power Products	$136,034	$91,875	$253,377	$168,517
Process Control Systems	5,878	6,556	11,311	13,727

Total	$141,912	$98,431	$264,688	$182,244

Gross profit:
Electrical Power Products	$20,933	$18,250	$39,659	$30,910
Process Control Systems	1,832	1,961	3,196	3,674

Total	$22,765	$20,211	$42,855	$34,584

Income before income taxes and minority interest:
Electrical Power Products	$3,113	$5,906	$6,338	$6,901
Process Control Systems	401	365	484	726

Total	$3,514	$6,271	$6,822	$7,627

	March 31,	September 30,
	2007	2006
Identifiable tangible assets:
Electrical Power Products	$272,495	$238,125
Process Control Systems	8,366	8,813
Corporate	11,657	11,853

Total	$292,518	$258,791

In addition, the Electrical Power Products business segment had $1,084,000 and $1,084,000 of goodwill and $30,563,000 and $32,263,000 of intangible assets as of March 31, 2007 and September 30, 2006, respectively. Additionally, Corporate had $442,000 and $540,000 of deferred loan costs as of March 31, 2007 and September 30, 2006, respectively, which are not included in identifiable tangible assets above.

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

As a result of such accounting errors, the Company has filed Amendment No. 1 to its Transition Report on Form 10-K/A for the transition period ended September 30, 2006 and filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2006. In addition, the Company is in the process of amending its Quarterly Reports for each of the 2006 fiscal quarters.

Previously issued financial statements that have been impacted herein are the unaudited Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2006 and the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2006. Such financial statements will be restated as described in the preceding paragraph.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statements of Operations follow (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Cost of goods sold:
As previously reported	$77,688	$146,724
Adjustments	532	936

As restated	$78,220	$147,660

Gross Profit:
As previously reported	$20,743	$35,520
Adjustments to cost of goods sold	(532)	(936)

As restated	$20,211	$34,584

Income before interest, income taxes and minority interest:
As previously reported	$6,892	$8,685
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,360	$7,749

Income before income taxes and minority interest:
As previously reported	$6,803	$8,563
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,271	$7,627

Net income:
As previously reported	$4,145	$5,238
Adjustments to cost of goods sold	(532)	(936)
Income tax benefit	188	331

As restated	$3,801	$4,633

Net earnings per common share:
Basic:
As previously reported	$0.38	$0.48
Adjustments to cost of goods sold	(0.03)	(0.05)

As restated	$0.35	$0.43

Diluted:
As previously reported	$0.37	$0.47
Adjustments to cost of goods sold	(0.03)	(0.05)

As restated	$0.34	$0.42

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and Amendment No. 1 to Transition Report on Form 10-K/A for the eleven months ended September 30, 2006 (“Form 10-K/A”) as filed with the Securities and Exchange Commission. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Form 10-K/A.
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
Effective September 30, 2006, we changed our fiscal year end from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is only 31 days. Therefore, our consolidated operating results and cash flows for the three and six months ended March 31, 2007 will be compared to the operating results and cash flows for the three and six months ended April 30, 2006.
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
The Power/Vac® medium voltage switchgear product line enhances our product offering, comes with a large installed base and has a broad customer base across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15 year supply agreement with GE in which GE is obligated to purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, is expected to significantly strengthen our position in the marketplace and should enable us to reach a broader market and gain access to new customers. We are currently relocating the Power/Vac® product line from GE’s facility in West Burlington, Iowa to our facilities in Houston, Texas. The relocation of the product line and related activities is estimated to be completed in the first half of fiscal 2008. GE will continue to manufacture products and supply them to Powell during the transition period.
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
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $43.5 million to $141.9 million in the second quarter of fiscal 2007 compared to $98.4 million in the second quarter of fiscal 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The recently acquired Power/Vac® product line added revenues of $26.1 million in the second quarter of fiscal 2007. For the second quarter of fiscal 2007, domestic revenues increased by 43% to $96.4 million compared to the second quarter of fiscal 2006. Total international revenues were $45.5 million in the second quarter of 2007 compared to $31.0 million in the second quarter of fiscal 2006. International revenues increased primarily due to higher industry levels of energy related investments, principally oil and gas projects. Gross profit for the second quarter of fiscal 2007 increased by approximately $2.6 million to $22.8 million as a result of improved pricing, coupled with the recently acquired Power/Vac® product line.
For the six months ended March 31, 2007, consolidated revenues increased $82.4 million to $264.7 million compared to $182.2 million in the six months ended April 30, 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The recently acquired Power/Vac® product line added revenues of $47.3 million in the six months ended March 31, 2007. For the first six months of fiscal 2007, domestic revenues increased by 36.5% to $175.8 million compared to the first six months of fiscal 2006. Total international revenues were $88.9 million in the first six months of 2007 compared to $53.4 million in the first six months of fiscal 2006. International revenues increased primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit for the first six months of fiscal 2007 increased by approximately $8.3 million to $42.9 million as a result of improved pricing, coupled with the recently acquired Power/Vac® product line.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $136.0 million in the second quarter of fiscal 2007, which includes revenues of $26.1 million from the recently acquired Power/Vac® product line, compared to $91.9 million for the second quarter of fiscal 2006. In the second quarter of fiscal 2007, revenues from public and private utilities were approximately $59.1 million, compared to $33.8 million in the second quarter of fiscal 2006. Revenues from commercial and industrial customers totaled $69.8 million in the second quarter of fiscal 2007, an increase of $19.8 million compared to the second quarter of fiscal 2006. Municipal and transit projects generated revenues of $7.1 million in the second quarter of fiscal 2007 compared to $8.1 million in the second quarter of fiscal 2006.
Gross profit from the Electrical Power Products segment, as a percentage of revenues, was 15.4% in the second quarter of fiscal 2007, compared to 19.9% in the second quarter of fiscal 2006. The decline in gross profit as a percentage of revenues is attributable to integration and start up costs associated with relocating the Power/Vac® product line to Houston and higher than average gross margins from service and replacement projects in the first half of fiscal 2006 as a result of the 2005 hurricanes along the Gulf Coast region, which did not continue at the same levels into the first half of fiscal 2007. Excluding the direct impact of the recently acquired Power/Vac® product line, segment gross profit would have been approximately 18.3% in the second quarter of fiscal 2007.
For the six months ended March 31, 2007, our Electrical Power Products segment recorded revenues of $253.4 million, which includes revenues of $47.3 million from the recently acquired Power/Vac® product line, compared to $168.5 million for the six months ended April 30, 2006. In the first six months of fiscal 2007, revenues from public and private utilities were approximately $97.4 million, compared to $56.5 million in the first six months of fiscal 2006. Revenues from commercial and industrial customers totaled $142.4 million in the first six months of fiscal 2007, an increase of $45.5 million compared to the first six months of fiscal 2006. Municipal and transit projects generated revenues of $13.6 million in the first six months of fiscal 2007 compared to $15.1 million in the first six months of fiscal 2006.
For six months ended March 31, 2007, gross profit from the Electrical Power Products segment, as a percentage of revenues, was 15.7%, compared to 18.3% in the six months ended April 30, 2006. The decline in gross profit as a percentage of revenues is attributable to integration and start up costs associated with relocating the Power/Vac® product line to Houston and higher than average gross margins from service and replacement projects in the first half of fiscal 2006 as a result of the 2005 hurricanes along the Gulf Coast region, which did not continue at the same levels into the first half of fiscal 2007. Excluding the direct impact of the Power/Vac® product line, segment gross profit would have been approximately 18.2% in the six months ended March 31, 2007.
Process Control Systems
Our Process Control Systems segment recorded revenues of $5.9 million in the second quarter of fiscal 2007, down from $6.6 million in the second quarter of fiscal 2006. Segment gross profit increased, as a percentage of revenues, to 31.1% in the second quarter of fiscal 2007 compared to 29.9% in the second quarter of fiscal 2006.
For the six months ended March 31, 2007, our Process Control Systems segment recorded revenues of $11.3 million, down from $13.7 million in the six months ended April 30, 2006. Segment gross profit increased, as a percentage of revenues, to 28.3% in the first six months of fiscal 2007 compared to 26.8% in the first six months of fiscal 2006.

For additional information related to our business segments, see Note I of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 13.0% of revenues in the second quarter of fiscal 2007 compared to 14.1% of revenues in the second quarter of fiscal 2006. Selling, general and administrative expenses were $18.5 million for the second quarter of fiscal 2007 compared to $13.9 million in the second quarter of fiscal 2006. Selling, general and administrative expenses increased primarily due to amortization expense, increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs which are consistent with the increase in volume.
For the six months ended March 31, 2007 consolidated selling, general and administrative expenses decreased to 13.1% of revenues, compared to 14.7% of revenues in the six months ended April 30, 2006. Selling, general and administrative expenses were $34.7 million for the first six months of fiscal 2007 compared to $26.8 million in the first six months of fiscal 2006. Selling, general and administrative expenses increased primarily due to amortization expense, increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs which are consistent with the increase in volume.
Interest Income and Expense
Interest expense was $0.9 million and $1.6 million in the three and six months ended March 31, 2007, an increase of approximately $0.6 million and $1.0 million compared to the three and six months ended April 30, 2006, respectively. The increase in interest expense is primarily due to interest expense imputed as a discount on the purchase price for the acquisition of the Power/Vac® product line.
Interest income was $0.1 million and $0.3 million in the three and six months ended March 31, 2007 compared to $0.2 million and $0.5 million in the three and six months ended April 30, 2006, respectively. This decrease resulted from the reduction in our cash available for investment.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 34.4% in the second quarter of fiscal 2007 compared to 39.4% in the second quarter of fiscal 2006. For the first six months of fiscal 2007, our effective tax rate was 35.6% compared to 39.1% in the first six months of fiscal 2006. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the second quarter of fiscal 2007, we generated net income of $2.3 million, or $0.20 per diluted share, compared to $3.8 million, or $0.34 per diluted share, in the second quarter of fiscal 2006. For the six months ended March 31, 2007, we recorded net income of $4.3 million, or $0.39 per diluted share, compared to $4.6 million, or $0.42 per diluted share, in the six months ended April 30, 2006. We had an increase in selling, general and administrative expenses associated with higher levels of business activity and the integration and relocation costs of the Power/Vac® product line, partially offset by higher revenues and improved gross profits in our Electrical Power Products business segment.
Backlog
The order backlog on March 31, 2007 was $407.6 million, compared to $355.1 million at September 30, 2006 and $269.2 million at the end of the second quarter of fiscal 2006. This increase is partially related to our recently acquired Power/Vac® product line. New orders placed during the second quarter of fiscal 2007 totaled $167.7 million compared to $81.1 million in the second quarter of fiscal 2006.

Liquidity and Capital Resources
Working capital was $98.7 million at March 31, 2007, compared to $94.9 million at September 30, 2006. As of March 31, 2007, current assets exceeded current liabilities by 1.8 times and our debt to capitalization ratio was 20.5%. The increase in working capital is driven primarily by the increase in accounts receivable and inventories commensurate with the increase in business volume.
We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital this year due to increased business activity and the recently acquired Power/Vac® product line. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future.
As of March 31, 2007, we had cash and cash equivalents of $3.1 million compared to $10.5 million as of September 30, 2006. Long-term debt and capital lease obligations, net of current maturities, totaled $34.2 million at March 31, 2007 compared to $33.9 million at September 30, 2006. We were in compliance with all debt covenants as of March 31, 2007.
As of March 31, 2007, we had $24.2 million total available on the US Revolver and £1.7 million, or approximately $3.4 million, total available on the UK Revolver.
Operating Activities
For the first six months of fiscal 2007, cash used in operating activities was $0.4 million compared to cash used in operating activities of $13.4 million in the first six months of fiscal 2006. This cash was principally used to fund growth in inventories and costs related to projects which could not be billed under the contract terms.
Investing Activities
Cash used for the purchase of property, plant and equipment during the first six months of fiscal 2007 was $9.7 million compared to $2.6 million for the first six months of fiscal 2006. The majority of our 2007 capital expenditures were used to continue the implementation of our new Enterprise Resource Planning System (“ERP System”), and for expansion of two of our operating facilities.
Financing Activities
Cash provided by financing activities was $2.2 million for the first six months of fiscal 2007, compared to cash used in financing activities of $0.4 million in the first six months of fiscal 2006. Borrowings on the line of credit were used to fund operations and capital expenditures.
Outlook
Our backlog of orders is approximately $407.6 million, the highest in the history of the Company. Customer inquiries, or requests for proposals, have continued to strengthen over the past three fiscal years. We anticipate that strong business activities will continue throughout fiscal 2007.
Our Electrical Power Products segment has reported increased backlog for each of the last three fiscal years. Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. Our recent acquisitions have provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We have also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE. Over the next 15 years, GE is obligated to purchase from us (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line have negatively impacted our earnings in the first half of fiscal 2007, and we anticipate an adverse impact on earnings during the integration period. We believe that new products and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.
Our Process Control Systems segment has been impacted by soft market conditions which we believe will begin to strengthen this year.
We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital this year due to increased business activity and the recently acquired Power/Vac® product line. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities, and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future. Any strategic acquisition of a new business(es) or product line(s) could require additional borrowings.

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
We are subject to market risk resulting from changes in interest rates related to our outstanding debt. Regarding our various debt instruments outstanding at March 31, 2007, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $0.4 million. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
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
Item 4. Controls And Procedures
Restatement
In April 2007, the Company concluded that certain accounting errors found at one of its domestic divisions would require the restatement of certain of its previously issued consolidated financial statements. These accounting errors related to certain adjusting entries pertaining to the reconciliation process for work-in-process inventory and accounts payable. These accounting errors were discovered by a new controller who had just joined the division. This restatement increased cost of goods sold and reduced net income for the eleven months ended September 30, 2006 and the year ended October 31, 2005.
As discussed in Note J to the condensed consolidated financial statements included within Amendment No. 1 to Quarterly Report on 10-Q/A for the quarterly period ended December 31, 2006, we have restated our previously issued financial statements.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of March 31, 2007, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in our Amendment No. 1 of our Annual Report on Form 10-K/A for the eleven month period ended September 30, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report in Form 10-Q are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2007, management continued the Oracle implementation which began in fiscal 2006. This conversion to Oracle has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the Oracle implementation. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
See Item 9A included in our Transition Report on Form 10-K/A for the transition period ended September 30, 2006 for a discussion of actions we have taken and are planning to take to remediate the material weakness noted in that Item 9A.
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
On May 1, 2007, the jury delivered its verdict in favor of the Company. In accordance with court procedures, the Court is currently reviewing the jury’s proposed monetary award and several other pending motions. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict, we anticipate that we will be able to recover the approximately $2.1 million recorded in the consolidated balance sheet at March 31, 2007.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Amendment No. 1 to Transition Report on Form 10-K/A for the transition period ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on February 23, 2007, Joseph L. Becherer and Thomas W. Powell were elected as directors of the Company with terms ending in 2010. The directors continuing in office after the meeting are Eugene L. Butler, James F. Clark, Stephen W. Seale, Jr., Robert C. Tranchon and Ronald J. Wolny. As to each nominee for director, the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, were as follows:

	Votes Cast	Votes Cast	Votes
Nominee	For	Against	Withheld	Abstentions	Non-Votes
Joseph L. Becherer	10,458,223	41,959	500,597	—	—
Thomas W. Powell	10,455,615	88,288	456,876	—	—
At the annual meeting, the stockholders also approved the adoption of the Powell Industries, Inc. 2006 Equity Compensation Plan. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, with respect to such matter, were as follows:

	Votes Cast	Votes
Votes Cast For	Against	Withheld	Abstentions	Non-Votes
7,310,878	1,954,689	374,983	15,555	1,344,674

Item 6. Exhibits

3.1 -	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 -	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 -	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POWELL INDUSTRIES, INC.
Registrant

May 24, 2007	/s/ THOMAS W. POWELL
Date	Thomas W. Powell
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 24, 2007	/s/ DON R. MADISON
Date	Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

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