Form 10-Q/A
period 2006-01-31
POWELL INDUSTRIES INC
filed 2007-07-20
CIK 80420

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
INDEX
For the Quarter Ended January 31, 2006

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three month period ended January 31, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2006 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note J of Notes to Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to correct errors in inventories and accounts payable at one of our domestic divisions which resulted in a decrease in net income. Additionally, the previously issued Condensed Consolidated Balance Sheet as of January 31, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statement of Operations for the three month period ended January 31, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.
     In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.
     The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of January 31, 2006, and concluded that because of the errors that resulted in the restatement of inventories and accounts payable, the Company had a material weakness in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.
     This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three month period ended January 31, 2006 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time of the Original Filing on March 9, 2006.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

Three Months
Ended
January 31, 2006
Cost of goods sold:
As previously reported	$69,036
Adjustments	404

As restated	$69,440

Gross Profit:
As previously reported	$14,777
Adjustments to cost of goods sold	(404)

As restated	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$1,793
Adjustments to cost of goods sold	(404)

As restated	$1,389

Income before income taxes and minority interest:
As previously reported	$1,760
Adjustments to cost of goods sold	(404)

As restated	$1,356

Net income:
As previously reported	$1,093
Adjustments to cost of goods sold	(404)
Income tax benefit	143

As restated	$832

Net earnings per common share:
Basic:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

Diluted:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

January 31, 2006
Inventories:
As previously reported	$25,208
Adjustments	(144)

As restated	$25,064

Income taxes receivable:
As previously reported	$234
Adjustments	(19)

As restated	$215

Deferred income taxes:
As previously reported	$1,392
Reclassification	368

As restated	$1,760

Accounts payable:
As previously reported	$22,692
Adjustments	886

As restated	$23,578

Retained earnings:
As previously reported	$137,763
Adjustments	(681)

As restated	$137,082

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
	(Unaudited)
	(As restated,	(As restated,
	see Note J)	see Note J)
Assets
Current Assets:
Cash and cash equivalents	$16,816	$24,844
Marketable securities	10,200	8,200
Accounts receivable, less allowance for doubtful accounts of $665 and $567, respectively	62,317	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	44,509	35,328
Inventories, net	25,064	21,529
Income taxes receivable	215	713
Deferred income taxes	1,760	1,836
Prepaid expenses and other current assets	7,717	4,461

Total Current Assets	168,598	162,296
Property, plant and equipment, net	55,281	55,678
Goodwill	203	203
Intangible assets, net	3,186	3,505
Other assets	3,779	5,096

Total Assets	$231,047	$226,778

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$2,615	$2,095
Income taxes payable	1,389	1,185
Accounts payable	23,578	22,643
Accrued salaries, bonuses and commissions	8,754	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	18,415	15,742
Accrued product warranty	2,103	1,836
Other accrued expenses	6,023	5,957

Total Current Liabilities	62,877	59,278
Long-term debt and capital lease obligations, net of current maturities	18,833	19,436
Deferred compensation	1,727	1,918
Other liabilities	1,794	1,871

Total Liabilities	85,231	82,503

Commitments and contingencies (Note F)
Minority interest	299	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,855,378 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	10,698	10,252
Retained earnings	137,082	136,250
Treasury stock, 146,355 and 152,455 shares, respectively, at cost	(1,359)	(1,417)
Accumulated other comprehensive income (loss)	44	(11)
Deferred compensation	(1,058)	(1,190)

Total Stockholders’ Equity	145,517	143,994

Total Liabilities and Stockholders’ Equity	$231,047	$226,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended January 31,
	2006	2005
	(As restated,
	see Note J
Revenues	$83,813	$47,689
Cost of goods sold	69,440	40,730

Gross profit	14,373	6,959
Selling, general and administrative expenses	12,984	9,521

Income (loss) before interest, income taxes and minority interest	1,389	(2,562)
Interest expense	335	77
Interest income	(302)	(277)

Income (loss) before income taxes and minority interest	1,356	(2,362)
Income tax provision (benefit)	506	(924)
Minority interest in net income (loss)	18	(12)

Net income (loss)	$832	$(1,426)

Net earnings (loss) per common share:
Basic	$0.08	$(0.13)

Diluted	$0.08	$(0.13)

Weighted average shares:
Basic	10,853	10,737

Diluted	11,004	10,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended January 31,
	2006	2005
	(As restated,
	see Note J)
Operating Activities:
Net income (loss)	$832	$(1,426)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,805	1,158
Amortization of unearned restricted stock	52	17
Bad debt expense	98	62
Loss on disposition of assets	48	49
Deferred income taxes	331	(1,320)
Stock-based compensation	417	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,914	(7,661)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,195)	1,615
Inventories	(3,550)	(2,428)
Prepaid expenses and other current assets	(3,128)	(2,121)
Other assets	1,301	68
Accounts payable and income taxes payable	1,163	520
Accrued liabilities	(725)	(3,763)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,678	3,081
Deferred compensation	(111)	130
Other liabilities	135	25

Net cash used in operating activities	(4,935)	(11,994)

Investing Activities:
Proceeds from sale of fixed assets	21	39
Purchases of property, plant and equipment	(1,178)	(1,539)
Proceeds from sale of short-term auction rate securities	—	7,635
Purchase of short-term auction rate securities	(2,000)	—

Net cash (used in) provided by investing activities	(3,157)	6,135

Financing Activities:
Borrowings on revolving line of credit	2,820	1,348
Repayments on revolving line of credit	(2,820)	(1,348)
Payments on capital lease obligations	(13)	—
Tax benefit from exercise of stock options	19	31
Proceeds from exercise of stock options	67	88

Net cash provided by financing activities	73	119

Net decrease in cash and cash equivalents	(8,019)	(5,740)
Effect of exchange rate changes on cash and cash equivalents	(9)	—
Cash and cash equivalents at beginning of period	24,844	8,974

Cash and cash equivalents at end of period	$16,816	$3,234

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$278	$77

Income taxes	$(201)	$387

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $0 and $7 income taxes, respectively	$—	$(12)

Unrealized foreign currency gain	$13	$—

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

C. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	January 31,
	2006	2005
	(As restated,
	see Note J)
Numerator:
Net income (loss)	$832	$(1,426)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	10,853	10,737
Dilutive effect of stock options	151	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares with assumed conversions	11,004	10,737

Net earnings (loss) per share:
Basic	$0.08	$(0.13)

Diluted	$0.08	$(0.13)

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

Warranty Accrual
Activity in our accrued product warranty account consists of the following (in thousands):

	Three Months Ended
	January 31,
	2006	2005
Balance at beginning of period	$1,836	$1,545
Additions to the accrual	727	287
Deductions for warranty charges	(460)	(444)

Balance at end of period	$2,103	$1,388

Inventories
The components of inventories are summarized below (in thousands):

	January 31,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note J)	see Note J)
Raw materials, parts and subassemblies	$14,561	$12,794
Work-in-progress	10,503	8,735

Total Inventories	$25,064	$21,529

Costs and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts (in thousands):

	January 31,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$234,855	$293,741
Estimated earnings	48,352	55,360

	283,207	349,101
Less: Billings to date	257,113	329,515

	$26,094	$19,586

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$44,509	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,415)	(15,742)

	$26,094	$19,586

E. COMPREHENSIVE INCOME (LOSS)
Our comprehensive income (loss) consists of net income (loss), the change in fair value of marketable securities and foreign currency translation adjustments. Comprehensive income (loss) for the three month period ended January 31, 2006, and 2005, is as follows (in thousands):

	Three Months Ended
	January 31,
	2006	2005
	(As restated,
	see Note J)
Net income (loss)	$832	$(1,426)
Unrealized gain (loss) on marketable securities	—	(12)
Unrealized gain (loss) on foreign currency translation	13	(19)

Comprehensive income (loss)	$845	$(1,457)

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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	January 31,
	2006	2005
	(As restated,
	see Note J)
Revenues:
Electrical Power Products	$76,642	$39,764
Process Control Systems	7,171	7,925

Total	$83,813	$47,689

Gross profit:
Electrical Power Products	$12,660	$5,232
Process Control Systems	1,713	1,727

Total	$14,373	$6,959

Income (loss) before income taxes and minority interest:
Electrical Power Products	$995	$(2,617)
Process Control Systems	361	255

Total	$1,356	$(2,362)

	January 31,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note J)	see Note J)
Identifiable tangible assets:
Electrical Power Products	$184,606	$172,457
Process Control Systems	11,256	10,762
Corporate	31,209	39,219

Total	$227,071	$222,438

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
J. ACCOUNTING RESTATEMENT
The Company previously restated the Consolidated Financial Statements for the eleven month transition period ended September 30, 2006 and the fiscal year ended October 31, 2005 for errors at one of its domestic divisions related to work-in-process inventory and accounts payable. The accounting errors resulted from incorrectly analyzing and adjusting work-in-process inventory balances and received goods accounts payable. These accounting errors were discovered by a new controller who had just joined the division. This restatement increased cost of goods sold and reduced net income for the periods stated below. Additionally, the previously issued Condensed Consolidated Balance Sheet as of January 31, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statements of Operations for the three months ended January 31, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

Three Months
Ended
January 31, 2006
Cost of goods sold:
As previously reported	$69,036
Adjustments	404

As restated	$69,440

Gross Profit:
As previously reported	$14,777
Adjustments to cost of goods sold	(404)

As restated	$14,373

Income before interest, income taxes and minority interest:
As previously reported	$1,793
Adjustments to cost of goods sold	(404)

As restated	$1,389

Income before income taxes and minority interest:
As previously reported	$1,760
Adjustments to cost of goods sold	(404)

As restated	$1,356

Net income:
As previously reported	$1,093
Adjustments to cost of goods sold	(404)
Income tax benefit	143

As restated	$832

Net earnings per common share:
Basic:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

Diluted:
As previously reported	$0.10
Adjustments	(0.02)

As restated	$0.08

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

January 31, 2006
Inventories:
As previously reported	$25,208
Adjustments	(144)

As restated	$25,064

Income taxes receivable:
As previously reported	$234
Adjustments	(19)

As restated	$215

Deferred income taxes:
As previously reported	$1,392
Reclassification	368

As restated	$1,760

Accounts payable:
As previously reported	$22,692
Adjustments	886

As restated	$23,578

Retained earnings:
As previously reported	$137,763
Adjustments	(681)

As restated	$137,082

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A and our Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended October 31, 2005. In the course of operations, we are subject to certain risk factors, including but not limited to competition and competitive pressures, sensitivity to general economic and industry conditions, international political and economic risks, availability and price of raw materials and execution of business strategy. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements.
As discussed in Note J of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three months ended January 31, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
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
The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 16.5% in the first quarter of fiscal 2006, compared to 13.2% in the first quarter of fiscal 2005. Excluding the S&I acquisition, segment gross profit would have been 16.3% in the first quarter of fiscal 2006. This increase in gross profit resulted from improved pricing and operating efficiencies resulting from increased volume. Material costs increased approximately $0.2 million in the first quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper. Gross profit in the first quarter of 2005 was adversely impacted by one-time expenses of $0.6 million associated with our decision to close our Greenville, Texas and Elyria, Ohio facilities. These expenses included employee severance, training, and equipment relocation costs.
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
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 37.3% in the first quarter of fiscal 2006 compared to (39.1%) in the first quarter of fiscal 2005. Our effective tax rate for the first quarter of fiscal 2006 was reduced as a result of income generated in the United Kingdom which has a lower statutory rate than the United States. Our effective tax rate is generally higher than statutory rates because of the effects of certain expenses that are not deductible for tax purposes, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate. During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect will be to permit us to claim a deduction of 3% of earnings related to certain manufacturing and construction related activities. This deduction may decrease our effective tax rate as a result of our implementation of this new tax law.
Net Income
In the first quarter of 2006, we generated net income of $0.8 million, or $0.08 per diluted share, compared to a net loss of $1.4 million, or $0.13 per diluted share, in the first quarter of fiscal 2005. Increased gross profits in our Electrical Power Products business segment offset higher selling, general and administrative expenses.
Backlog
The order backlog on January 31, 2006, was $286.5 million, compared to $259.0 million at fiscal year end 2005 and $146.6 million at the end of the first quarter one year ago. New orders placed during the first quarter of 2006 totaled $111.3 million compared to $60.1 million in the same period one year ago.
Liquidity and Capital Resources
Working capital was $105.7 million at January 31, 2006, compared to $103.0 million at October 31, 2005. As of January 31, 2006, current assets exceeded current liabilities by 2.7 times and our debt to capitalization ratio was 12.8%.
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
As discussed in Note J to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on 10-Q/A for the quarterly period ended January 31, 2006, we have restated our previously issued financial statements.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three months ended January 31, 2006 was filed, our CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Subsequent to that evaluation, and in connection with the restatement as discussed in Note J of Notes to Condensed Consolidated Financial Statements, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of January 31, 2006, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for the eleven month period ended September 30, 2006. Additionally, our CEO and CFO have subsequently concluded that the material weakness described in Item 9A of our Transition Report on Form 10-K/A for the eleven months ended September 30, 2006, existed as of January 31, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
See Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for a discussion of actions we have taken and are planning to take to remediate the material weakness noted in that Item 9A.

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

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POWELL INDUSTRIES, INC.
Registrant

Date: July 20, 2007	/s/ THOMAS W. POWELL
Thomas W. Powell
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 20, 2007	/s/ DON R. MADISON
Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—
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

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.