Form 10-Q/A
period 2006-04-30
POWELL INDUSTRIES INC
filed 2007-07-20
CIK 80420

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
Large accelerated ☐       Accelerated filer ☑       Non-accelerated filer filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $.01 per share; 10,878,546 shares outstanding as of June 6, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended April 30, 2006

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and six months ended April 30, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on June 8, 2006 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note J to Notes to Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to correct errors in inventories and accounts payable at one of our domestic divisions which resulted in a decrease in net income. Additionally, the previously issued Condensed Consolidated Balance Sheet as of April 30, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.
     In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.
     The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of April 30, 2006, and concluded that because of the errors that resulted in the restatement of inventories and accounts payable, the Company had a material weakness in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.
     This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three and six months ended April 30, 2006 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time of the Original Filing on June 8, 2006.

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Cost of goods sold:
As previously reported	$77,688	$146,724
Adjustments	532	936

As restated	$78,220	$147,660

Gross Profit:
As previously reported	$20,743	$35,520
Adjustments to cost of goods sold	(532)	(936)

As restated	$20,211	$34,584

Income before interest, income taxes and minority interest:
As previously reported	$6,892	$8,685
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,360	$7,749

Income before income taxes and minority interest:
As previously reported	$6,803	$8,563
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,271	$7,627

Net income:
As previously reported	$4,145	$5,238
Adjustments to cost of goods sold	(532)	(936)
Income tax benefit	188	331

As restated	$3,801	$4,633

Net earnings per common share:
Basic:
As previously reported	$0.38	$0.48
Adjustments	(0.03)	(0.05)

As restated	$0.35	$0.43

Diluted:
As previously reported	$0.37	$0.47
Adjustments	(0.03)	(0.05)

As restated	$0.34	$0.42

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

April 30, 2006
Inventories:
As previously reported	$26,051
Adjustments	17

As restated	$26,068

Income taxes receivable:
As previously reported	$213
Adjustments	(158)

As restated	$55

Deferred income taxes:
As previously reported	$798
Reclassification	695

As restated	$1,493

Accounts payable:
As previously reported	$22,253
Adjustments	1,579

As restated	$23,832

Retained earnings:
As previously reported	$141,908
Adjustments	(1,025)

As restated	$140,883

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30,	October 31,
	2006	2005
	(Unaudited)
	(As restated,	(As restated,
	see Note J)	see Note J)
Assets
Current Assets:
Cash and cash equivalents	$17,189	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $756 and $567, respectively	83,369	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	43,545	35,328
Inventories, net	26,068	21,529
Income taxes receivable	55	713
Deferred income taxes	1,493	1,836
Prepaid expenses and other current assets	5,631	4,461

Total Current Assets	177,350	162,296
Property, plant and equipment, net	55,589	55,678
Goodwill	203	203
Intangible assets, net	3,163	3,505
Other assets	4,004	5,096

Total Assets	$240,309	$226,778

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,560	$2,095
Income taxes payable	2,886	1,185
Accounts payable	23,832	22,643
Accrued salaries, bonuses and commissions	9,668	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	18,275	15,742
Accrued product warranty	3,337	1,836
Other accrued expenses	6,708	5,957

Total Current Liabilities	68,266	59,278
Long-term debt and capital lease obligations, net of current maturities	17,783	19,436
Deferred compensation	1,727	1,918
Other liabilities	1,661	1,871

Total Liabilities	89,437	82,503

Commitments and contingencies (Note G)
Minority interest	296	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,876,186 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	11,182	10,252
Retained earnings	140,883	136,250
Treasury stock, 125,547 and 152,455 shares, respectively, at cost	(1,032)	(1,417)
Accumulated other comprehensive income (loss)	483	(11)
Deferred compensation	(1,050)	(1,190)

Total Stockholders’ Equity	150,576	143,994

Total Liabilities and Stockholders’ Equity	$240,309	$226,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(As restated,		(As restated,
	see Note J)		see Note J)
Revenues	$98,431	$58,914	$182,244	$106,603
Cost of goods sold	78,220	50,472	147,660	91,202

Gross profit	20,211	8,442	34,584	15,401
Selling, general and administrative expenses	13,851	9,353	26,835	18,874

Income (loss) before interest, income taxes and minority interest	6,360	(911)	7,749	(3,473)
Interest expense	326	139	661	216
Interest income	(237)	(317)	(539)	(594)

Income (loss) before income taxes and minority interest	6,271	(733)	7,627	(3,095)
Income tax provision (benefit)	2,473	(451)	2,979	(1,375)
Minority interest in net income (loss)	(3)	13	15	1

Net income (loss)	$3,801	$(295)	$4,633	$(1,721)

Net earnings (loss) per common share:
Basic	$0.35	$(0.03)	$0.43	$(0.16)

Diluted	$0.34	$(0.03)	$0.42	$(0.16)

Weighted average shares:
Basic	10,865	10,763	10,859	10,750

Diluted	11,110	10,763	11,061	10,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended April 30,
	2006	2005
	(As restated,
	see Note J)
Operating Activities:
Net income (loss)	$4,633	$(1,721)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,463	2,042
Amortization of unearned restricted stock	103	—
Bad debt expense	186	65
Loss (gain) on disposition of assets	43	(21)
Deferred income taxes	72	(988)
Stock-based compensation	735	—
Other	32	34
Changes in operating assets and liabilities:
Accounts receivable, net	(17,758)	(6,144)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,113)	(9,029)
Inventories	(4,429)	(4,389)
Prepaid expenses and other current assets	(497)	(1,812)
Other assets	1,002	(83)
Accounts payable and income taxes payable	2,711	3,040
Accrued liabilities	2,038	(3,154)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,494	1,636
Deferred compensation	(153)	263
Other liabilities	61	47

Net cash used in operating activities	(13,377)	(20,214)

Investing Activities:
Proceeds from sale of fixed assets	29	46
Purchases of property, plant and equipment	(2,645)	(2,061)
Proceeds from sale of short-term auction rate securities	8,200	18,760
Purchases of short-term auction rate securities	—	(5,000)

Net cash provided by investing activities	5,584	11,745

Financing Activities:
Borrowings on U.S. revolving line of credit	3,265	2,089
Payments on U.S. revolving line of credit	(3,265)	(2,089)
Payments on UK revolving line of credit	(913)	—
Payments on UK term loan	(548)	—
Proceeds from short-term financing	897	—
Payments on capital lease obligations	(54)	—
Tax benefit from exercise of stock options	86	—
Proceeds from exercise of stock options	176	444

Net cash (used in) provided by financing activities	(356)	444

Net decrease in cash and cash equivalents	(8,149)	(8,025)
Effect of exchange rate changes on cash and cash equivalents	494	—
Cash and cash equivalents at beginning of period	24,844	8,974

Cash and cash equivalents at end of period	$17,189	$949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$562	$212

Income taxes	$419	$478

Non-cash investing and financing activities:
Change in fair value of marketable securities during the period, net of $0 and $17 income taxes, respectively	$—	$28

Receivable for stock options exercised	$164	$—

Issuance of common stock for deferred directors’ fees	$24	$14

Restricted stock grants	$153	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(As restated,		(As restated,
	see Note J)		see Note J)
Numerator:
Net income (loss)	$3,801	$(295)	$4,633	$(1,721)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	10,865	10,763	10,859	10,750
Dilutive effect of stock options	245	—	202	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares with assumed conversions	11,110	10,763	11,061	10,750

Net earnings (loss) per share:
Basic	$0.35	$(0.03)	$0.43	$(0.16)

Diluted	$0.34	$(0.03)	$0.42	$(0.16)

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

Inventories

The components of inventories are summarized below (in thousands):

	April 30,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note J)	see Note J)
Raw materials, parts and subassemblies	$14,621	$12,794
Work-in-progress	11,447	8,735

Total Inventories	$26,068	$21,529

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	April 30,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$257,222	$293,741
Estimated earnings	57,745	55,360

	314,967	349,101
Less: Billings to date	289,697	329,515

	$25,270	$19,586

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$43,545	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,275)	(15,742)

	$25,270	$19,586

E.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended April 30, 2006 and 2005, is as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(As restated,		(As restated,
	see Note J)		see Note J)
Net income (loss)	$3,801	$(295)	$4,633	$(1,721)
Other comprehensive income, net of tax Unrealized loss on marketable securities	—	(17)	—	(28)
Unrealized gain (loss) on foreign currency translation	468	—	481	(19)

Comprehensive income (loss)	$4,269	$(312)	$5,114	$(1,768)

F.	LONG-TERM DEBT

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(As restated,		(As restated,
	see Note J)		see Note J)
Revenues:
Electrical Power Products	$91,875	$48,384	$168,517	$88,148
Process Control Systems	6,556	10,530	13,727	18,455

Total	$98,431	$58,914	$182,244	$106,603

Gross profit:
Electrical Power Products	$18,250	$5,950	$30,910	$11,182
Process Control Systems	1,961	2,492	3,674	4,219

Total	$20,211	$8,442	$34,584	$15,401

Income (loss) before income taxes and minority interest:
Electrical Power Products	$5,906	$(1,518)	$6,901	$(4,134)
Process Control Systems	365	785	726	1,039

Total	$6,271	$(733)	$7,627	$(3,095)

	April 30,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note J)	see Note J)
Identifiable tangible assets:
Electrical Power Products	$205,456	$172,457
Process Control Systems	12,213	10,762
Corporate	18,568	39,219

Total	$236,237	$222,438

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

The Company previously restated the Consolidated Financial Statements for the eleven month transition period ended September 30, 2006 and the fiscal year ended October 31, 2005 for errors at one of its domestic divisions related to work-in-process inventory and accounts payable. The accounting errors resulted from incorrectly analyzing and adjusting work-in-process inventory balances and received goods accounts payable. These accounting errors were discovered by a new controller who had just joined the division. This restatement increased cost of goods sold and reduced net income for the periods stated below. Additionally, the previously issued Condensed Consolidated Balance Sheet as of April 30, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Six Months
	Ended	Ended
	April 30, 2006	April 30, 2006
Cost of goods sold:
As previously reported	$77,688	$146,724
Adjustments	532	936

As restated	$78,220	$147,660

Gross Profit:
As previously reported	$20,743	$35,520
Adjustments to cost of goods sold	(532)	(936)

As restated	$20,211	$34,584

Income before interest, income taxes and minority interest:
As previously reported	$6,892	$8,685
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,360	$7,749

Income before income taxes and minority interest:
As previously reported	$6,803	$8,563
Adjustments to cost of goods sold	(532)	(936)

As restated	$6,271	$7,627

Net income:
As previously reported	$4,145	$5,238
Adjustments to cost of goods sold	(532)	(936)
Income tax benefit	188	331

As restated	$3,801	$4,633

Net earnings per common share:
Basic:
As previously reported	$0.38	$0.48
Adjustments	(0.03)	(0.05)

As restated	$0.35	$0.43

Diluted:
As previously reported	$0.37	$0.47
Adjustments	(0.03)	(0.05)

As restated	$0.34	$0.42

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

April 30, 2006
Inventories:
As previously reported	$26,051
Adjustments	17

As restated	$26,068

Income taxes receivable:
As previously reported	$213
Adjustments	(158)

As restated	$55

Deferred income taxes:
As previously reported	$798
Reclassification	695

As restated	$1,493

Accounts payable:
As previously reported	$22,253
Adjustments	1,579

As restated	$23,832

Retained earnings:
As previously reported	$141,908
Adjustments	(1,025)

As restated	$140,883

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
     As discussed in Note J of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three and six months ended April 30, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
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
     The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 19.9% in the second quarter of fiscal 2006, compared to 12.3% in the second quarter of fiscal 2005. Excluding the S&I acquisition, segment gross profit would have been 18.4% in the second quarter of fiscal 2006. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Material costs increased approximately $0.6 million in the second quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper.
     For the six months ended April 30, 2006, gross profit as a percentage of revenues increased to 18.3% from 12.7% in the first six months of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 0.8%, or $0.7 million, during the first six months of 2006 compared to the same period a year ago primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during the first six months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line.
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

Provision for Income Taxes
     Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 39.4% in the second quarter of fiscal 2006 compared to a tax benefit of (61.5%) in the second quarter of fiscal 2005 and an effective rate of 39.1% in the first six months of fiscal 2006 compared to a tax benefit of (44.4%) in the first six months of fiscal 2005. While our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States, certain expenses are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate. During 2004, the American Jobs Creation Act of 2004 was signed into law. The primary effect will be to permit us to claim a deduction of 3% of earnings related to certain manufacturing and construction related activities. This deduction may decrease our effective tax rate as a result of our implementation of this new tax law.
Net Income
     In the second quarter of 2006, we generated net income of $3.8 million, or $0.34 per diluted share, compared to a net loss of ($0.3) million, or ($0.03) per diluted share, in the second quarter of fiscal 2005. For the six months ended April 30, 2006, we recorded net income of $4.6 million, or $0.42 per diluted share, compared to a net loss of ($1.7) million, or ($0.16) per diluted share for the first six months of 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of the S&I acquisition, have improved net income in 2006 compared to the same periods a year ago.
Backlog
     The order backlog on April 30, 2006 was $269.2 million, compared to $259.0 million at fiscal year end 2005 and $161.4 million at the end of the second quarter one year ago. New orders placed during the second quarter of 2006 totaled $81.1 million compared to $73.6 million in the same period one year ago.
Liquidity and Capital Resources
     Working capital was $109.1 million at April 30, 2006, compared to $103.0 million at October 31, 2005. As of April 30, 2006, current assets exceeded current liabilities by 2.6 times and our debt to capitalization ratio was 12.4%.
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
     As discussed in Note J to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on 10-Q/A for the quarterly period ended April 30, 2006, we have restated our previously issued financial statements.
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 was filed, our CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
     Subsequent to that evaluation, and in connection with the restatement as discussed in Note J of Notes to Condensed Consolidated Financial Statements, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of April 30, 2006, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for the eleven month period ended September 30, 2006. Additionally, our CEO and CFO have subsequently concluded that the material weakness described in Item 9A of our Transition Report on Form 10-K/A for the eleven months ended September 30, 2006, existed as of April 30, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
     At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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