Form 10-Q/A
period 2006-07-31
POWELL INDUSTRIES INC
filed 2007-07-20
CIK 80420

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
☐ Yes     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $.01 per share; 10,909,946 shares outstanding as of September 6, 2006.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended July 31, 2006

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2006, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on September 11, 2006 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note L of Notes to Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to correct errors in inventories and accounts payable at one of our domestic divisions which resulted in a decrease in net income. Additionally, the previously issued Condensed Consolidated Balance Sheet as of July 31, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.
     In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.
     The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of July 31, 2006, and concluded that because of the errors that resulted in the restatement of inventories and accounts payable, the Company had a material weakness in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.
     This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three and nine months ended July 31, 2006 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time of the Original Filing on September 11, 2006.

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Cost of goods sold:
As previously reported	$84,928	$231,652
Adjustments	321	1,257

As restated	$85,249	$232,909

Gross Profit:
As previously reported	$19,093	$54,613
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$18,772	$53,356

Income before interest, income taxes and minority interest:
As previously reported	$3,388	$12,073
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$3,067	$10,816

Income before income taxes and minority interest:
As previously reported	$3,109	$11,672
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$2,788	$10,415

Net income:
As previously reported	$1,757	$6,995
Adjustments to cost of goods sold	(321)	(1,257)
Income tax benefit	114	445

As restated	$1,550	$6,183

Net earnings per common share:
Basic:
As previously reported	$0.16	$0.64
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.57

Diluted:
As previously reported	$0.16	$0.63
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.56

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Cost of goods sold:
As previously reported	$54,354	$145,556
Adjustments	305	305

As restated	$54,659	$145,861

Gross Profit:
As previously reported	$12,561	$27,962
Adjustments to cost of goods sold	(305)	(305)

As restated	$12,256	$27,657

Income before interest, income taxes and minority interest:
As previously reported	$2,674	$(799)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,369	$(1,104)

Income before income taxes and minority interest:
As previously reported	$2,833	$(262)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,528	$(567)

Net income:
As previously reported	$2,132	$411
Adjustments to cost of goods sold	(305)	(305)
Income tax benefit	101	101

As restated	$1,928	$207

Net earnings per common share:
Basic:
As previously reported	$0.20	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.18	$0.02

Diluted:
As previously reported	$0.19	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.17	$0.02

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

July 31, 2006
Inventories:
As previously reported	$30,295
Adjustments	(382)

As restated	$29,913

Income taxes receivable:
As previously reported	$44
Adjustments	214

As restated	$258

Deferred income taxes:
As previously reported	$643
Reclassification	437

As restated	$1,080

Accounts payable:
As previously reported	$31,214
Adjustments	1,501

As restated	$32,715

Retained earnings:
As previously reported	$143,665
Adjustments	(1,232)

As restated	$142,433

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31,	October 31,
	2006	2005
	(Unaudited)
	(As restated,	(As restated,
	see Note L)	see Note L)
Assets
Current Assets:
Cash and cash equivalents	$27,833	$24,844
Marketable securities	—	8,200
Accounts receivable, less allowance for doubtful accounts of $825 and $567, respectively	84,549	65,385
Costs and estimated earnings in excess of billings on uncompleted contracts	39,767	35,328
Inventories, net	29,913	21,529
Income taxes receivable	258	713
Deferred income taxes	1,080	1,836
Prepaid expenses and other current assets	2,776	4,461

Total Current Assets	186,176	162,296
Property, plant and equipment, net	56,591	55,678
Goodwill	203	203
Intangible assets, net	4,625	3,505
Other assets	6,144	5,096

Total Assets	$253,739	$226,778

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$3,415	$2,095
Income taxes payable	4,086	1,185
Accounts payable	32,715	22,643
Accrued salaries, bonuses and commissions	12,367	9,820
Billings in excess of costs and estimated earnings on uncompleted contracts	15,537	15,742
Accrued product warranty	3,384	1,836
Other accrued expenses	7,549	5,957

Total Current Liabilities	79,053	59,278
Long-term debt and capital lease obligations, net of current maturities	17,450	19,436
Deferred compensation	1,733	1,918
Other liabilities	1,526	1,871

Total Liabilities	99,762	82,503

Commitments and contingencies (Note G) Minority interest	303	281

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,001,733 and 11,001,733 shares issued, respectively; 10,907,546 and 10,849,278 shares outstanding, respectively	110	110
Additional paid-in capital	12,510	10,252
Retained earnings	142,433	136,250
Treasury stock, 94,187 and 152,455 shares, respectively, at cost	(847)	(1,417)
Accumulated other comprehensive income (loss)	432	(11)
Deferred compensation	(964)	(1,190)

Total Stockholders’ Equity	153,674	143,994

Total Liabilities and Stockholders’ Equity	$253,739	$226,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note L)	see Note L)	see Note L)	see Note L)
Revenues	$104,021	$66,915	$286,265	$173,518
Cost of goods sold	85,249	54,659	232,909	145,861

Gross profit	18,772	12,256	53,356	27,657
Selling, general and administrative expenses	15,705	9,887	42,540	28,761

Income (loss) before interest, income taxes and minority interest	3,067	2,369	10,816	(1,104)
Interest expense	476	130	1,137	346
Interest income	(197)	(289)	(736)	(883)

Income (loss) before income taxes and minority interest	2,788	2,528	10,415	(567)
Income tax provision (benefit)	1,231	594	4,210	(781)
Minority interest in net income	7	6	22	7

Net income	$1,550	$1,928	$6,183	$207

Net earnings per common share:
Basic	$0.14	$0.18	$0.57	$0.02

Diluted	$0.14	$0.17	$0.56	$0.02

Weighted average shares:
Basic	10,888	10,775	10,869	10,757

Diluted	11,140	10,939	11,090	10,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended July 31,
	2006	2005
	(As restated,	(As restated,
	see Note L)	see Note L)
Operating Activities:
Net income	$6,183	$207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,906	3,244
Amortization of unearned restricted stock	138	91
Stock-based compensation	1,841	—
Bad debt expense	254	30
Loss (gain) on disposition of assets	79	(21)
Net realized gain on available-for-sale securities	—	(28)
Deferred income taxes	(1,428)	(1,048)
Other	22	149
Changes in operating assets and liabilities:
Accounts receivable, net	(18,681)	(19,961)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,238)	(5,680)
Inventories	(8,195)	(3,432)
Prepaid expenses and other current assets	2,166	(2,862)
Other assets	573	68
Accounts payable and income taxes payable	12,652	(393)
Accrued liabilities	5,578	128
Billings in excess of costs and estimated earnings on uncompleted contracts	(302)	1,473
Deferred compensation	(60)	351
Other liabilities	85	(37)

Net cash provided by (used in) operating activities	1,573	(27,721)

Investing Activities:
Proceeds from sale of fixed assets	29	46
Proceeds from maturities and sales of available-for-sale securities	—	3,817
Purchases of property, plant and equipment	(4,803)	(3,226)
Proceeds from sale of short-term auction rate securities	8,200	43,060
Purchases of short-term auction rate securities	—	(5,000)
Acquisition of S&I	—	(18,460)
Acquisition of UMS	(1,524)	—

Net cash provided by investing activities	1,902	20,237

Financing Activities:
Borrowings on U.S. revolving line of credit	3,791	5,905
Payments on U.S. revolving line of credit	(3,791)	(5,905)
Borrowings on UK term loan	—	10,598
Payments on UK term loan	(1,107)	—
Payments on UK revolving line of credit	(913)	—
Proceeds from short-term financing	897	—
Payments on short-term financing	(160)	—
Payments on capital lease obligations	(73)	(119)
Debt issue costs	—	(461)
Tax benefit from exercise of stock options	134	234
Proceeds from exercise of stock options	640	1,350

Net cash (used in) provided by financing activities	(582)	11,602

Net increase in cash and cash equivalents	2,893	4,118
Effect of exchange rate changes on cash and cash equivalents	96	—
Cash and cash equivalents at beginning of period	24,844	8,974

Cash and cash equivalents at end of period	$27,833	$13,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of S&I assuming the acquisition was completed on November 1, 2004 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
	(As restated,	(As restated,
	see Note L)	see Note L)
Revenues	$73,791	$213,880
Net income	$1,254	$42
Net earnings per common share:
Basic	$0.12	$—
Diluted	$0.11	$—
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

C.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note L)	see Note L)	see Note L)	see Note L)
Numerator:
Net income	$1,550	$1,928	$6,183	$207

Denominator:
Denominator for basic earnings per share-weighted average shares	10,888	10,775	10,869	10,757
Dilutive effect of stock options	252	164	221	129

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,140	10,939	11,090	10,886

Net earnings per share:
Basic	$0.14	$0.18	$0.57	$0.02

Diluted	$0.14	$0.17	$0.56	$0.02

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
Inventories

The components of inventories are summarized below (in thousands):

	July 31,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note L)	see Note L)
Raw materials, parts and subassemblies	$17,342	$12,794
Work-in-progress	12,571	8,735

Total Inventories	$29,913	$21,529

Costs and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	July 31,	October 31,
	2006	2005
Costs incurred on uncompleted contracts	$274,914	$293,741
Estimated earnings	59,709	55,360

	334,623	349,101
Less: Billings to date	310,393	329,515

	$24,230	$19,586

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$39,767	$35,328
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,537)	(15,742)

	$24,230	$19,586

E.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended July 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note L)	see Note L)	see Note L)	see Note L)
Net income	$1,550	$1,928	$6,183	$207
Other comprehensive income, net of tax
Unrealized gain (loss) on marketable securities	—	2	—	(26)
Unrealized gain (loss) on foreign currency translation	(51)	(48)	443	(67)
Unrealized gain on fair value hedge	—	13	—	13

Comprehensive income	$1,499	$1,895	$6,626	$127

F.	LONG-TERM DEBT

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

Pro Forma Earnings Per Share

The following table presents the pro forma effect on net income and earnings per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R during the three and nine month period ended July 31, 2005 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
	(As restated,	(As restated,
	see Note L)	see Note L)
Net income as reported	$1,928	$207
Less: Stock option compensation expense, net of taxes	(185)	(504)

Net income (loss) pro forma	$1,743	$(297)

Basic earnings (loss) per share:
As reported	$0.18	$0.02

Pro forma	$0.16	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.17	$0.02

Pro forma	$0.16	$(0.03)

Stock Options
Stock option activity for the nine months ended July 31, 2006 is as follows:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at October 31, 2005	908,690	$16.37
Granted	—	—
Exercised	44,800	14.82
Forfeited	—	—

Outstanding at July 31, 2006	863,890	16.45	4.07	$4,567

Exercisable at July 31, 2006	643,610	16.11	3.49	$3,605

I.	BUSINESS SEGMENTS

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note L)	see Note L)	see Note L)	see Note L)
Revenues:
Electrical Power Products	$96,896	$58,214	$265,413	$146,362
Process Control Systems	7,125	8,701	20,852	27,156

Total	$104,021	$66,915	$286,265	$173,518

Gross profit:
Electrical Power Products	$17,110	$8,916	$48,020	$20,098
Process Control Systems	1,662	3,340	5,336	7,559

Total	$18,772	$12,256	$53,356	$27,657

Income (loss) before income taxes and minority interest:
Electrical Power Products	$2,621	$689	$9,522	$(3,445)
Process Control Systems	167	1,839	893	2,878

Total	$2,788	$2,528	$10,415	$(567)

	July 31,	October 31,
	2006	2005
	(As restated,	(As restated,
	see Note L)	see Note L)
Identifiable tangible assets:
Electrical Power Products	$208,127	$172,457
Process Control Systems	10,406	10,762
Corporate	29,299	39,219

Total	$247,832	$222,438

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

L.	ACCOUNTING RESTATEMENT

The Company previously restated the Consolidated Financial Statements for the eleven month transition period ended September 30, 2006 and the fiscal year ended October 31, 2005 for errors at one of its domestic divisions related to work-in-process inventory and accounts payable. The accounting errors resulted from incorrectly analyzing and adjusting work-in-process inventory balances and received goods accounts payable. These accounting errors were discovered by a new controller who had just joined the division. This restatement increased cost of goods sold and reduced net income for the periods stated below. Additionally, the previously issued Condensed Consolidated Balance Sheet as of July 31, 2006 is being restated to reflect a reclassification between net deferred income taxes and income taxes receivable related to a long-term contract. The income tax provision included in the previously issued Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2006 is not impacted by the reclassification of income tax accounts on the Condensed Consolidated Balance Sheet.

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Cost of goods sold:
As previously reported	$84,928	$231,652
Adjustments	321	1,257

As restated	$85,249	$232,909

Gross Profit:
As previously reported	$19,093	$54,613
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$18,772	$53,356

Income before interest, income taxes and minority interest:
As previously reported	$3,388	$12,073
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$3,067	$10,816

Income before income taxes and minority interest:
As previously reported	$3,109	$11,672
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$2,788	$10,415

Net income:
As previously reported	$1,757	$6,995
Adjustments to cost of goods sold	(321)	(1,257)
Income tax benefit	114	445

As restated	$1,550	$6,183

Net earnings per common share:
Basic:
As previously reported	$0.16	$0.64
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.57

Diluted:
As previously reported	$0.16	$0.63
Adjustments	(0.02)	(0.07)

As restated	$0.14	$0.56

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2005
Cost of goods sold:
As previously reported	$54,354	$145,556
Adjustments	305	305

As restated	$54,659	$145,861

Gross Profit:
As previously reported	$12,561	$27,962
Adjustments to cost of goods sold	(305)	(305)

As restated	$12,256	$27,657

Income before interest, income taxes and minority interest:
As previously reported	$2,674	$(799)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,369	$(1,104)

Income before income taxes and minority interest:
As previously reported	$2,833	$(262)
Adjustments to cost of goods sold	(305)	(305)

As restated	$2,528	$(567)

Net income:
As previously reported	$2,132	$411
Adjustments to cost of goods sold	(305)	(305)
Income tax benefit	101	101

As restated	$1,928	$207

Net earnings per common share:
Basic:
As previously reported	$0.20	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.18	$0.02

Diluted:
As previously reported	$0.19	$0.04
Adjustments	(0.02)	(0.02)

As restated	$0.17	$0.02

     The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

July 31, 2006
Inventories:
As previously reported	$30,295
Adjustments	(382)

As restated	$29,913

Income taxes receivable:
As previously reported	$44
Adjustments	214

As restated	$258

Deferred income taxes:
As previously reported	$643
Reclassification	437

As restated	$1,080

Accounts payable:
As previously reported	$31,214
Adjustments	1,501

As restated	$32,715

Retained earnings:
As previously reported	$143,665
Adjustments	(1,232)

As restated	$142,433

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
As discussed in Note L of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three and nine months ended July 31, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.
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
For the nine months ended July 31, 2006, consolidated revenues increased $112.8 million to $286.3 million compared to the nine months ended July 31, 2005 of $173.5 million. The acquisition of S&I added revenues of $40.7 million and $3.0 million, all International, in the first nine months of fiscal 2006 and 2005, respectively. Domestic revenues for the first nine months of fiscal 2006 were $200.5 million compared to $138.0 million for the first nine months of fiscal 2005. Total International revenues were $85.7 million for the first nine months of fiscal 2006 compared to $35.6 million for the same period of last year. For the nine months ended July 31, 2006, International revenue accounted for 30% of consolidated revenues compared to 20% for the same period a year ago; the increase was primarily due to the acquisition of S&I. Gross profit for the first nine months of fiscal 2006 increased by approximately $25.7 million as a result of improved backlog volume and pricing, coupled with the acquisition of S&I. The increase in gross profit was partially offset by $0.8 million for estimated costs related to the resolution of a specific product performance issue.
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
The gross profit from the Electrical Power Products segment increased, as a percentage of revenues, to 17.7% in the third quarter of fiscal 2006, compared to 15.3% in the third quarter of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as service and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Material costs increased approximately $1.6 million in the third quarter of fiscal 2006 compared to the same period a year ago, primarily due to higher unit prices for copper.
For the nine months ended July 31, 2006, gross profit as a percentage of revenues increased to 18.1% from 13.7% in the first nine months of fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects resulting from the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 1.7%, or $2.4 million, during the first nine months of 2006 compared to the same period a year ago primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during the first nine months of fiscal 2005 due to start-up difficulties and inefficiencies with our recently relocated distribution switch product line.
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
Provision for Income Taxes
Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 44.2% in the third quarter of fiscal 2006 compared to 23.5% in the third quarter of fiscal 2005 and an effective rate of 40.4% in the first nine months of fiscal 2006 compared to a tax benefit of (137.7%) in the first nine months of fiscal 2005. Our effective tax rate will generally be lower due to income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.
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
Net Income
In the third quarter of 2006, we generated net income of $1.6 million, or $0.14 per diluted share, compared to $1.9 million, or $0.17 per diluted share, in the third quarter of fiscal 2005. For the nine months ended July 31, 2006, we recorded net income of $6.2 million, or $0.56 per diluted share, compared to $0.2 million, or $0.02 per diluted share for the first nine months of 2005. Higher revenues and improved gross profits in our Electrical Power Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of the S&I acquisition, have improved net income in 2006 compared to the same periods a year ago. These increases were partially offset by the reduction in net income in 2006 by non-cash compensation expense related to stock options and additional sales tax expense recorded due to an unfavorable outcome from a state audit. Additionally, net income in 2005 was increased by the favorable settlement of the Central/Artery Tunnel Project.
Backlog
The order backlog on July 31, 2006 was $287.4 million, compared to $259.0 million at fiscal year end 2005 and $250.8 million at the end of the third quarter one year ago. New orders placed during the third quarter of 2006 totaled $122.2 million compared to $135.4 million in the same period one year ago.
Liquidity and Capital Resources
Working capital was $107.1 million at July 31, 2006, compared to $103.0 million at October 31, 2005. As of July 31, 2006, current assets exceeded current liabilities by 2.4 times and our debt to capitalization ratio was 12.0%.
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
     As discussed in Note L to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on 10-Q/A for the quarterly period ended July 31, 2006, we have restated our previously issued financial statements.
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three months ended July 31, 2006 was filed, our CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
     Subsequent to that evaluation, and in connection with the restatement as discussed in Note L of Notes to Condensed Consolidated Financial Statements, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of July 31, 2006, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for the eleven month period ended September 30, 2006. Additionally, our CEO and CFO have subsequently concluded that the material weakness described in Item 9A of our Transition Report on Form 10-K/A for the eleven months ended September 30, 2006, existed as of July 31, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
     At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
POWELL INDUSTRIES, INC.
Registrant

July 20, 2007	/s/ THOMAS W. POWELL

Date	Thomas W. Powell
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 20, 2007	/s/ DON R. MADISON

Date	Don R. Madison
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