Form 10-Q
period 2007-06-30
POWELL INDUSTRIES INC
filed 2007-08-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 001-12488
POWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	88-0106100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas	77075-1180

(Address of principal executive offices)	(Zip Code)
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
Common Stock, par value $.01 per share; 11,117,879 shares outstanding as of August 6, 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
INDEX
For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30,	September 30,
	2007	2006
		(See Note A)
Assets

Current Assets:
Cash and cash equivalents	$3,856	$10,495
Accounts receivable, less allowance for doubtful accounts of $1,153 and $1,044, respectively	121,271	108,002
Costs and estimated earnings in excess of billings on uncompleted contracts	63,426	43,067
Inventories, net	40,951	28,268
Income taxes receivable	2,875	—
Deferred income taxes	793	1,270
Prepaid expenses and other current assets	4,744	2,398

Total Current Assets	237,916	193,500
Property, plant and equipment, net	66,337	60,336
Goodwill	1,084	1,084
Intangible assets, net	29,723	32,263
Other assets	5,724	5,495

Total Assets	$340,784	$292,678

Liabilities and Stockholders’ Equity

Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,570	$8,510
Income taxes payable	1,265	733
Accounts payable	51,882	46,515
Accrued salaries, bonuses and commissions	16,180	13,183
Billings in excess of costs and estimated earnings on uncompleted contracts	31,252	16,752
Accrued product warranty	5,308	3,443
Other accrued expenses	9,481	9,476

Total Current Liabilities	123,938	98,612
Long-term debt and capital lease obligations, net of current maturities	43,302	33,886
Deferred compensation	1,738	1,735
Postretirement benefits obligation	1,220	1,146
Other liabilities	9	90

Total Liabilities	170,207	135,469

Commitments and contingencies (Note G)

Minority interest	357	278

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,111,879 and 11,001,733 shares issued, respectively; 11,111,879 and 10,924,046 shares outstanding, respectively	111	110
Additional paid-in capital	16,815	12,776
Retained earnings	152,112	144,659
Treasury stock, -0- and 77,687 shares, respectively, at cost	—	(525)
Accumulated other comprehensive income	1,812	817
Deferred compensation	(630)	(906)

Total Stockholders’ Equity	170,220	156,931

Total Liabilities and Stockholders’ Equity	$340,784	$292,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 31, 2006	June 30, 2007	July 31, 2006
	(See Note A)		(See Note A)
		(As restated,		(As restated,
		see Note J)		see Note J)
Revenues	$149,131	$104,021	$413,819	$286,265
Cost of goods sold	121,705	85,249	343,538	232,909

Gross profit	27,426	18,772	70,281	53,356
Selling, general and administrative expenses	21,750	15,705	56,476	42,540

Income before interest, income taxes and minority interest	5,676	3,067	13,805	10,816
Interest expense	922	476	2,529	1,137
Interest income	(110)	(197)	(410)	(736)

Income before income taxes and minority interest	4,864	2,788	11,686	10,415
Income tax provision	1,724	1,231	4,154	4,210
Minority interest in net income (loss)	(30)	7	79	22

Net income	$3,170	$1,550	$7,453	$6,183

Net earnings per common share:
Basic	$0.29	$0.14	$0.68	$0.57

Diluted	$0.28	$0.14	$0.67	$0.56

Weighted average shares:
Basic	11,082	10,888	11,023	10,869

Diluted	11,271	11,140	11,207	11,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Powell Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2007	July 31, 2006
	(See Note A)
		(As restated,
		see Note J)
Operating Activities:
Net income	$7,453	$6,183
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,337	4,226
Amortization	2,888	680
Amortization of unearned restricted stock	202	138
Stock-based compensation	876	1,841
Bad debt expense	255	254
Loss on disposition of assets	300	79
Deferred income taxes	293	(1,428)
Minority interest earnings	79	22
Changes in operating assets and liabilities:
Accounts receivable, net	(12,429)	(18,681)
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,048)	(4,238)
Inventories	(12,403)	(8,195)
Prepaid expenses and other current assets	(5,171)	2,166
Other assets	(192)	573
Accounts payable and income taxes payable	5,197	12,652
Accrued liabilities	4,605	5,578
Billings in excess of costs and estimated earnings on uncompleted contracts	14,289	(302)
Deferred compensation	280	(60)
Other liabilities	(7)	85

Net cash (used in) provided by operating activities	(8,196)	1,573

Investing Activities:
Proceeds from sale of fixed assets	155	29
Purchases of property, plant and equipment	(11,111)	(4,803)
Proceeds from sale of short-term auction rate securities	—	8,200
Acquisition of UMS	—	(1,524)

Net cash (used in) provided by investing activities	(10,956)	1,902

Financing Activities:
Borrowings on U.S. revolving line of credit	66,066	3,791
Payments on U.S. revolving line of credit	(51,531)	(3,791)
Borrowings on UK revolving line of credit	1,959	—
Payments on UK revolving line of credit	(1,778)	(913)
Payments on UK term loan	—	(1,107)
Proceeds from short-term financing	—	897
Payments on short-term financing	(465)	(160)
Payments on capital lease obligations	(39)	(73)
Payments on tax exempt industrial development revenue bonds	(400)	—
Payments on deferred acquisition payable	(5,197)	—
Tax benefit from exercise of stock options	785	134
Proceeds from exercise of stock options	2,674	640

Net cash provided by (used in) financing activities	12,074	(582)

Net (decrease) increase in cash and cash equivalents	(7,078)	2,893
Effect of exchange rate changes on cash and cash equivalents	439	96
Cash and cash equivalents at beginning of period	10,495	24,844

Cash and cash equivalents at end of period	$3,856	$27,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year-End

Effective September 30, 2006, we changed our fiscal year end from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is only 31 days. Therefore, our consolidated operating results and cash flows for the three and nine months ended June 30, 2007 will be compared to the operating results and cash flows for the three and nine months ended July 31, 2006.

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

Hedging Activities

The Company currently has forward exchange contracts with a notional amount of £5.5 million, or approximately $11.1 million, maturing by September 29, 2007. These foreign currency derivatives qualify for and are classified as fair value hedges. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At June 30, 2007, the fair value of the forward swap contracts resulted in an unrealized loss of approximately $0.2 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, 106 and 123R.” SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is required to be adopted by September 30, 2007. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position.

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

Acquisition of Medium Voltage Switchgear and Circuit Breaker Product Line (“Power/Vac®”) from General Electric Company

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design information, engineering, manufacturing and related activities. GE will continue to manufacture products and supply them to Powell during the transition period. Following the transition period, the new product line will be manufactured in Houston, Texas. This acquisition has supported our strategy to expand our product offerings and enhance our customer base. This product line is typically marketed to customers in the distribution, commercial, industrial, and utilities sectors. The Power/Vac® product line is being marketed primarily through the existing sales force of GE as well as our own sales team.

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

Amortization expense related to the supply agreement, unpatented technology, non-compete agreement and trademark are included in selling, general and administrative expense.

The pro forma data presented below reflects the results for the third quarter and first nine months of fiscal 2006 of Powell Industries, Inc. and the acquisition of Power/Vac® assuming the acquisition was completed on November 1, 2005 (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Pro forma revenues	$126,913	$356,099
Pro forma net income	$1,276	$7,745
Net earnings per common share:
Pro forma:
Basic	$0.12	$0.71
Diluted	$0.11	$0.70
As reported:
Basic	$0.14	$0.57
Diluted	$0.14	$0.56

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

C.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,	July 31,	June 30,	July 31,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Numerator:
Net income	$3,170	$1,550	$7,453	$6,183

Denominator:
Denominator for basic earnings per share-weighted average shares	11,082	10,888	11,023	10,869
Dilutive effect of stock options and restricted stock	189	252	184	221

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,271	11,140	11,207	11,090

Net earnings per share:
Basic	$0.29	$0.14	$0.68	$0.57

Diluted	$0.28	$0.14	$0.67	$0.56

Excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 were approximately 15,000 restricted stock units. For the nine months ended June 30, 2007, 12,000 shares of restricted stock and approximately 15,000 restricted stock units were excluded from the computation of diluted earnings per share. In addition, options to purchase approximately 24,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended July 31, 2006. The restricted stock, restricted stock units and options were excluded from the computation because their effect was anti-dilutive.

D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 31,	June 30,	July 31,
	2007	2006	2007	2006
Balance at beginning of period	$882	$756	$1,044	$567
Bad debt expense	339	67	255	248
Deductions for uncollectible accounts written off, net of recoveries	(75)	1	(169)	6
Increase due to foreign currency translation	7	1	23	4

Balance at end of period	$1,153	$825	$1,153	$825

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 31,	June 30,	July 31,
	2007	2006	2007	2006
Balance at beginning of period	$4,664	$3,337	$3,443	$1,836
Adjustments to the accrual	1,817	848	4,021	3,159
Deductions for warranty charges	(1,201)	(816)	(2,237)	(1,652)
Increase due to foreign currency translation	28	15	81	41

Balance at end of period	$5,308	$3,384	$5,308	$3,384

Inventories

The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials, parts and subassemblies	$30,340	$18,772
Work-in-progress	10,611	9,496

Total inventories	$40,951	$28,268

Costs and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2007	2006
Costs incurred on uncompleted contracts	$395,749	$300,247
Estimated earnings	92,582	64,964

	488,331	365,211
Less: Billings to date	456,157	338,896

	$32,174	$26,315

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$63,426	$43,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,252)	(16,752)

	$32,174	$26,315

E.	COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 31,	June 30,	July 31,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Net income	$3,170	$1,550	$7,453	$6,183
Other comprehensive income, net of tax
Unrealized loss on forward exchange contracts	151	—	151	—
Unrealized gain (loss) on foreign currency translation	152	(51)	844	443

Comprehensive income	$3,473	$1,499	$8,448	$6,626

F.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2007	2006
US Revolver	$17,535	$3,000
UK Revolver	4,609	2,434
UK Term Loan	8,416	9,550
Deferred acquisition payable	15,075	20,273
Industrial development revenue bonds	6,000	6,400
Capital lease obligations	78	115
Other borrowings	159	624

Subtotal long-term debt and capital lease obligations	51,872	42,396
Less current portion	(8,570)	(8,510)

Total long-term debt and capital lease obligations	$43,302	$33,886

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

The Amended Credit Agreement provides for a 1) $42.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pounds sterling) (approximately $8.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $10.7 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, and minimum tangible net worth and restricts our ability to pay dividends. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under the Amended Credit Agreement is reduced by $15.5 million for our outstanding letters of credit at June 30, 2007. There was £2.3 million, or approximately $4.6 million, outstanding under the UK Revolver and $17.5 million outstanding under the US Revolver as of June 30, 2007.

As of June 30, 2007, we had $9.0 million total available on the US Revolver and £1.7 million, or approximately $3.4 million, total available on the UK Revolver.

UK Term Loan

The UK Term Loan provides for borrowings of £6.0 million, or approximately $10.7 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $8.9 million, of this facility was used to finance the portion of the purchase price of the Switchgear & Instrumentation Limited business (“S&I”) that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £0.3 million, or approximately $0.6 million, began March 31, 2006 with the final payment due on March 31, 2010. As of June 30, 2007, £4.2 million, or $8.4 million, was outstanding under the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million, with no interest accruing, is payable in four installments every 10 months over 40 months from the acquisition date. The deferred installments result in a discounted payable of approximately $15.1 million at June 30, 2007 based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is approximately $5.6 million and is included in the current portion of long-term debt.

Tax Exempt Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 3.83% per annum on June 30, 2007.

We were previously engaged in an audit with the Internal Revenue Service (“IRS”) related to our Bonds. The IRS has reviewed information related to these Bonds and, in the second quarter of 2007 decided in our favor, without penalty.

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

G.	COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $16.3 million as of June 30, 2007. We also had performance bonds totaling approximately $122.5 million outstanding at June 30, 2007.

In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £10.0 million in bonds (approximately $20.0 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $5.0 million), and 3) the issuance of bonds and the entering into of forward exchange contracts and currency options. At June 30, 2007, we had outstanding a total of £10.8 million, or approximately $21.6 million under this Facility Agreement.

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

On May 1, 2007, the jury delivered its verdict in favor of the Company. The court has also issued its opinion as well. In accordance with court procedures, the court is currently reviewing other pending motions. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $2.3 million recorded in the consolidated balance sheet at June 30, 2007.

See Note F for discussion related to our tax exempt industrial development revenue bonds.

H.	STOCK-BASED COMPENSATION

Refer to the Company’s Amendment No. 1 to Transition Report on Form 10-K/A for the transition period ended September 30, 2006 for a full description of the Company’s existing stock-based compensation plans.

Stock Options

Stock option activity for the nine months ended June 30, 2007 is as follows:

			Remaining
		Weighted-	Weighted-Average	Aggregate
	Stock	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Outstanding at September 30, 2006	732,770	$17.37
Granted	—	—
Exercised	158,733	17.02
Forfeited	—	—

Outstanding at June 30, 2007	574,037	17.47	3.20	$6,785

Exercisable at June 30, 2007	390,697	17.37	2.56	$4,656

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

In October 2006, subject to stockholder approval of the 2006 Equity Compensation Plan, the Company granted approximately 107,000 restricted stock units (“RSU“s) with a fair value of $31.86 to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 23, 2007, which was the date stockholders approved our 2006 Equity Compensation Plan. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the three year performance cycle beginning October 1, 2006 to September 30, 2009 and range from 0% to 150% of the target RSUs granted. The vesting period ranges from one to three years. The performance goal is based on cumulative earnings per share over the three year performance cycle. The RSUs do not have voting rights of common stock and the shares of common stock underlying the RSUs are not considered issued and outstanding.

As of June 30, 2007, compensation expense of approximately $0.4 million related to the RSUs was recognized.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 31,	June 30,	July 31,
	2007	2006	2007	2006
		(As restated,		(As restated,
		see Note J)		see Note J)
Revenues:
Electrical Power Products	$143,051	$96,896	$396,428	$265,413
Process Control Systems	6,080	7,125	17,391	20,852

Total	$149,131	$104,021	$413,819	$286,265

Gross profit:
Electrical Power Products	$25,523	$17,110	$65,182	$48,020
Process Control Systems	1,903	1,662	5,099	5,336

Total	$27,426	$18,772	$70,281	$53,356

Income before income taxes and minority interest:
Electrical Power Products	$4,769	$2,621	$11,107	$9,522
Process Control Systems	95	167	579	893

Total	$4,864	$2,788	$11,686	$10,415

	June 30,	September 30,
	2007	2006
		(As restated,
		see Note J)
Identifiable tangible assets:
Electrical Power Products	$280,800	$238,125
Process Control Systems	8,384	8,813
Corporate	20,400	11,853

Total	$309,584	$258,791

In addition, the Electrical Power Products business segment had $1,084,000 and $1,084,000 of goodwill and $29,723,000 and $32,263,000 of intangible assets as of June 30, 2007 and September 30, 2006, respectively. Additionally, Corporate had $393,000 and $540,000 of deferred loan costs as of June 30, 2007 and September 30, 2006, respectively, which are not included in identifiable tangible assets above.

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

As a result of such accounting errors, the Company has filed Amendment No. 1 to its Transition Report on Form 10-K/A for the transition period ended September 30, 2006 and filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2006. In addition, the Company has filed amended Quarterly Reports for each of the 2006 fiscal quarters.

Previously issued financial statements that have been impacted herein are the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2006 and the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2006. Such financial statements will be restated as described in the preceding paragraph.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statements of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31, 2006
Cost of goods sold:
As previously reported	$84,928	$231,652
Adjustments	321	1,257

As restated	$85,249	$232,909

Gross Profit:
As previously reported	$19,093	$54,613
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$18,772	$53,356

Income before interest, income taxes and minority interest:
As previously reported	$3,388	$12,073
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$3,067	$10,816

Income before income taxes and minority interest:
As previously reported	$3,109	$11,672
Adjustments to cost of goods sold	(321)	(1,257)

As restated	$2,788	$10,415

Net income:
As previously reported	$1,757	$6,995
Adjustments to cost of goods sold	(321)	(1,257)
Income tax benefit	114	445

As restated	$1,550	$6,183

Net earnings per common share:
Basic:
As previously reported	$0.16	$0.64
Adjustments to cost of goods sold	(0.02)	(0.07)

As restated	$0.14	$0.57

Diluted:
As previously reported	$0.16	$0.63
Adjustments to cost of goods sold	(0.02)	(0.07)

As restated	$0.14	$0.56

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
Effective September 30, 2006, we changed our fiscal year end from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year end is only 31 days. Therefore, our consolidated operating results and cash flows for the three and nine months ended June 30, 2007 will be compared to the operating results and cash flows for the three and nine months ended July 31, 2006.
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
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $45.1 million to $149.1 million in the third quarter of fiscal 2007 compared to $104.0 million in the third quarter of fiscal 2006. Revenues increased primarily due to the continued strength in our primary markets, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The recently acquired Power/Vac® product line added revenues of $19.3 million in the third quarter of fiscal 2007. For the third quarter of fiscal 2007, domestic revenues increased by 29.8% to $93.1 million compared to the third quarter of fiscal 2006. Total international revenues were $56.0 million in the third quarter of 2007 compared to $32.3 million in the third quarter of fiscal 2006. International revenues increased primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit for the third quarter of fiscal 2007 increased by approximately $8.7 million to $27.4 million as a result of improved pricing, coupled with the recently acquired Power/Vac® product line.

For the nine months ended June 30, 2007, consolidated revenues increased $127.6 million to $413.8 million compared to $286.3 million in the nine months ended July 31, 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of fiscal 2006. The recently acquired Power/Vac® product line added revenues of $66.6 million in the nine months ended June 30, 2007. For the first nine months of fiscal 2007, domestic revenues increased by 34.1% to $268.8 million compared to the first nine months of fiscal 2006. Total international revenues were $145.0 million in the first nine months of 2007 compared to $85.7 million in the first nine months of fiscal 2006. International revenues increased primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit for the first nine months of fiscal 2007 increased by approximately $16.9 million to $70.3 million as a result of improved pricing, coupled with the recently acquired Power/Vac® product line.
Electrical Power Products
Our Electrical Power Products segment recorded revenues of $143.1 million in the third quarter of fiscal 2007, which includes revenues of $19.3 million from the recently acquired Power/Vac® product line, compared to $96.9 million for the third quarter of fiscal 2006. In the third quarter of fiscal 2007, revenues from public and private utilities were approximately $35.8 million, compared to $28.1 million in the third quarter of fiscal 2006. Revenues from commercial and industrial customers totaled $96.7 million in the third quarter of fiscal 2007, an increase of $41.8 million compared to the third quarter of fiscal 2006. Municipal and transit projects generated revenues of $10.6 million in the third quarter of fiscal 2007 compared to $14.0 million in the third quarter of fiscal 2006.
Gross profit from the Electrical Power Products segment, as a percentage of revenues, was 17.8% in the third quarter of fiscal 2007, compared to 17.7% in the third quarter of fiscal 2006. The gross profit as a percentage of revenues in 2007 is negatively impacted by the integration and start up costs associated with relocating the Power/Vac® product line to Houston. Higher than average gross margins from service and replacement projects in the first nine months of fiscal 2006 as a result of the 2005 hurricanes along the Gulf Coast region, increased the gross profit percentage in 2006. Excluding the direct impact of the recently acquired Power/Vac® product line, segment gross profit would have been approximately 22.0% in the third quarter of fiscal 2007.
For the nine months ended June 30, 2007, our Electrical Power Products segment recorded revenues of $396.4 million, which includes revenues of $66.6 million from the recently acquired Power/Vac® product line, compared to $265.4 million for the nine months ended July 31, 2006. In the first nine months of fiscal 2007, revenues from public and private utilities were approximately $133.2 million, compared to $84.5 million in the first nine months of fiscal 2006. Revenues from commercial and industrial customers totaled $239.1 million in the first nine months of fiscal 2007, an increase of $87.3 million compared to the first nine months of fiscal 2006. Municipal and transit projects generated revenues of $24.2 million in the first nine months of fiscal 2007 compared to $29.0 million in the first nine months of fiscal 2006.
For the nine months ended June 30, 2007, gross profit from the Electrical Power Products segment, as a percentage of revenues, was 16.4%, compared to 18.1% in the nine months ended July 31, 2006. The gross profit as a percentage of revenues in 2007 is negatively impacted by the integration and start up costs associated with relocating the Power/Vac® product line to Houston. Higher than average gross margins from service and replacement projects in the first nine months of fiscal 2006 as a result of the 2005 hurricanes along the Gulf Coast region, increased the gross profit percentage in 2006. Excluding the direct impact of the Power/Vac® product line, segment gross profit would have been approximately 20.0% in the nine months ended June 30, 2007.
Process Control Systems
Our Process Control Systems segment recorded revenues of $6.1 million in the third quarter of fiscal 2007, down from $7.1 million in the third quarter of fiscal 2006. Segment gross profit increased, as a percentage of revenues, to 31.3% in the third quarter of fiscal 2007 compared to 23.3% in the third quarter of fiscal 2006.
For the nine months ended June 30, 2007, our Process Control Systems segment recorded revenues of $17.4 million, down from $20.9 million in the nine months ended July 31, 2006. Segment gross profit increased, as a percentage of revenues, to 29.3% in the first nine months of fiscal 2007 compared to 25.6% in the first nine months of fiscal 2006.
For additional information related to our business segments, see Note I of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 14.6% of revenues in the third quarter of fiscal 2007 compared to 15.1% of revenues in the third quarter of fiscal 2006. Selling, general and administrative expenses were $21.8 million for the third quarter of fiscal 2007 compared to $15.7 million in the third quarter of fiscal 2006. Selling, general and administrative expenses increased primarily due to amortization expense, increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs which are consistent with the increase in volume.
For the nine months ended June 30, 2007, consolidated selling, general and administrative expenses decreased to 13.6% of revenues, compared to 14.9% of revenues in the nine months ended July 31, 2006. Selling, general and administrative expenses were $56.5 million for the first nine months of fiscal 2007 compared to $42.5 million in the first nine months of fiscal 2006. Selling, general and administrative expenses increased primarily due to amortization expense, increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs which are consistent with the increase in volume.
Interest Income and Expense
Interest expense was $0.9 million and $2.5 million in the three and nine months ended June 30, 2007, an increase of approximately $0.4 million and $1.4 million compared to the three and nine months ended July 31, 2006, respectively. The increase in interest expense is primarily due to interest expense imputed as a discount on the purchase price for the acquisition of the Power/Vac® product line.
Interest income was $0.1 million and $0.4 million in the three and nine months ended June 30, 2007 compared to $0.2 million and $0.7 million in the three and nine months ended July 31, 2006, respectively. This decrease resulted from the reduction in our cash available for investment.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.4% in the third quarter of fiscal 2007 compared to 44.2% in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, our effective tax rate was 35.5% compared to 40.4% in the first nine months of fiscal 2006. Our effective tax rate is impacted by income generated in the United Kingdom which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate and adversely increased the effective tax rates for the three and nine month periods of 2006 as a result of recording adjustments related to differences between the estimated tax provision and the actual provision reflected in the consolidated tax returns.
Net Income
In the third quarter of fiscal 2007, we generated net income of $3.2 million, or $0.28 per diluted share, compared to $1.2 million, or $0.14 per diluted share, in the third quarter of fiscal 2006. For the nine months ended June 30, 2007, we recorded net income of $7.5 million, or $0.67 per diluted share, compared to $6.2 million, or $0.56 per diluted share, in the nine months ended July 31, 2006. We had an increase in selling, general and administrative expenses associated with higher levels of business activity and the integration and relocation costs of the Power/Vac® product line, partially offset by higher revenues and improved gross profits in our Electrical Power Products business segment.
Backlog
The order backlog on June 30, 2007 was $410.9 million, compared to $355.1 million at September 30, 2006 and $287.4 million at the end of the third quarter of fiscal 2006. This increase is partially related to our recently acquired Power/Vac® product line. New orders placed during the third quarter of fiscal 2007 totaled $151.2 million compared to $122.2 million in the third quarter of fiscal 2006.

Liquidity and Capital Resources
Working capital was $114.0 million at June 30, 2007, compared to $94.9 million at September 30, 2006. As of June 30, 2007, current assets exceeded current liabilities by 1.9 times and our debt to capitalization ratio was 23.4%. The increase in working capital is driven primarily by the increase in accounts receivable and inventories commensurate with the increase in business volume and unbilled costs related to contractual billing milestones. We anticipate that we will continue to reinvest our cash generated from operations into working capital this year due to increased business activity and the acquired Power/Vac® product line. Working capital needs are anticipated to increase with growing levels of business activity. We believe that cash and available borrowing capabilities will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future.
As of June 30, 2007, we had cash and cash equivalents of $3.9 million compared to $10.5 million as of September 30, 2006. Long-term debt and capital lease obligations, net of current maturities, totaled $43.3 million at June 30, 2007 compared to $33.9 million at September 30, 2006. We were in compliance with all debt covenants as of June 30, 2007.
As of June 30, 2007, we had $9.0 million total available on the US Revolver and £1.7 million, or approximately $3.4 million, total available on the UK Revolver.
Operating Activities
For the first nine months of fiscal 2007, cash used in operating activities was $8.2 million compared to cash provided by operating activities of $1.6 million in the first nine months of fiscal 2006. This cash was principally used to fund growth in accounts receivables, inventories and costs related to projects which could not be billed under the contract terms.
Investing Activities
Cash used for the purchase of property, plant and equipment during the first nine months of fiscal 2007 was $11.1 million compared to $4.8 million for the first nine months of fiscal 2006. The majority of our 2007 capital expenditures were used to continue the implementation of our new Enterprise Resource Planning System (“ERP System”), and for expansion of two of our operating facilities.
Financing Activities
Cash provided by financing activities was $12.1 million for the first nine months of fiscal 2007, compared to cash used in financing activities of $0.6 million in the first nine months of fiscal 2006. Borrowings on the line of credit were used to fund operations and capital expenditures.
Outlook
Our backlog of orders is approximately $411.0 million, the highest in the history of the Company. Customer inquiries, or requests for proposals, have steadily strengthened over the past three fiscal years. We anticipate that strong business activities in our principal markets will continue for the remainder of fiscal 2007 and into early 2008.
Backlog growth in our Electrical Power Products segment has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. Our recent acquisitions have provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We have also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE. Over the next 15 years, GE is obligated to purchase from us (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line has negatively impacted our earnings to date, and we expect this to continue for the remainder of fiscal 2007 and into early 2008 as we continue the integration efforts. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.
Our Process Control Systems segment has been impacted by soft market conditions. Recent market activity indicates that the market conditions are improving as we move through the end of 2007 and into 2008.

Working capital needs are anticipated to increase with growing levels of business activity. We anticipate that we will continue to reinvest our cash generated from operations to support our increased business activity and the acquired Power/Vac® product line. We believe that cash and available borrowing capabilities will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future. Any strategic acquisition of a new business(es) or product line(s) could require additional borrowings.
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
We are subject to market risk resulting from changes in interest rates related to our outstanding debt. Regarding our various debt instruments outstanding at June 30, 2007, a 100 basis point increase in interest rates would result in a total annual increase in interest expense of approximately $0.5 million. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
The Company currently has forward exchange contracts with a notional amount of £5.5 million, or approximately $11.1 million, maturing by September 29, 2007. These foreign currency derivatives qualify for and are classified as fair value hedges. The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Changes in fair values of outstanding fair value hedge derivatives that are effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At June 30, 2007, the fair value of the forward swap contracts resulted in an unrealized loss of approximately $0.2 million.
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
As discussed in Note J to the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we have restated our previously issued financial statements.

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of June 30, 2007, because of a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of the material weakness, see Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for the eleven month period ended September 30, 2006. Based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report in Form 10-Q are fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2007, management continued the Oracle implementation which began in fiscal 2006. This conversion to Oracle has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the Oracle implementation. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, our management including our CEO and CFO concluded there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
See Item 9A included in Amendment No. 1 to our Transition Report on Form 10-K/A for the transition period ended September 30, 2006 for a discussion of actions we have taken and are planning to take to remediate the material weakness noted in that Item 9A.
As part of such remediation plan, we created the position of segment controller and sought to fill that position. Since we filed such Amendment No. 1, we have filled the position of segment controller through promotion of one of our internal controllers.
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

On May 1, 2007, the jury delivered its verdict in favor of the Company. The court has also issued its opinion as well. In accordance with court procedures, the court is currently reviewing other pending motions. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $2.3 million recorded in the consolidated balance sheet at June 30, 2007.

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
POWELL INDUSTRIES, INC.
Registrant

August 9, 2007	/s/ THOMAS W. POWELL
Date	Thomas W. Powell
Chairman and Chief Executive Officer (Principal Executive Officer)

August 9, 2007	/s/ DON R. MADISON
Date	Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Title

3.1 —	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2 —	Bylaws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1 —	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 —	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 —	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.