Form 10-K
period 2007-09-30
POWELL INDUSTRIES INC
filed 2007-12-07
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12488
Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0106100 (I.R.S. Employer Identification No.)

8550 Mosley Drive, Houston, Texas (Address of principal executive offices)	77075-1180 (Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2007, was approximately $354,060,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 3, 2007, there were 11,169,016 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2008 annual meeting of stockholders to be filed not later than 120 days after September 30, 2007, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements contained in this Annual Report are based on current assumptions that the Company will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that competitive conditions in the Company’s markets will not change in a materially adverse way; that the Company will accurately identify and meet customer needs for products and services; that the Company will be able to retain and hire key employees, that the Company’s products and capabilities will remain competitive; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the control of the Company that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART I

Item 1.	Business

Overview

Powell Industries, Inc. (“we,” “us,” “our,” “Powell” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, Inc.; Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited.

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries.

Our website address is www.powellind.com. We make available free of charge on or through our website copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

On December 13, 2005, we announced a change in our fiscal year-end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the fiscal year ended September 30, 2007 will be compared to the eleven-month period ended September 30, 2006, and such eleven-month period will be compared to the fiscal year ended October 31, 2005.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 66%, 70% and 75% of our consolidated revenues for the fiscal years ended September 30, 2007 and 2006, and October 31, 2005, respectively, were generated in the United States of America. Approximately 85% of our long-lived assets were located in the United States at September 30, 2007, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note L of Notes to Consolidated Financial Statements.

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit for $32.0 million, not including expenses. The purchase price was paid from existing cash and short-term marketable securities and from borrowings under our revolving credit agreement. In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE agreed to provide services related to transitioning the product line from West Burlington, Iowa, to the Company’s facilities in Houston, Texas. The relocation of the product line includes all related product technology and design formation, engineering, manufacturing and related activities and is currently estimated to be completed during the first half of 2008. We refer to the acquired product line herein as “Power/Vac®.” The operating results of Power/Vac® are included in our Electrical Power Products business segment from the acquisition date. For further information on Power/Vac®, see Note D of Notes to Consolidated Financial Statements.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. The operating results of this acquisition are included in our Electrical Power Products business segment from the acquisition date. For further information on this acquisition, see Note D of Notes to Consolidated Financial Statements.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment from that date. Total consideration paid for S&I was approximately $19.2 million, of which approximately $10.3 million of the purchase price was funded from existing cash and investments and the balance was provided through additional debt financing. For further information on S&I, see Note D of Notes to Consolidated Financial Statements.

Electrical Power Products

Our Electrical Power Products business segment designs, develops, manufactures and markets engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include power control room packages, distribution switchgear, offshore modules, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 38,000 volts and are used in the transportation, industrial and utility markets.

On August 7, 2006, we purchased the Power/Vac® product line described above and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. We believe that this acquisition strengthens our strategic position in the electrical power products business and allows us to reach new markets and a broader base of customers. In conjunction with the Power/Vac® acquisition, Powell entered into a long-term commercial alliance with GE Consumer & Industrial whereby Powell became the exclusive supplier of ANSI medium voltage switchgear to GE.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. This acquisition allowed us to extend sales and services to the Eastern Gulf Coast Region.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited, as described above and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. S&I’s primary manufacturing facility is located in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I affords Powell the opportunity to serve customers with products and solutions covering a wider range of electrical standards and opens new geographic markets previously closed due to our previous lack of product portfolio that met international electrical design and test standards. The fit, culture and market position of Powell and S&I compare favorably as both have similar reputations in engineered-to-order solutions.

Customers and Markets

This business segment’s principal products are designed for use by and marketed to technologically sophisticated users of large amounts of electrical energy that typically have a need for complex combinations of electrical components and systems. Our customers include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals, pulp and paper plants, transportation systems, governmental agencies and other large industrial customers.

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (“EPC”) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single, functional and working deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions. During 2006 and 2005, we did not have any one customer that accounted for more than 10% of annual segment revenues. However, as a result of the supply agreement that we entered into on August 7, 2006 with GE, our revenues with GE were approximately $100 million in fiscal 2007, or approximately 18% of our consolidated revenues for that period. Aside from GE, with whom we have a long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. As a result of the supply agreement we entered into on August 7, 2006, with GE, GE has become a significant customer and has accounted for, and could continue to account for more than 10% of annual segment and total revenues in the future.

During each of the past three fiscal years, no one country outside of the United States accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note L of Notes to Consolidated Financial Statements.

Competition

Our Electrical Power Products business segment operates in a competitive market where competition for each project varies. The competition may include large multinational firms as well as small regional low-cost providers, depending upon the type of project. This segment’s products and systems are engineered-to-order and packaged to meet the exact specifications of our customers. Many repeat customers seek our involvement in finding solutions to specific project-related issues including physical size, rating, application, installation and commissioning. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products and systems on a timely basis at a competitive price.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Orders in the Electrical Power Products business segment backlog at September 30, 2007, totaled $434.9 million compared to $324.7 million at the end of the previous fiscal year. We anticipate that approximately $403.4 million of our ending 2007 backlog will be fulfilled during our fiscal year 2008. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. However, conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. These raw material costs represented approximately 53.8% of our revenues in fiscal 2007. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2008. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation

This business segment is subject to the effects of changing prices. During the last three fiscal years, we experienced increased costs for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2007, 2006 or 2005.

Employees

At September 30, 2007, the Electrical Power Products business segment had 2,123 full-time employees located in the United States, the United Kingdom and Singapore. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $5.4 million, $3.7 million and $2.1 million in fiscal years 2007, 2006 and 2005, respectively.

Intellectual Property

While we are the holder of various patents, trademarks and licenses relating to this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

Our Process Control Systems business segment designs and delivers technology solutions that help our customers manage their critical transportation, environmental, energy, industrial and utility facilities. We offer a diverse set of professional services that specialize in the design, integration and support of high-availability control, security/surveillance and communications systems. These systems allow our customers to safely and effectively manage their vital processes and facilities.

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental, energy and industrial sectors. We may be dependent, from time to time, on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this business segment. In each of the past three fiscal years, we had revenues with one or more customers that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $5.9 million, $7.9 million and $17.1 million in fiscal 2007, 2006 and 2005, respectively. Our contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for those customers, and multiple and/or continuous requirements of similar magnitude with the same customer are rare. Thus, the inability to successfully replace a completed large contract with one or more contracts of combined similar magnitude could have a material adverse effect on segment revenues.

During each of the past three fiscal years, the United States is the only country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note L of Notes to Consolidated Financial Statements.

Competition

This business segment operates in a competitive market where competition for each contract varies. The competition may include large multinational firms as well as small regional low-cost providers, depending upon the type of system and customer requirements.

Our customized systems are designed to meet the specifications of our customers. Each order is designed, delivered and installed to the unique requirements of the particular application. We consider our engineering, systems integration, installation and support capabilities vital to the success of our business. We believe our technical software products and project management strengths, together with our responsiveness, our flexibility, financial strength and our over 30-year history of supporting mission-critical systems give us a competitive advantage in our markets.

Backlog

Orders in the Process Control Systems business segment backlog at September 30, 2007, totaled $29.6 million compared to $30.4 million at the end of the previous fiscal year. We anticipate that approximately $14.3 million of our year-end 2007 backlog will be fulfilled during our 2008 fiscal year. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. We have not experienced a material amount of canceled orders during the past three fiscal years.

Employees

The Process Control Systems business segment had 109 full-time employees at September 30, 2007, all located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $0.3 million, $0.6 million and $0.7 million in fiscal years 2007, 2006 and 2005, respectively.

Intellectual Property

While we are the holder of various copyrights related to software for this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. While we believe that the risks and uncertainties described below are the most significant risks and uncertainties facing our business, they are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements,” above.

Our industry is highly competitive.

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

An economic downturn may lead to lower demand for our services.

If the general level of economic activity deteriorates from current levels, our customers may delay or cancel projects. A number of factors, including financing conditions for and potential bankruptcies in the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by, or the loss of, one or more of our customers.

International and political events may adversely affect our operations.

International sales accounted for approximately 34% of our revenues in fiscal 2007, including sales from our operations in the United Kingdom. We primarily operate in developed countries with stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the United States or other countries.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 53% of our revenues for the fiscal year ended September 30, 2007. We purchase a wide variety of raw materials to manufacture our products including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects combines professional engineering, cost estimating, pricing and accounting judgment. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Previously recorded estimates are adjusted as the project is completed. In certain circumstances, it is possible that such adjustments could be significant.

Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed-price contracts. We must estimate the costs of completing a particular project to bid for fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated, and could result in reduced profitability or losses on projects. Revenues and profits recognized under the percentage-of-completion method of accounting may be reversed if estimates of costs to complete a project increase. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Our acquisition strategy involves a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. However, we may be unable to implement this strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including difficulties in the integration of operations and systems; the termination of relationships by key personnel and customers of the acquired company; a failure to add additional employees to handle the increased volume of business; additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting; risks and liabilities from our acquisitions, some of which may not be discovered during our due diligence; a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention and a failure to realize the cost savings or other financial benefits we anticipated.

Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms.

We may not be able to fully realize the revenue value reported in our backlog.

We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, canceled projects may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by changes in estimated costs or revenues under fixed-price contracts; the timing and volume of work under new agreements; general economic conditions; the spending patterns of customers; variations in the margins of projects performed during any particular quarter; losses experienced in our operations not otherwise covered by insurance; a change in the demand or production of our products and our services caused by severe weather conditions; a change in the mix of our customers, contracts and business; increases in design and manufacturing costs; the ability of customers to pay their invoices owed to us and disagreements with customers related to project performance on delivery.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers; increase the number or size of projects performed for existing customers; hire and retain employees and increase volume utilizing our existing facilities.

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

The departure of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers and senior management. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business.

We contracted with an independent consultant to assist us with the configuration and implementation of an enterprise resource planning (“ERP”) system that supports our human resources, accounting, estimating, financial, job management and customer systems. We are currently finalizing the domestic implementation of this ERP system. The efficient execution of our business is dependent upon the proper functioning of our internal systems. Any significant failure or malfunction of our enterprise resource planning system may result in disruption of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this system.

Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. The failure to comply with Section 404 could negatively impact our financial condition and results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We are likely to continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. We are and will likely continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, including certain self-insured medical and dental programs, these policies contain deductibles and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by the Company depend upon the best available technology for success in the marketplace. The competitive environment is highly sensitive to technological innovation in both segments of our business. It is possible for competitors (both domestic and foreign) to develop products or production methods, which will make current products or methods obsolete or at least hasten their obsolescence.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events ranging from natural disasters such as hurricanes, to epidemics such as health epidemics, to acts of war and terrorism, could disrupt or delay the Company’s ability to complete projects for its customers and could potentially expose the Company to third-party liability claims. In addition, such events could impact the Company’s customers and suppliers resulting in temporary or long-term delays and/or cancellations of orders or raw materials used in normal business operations. These situations are outside the Company’s control and could have a significant adverse impact on the results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have manufacturing facilities, sales offices, field offices and repair centers located throughout the United States, and we have a manufacturing facility located in the United Kingdom. We also rent manufacturing space in Singapore on an as-needed basis. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal manufacturing locations by segment as of September 30, 2007, are as follows:

			Approximate
	Number		Square Footage
Location	of Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	3	78.1	430,600	138,600
North Canton, OH	1	8.0	72,000	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	29,700

All leased properties are subject to long-term leases with remaining lease terms ranging from one to seven years as of September 30, 2007. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

Item 3.	Legal Proceedings

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned contract payments from the joint venture. The Company has made claims against the Commission for various matters, including compensation for extra work and delay to the project.

Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, for which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has also issued its opinion as well. In accordance with court procedures, the court is currently reviewing other pending motions, and the final judgment has not been entered. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $1.7 million recorded in the consolidated balance sheet at September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the Nasdaq Global Market for our common stock.

	High	Low

Fiscal Year 2006:
First Quarter	$23.64	$17.57
Second Quarter	27.72	20.75
Third Quarter	25.94	21.28
Fourth Quarter	24.00	18.42
Fiscal Year 2007:
First Quarter	$33.60	$20.63
Second Quarter	33.73	27.78
Third Quarter	37.25	27.05
Fourth Quarter	38.10	30.26

As of December 3, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $39.94 per share. As of December 3, 2007, there were 594 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from October 31, 2002 to September 30, 2007, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment. The comparison assumes that $100 was invested on October 31, 2002, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POWELL INDUSTRIES, INC.,
NASDAQ MARKET INDEX AND INDUSTRIAL ELECTRICAL EQUIPMENT

Item 6.	Selected Financial Data

The selected financial data shown below for the past five years (including the 11-month period ended September 30, 2006) was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

On August 7, 2006, we purchased certain assets related to the ANSI medium voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit. The operating results of the Power/Vac® product line are included from that date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included in our Electrical Power Products business segment from that date.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited. The operating results of S&I are included from that date.

		11 Months
	Year Ended	Ended
	September 30,	September 30,	Years Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operations:
Revenues	$564,282	$374,547	$256,645	$206,142	$253,381
Cost of goods sold	468,691	305,489	213,411	170,165	204,585

Gross profit	95,591	69,058	43,234	35,977	48,796
Selling, general and administrative expenses	77,246	55,345	41,846	35,357	35,339
Gain on sale of land and building	—	—	(1,052)	—	—

Income before interest, income taxes, minority interest and cumulative effect of change in accounting principle	18,345	13,713	2,440	620	13,457
Interest expense (income), net	2,943	698	(386)	(744)	(175)
Income tax provision (benefit)	5,468	4,609	932	(282)	6,137
Minority interest	21	(3)	63	(23)	—

Income from continuing operations before cumulative effect of change in accounting principle	9,913	8,409	1,831	1,669	7,495
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(510)

Net income	$9,913	$8,409	$1,831	$1,669	$6,985

Basic earnings per share	$0.90	$0.77	$0.17	$0.16	$0.66

Diluted earnings per share	$0.88	$0.76	$0.17	$0.15	$0.65

	As of
	September 30,		As of October 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$5,257	$10,495	$24,844	$8,974	$11,863
Marketable securities	—	—	8,200	54,208	30,452
Property, plant and equipment, net	67,401	60,336	55,678	45,041	43,998
Total assets	341,015	292,678	226,778	196,079	190,478
Long-term debt and capital lease obligations, including current maturities	35,836	42,396	21,531	7,100	7,359
Total stockholders’ equity	173,549	156,931	143,994	139,835	136,364
Total liabilities and stockholders’ equity	$341,015	$292,678	$226,778	$196,079	$190,478

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” contained in this Annual Report.

Overview

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems.

Effective September 30, 2006, we changed our fiscal year-end from October 31 to September 30. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not fluctuate on a seasonal basis and the change in fiscal year-end was only 31 days. Therefore, our consolidated operating results and cash flows for the year ended September 30, 2007, are compared to the operating results and cash flows for the 11 months ended September 30, 2006.

On August 7, 2006, we purchased certain assets related to the ANSI medium voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit. The operating results of the Power/Vac® product line are included from that date and are included in our Electrical Power Products business segment.

The Power/Vac® medium voltage switchgear product line enhances our product offering, comes with a large installed base and has a broad customer base across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15-year supply agreement with GE in which GE is obligated to purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, is expected to significantly strengthen our position in the marketplace and should enable us to reach a broader market and gain access to new customers. We are currently relocating the Power/Vac® product line from GE’s facility in West Burlington, Iowa, to our facilities in Houston, Texas. The relocation of the product line and related activities is expected to be completed in the first half of fiscal year 2008. GE will continue to manufacture products and supply them to Powell during the transition period.

Overall, we continue to experience strong market demand for our products and services. Pricing in our markets has improved in conjunction with the overall increase in business activity. We believe this increase was a result of the petrochemical and utility markets entering into a new investment cycle. Customer inquiries, or requests for proposals, have steadily strengthened throughout fiscal years 2006 and 2007. This increase in customer inquiries led to increased orders in fiscal year 2007 and, accordingly, a very strong backlog of orders continuing into fiscal year 2008.

Results of Operations

Twelve Months Ended September 30, 2007 (“Fiscal 2007”) Compared to Eleven Months Ended September 30, 2006 (“Fiscal 2006”)

Revenue and Gross Profit

Consolidated revenues increased $189.8 million to $564.3 million in Fiscal 2007 compared to $374.5 million in Fiscal 2006. Revenues increased primarily due to general market recovery, concerted sales efforts and the acquisition of the Power/Vac® product line in the fourth quarter of Fiscal 2006. The Power/Vac® product line added revenues of $85.7 million in Fiscal 2007. Domestic revenues increased by 41.7% to $372.7 million in Fiscal 2007 compared to $263.1 million in Fiscal 2006. International revenues were $191.6 million in Fiscal 2007 compared to $111.5 million in Fiscal 2006. The increase was primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit in Fiscal 2007 increased by approximately $26.5 million compared to Fiscal 2006, as a result of improved pricing and productivity.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $541.6 million in Fiscal 2007, which included revenues of $85.7 million from the Power/Vac® product line, compared to $347.9 million in Fiscal 2006. In Fiscal 2007, revenues from public and private utilities were approximately $174.4 million compared to $113.6 million in Fiscal 2006. Revenues from commercial and industrial customers totaled $330.4 million in Fiscal 2007, an increase of $126.0 million compared to Fiscal 2006. Municipal and transit projects generated revenues of $36.8 million in Fiscal 2007 compared to $29.9 million in Fiscal 2006.

Business segment gross profit, as a percentage of revenues, was 16.4% in Fiscal 2007 compared to 17.7% in Fiscal 2006. In Fiscal 2007, gross profit, as a percentage of revenues, was negatively impacted by the integration and start up costs associated with relocating the Power/Vac® product line to Houston, Texas. Higher than average gross margins from service and replacement projects, as a result of the 2005 hurricanes along the Gulf Coast region, increased the gross profit percentage in Fiscal 2006. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 19.5% in Fiscal 2007. Gross profit was also negatively impacted by the operating performance of one of the Company’s smaller business units which had a number of jobs that were underestimated at quotation in previous years, as well as operational challenges in completing certain projects.

Process Control Systems

In Fiscal 2007, our Process Control Systems business segment recorded revenues of $22.7 million, down from $26.6 million in Fiscal 2006. This decrease in revenues is primarily attributable to the substantial completion of certain large projects in early 2006. Business segment gross profit, as a percentage of revenues, increased to 28.8% in Fiscal 2007 compared to 28.4% in Fiscal 2006. Gross profit in each of Fiscal 2007 and 2006 was negatively impacted by approximately $2.3 million related to legal and other costs incurred to recover amounts owed on a previously completed contract.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 13.7% of revenues in Fiscal 2007 compared to 14.8% of revenues in Fiscal 2006. Selling, general and administrative expenses were $77.2 million in Fiscal 2007 compared to $55.3 million in Fiscal 2006. Selling, general and administrative expenses increased primarily due to amortization expense, increased administrative costs related to the integration of the Power/Vac® product line and related operations and increased payroll and recruiting costs, which are consistent with the increase in volume. Additionally, bad debt expense increased primarily related to collection shortfalls associated with certain projects with operational issues at one of the Company’s smaller business units.

Interest Income and Expense

Interest expense was $3.5 million in Fiscal 2007, an increase of approximately $1.9 million compared to Fiscal 2006. The increase in interest expense is primarily due to interest expense imputed as a discount on the purchase price for the acquisition of the Power/ Vac® product line in the fourth quarter of Fiscal 2006.

Interest income was $0.6 million in Fiscal 2007 compared to $0.9 million in Fiscal 2006. This decrease resulted as cash generated from operations was used to reduce debt balances.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.5% in Fiscal 2007 compared to 35.0% in Fiscal 2006. Our effective tax rate is impacted by income generated in the

United Kingdom, which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.

In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income

In Fiscal 2007, we recorded net income of $9.9 million, or $0.88 per diluted share, compared to $8.4 million, or $0.76 per diluted share in Fiscal 2006. We had an increase in selling, general and administrative expenses associated with higher levels of business activity and the integration and relocation costs of the Power/Vac® product line, partially offset by higher revenues and improved gross profits in our Electrical Power Products business segment. Additionally, net income was also negatively impacted by underperformance at one of the Company’s smaller business units stemming from performance and collection issues with certain projects.

Backlog

The order backlog at September 30, 2007, was $464.5 million, compared to $355.1 million at September 30, 2006. New orders placed during Fiscal 2007 totaled $667.1 million compared to $470.7 million in Fiscal 2006.

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

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $347.9 million in Fiscal 2006 compared to $220.1 million in Fiscal 2005. Our previously described acquisitions of the Power/Vac® product line in August 2006 and S&I in July 2005 added revenues of $70.7 million and $19.9 million in Fiscal 2006 and Fiscal 2005, respectively. During Fiscal 2006, revenues in all our major markets strengthened compared to the prior year. In Fiscal 2006, revenues from public and private utilities were approximately $113.6 million, an increase of $35.2 million compared to Fiscal 2005. Revenues from industrial customers totaled $204.4 million in Fiscal 2006, a 54% increase over Fiscal 2005. Municipal and transit projects generated revenues of $29.9 million in Fiscal 2006 compared to $8.6 million in Fiscal 2005.

Business segment gross profit as a percentage of revenues increased to 17.7% in Fiscal 2006 from 14.9% in Fiscal 2005. This increase in gross profit resulted from improved pricing, operating efficiencies resulting from increased volume, as well as increased services and replacement projects as a result of the hurricanes of 2005 along the Gulf Coast Region. Direct material costs increased approximately 2.1%, or $3.6 million, during Fiscal 2006 compared to Fiscal 2005 primarily due to higher unit prices for copper. In addition, incremental production costs of approximately $0.6 million were incurred during Fiscal 2005 due to start-up difficulties and inefficiencies related to the relocation of our distribution switch product line.

Process Control Systems

Revenues in our Process Control Systems business segment decreased to $26.6 million in Fiscal 2006 from $36.5 million in Fiscal 2005. This decrease in revenues is attributable to a decrease in the proportion of subcontracted installation activities and the substantial completion of various large projects in 2005 and early 2006. Process Control Systems recorded revenues and profit of $1.7 million from the settlement of a claim related to the Central Artery/Tunnel Project in Fiscal 2005.

Business segment gross profit decreased to $7.6 million in Fiscal 2006 compared to $10.5 million in Fiscal 2005 primarily related to the settlement of the claim related to the Central Artery/Tunnel Project mentioned above. Gross profit was negatively impacted by approximately $2.3 million and $2.9 million in Fiscal 2006 and Fiscal 2005, respectively, primarily due to legal and other costs incurred related to the recovery of amounts owed on a previously completed contract.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 14.8% of revenues in Fiscal 2006 compared to 16.3% of revenues in Fiscal 2005. Selling, general and administrative expenses were $55.3 million in Fiscal 2006, an increase of $13.5 million over Fiscal 2005, of which the operating activities of the S&I and Power/Vac® acquisitions accounted for $7.1 million of the increase. Research and development expenditures were $4.2 million in Fiscal 2006 compared to $2.8 million in Fiscal 2005. The adoption of SFAS No. 123R and the vesting modification increased selling, general and administrative expenses by approximately $2.0 million in Fiscal 2006. Salaries and incentive wages increased by approximately $1.2 million in Fiscal 2006 compared to Fiscal 2005. In addition, amortization expense increased approximately $0.7 million, of which $0.5 million was attributable to our recent acquisitions. The remaining increase of $1.1 million is primarily attributable to increased professional fees, as well as an overall increase due to the increase in volume discussed above.

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

Provision for Income Taxes

Our provision (benefit) for income taxes reflects an effective tax rate on earnings before income taxes of 35.0% in Fiscal 2006 compared to 33.0% in Fiscal 2005. Our effective tax rate will generally be lower due to income generated in the United Kingdom, which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.

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

Net Income

In Fiscal 2006 we recorded net income of $8.4 million, or $0.76 per diluted share, compared to $1.8 million, or $0.17 per diluted share, for Fiscal 2005. Higher revenues and improved gross profits in our Electrical Power

Products business segment, partially offset by increased selling, general and administrative expenses associated with higher levels of business activity including the effect of our acquisitions, have improved net income in Fiscal 2006 compared to Fiscal 2005. These increases were partially offset by the reduction in net income in Fiscal 2006 by non-cash compensation expense related to stock options, and additional sales tax expense recorded due to an unfavorable outcome from a state audit. Additionally, net income in Fiscal 2005 was increased by the favorable settlement of the Central Artery/Tunnel Project.

Backlog

The order backlog at September 30, 2006 was $355.1 million, compared to $259.0 million at October 31, 2005. New orders placed during Fiscal 2006 totaled $470.7 million compared to $360.5 million in Fiscal 2005. This increase in orders is primarily related to our acquisition of the Power/Vac® product line.

Liquidity and Capital Resources

We have maintained a positive liquidity position. Working capital was $101.3 million at September 30, 2007, compared to $94.9 million at September 30, 2006. As of September 30, 2007, current assets exceeded current liabilities by 1.7 times and our debt to total capitalization ratio was 17.1%.

At September 30, 2007, we had cash, cash equivalents and marketable securities of $5.3 million, compared to $10.5 million at September 30, 2006. Long-term debt and capital lease obligations, including current maturities, totaled $35.8 million at September 30, 2007, compared to $42.4 million at September 30, 2006. In addition to our long-term debt, we have a $42.0 million revolving credit agreement in support of our U.S. debt requirements and an additional £4.0 million (approximately $8.0 million) revolving credit agreement in the United Kingdom, both of which expire in December 2010. As of September 30, 2007, there was approximately $22.6 million borrowed under these lines of credit. Amounts available under the U.S. revolving credit agreement and the revolving credit agreement in the United Kingdom were approximately $24.1 million and $3.5 million, respectively, at September 30, 2007. For further information regarding our debt, see Notes H and K of Notes to Consolidated Financial Statements.

Operating Activities

During Fiscal 2007, cash provided by operating activities was approximately $12.2 million. Cash flow from operations is primarily influenced by demand for our products and services. During Fiscal 2006 and 2005, cash used in operating activities was approximately $4.7 million and $21.2 million, respectively. In all years, cash was principally used to fund growth in accounts receivable, inventories and costs related to projects which could not be billed under the contract terms. We have used this cash, among other things, for working capital to support our increased levels of business activity.

Investing Activities

Investments in property, plant and equipment during Fiscal 2007 totaled approximately $14.3 million compared to $8.4 million and $6.1 million in Fiscal 2006 and 2005, respectively. The majority of our 2007 capital expenditures were used to continue the implementation of our new ERP, and the expansion of two of our operating facilities. We incurred approximately $1.9 million in Fiscal 2007 at our Electrical Power Products operations and $6.6 million in Fiscal 2006, related to the implementation of the ERP. The majority of our 2006 capital investments were used to improve our capabilities to manufacture switchgear and electrical power control rooms, as well as investments in the ERP mentioned above. During 2005, the majority of our capital expenditures were used to increase our manufacturing capabilities to produce switchgear, electrical power control and power control modules. In 2006, investing activities included cash expenditures of $9.7 million for the acquisition of the Power/Vac® product line from GE (which does not include the total $32.0 million purchase price payable over 40 months) and $1.5 million for the acquisition of the services business in Louisiana previously described. In 2005, investing activities included costs of $19.2 million for the acquisition of S&I.

Proceeds from the sale of fixed assets provided cash of approximately $0.2 million, $0.8 million and $0.9 million in Fiscal 2007, 2006 and 2005, respectively. Proceeds from the sale of fixed assets in Fiscal 2007, 2006 and 2005 were primarily from the sale of idled manufacturing facilities and equipment.

There were no net proceeds from the sale and purchase of marketable securities in Fiscal 2007. Net proceeds from the sale and purchase of marketable securities were $8.2 million and $42.2 million in Fiscal 2006 and 2005, respectively. Marketable securities were sold to finance working capital requirements of the business in Fiscal 2006 and 2005.

Financing Activities

Net cash used in financing activities was approximately $4.0 million in Fiscal 2007. The primary use of cash in financing activities in Fiscal 2007 was due to payments on the US revolving line of credit, which is used to fund operations and capital expenditures. Net cash provided by financing activities was approximately $0.7 million and $15.4 million in Fiscal 2006 and 2005, respectively. The primary source of cash from financing activities in Fiscal 2006 was proceeds from the exercise of stock options, and for Fiscal 2005, borrowings of $10.6 million under the UK Term Loan associated with our acquisition of S&I and $4.3 million under the UK revolving line of credit.

Contractual Obligations

At September 30, 2007, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-Term	Capital	Operating
As of September 30, 2007	Debt	Lease	Lease
Payments Due by Period:	Obligations	Obligations	Obligations	Total

Less than 1 year	$9,523	$45	$2,133	$11,701
1 to 3 years	25,775	22	3,525	29,322
3 to 5 years	1,128	—	2,736	3,864
More than 5 years	540	—	1,460	2,000

Total long-term contractual obligations	$36,966	$67	$9,854	$46,887

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event (in thousands):

As of September 30, 2007,	Letters of
Payments Due by Period:	Credit

Less than 1 year	$16,633
1 to 3 years	8,384
3 to 5 years	—
More than 5 years	945

Total long-term commercial obligations	$25,962

We are contingently liable for secured and unsecured letters of credit of $26.0 million as of September 30, 2007, of which $15.9 million reduces our borrowing capacity. We also had performance bonds totaling approximately $128.2 million that were outstanding at September 30, 2007. Performance bonds are used to guarantee contract performance to our customers.

Outlook for Fiscal 2008

Our backlog of orders going into Fiscal 2008 is approximately $464.5 million, the highest in the history of the Company. Customer inquiries, or requests for proposals, have steadily strengthened over the past three fiscal years. We anticipate that strong business activities in our principal markets will continue into early 2008.

Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. Our recent acquisitions have provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We have also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE, which obligates GE to purchase from us (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line has negatively impacted our earnings to date, and we expect this to continue into early 2008 as we continue the integration efforts. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.

We anticipate that we will continue to reinvest our cash generated from operations to support our increased business activity and the acquired Power/Vac® product line. Working capital needs are anticipated to increase with growing levels of business activity. We believe that cash available and borrowing capabilities should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. Working capital requirements or strategic acquisitions of new businesses or product lines could require additional borrowings.

Effects of Inflation

We have experienced significant price pressures related to raw materials, primarily copper, aluminum and steel, since the U.S. economy began to show signs of improvement in 2006. Competitive market pressures limited our ability to pass these cost increases to our customers, thus affecting our earnings in 2006 and 2007. We anticipate that these inflationary pressures will continue to adversely impact our operations in 2008.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies and estimates to be critical in the preparation and reporting of our consolidated financial statements.

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenues associated with maintenance, repair and service contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Revised and Updated. Expenses related to these types of services are recognized as incurred.

Allowance for Doubtful Accounts

We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results.

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

Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that an impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives.

Accruals for Contingent Liabilities

From time to time, contingencies such as insurance and legal claims arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluating whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2007, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. At September 30, 2007, we had no derivative instruments in place.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning October 1, 2008. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of SFAS No. 87, 88, 106 and 132R. SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. On September 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note G of Notes to Consolidated Financial Statements for the impact of adopting these provisions. The measurement provisions are effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At September 30, 2007, $17.9 million was outstanding, bearing interest at approximately 7.5% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $180,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

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

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in Fiscal 2007. We continue to experience price increases with some of our key raw materials. Competitive market pressures may limit our ability to pass these cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets as of September 30, 2007 and 2006	28
Consolidated Statements of Operations for the Year Ended September 30, 2007; 11 Months Ended September 30, 2006 and Year Ended October 31, 2005	29
Consolidated Statements of Stockholders’ Equity for the Year Ended September 30, 2007; 11 Months Ended September 30, 2006 and Year Ended October 31, 2005	30
Consolidated Statements of Cash Flows for the Year Ended September 30, 2007; 11 Months Ended September 30, 2006 and Year Ended October 31, 2005	31
Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Powell Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for the year ended September 30, 2007, the eleven months ended September 30, 2006, and the year ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company has changed the manner in which it accounts for share-based compensation for 2006. Additionally, as discussed in Note B to the consolidated financial statements, the Company has changed the manner in which it accounts for defined benefit pension and other postretirement benefits for 2007.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
December 7, 2007

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$5,257	$10,495
Accounts receivable, less allowance for doubtful accounts of $1,739 and $1,044, respectively	107,717	108,002
Costs and estimated earnings in excess of billings on uncompleted contracts	69,442	43,067
Inventories, net	47,789	28,268
Income taxes receivable	548	—
Deferred income taxes	1,898	1,270
Prepaid expenses and other current assets	4,235	2,398

Total Current Assets	236,886	193,500
Property, plant and equipment, net	67,401	60,336
Goodwill	1,084	1,084
Intangible assets, net	28,861	32,263
Other assets	6,783	5,495

Total Assets	$341,015	$292,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,464	$8,510
Income taxes payable	1,669	733
Accounts payable	65,225	46,515
Accrued salaries, bonuses and commissions	19,010	13,183
Billings in excess of costs and estimated earnings on uncompleted contracts	25,924	16,752
Accrued product warranty	5,787	3,443
Other accrued expenses	9,533	9,476

Total Current Liabilities	135,612	98,612
Long-term debt and capital lease obligations, net of current maturities	27,372	33,886
Deferred compensation	3,155	1,735
Postretirement benefit obligation	942	1,146
Other liabilities	87	90

Total Liabilities	167,168	135,469

Commitments and Contingencies (Note K)
Minority Interest	298	278

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,143,866 and 11,001,733 shares issued, respectively; 11,143,866 and 10,924,046 shares outstanding, respectively	111	110
Additional paid-in capital	16,854	12,776
Retained earnings	154,572	144,659
Treasury stock, 0 and 77,687 shares, respectively, at cost	—	(525)
Accumulated other comprehensive income	2,557	817
Deferred compensation	(545)	(906)

Total Stockholders’ Equity	173,549	156,931

Total Liabilities and Stockholders’ Equity	$341,015	$292,678

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$564,282	$374,547	$256,645
Cost of goods sold	468,691	305,489	213,411

Gross profit	95,591	69,058	43,234
Selling, general and administrative expenses	77,246	55,345	41,846
Gain on sale of land and building	—	—	(1,052)

Income before interest, income taxes and minority interest	18,345	13,713	2,440
Interest expense	3,501	1,625	721
Interest income	(558)	(927)	(1,107)

Income before income taxes and minority interest	15,402	13,015	2,826
Income tax provision	5,468	4,609	932
Minority interest in net income (loss)	21	(3)	63

Net income	$9,913	$8,409	$1,831

Net earnings per common share:
Basic	$0.90	$0.77	$0.17

Diluted	$0.88	$0.76	$0.17

Weighted average shares:
Basic	11,045	10,876	10,779

Diluted	11,233	11,089	10,928

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumu-
							lated
							Other
	Other						Compre-
	Compre-			Additional			hensive	Deferred
	hensive	Common Stock		Paid-in	Retained	Treasury	Income	Compen-
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	sation	Total
	(In thousands)

Balance, October 31, 2004		11,000	$110	$9,433	$134,419	$(2,514)	$54	$(1,667)	$139,835
Net income	$1,831				1,831				1,831
Foreign currency translation adjustments	5						5		5
Change in value of marketable securities, net of $9 income taxes	(26)						(26)		(26)
Unrealized loss on fair value hedge	(44)						(44)		(44)
Amortization of deferred compensation-ESOP								317	317
Exercise of stock options				433		1,097			1,530
Income tax benefit from stock options exercised				354					354
Amortization of restricted stock								160	160
Issuance of stock		2		32					32

Total comprehensive income	$1,766				1,831		(65)		1,766

Balance, October 31, 2005		11,002	110	10,252	136,250	(1,417)	(11)	(1,190)	143,994
Net income	$8,409				8,409				8,409
Foreign currency translation adjustments	784						784		784
Realized loss on fair value hedge	44						44		44
Amortization of deferred compensation-ESOP								311	311
Exercise of stock options				297		636			933
Stock-based compensation				1,989					1,989
Income tax benefit from stock options exercised				204					204
Amortization of restricted stock				138				102	240
Deferred compensation — restricted stock				(119)				119	—
Issuance of restricted stock				15		256		(248)	23

Total comprehensive income	$9,237				8,409		828		9,237

Balance, September 30, 2006		11,002	110	12,776	144,659	(525)	817	(906)	156,931
Net income	$9,913				9,913				9,913
Foreign currency translation adjustments	1,528						1,528		1,528
Amortization of deferred compensation-ESOP								361	361
Exercise of stock options		124	1	2,847		416			3,264
Stock-based compensation				664					664
Income tax benefit from stock options exercised				393					393
Amortization of restricted stock				296					296
Deferred compensation — restricted stock				(13)					(13)
Issuance of restricted stock		18		(109)		109			—

Total comprehensive income	$11,441				9,913		1,528		11,441
Incremental adjustment to adopt SFAS No. 158, net of tax of $116	212						212		212

Balance, September 30, 2007		11,144	$111	$16,854	$154,572	$—	$2,557	$(545)	$173,549

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005
	(In thousands)

Operating Activities:
Net income	$9,913	$8,409	$1,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,688	5,188	4,623
Amortization	3,876	1,310	643
Amortization of unearned restricted stock	296	240	159
Minority interest earnings (loss)	21	(3)	63
(Loss) gain on disposition of assets	312	(20)	(935)
Net realized gain on sale of available-for-sale securities	—	—	(28)
Stock-based compensation	651	1,989	—
Bad debt expense	1,192	477	9
Deferred income taxes	(592)	(1,503)	(207)
Tax benefit from exercise of stock options	—	—	353
Changes in operating assets and liabilities:
Accounts receivable, net	578	(42,278)	(17,979)
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,945)	(7,514)	(10,998)
Inventories	(19,148)	(6,531)	(2,438)
Prepaid expenses and other current assets	(2,354)	2,212	(243)
Other assets	(1,530)	1,093	(137)
Accounts payable and income taxes payable	18,657	23,064	2,261
Accrued liabilities	7,877	8,369	2,173
Billings in excess of costs and estimated earnings on uncompleted contracts	8,883	898	(877)
Deferred compensation	1,781	152	506
Other liabilities	4	(207)	32

Net cash provided by (used in) operating activities	12,160	(4,655)	(21,189)

Investing Activities:
Proceeds from sale of fixed assets	175	817	879
Proceeds from maturities and sales of available-for-sale securities	—	—	3,817
Purchases of property, plant and equipment	(14,338)	(8,435)	(6,108)
Proceeds from sale of short-term auction rate securities	—	8,200	48,569
Purchases of short-term auction rate securities	—	—	(6,350)
S&I acquisition	—	—	(19,167)
Louisiana acquisition	—	(1,524)	—
Power/Vac acquisition	—	(9,745)	—

Net cash provided by (used in) investing activities	(14,163)	(10,687)	21,640

Financing Activities:
Borrowings on US revolving line of credit	69,385	7,746	9,579
Payments on US revolving line of credit	(70,385)	(4,746)	(9,579)
Borrowings on UK revolving line of credit	1,959	—	4,260
Payments on UK revolving line of credit	(2,390)	(2,037)	—
Borrowings on UK term loan	—	—	10,598
Payments on UK term loan	—	(1,669)	—
Payments on capital lease obligations	(52)	(82)	(474)
Proceeds from short-term financing	—	944	—
Payments on short-term financing	(623)	(320)	—
Payments on industrial development revenue bonds	(400)	—	—
Payments on deferred acquisition payable	(5,198)	—	—
Debt issuance costs	—	(75)	(501)
Proceeds from exercise of stock options	3,264	778	1,530
Tax benefit from exercise of stock options	393	204	—

Net cash (used in) provided by financing activities	(4,047)	743	15,413

Net increase (decrease) in cash and cash equivalents	(6,050)	(14,599)	15,864
Effect of exchange rate changes on cash and cash equivalents	812	250	6
Cash and cash equivalents at beginning of year	10,495	24,844	8,974

Cash and cash equivalents at end of year	$5,257	$10,495	$24,844

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

Powell Industries, Inc. (“we,” “us,” “our,” “Powell,” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, Inc.; Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited.

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries.

On December 13, 2005, we announced a change in our fiscal year-end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the current fiscal year (“Fiscal 2007”) will be compared to the eleven-month period ended September 30, 2006 (“Fiscal 2006”).

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

B.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Powell and its wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we hold a majority ownership, have also been consolidated. As a result of this consolidation, we record minority interest on our balance sheet for our joint venture partner’s share of equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals and postretirement benefit obligations.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Cash paid (received) during the period for:
Interest	$1,309	$2,113	$567
Income taxes, net of refunds	2,392	4,395	(267)
Non-cash investing and financing activities:
Accrued property, plant and equipment additions	—	—	156
Note receivable from sale of property	—	—	1,350
Deferred acquisition payable	—	20,273	—

Fair Value of Financial Instruments

Financial instruments include cash, short-term investments, marketable securities, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to LIBOR or the bank’s prime rate.

The deferred acquisition payable was discounted based on a rate of approximately 6.6% which approximated our incremental borrowing rate for obligations of a similar nature. This rate was determined in August 2006. The carrying value of this debt approximates fair value.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2007 and 2006, accounts receivable included retention amounts of $5.0 million and $4.5 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $2.5 million of the retained amount at September 30, 2007, is expected to be collected subsequent to September 30, 2008.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. No profit is recognized on costs incurred until change order approval is obtained. The amounts recorded involve the use of judgments and estimates, thus actual recoverable amounts could differ from original assumptions. See Note K — Commitments and Contingencies for a discussion related to certain costs recorded in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Inventories

Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. We use estimates in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and improvements, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statement of Operations.

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

Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead requires a test for impairment to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives are amortized over their estimated useful lives. For additional information regarding our intangible assets, see Note J.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2007, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the projects. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenues associated with maintenance, repair and service contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, Revised and Updated. Expenses related to these types of services are recognized as incurred.

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

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $5.6 million, $4.2 million and $2.8 million in fiscal years 2007, 2006 and 2005, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Stock-Based Compensation

In the first quarter of Fiscal 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock-Based Compensation, which we previously used (see pro-forma disclosure of prior period included herein). The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in Fiscal 2006 was not material.

Under SFAS No. 123R, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we will apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

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

In accordance with SFAS No. 123R, we recognized approximately $0.9 million in selling, general and administrative expenses of non-cash compensation expense related to the modification at July 31, 2006. After the modification adjustment, there was approximately $1.6 million of unrecognized non-cash compensation expense related to non-vested stock options at September 30, 2006. Of the $1.6 million unrecognized compensation expense, $0.7 million was expensed in Fiscal 2007. Of the remaining $0.9 million unrecognized compensation expense at September 30, 2007, $0.8 million will be expensed over a weighted-average period of approximately 1.6 years and $0.1 million will be expensed over a weighted-average period of approximately 1.3 years. In addition, at September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock, of which $0.2 million was recognized in Fiscal 2007 and the remainder is expected to be recognized in the fiscal year ended September 20, 2008 (“Fiscal 2008”).

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the pro forma effect on net income and earnings per share as if we had applied the fair value recognition to stock-based compensation prior to the adoption of SFAS No. 123R (in thousands except per share amounts):

Year Ended
October 31,
2005

Net income as reported	$1,831
Less: Stock option compensation expense, net of taxes	(792)

Net income, pro forma	$1,039

Basic earnings per share:
As reported	$0.17

Pro forma	$0.10

Diluted earnings per share:
As reported	$0.17

Pro forma	$0.10

Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. At September 30, 2007, we had no derivative instruments in place.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on available-for-sale marketable securities, derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.

During 2005, we sold corporate bonds that were classified as available-for-sale securities. We recognized the gain on the sale of these securities in our Consolidated Statement of Operations, and the unrealized gain reflected in accumulated other comprehensive income was affected by this reclassification adjustment as follows (in thousands):

October 31,
2005

Unrealized holding gains arising during period	$2
Less: Reclassification adjustment for gains included in net income	(28)

Net unrealized gains on marketable securities	$(26)

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 is effective for our fiscal year beginning October 1, 2008. The Company does not expect the adoption of FIN 48 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, 106 and 132R. SFAS No. 158 requires an employer with a defined benefit pension plan to (1) recognize the funded status of the benefit plan in its statement of financial position; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 or FASB Statement No. 106; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position and (4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. On September 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note G of Notes to Consolidated Financial Statements for the impact of adopting these provisions. The measurement provisions are effective for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155. SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position or results of operations.

C.	Stock-Based Compensation

The Company has the following stock-based compensation plans:

The Company has a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually, on the date of the June Board of Directors meeting. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50 percent per year over a two-year period on each anniversary of the grant date. Unless sooner terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the plan was 114,000 as of September 30, 2007.

The 2000 Non-Employee Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. This plan will maintain its effectiveness until all options have been exercised or have expired. The total number of shares of our common stock available under this plan was 33,000 as of September 30, 2007. Stock options granted to the Directors under this plan were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and vested in full one year from the grant date.

In September 2006, our Board of Directors adopted, and in February 2007, the Company’s stockholders approved, the 2006 Equity Compensation Plan (the “2006 Plan”), which became retroactively effective to September 29, 2006. Under the 2006 Plan, any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. A total of 750,000 shares of our common stock are available for issuance under the 2006 Plan.

In October 2006, the Company granted approximately 107,000 restricted stock units (“RSU”s) with a fair value of $31.86 per unit to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 23, 2007, which was the date stockholders approved the 2006 Plan. The actual amount of RSUs earned will be based on the level of performance achieved by the Company relative to established goals for the three-year performance cycle beginning October 1, 2006 to September 30, 2009, and range from 0% to 150% of the target RSUs granted. The vesting period ranges from one to three years. The performance goal is based on cumulative earnings per share over the three-year performance cycle. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding. There were 643,000 shares available to be granted under the 2006 Plan as of September 30, 2007. For the year ended September 30, 2007, no compensation expense was recognized related to the RSUs as the required performance targets were not met.

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. At the April 15, 2005 Annual Meeting, stockholders approved an amendment to the 1992 Plan to increase the number of shares available for issuance under the plan from 2.1 million shares to 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There were 0.5 million shares available to be granted under this plan as of September 30, 2007. There were no restricted stock grants under the 1992 Plan during fiscal years 2007, 2006 and 2005.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity (number of shares) for the Company was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)

Outstanding at October 31, 2004	827,393	15.26
Granted	275,000	18.42
Exercised	(116,503)	13.28
Forfeited	(77,200)	16.50

Outstanding at October 31, 2005	908,690	16.37
Granted	—	—
Exercised	(66,400)	14.05
Forfeited	(109,520)	11.06

Outstanding at September 30, 2006	732,770	17.37
Granted	—	—
Exercised	(193,520)	17.13
Forfeited	(33,800)	17.63

Outstanding at September 30, 2007	505,450	17.44	2.91	$8,817

Exercisable at September 30, 2007	354,710	17.34	2.33	$6,150

The following table summarizes information about stock options outstanding as of September 30, 2007:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/07	Contractual Life	Price	09/30/07	Price

$13.06 - 15.10	157,900	2.7	$15.10	124,160	$15.10
16.30 - 18.44	325,550	3.1	18.14	208,550	17.97
23.48 - 27.10	22,000	1.4	23.95	22,000	23.95

Total Options	505,450	2.9	17.44	354,710	17.34

No options were granted during fiscal years ended September 30, 2007 and 2006. The weighted average fair value of options granted was $10.31 per option for the fiscal year ended October 31, 2005.

D.	Acquisitions

General Electric Company’s Medium Voltage Switchgear and Circuit Breakers (“Power/Vac®”)

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit located at its West Burlington, Iowa facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE has agreed to provide services related to transitioning the product line from West Burlington, Iowa to the Company’s facilities in Houston, Texas. The relocation of the product line includes all

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related product technology and design information, engineering, manufacturing and related activities, and is expected to be completed during the first half of 2008. GE will continue to manufacture products and supply them to Powell during the transition period. Following the transition period, the new product line will be manufactured in Houston, Texas.

This acquisition supports our strategy to expand our product offerings and enhance our customer base. This product line has typically been marketed to customers in the distribution, commercial, industrial and utilities sectors. The Power/Vac® product line will be marketed through the existing sales force of GE as well as our own sales team.

The $32.0 million purchase price consisted of an initial payment of $8.5 million paid at closing from existing cash and short-term marketable securities, with the remainder payable in four installments every ten months over the next 40 months of $5.5 million (which was paid in June 2007), $6.25 million, $6.25 million and $5.5 million, respectively. The deferred installments result in a discounted purchase price of approximately $28.8 million, based on an assumed discount rate of 6.6%. Approximately $1.2 million of expenses were incurred related to the acquisition, resulting in a total discounted purchase price of $30.0 million. We are also required to purchase the remaining inventory at the end of the transition period for the carrying value of such inventory in GE’s accounting records, and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

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

The amounts assigned to intangible assets were estimated by management based on various factors, including future discounted cash flows and comparisons to other industry data. These will be amortized over their estimated useful lives which approximate the related contractual terms of the applicable agreements.

Switchgear & Instrumentation Limited (“S&I”)

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of S&I. S&I’s primary manufacturing facility is located in the United Kingdom. This acquisition is part of our overall strategy to increase our international presence. S&I affords us the opportunity to serve our customers with products covering a wider range of electrical standards and opens new geographic markets previously closed due to a lack of product portfolio. The fit, culture and market position of Powell and S&I compare favorably as both have similar reputations in engineered-to-order solutions. S&I is a supplier of medium- and low-voltage switchgear, intelligent motor control systems and power distribution solutions to a wide range of process industries, with a focus on oil and gas, petrochemical and other process-related industries. Total consideration paid for S&I was approximately $18.0 million (excluding expenses of approximately $1.2 million). Approximately $10.3 million was funded from

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing cash and investments, with the balance provided from the UK Term Loan (as defined in Note H herein). The results of operations of S&I are included in the Company’s consolidated financial statements beginning July 4, 2005. The consolidated balance sheet of Powell includes an allocation of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value.

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

The amounts assigned to property, plant and equipment were based on management’s estimate of the property and plant, as well as the more significant pieces of machinery and equipment, using various factors including comparisons to similar assets and market valuations. The amounts assigned to intangible assets were estimated by management based on comparisons of replacement costs, industry data and the anticipated future benefits of the assets.

Pro Forma Results for Power/Vac® and S&I Acquisitions

The unaudited pro forma data presented below reflects the results of Powell, assuming the acquisitions of S&I and Power/Vac® were completed on November 1, 2004 (in thousands, except per share data):

	11 Months	Year
	Ended	Ended
	September 30,	October 31,
	2006	2005

Revenues	$444,381	$372,572
Net income	$10,309	$1,350
Net earnings per common share:
Basic	$0.95	$0.13
Diluted	$0.93	$0.12

The unaudited pro forma information includes operating results of S&I and the Power/Vac® product line prior to the acquisition dates adjusted, to include the pro forma impact of the following:

Power/Vac® 2006 and 2005

1) Impact of additional interest expense related to borrowings under the existing Powell credit agreement to fund the $32.0 million purchase price,

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2) Impact of the amortization expense related to intangible assets,

3) Impact of depreciation expense related to equipment,

4) Impact of additional sales commissions required to be paid under the agreement and

5) Allocation of an income tax provision.

S&I 2005

1) Impact of additional interest expense related to the portion of the purchase price financed with the UK Term Loan and lower interest income as a result of the sale of available-for-sale securities used to fund the remainder of the purchase price,

2) Elimination of the operating results of certain businesses of S&I which were not acquired,

3) Elimination of lease expense and recording of additional depreciation expense related to assets which were previously leased from S&I’s previous parent,

4) Impact of amortization expense related to intangible assets and

5) Adjustment to the income tax provision to reflect the statutory rate in the United Kingdom.

The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

Prior to the acquisition by Powell, S&I’s operating results were reported under accounting principles generally accepted in the United Kingdom (“UK GAAP”). Revenues and costs related to long-term contracts accounted for under UK GAAP were not recognized on a percentage-of-completion basis of accounting. UK GAAP allows companies to recognize revenue on long-term contracts when the contract is completed (completed-contract method). The unaudited pro forma results above were prepared based on the Company’s best estimate of percentage-of-completion for long-term contracts under SOP 81-1.

Louisiana Acquisition

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. This acquisition allows us to extend sales and service to the Eastern Gulf Coast Region. Based on fair value estimates, approximately $0.6 million of the purchase price was allocated to property, plant and equipment; $0.1 million to a non-compete agreement; $0.6 million to assembled workforce and the remaining $0.2 million to goodwill. As this acquisition is not material to the consolidated financial results or financial position of the Company, no additional disclosure is included in these Notes to Consolidated Financial Statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Numerator:
Net income	$9,913	$8,409	$1,831

Denominator:
Denominator for basic earnings per share-weighted average shares	11,045	10,876	10,779
Dilutive effect of stock options and restricted stock	188	213	149

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,233	11,089	10,928

Net earnings per share:
Basic	$0.90	$0.77	$0.17

Diluted	$0.88	$0.76	$0.17

For the years ended September 30, 2007 and 2006, and October 31, 2005, options to purchase -0-, 24,000 and 24,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

F.	Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,
	2007	2006

Balance at beginning of period	$1,044	$567
Adjustments to the allowance	1,192	468
Deductions for uncollectible accounts written off, net of recoveries	(527)	6
Increase due to foreign currency translation	30	3

Balance at end of period	$1,739	$1,044

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	September 30,
	2007	2006

Balance at beginning of period	$3,443	$1,836
Adjustments to the accrual	5,442	3,787
Deductions for warranty charges	(3,211)	(2,223)
Increase due to foreign currency translation	113	43

Balance at end of period	$5,787	$3,443

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2007	2006

Raw materials, parts and subassemblies	$31,914	$18,772
Work-in-progress	15,875	9,496

Total inventories	$47,789	$28,268

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2007	2006

Costs incurred on uncompleted contracts	$456,892	$300,247
Estimated earnings	104,136	64,964

	561,028	365,211
Less: Billings to date	517,510	338,896

	$43,518	$26,315

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$69,442	$43,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,924)	(16,752)

	$43,518	$26,315

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2007	2006	Asset Lives

Land	$7,997	$7,716	—
Buildings and improvements	49,100	43,383	3 - 39 Years
Machinery and equipment	49,588	36,996	3 - 15 Years
Furniture and fixtures	3,097	2,385	3 - 10 Years
Construction in process	2,337	9,672	—

	112,119	100,152
Less: Accumulated depreciation	(44,718)	(39,816)

Total property, plant and equipment, net	$67,401	$60,336

Included in property and equipment are assets under capital lease of approximately $246,000 at September 30, 2007 and 2006, with related accumulated depreciation of approximately $176,000 and $127,000, respectively. Depreciation expense, including the depreciation of capital leases, was approximately $7.7 million, $5.2 million and $4.6 million for fiscal years 2007, 2006 and 2005, respectively.

G.  Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of six percent of each employee’s salary. We recognized expenses of $1.7 million, $1.2 million and $1.3 million in fiscal years 2007, 2006 and 2005, respectively, under this plan primarily related to matching contributions.

Employee Stock Ownership Plan

We have an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At September 30, 2007 and 2006, there were 539,550 and 559,264 shares in the trust with 443,085 and 417,936 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million in 1992. This loan will be repaid by the ESOP over a 20-year period with equal payments of $424,000 per year, including interest at seven percent. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying Consolidated Balance Sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The amount in the deferred compensation account is amortized as compensation expense over 20 years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. Compensation expense for fiscal years 2007, 2006 and 2005 was approximately $361,000, $311,000 and $317,000, respectively, and interest income for fiscal years 2007, 2006 and 2005 was approximately $63,000, $78,000 and $107,000, respectively. The receivable from the ESOP is recorded as a reduction of stockholders’ equity and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of September 30, 2007 and 2006, the remaining ESOP receivable was $0.5 million and $0.9 million, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in Fiscal 2007. Total assets held by the trustee and deferred compensation liabilities were $1.3 million at September 30, 2007.

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least ten years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals and $1.7 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan To assist in funding the deferred compensation liability, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $3.4 million at September 30, 2007.

Retiree Medical Plan

We have a plan to extend to retirees health benefits which are available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service, age 55 or older but less than 65, who retire on or after January 1, 2000. The retiree is required to pay the COBRA rate less a subsidy provided by the Company based on years of service at the time of retirement.

For the year ended September 30, 2007, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of October 1, 2006, our measurement date.

Effective September 30, 2007, we adopted SFAS No. 158, which requires the recognition of actuarial gains or losses, prior service costs or credits and transition assets or obligations in pension obligations and accumulated other comprehensive income that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R).

The following table reflects the incremental effect of the adoption of SFAS No. 158 on individual line items of the Consolidated Balance Sheet as of September 30, 2007 (in thousands):

	Before Application	SFAS No. 158	After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Liabilities and stockholders’ equity
Deferred income tax liability	$(86)	$116	$30
Postretirement benefit obligation	1,270	(328)	942
Total liabilities	167,380	(212)	167,168

Accumulated other comprehensive income	2,345	212	2,557

Total liabilities and stockholders’ equity	$341,015	$—	$341,015

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income as of September 30, 2007, consist of the following on a pretax basis (in thousands):

Net actuarial gain	$(841)
Prior service cost	513

$(328)

Amounts in accumulated other comprehensive income as of September 30, 2007, expected to be recognized as components of net periodic postretirement benefit cost in 2008 are as follows (in thousands):

Net actuarial gain	$(71)
Prior service cost	106

$35

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2007	2006

Changes in postretirement benefit obligation:
Balance at beginning of year	$832	$812
Service cost	53	42
Interest cost	50	39
Actuarial loss (gain)	20	(30)
Benefits paid	(13)	(31)

Balance at end of year	$942	$832

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	13	31
Benefits paid	(13)	(31)

Fair value of assets at end of year	$—	$—

Reconciliation of funded status(1)
Funded status	$(942)	$(832)
Unrecognized prior service cost	514	619
Unrecognized net actuarial gain	(842)	(933)

Net liability recognized	$(1,270)	$(1,146)

(1)	Effective September 30, 2007, we adopted SFAS No. 158. The provisions of SFAS No. 158 do not permit retrospective application.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	6.24	5.74
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2010	2009

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2007, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of approximately $59,000 and $9,000 or a decrease of approximately $53,000 and $8,000, respectively.

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Components of net periodic postretirement benefit cost:
Service cost	$53	$42	$75
Interest cost	50	39	69
Prior service cost	106	97	106
Net gain recognized	(71)	(75)	(33)

Net periodic postretirement benefit cost	$138	$103	$217

	2007	2006

Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	5.74	5.50
Current year trend rate	8.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2009	2009

Future expected benefit payments as of September 30, 2007, related to postretirement benefits for the subsequent five years are as follows (in thousands):

Expected
Benefit
Year Ending September 30,	Payments

2008	$58
2009	76
2010	85
2011	102
2012	102
2013 through 2017	$539

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,
	2007	2006

US Revolver	$2,000	$3,000
UK Revolver	4,710	2,434
UK Term Loan	7,986	9,550
Deferred acquisition payable	15,075	20,273
Industrial development revenue bonds	6,000	6,400
Capital lease obligations	65	115
Other borrowings	—	624

Subtotal long-term debt and capital lease obligations	35,836	42,396
Less current portion	(8,464)	(8,510)

Total long-term debt and capital lease obligations	$27,372	$33,886

The annual maturities of long-term debt as of September 30, 2007, are as follows (in thousands):

	Long-Term
	Debt	Capital
Year Ending September 30,	Maturities	Leases	Total

2008	$8,421	$43	$8,464
2009	8,077	22	8,099
2010	14,473	—	14,473
2011	400	—	400
2012	400	—	400
Thereafter	4,000	—	4,000

Total long-term debt maturities	$35,771	$65	$35,836

US and UK Revolvers

On August 4, 2006, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity by $20.0 million to provide partial funding for the acquisition of the Power/Vac® product line and to provide working capital support for the Company. The Amended Credit Agreement expires on December 31, 2010. Expenses associated with the issuance of the Amended Credit Agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense over the term of the agreement.

The Amended Credit Agreement provides for a 1) $42.0 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $8.2 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $12.2 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restrictions on our ability to pay dividends. The Company did not meet its covenant requirement related to maximum capital expenditures at September 30, 2007. Subsequent to this date, the covenant was waived by the lender. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $15.9 million for our outstanding letters of credit at September 30, 2007. There was £2.3 million, or approximately $4.7 million, outstanding under the UK Revolver and $2.0 million outstanding under the US Revolver as of September 30, 2007. Amounts available under the US Revolver and the UK Revolver were approximately $24.1 million and $3.5 million, respectively, at September 30, 2007. The US Revolver and the UK Revolver expire on December 31, 2010.

UK Term Loan

The UK Term Loan provides for borrowings of £6.0 million, or approximately $12.2 million, for our financing requirements related to the acquisition of S&I. Approximately £5.0 million, or approximately $10.2 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $2.0 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $612,000, began March 31, 2006, with the final payment due on March 31, 2010. As of September 30, 2007, £3.9 million, or $8.0 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months from the acquisition date. The deferred installments result in a discounted note payable of approximately $15.1 million at September 30, 2007, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.6 million and is included in the current portion of long-term debt.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2007, the balance in the sinking fund was $424,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 3.97% per annum on September 30, 2007.

We were previously engaged in an audit with the Internal Revenue Service (“IRS”) related to our Bonds. The IRS has reviewed the information related to these Bonds and, in the second quarter of 2007, decided in our favor, without penalty.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

I.	Income Taxes

The net deferred income tax asset (liability) is comprised of the following (in thousands):

	September 30,
	2007	2006

Current deferred income taxes:
Gross assets	$6,093	$4,044
Gross liabilities	(4,195)	(2,774)

Net current deferred income tax asset	1,898	1,270

Noncurrent deferred income taxes:
Gross assets	2,819	3,026
Gross liabilities	(1,217)	(1,388)

Net noncurrent deferred income tax asset (liability)	1,602	1,638

Net deferred income tax asset	$3,500	$2,908

At September 30, 2007 and 2006, the noncurrent deferred income tax asset is included in other assets on the Consolidated Balance Sheets.

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	September 30,
	2007	2006

Allowance for doubtful accounts	$505	$234
Stock-based compensation	171	507
Reserve for accrued employee benefits	1,727	1,429
Warranty reserves	1,533	888
Uncompleted long-term contracts	(4,195)	(2,774)
Depreciation and amortization	322	113
Deferred compensation	829	623
Postretirement benefits liability	456	449
Accrued legal	101	165
Uniform capitalization and inventory	2,092	1,269
Software development costs	(474)	(472)
Other	433	477

Net deferred income tax asset	$3,500	$2,908

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax provision are as follows (in thousands):

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Current:
Federal	$3,904	$4,294	$308
State	641	583	35
Foreign	1,626	1,235	713
Deferred	(703)	(1,503)	(124)

Total income tax provision	$5,468	$4,609	$932

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations is as follows:

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Statutory rate	35%	35%	34%
Revised state tax exposure	—	—	1
State income taxes, net of federal benefit	3	3	3
Federal extraterritorial income exclusion	—	(1)	(12)
Non-taxable interest income	—	(1)	(7)
Other permanent tax items	(2)	—	15
Foreign rate differential	(1)	(1)	—
Other	—	—	(1)

Effective rate	35%	35%	33%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35% in Fiscal 2007 compared to 35% and 33% in Fiscal 2006 and 2005, respectively. During 2005, we recorded several tax adjustments related to the following items:

a) A $0.4 million benefit was recorded for Fiscal 2005 primarily for the benefit of revised extraterritorial income exclusion amounts. This benefit was derived by calculating the extraterritorial income exclusion amount on a transaction by transaction basis in 2005, as opposed to an aggregate basis as originally estimated; and

b) We increased our income tax provision by $0.3 million in 2005 related to certain adjustments from audits of our prior year federal tax returns.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

J.	Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill which is not being amortized; (2) patents, trademarks, tradenames, non-compete agreements, a supply agreement and purchased technologies which are amortized over their estimated useful lives and (3) contract costs related to backlog acquired in the S&I acquisition, which has been fully amortized as of September 30, 2006. We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. As a result, we discontinued the amortization of goodwill beginning November 1, 2002. The statement requires a test for impairment of goodwill to be performed annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives.

Upon adoption of SFAS No. 142, we estimated the fair value of our reporting units using a present value method that discounted estimated future cash flows. The cash flow estimates incorporated assumptions on future cash flow growth, terminal values and discount rates. Because the fair value of some reporting units was below their carrying value, application of SFAS No. 142 required us to complete the second step of the goodwill impairment test and compare the implied fair value of each reporting unit’s goodwill with the carrying value. All goodwill is in our Electrical Power Products business segment. No impairment was identified as a result of performing our annual impairment test for fiscal years 2007, 2006 or 2005.

A summary of goodwill, intangible and other assets follows (in thousands):

	September 30, 2007		September 30, 2006
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill not subject to amortization	$1,265	$181	$1,265	$181
Intangible assets subject to amortization:
Supply agreement — Power/Vac®	17,580	1,367	17,570	195
Non-compete agreements	4,170	975	4,170	142
Patents and Trademarks	830	744	830	665
Tradenames and unpatented technology	12,444	3,077	12,113	1,418
Deferred loan costs	809	465	809	269

	$37,098	$6,809	$36,757	$2,870

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total

2008	$3,859
2009	3,707
2010	3,677
2011	3,521
2012	2,717

K.	Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2014. At September 30, 2007, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Operating
Years Ending September 30,	Leases

2008	$2,133
2009	1,899
2010	1,626
2011	1,477
2012	1,259
Thereafter	1,460

Total lease commitments	$9,854

Lease expense for all operating leases was $2.4 million, $2.0 million and $1.8 million for fiscal years 2007, 2006 and 2005, respectively.

Letters of Credit and Bonds

Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $16.7 million as of September 30, 2007. We also had performance bonds totaling approximately $128.2 million that were outstanding at September 30, 2007.

In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides for 1) £10.0 million in bonds (approximately $20.4 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $5.1 million) and 3) the issuance of bonds and entering into forward exchange contracts and currency options. At September 30, 2007, we had outstanding a total of £4.4 million, or approximately $9.1, million under this Facility Agreement.

Litigation

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. However, other than the claim discussed below in Other Contingencies, we do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

Other Contingencies

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission has withheld liquidated damages and earned

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract payments from the joint venture. The Company has made claims against the Commission for various matters, including compensation for extra work and delay to the project.

Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, to which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has also issued its opinion as well. In accordance with court procedures, the court is currently reviewing other pending motions, and the final judgment has not been entered. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $1.7 million recorded in the consolidated balance sheet at September 30, 2007.

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

On August 7, 2006, we purchased certain assets related to the ANSI medium voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit located at its West Burlington, Iowa, facility. The operating results of the Power/Vac® product line acquired are included in our Electrical Power Products business segment from the acquisition date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included in our Electrical Power Products business segment from the acquisition date.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of S&I in the United Kingdom. The operating results of S&I are included in our Electrical Power Products business segment from the acquisition date.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below reflect certain information relating to our operations by business segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses and certain assets are allocated to the operating business segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents and marketable securities.

Detailed information regarding our business segments is shown below (in thousands):

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Revenues:
Electrical Power Products	$541,584	$347,928	$220,123
Process Control Systems	22,698	26,619	36,522

Total	$564,282	$374,547	$256,645

Gross profit:
Electrical Power Products	$89,044	$61,493	$32,735
Process Control Systems	6,547	7,565	10,499

Total	$95,591	$69,058	$43,234

Income (loss) before income taxes and minority interest:
Electrical Power Products	$14,781	$11,273	$(1,064)
Process Control Systems	621	1,742	3,890

Total	$15,402	$13,015	$2,826

	September 30,
	2007	2006

Identifiable tangible assets:
Electrical Power Products	$279,901	$238,125
Process Control Systems	7,365	8,813
Corporate	23,460	11,853

Total	$310,726	$258,791

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $28,861,000 and $32,263,000 of intangible and other assets as of September 30, 2007 and 2006, respectively, and corporate had approximately $344,000 and $540,000 of deferred loan costs, as of September 30, 2007 and 2006, respectively, which are not included in identifiable tangible assets above.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

Revenues are as follows (in thousands):

	Year	11 Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	October 31,
	2007	2006	2005

Europe (including former Soviet Union)	$28,118	$24,788	$6,346
Far East	27,600	32,722	18,729
Middle East and Africa	58,879	29,278	10,103
North, Central and South America (excluding U.S.)	76,964	24,676	29,762
United States	372,721	263,083	191,705

Total revenues	$564,282	$374,547	$256,645

The United States is the only country that accounted for more than 10 percent of consolidated revenues in fiscal years 2007, 2006 or 2005.

	September 30,
	2007	2006

Long-lived assets:
United States	$57,110	$50,994
United Kingdom	10,240	9,290
Other	51	52

Total	$67,401	$60,336

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M.	Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2007 and 2006 (in thousands, except per share data):

	2007 Quarters
	First	Second	Third	Fourth	2007

Revenues	$122,776	$141,912	$149,131	$150,463	$564,282
Gross profit	20,090	22,765	27,426	25,310	95,591
Net income	2,029	2,254	3,170	2,460	9,913
Basic earnings per share	0.19	0.20	0.29	0.22	0.90
Diluted earnings per share	0.18	0.20	0.28	0.22	0.88

	2006 Quarters
	First	Second	Third	Fourth (A)	2006 (A)

Revenues	$83,813	$98,431	$104,021	$88,282	$374,547
Gross profit	14,373	20,211	18,772	15,702	69,058
Net income	832	3,801	1,550	2,226	8,409
Basic earnings per share	0.08	0.35	0.14	0.20	0.77
Diluted earnings per share	0.08	0.34	0.14	0.20	0.76

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(A)	The fourth quarter of 2006 includes two months of data and 2006 fiscal year includes 11 months of data, as we changed our fiscal year end from October 31 to September 30 effective September 30, 2006.

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

During the first quarter of fiscal year 2005, $66,000 of additional shutdown costs and write downs of fixed assets were expensed and included in the Consolidated Statement of Operations.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2007, based on criteria in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2007, which appears in their report to the financial statements included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of Fiscal 2007, management continued the domestic ERP implementation which began in Fiscal 2006. This conversion has involved various changes to internal processes and control procedures over financial reporting. Additionally, we implemented changes to its control procedures and financial personnel during Fiscal 2007, as described below, to enhance our internal control over financial reporting. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the last quarter of the period covered by this report.

Remediation of Material Weakness Undertook

During Fiscal 2007, management made the following changes to remediate a previously identified material weakness and strengthen our internal control over financial reporting:

•	Appropriate reconciliation procedures for received goods payable and work-in-process inventory accounts have been implemented.

•	Management established a new position of controller for the Company’s domestic Electrical Power Products business segment to enhance the financial and operating review process and oversight of the divisions in this segment.

•	In January 2007, a new controller joined the division where the control deficiency occurred.

Management concluded that the implementation of the aforementioned changes to its control procedures and financial personnel have remediated the material weaknesses in our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2007, under the heading set forth above.

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including its executive officers and directors. A copy of the Company’s Code of Business Conduct and Ethics may be obtained at the Investor Relations section of the Company’s website, www.powellind.com, or by written request addressed to the Secretary, Powell Industries, Inc., 8550 Mosley Drive, Houston, Texas 77075. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on the Company’s website.

Item 11.	Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2007, under the heading set forth above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2007, under the heading set forth above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2007, under the heading set forth above.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2007, under the heading set forth above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.  Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2. Financial Statement Schedule.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number			Description of Exhibits

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Description of Exhibits

10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.20		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

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
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director

Date: December 7, 2007

EXHIBIT INDEX

Number			Exhibit Title

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Exhibit Title

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.19	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.20		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.