Form 10-Q
period 2007-12-31
POWELL INDUSTRIES INC
filed 2008-02-06
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
(713) 944-6900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes       ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     At February 4, 2008, there were 11,240,466 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,553	$5,257
Accounts receivable, less allowance for doubtful accounts of $1,668 and $1,739, respectively	131,915	107,717
Costs and estimated earnings in excess of billings on uncompleted contracts	54,526	69,442
Inventories, net	59,358	47,789
Income taxes receivable	729	548
Deferred income taxes	2,071	1,898
Prepaid expenses and other current assets	3,855	4,235

Total Current Assets	259,007	236,886
Property, plant and equipment, net	65,929	67,401
Goodwill	1,084	1,084
Intangible assets, net	27,897	28,861
Other assets	6,682	6,783

Total Assets	$360,599	$341,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,404	$8,464
Income taxes payable	2,906	1,669
Accounts payable	54,087	65,225
Accrued salaries, bonuses and commissions	14,872	19,010
Billings in excess of costs and estimated earnings on uncompleted contracts	38,777	25,924
Accrued product warranty	6,162	5,787
Other accrued expenses	9,393	9,533

Total Current Liabilities	134,601	135,612
Long-term debt and capital lease obligations, net of current maturities	41,608	27,372
Deferred compensation	3,187	3,155
Postretirement benefit obligation	967	942
Other liabilities	92	87

Total Liabilities	180,455	167,168

Commitments and Contingencies (Note F)
Minority Interest	417	298

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,227,366 and 11,143,866 shares issued, respectively; 11,227,366 and 11,143,866 shares outstanding, respectively	112	111
Additional paid-in capital	20,014	16,854
Retained earnings	157,983	154,572
Accumulated other comprehensive income	2,071	2,557
Deferred compensation	(453)	(545)

Total Stockholders’ Equity	179,727	173,549

Total Liabilities and Stockholders’ Equity	$360,599	$341,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenues	$147,121	$122,776
Cost of goods sold	120,426	102,686

Gross profit	26,695	20,090
Selling, general and administrative expenses	20,111	16,274

Income before interest, income taxes and minority interest	6,584	3,816
Interest expense	865	688
Interest income	(115)	(180)

Income before income taxes and minority interest	5,834	3,308
Income tax provision	2,129	1,220
Minority interest	119	59

Net income	$3,586	$2,029

Net earnings per common share:
Basic	$0.32	$0.19

Diluted	$0.32	$0.18

Weighted average shares:
Basic	11,155	10,942

Diluted	11,372	11,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2007	December 31, 2006
Operating Activities:
Net income	$3,586	$2,029
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,963	1,551
Amortization	934	947
Amortization of unearned restricted stock	85	68
Stock-based compensation	808	206
Minority interest	119	59
Gain (loss) on disposition of assets	9	(10)
Bad debt expense	70	58
Deferred income taxes	(197)	(674)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,556)	(2,984)
Costs and estimated earnings in excess of billings on uncompleted contracts	14,714	(9,054)
Inventories	(11,705)	(7,175)
Prepaid expenses and other current assets	191	(4,460)
Other assets	(46)	(42)
Accounts payable and income taxes payable	(9,808)	(3,590)
Accrued liabilities	(3,784)	(3,250)
Billings in excess of costs and estimated earnings on uncompleted contracts	12,856	20,645
Deferred compensation	124	90
Other liabilities	30	1

Net cash used in operating activities	(14,607)	(5,585)

Investing Activities:
Proceeds from sale of fixed assets	—	155
Purchases of property, plant and equipment	(746)	(5,430)

Net cash used in investing activities	(746)	(5,275)

Financing Activities:
Borrowings on US revolving line of credit	31,452	8,892
Payments on US revolving line of credit	(15,952)	(5,892)
Borrowings on UK revolving line of credit	—	1,959
Payments on UK revolving line of credit	—	(588)
Payments on UK term loan	(614)	—
Payments on industrial development revenue bonds	(400)	(400)
Proceeds from exercise of stock options	1,510	925
Tax benefit from exercise of stock options	719	264
Payments on short-term and other financing	(13)	(173)

Net cash provided by financing activities	16,702	4,987

Net increase (decrease) in cash and cash equivalents	1,349	(5,873)
Effect of exchange rate changes on cash and cash equivalents	(53)	333
Cash and cash equivalents at beginning of period	5,257	10,495

Cash and cash equivalents at end of period	$6,553	$4,955

The accompanying notes are an integral part of these condensed consolidated financial statements

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
 Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Powell and its wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we hold a majority ownership, have also been consolidated. As a result of this consolidation, we record minority interest on our balance sheet for our joint venture partner’s share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Powell believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2007, which was filed with the SEC on December 7, 2007.
 Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals, income taxes and postretirement benefit obligations.

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
 Stock-Based Compensation
Under Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”), we use the Black-Scholes option pricing model to estimate the fair value of our stock options. We apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the option’s vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.
 Accumulated Other Comprehensive Income
Accumulated other comprehensive income, which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on currency translation adjustments in foreign consolidated subsidiaries.
 Income Taxes
The Company uses an estimated annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual discrete items are recognized in the quarter in which they occur.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on October 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
Upon adoption of FIN 48, the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which are recorded as components of income tax expense, in the amount of $0.4 million as of October 1, 2007. Subsequent to adoption, no significant changes were made to the Company’s tax reserve balances during the first quarter of fiscal 2008.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three months ended December 31, 2007 was not material.
There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2008. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 35% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

The Company is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions, primarily the United Kingdom. We remain open to examination by the Internal Revenue Service (“IRS”) for tax years 2003 through 2007, as these statutes of limitations have not yet expired. Powell does not consider any state in which it does business to be a major tax jurisdiction under FIN 48. The Company remains open to examination in the United Kingdom since the acquisition of Switchgear & Instrumentation Limited in 2005.
 New Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.
B. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2007	2006
Numerator:
Net income	$3,586	$2,029

Denominator:
Denominator for basic earnings per share-weighted average shares	11,155	10,942
Dilutive effect of stock options and restricted stock	217	179

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,372	11,121

Net earnings per share:
Basic	$0.32	$0.19

Diluted	$0.32	$0.18

There were no options excluded from the computation of diluted earnings per share for the three months ended December 31, 2007. For the three months ended December 31, 2006, options to purchase 2,000 shares were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
 Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$1,739	$1,044
Adjustments to the allowance	70	59
Deductions for uncollectible accounts written off, net of recoveries	(134)	—
Increase due to foreign currency translation	(7)	16

Balance at end of period	$1,668	$1,119

 Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$5,787	$3,443
Adjustments to the accrual	1,125	984
Deductions for warranty charges	(712)	(642)
Increase due to foreign currency translation	(38)	51

Balance at end of period	$6,162	$3,836

 Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2007	2007
Raw materials, parts and subassemblies	$41,998	$31,914
Work-in-progress	17,360	15,875

Total inventories	$59,358	$47,789

 Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2007	2007
Costs incurred on uncompleted contracts	$487,082	$456,892
Estimated earnings	112,476	104,136

	599,558	561,028
Less: Billings to date	583,809	517,510

	$15,749	$43,518

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$54,526	$69,442
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,777)	(25,924)

	$15,749	$43,518

D. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Net income	$3,586	$2,029
Unrealized (loss) gain on foreign currency translation	(486)	716

Comprehensive income	$3,100	$2,745

E. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2007	2007
US Revolver	$17,500	$2,000
UK Revolver	4,594	4,710
UK Term Loan	7,191	7,986
Deferred acquisition payable	15,075	15,075
Industrial development revenue bonds	5,600	6,000
Capital lease obligations	52	65

Subtotal long-term debt and capital lease obligations	50,012	35,836
Less current portion	(8,404)	(8,464)

Total long-term debt and capital lease obligations	$41,608	$27,372

 US and UK Revolvers
On December 14, 2007, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity by $16.5 million to provide additional working capital support for the Company. The Amended Credit Agreement extended the expiration date to December 31, 2011.
The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $8.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $12.0 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restrictions on our ability to pay dividends. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon LIBOR plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.
The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by $15.8 million for our outstanding letters of credit at December 31, 2007. There was £2.3 million, or approximately $4.6 million, outstanding under the UK Revolver and $17.5 million outstanding under the US Revolver as of December 31, 2007. Amounts available under the US Revolver and the UK Revolver were approximately $25.2 million and $3.4 million, respectively, at December 31, 2007. The US Revolver and the UK Revolver expire on December 31, 2011.
 UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $12.0 million, for financing the acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $10.0 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $2.0 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $599,000, began March 31, 2006, with the final payment due on

March 31, 2010. As of December 31, 2007, £3.6 million, or $7.2 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
 Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months from the acquisition date. The deferred installments result in a discounted note payable of approximately $15.1 million at December 31, 2007, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.6 million and is included in the current portion of long-term debt.
 Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2007, the balance in the sinking fund was approximately $127,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 3.58% per annum on December 31, 2007.
F. COMMITMENTS AND CONTINGENCIES
 Letters of Credit and Bonds
Certain customers require us to post a bank letter of credit guarantee or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $28.5 million as of December 31, 2007. We also had performance bonds totaling approximately $132.6 million that were outstanding at December 31, 2007.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $20.0 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $5.0 million) and 3) the issuance of bonds and entering into forward exchange contracts and currency options. At December 31, 2007, we had outstanding a total of £5.9 million, or approximately $11.8, million under this Facility Agreement.
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. In accordance with court procedures, the court is currently reviewing other pending motions, and the final judgment has not been entered. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $1.9 million recorded in the consolidated balance sheet at December 31, 2007.
G. STOCK-BASED COMPENSATION
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a full description of the Company’s existing stock-based compensation plans.
     Restricted Stock Units
In October 2006, the Company granted approximately 107,000 restricted stock units (“RSU”s) with a fair value of $31.86 per RSU to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market on February 23, 2007, which was the date stockholders approved our 2006 Equity Compensation Plan. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the remaining two and three year performance cycles which began October 1, 2006, and range from 0% to 150% of the target RSUs granted. The remaining vesting period ranges from two to three years. The performance goal is based on cumulative earnings per share over the two and three year performance cycles. The RSUs do not have voting rights of common stock and the shares of common stock underlying the RSUs are not considered issued and outstanding. Approximately 21,000 of the RSUs granted in October 2006 expired as performance targets were not met.
As of December 31, 2007, the Company recorded compensation expense of approximately $0.7 million related to the RSUs.
     Stock Options
Stock option activity for the three months ended December 31, 2007 is as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2007	505,450	$17.44
Granted	—	—
Exercised	(92,700)	18.70
Forfeited	—	—

Outstanding at December 31, 2007	412,750	$17.16	3.08	$7,084

Exercisable at December 31, 2007	262,010	$16.86	2.53	$4,417

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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Revenues:
Electrical Power Products	$141,089	$117,343
Process Control Systems	6,032	5,433

Total	$147,121	$122,776

Gross profit:
Electrical Power Products	$24,844	$18,726
Process Control Systems	1,851	1,364

Total	$26,695	$20,090

Income before income taxes and minority interest:
Electrical Power Products	$5,614	$3,225
Process Control Systems	220	83

Total	$5,834	$3,308

	December 31, 2007	September 30, 2007
Identifiable tangible assets:
Electrical Power Products	$300,444	$279,901
Process Control Systems	9,720	7,365
Corporate	20,883	23,460

Total	$331,047	$310,726

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $27,897,000 and $28,861,000 of intangible and other assets as of December 31, 2007 and September 30, 2007, respectively, and corporate had approximately $311,000 and $344,000 of deferred loan costs, as of December 31, 2007 and September 30, 2007, respectively, which are not included in identifiable tangible assets above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2007, which was filed with the Securities and Exchange Commission on December 7, 2007 and is available on the SEC’s website at www.sec.gov. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ include risks set forth in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K.
Overview
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note H of Notes to Condensed Consolidated Financial Statements.
On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line as “Power/Vac®.” We are currently relocating the Power/Vac® product line from GE’s facility in West Burlington, Iowa, to our facilities in Houston, Texas. The relocation of the product line and related activities is expected to be completed in the first half of fiscal year 2008. GE will continue to manufacture products and supply them to Powell during the transition period.
Overall, we continue to experience strong market demand for our products and services. Pricing in our markets has improved in conjunction with the overall increase in business activity. We believe this increase was a result of the petrochemical and utility markets entering into a new investment cycle. Customer inquiries, or requests for proposals, steadily strengthened throughout fiscal year 2007. This increase in customer inquiries led to increased orders in fiscal year 2007 and, accordingly, a very strong backlog of orders continuing into fiscal year 2008.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $24.3 million to $147.1 million in the first quarter of fiscal 2008 compared to $122.8 million in the first quarter of fiscal 2007. Revenues increased as the Company has responded to strong market demand by increasing our capacity and through put. For the first quarter of fiscal 2008, domestic revenues increased by 32.9% to $105.5 million compared to the first quarter of 2007. Total international revenues were $41.6 million in the first quarter of 2008 compared to $43.4 million in the first quarter of 2007. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the first quarter of fiscal 2008 increased by approximately $6.6 million to $26.7 million as a result of improved pricing and productivity. Gross profits as a percentage of revenues increased to 18.1% in the first quarter of fiscal 2008, compared to 16.4% in the first quarter of fiscal 2007.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $141.1 million in the first quarter of fiscal 2008, compared to $117.3 million for the first quarter of fiscal 2007. In the first quarter of 2008, revenues from public and private utilities were approximately $43.7 million, compared to $38.3 million in the first quarter of fiscal 2007. Revenues from commercial and industrial customers totaled $86.2 million in the first quarter of 2008, an increase of $13.7 million compared to the first quarter of fiscal 2007. Municipal and transit projects generated revenues of $11.2 million in the first quarter of fiscal 2008 compared to $6.5 million in the first quarter of fiscal 2007.

Business segment gross profit, as a percentage of revenues, was 17.6% in the first quarter of fiscal 2008, compared to 16.0% in the first quarter of fiscal 2007. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 20.9% in the first quarter of fiscal 2008.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $6.0 million in the first quarter of fiscal 2008, an increase from $5.4 million in the first quarter of fiscal 2007. Business segment gross profit, as a percentage of revenues, increased to 30.7% in the first quarter of fiscal 2008 compared to 25.1% in the first quarter of fiscal 2007. This increase resulted from a favorable mix of jobs with increased value-added services.
For additional information related to our business segments, see Note H of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 13.7% of revenues in the first quarter of fiscal 2008 compared to 13.3% of revenues in the first quarter of fiscal 2007. Selling, general and administrative expenses were $20.1 million for the first quarter of fiscal 2008 compared to $16.3 million for the first quarter of fiscal 2007. Selling, general and administrative expenses increased primarily due to increased costs related to the integration of the Power/Vac® product line and related operations and increased payroll costs, which are consistent with the increase in volume.
Interest Expense and Income
Interest expense was $0.9 million in the first quarter of 2008, an increase of approximately $0.2 million compared to the first quarter of fiscal 2007. The increase in interest expense is primarily due to interest expense related to increased borrowings necessary to support our increased volume and the acquisition of the Power/Vac® product line.
Interest income was $0.1 million in the first quarter of fiscal 2008 compared to $0.2 million in the first quarter of fiscal 2007. This decrease resulted as cash was used to fund working capital in the first quarter of fiscal 2008.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 36.5% in the first quarter of fiscal 2008 compared to 36.9% in the first quarter of fiscal 2007. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.
In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the first quarter of fiscal 2008, we recorded net income of $3.6 million, or $0.32 per diluted share, compared to $2.0 million, or $0.18 per diluted share, in the first quarter of fiscal 2007. We had higher revenues and improved gross profits in all of our business segments, partially offset by an increase in selling, general and administrative expenses associated with higher levels of business activity and increased administrative costs related to the integration of the Power/Vac® product line.
Backlog
The order backlog at December 31, 2007, was $501.7 million, compared to $464.5 million at September 30, 2007 and $384.5 million at the end of the first quarter of fiscal 2007. New orders placed during the first quarter of fiscal 2008 totaled $185.1 million compared to $147.5 million in the first quarter of fiscal 2007.

Liquidity and Capital Resources
We have maintained a positive liquidity position. Working capital was $124.4 million at December 31, 2007, compared to $101.3 million at September 30, 2007. As of December 31, 2007, current assets exceeded current liabilities by 1.9 times and our debt to total capitalization ratio was 21.8%.
At December 31, 2007, we had cash, cash equivalents and marketable securities of $6.6 million, compared to $5.3 million at September 30, 2007. Long-term debt and capital lease obligations, including current maturities, totaled $50.0 million at December 31, 2007, compared to $35.8 million at September 30, 2007. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $8.0 million) revolving credit facility in the United Kingdom, both of which expire in December 2011. As of December 31, 2007, there was approximately $37.9 million borrowed under these lines of credit, which is included in our long-term debt. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $25.2 million and $3.4 million, respectively, at December 31, 2007. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Operating Activities
During the first quarter of fiscal 2008 and 2007, cash used in operating activities was approximately $14.6 million and $5.6 million, respectively. Cash flow from operations is primarily influenced by demand for our products and services and is negatively impacted as our progress payment terms with our customers extend beyond the payment terms with our suppliers. The payment of annual incentive compensation in the first quarter of fiscal 2008, along with our recent increase in volume and inventories needed for our existing backlog have resulted in negative cash flow from operations in the first quarter of fiscal 2008. We anticipate that cash flow will be generated from operations as our receivables are collected.
Investing Activities
Investments in property, plant and equipment during the first quarter of fiscal 2008 totaled approximately $0.7 million compared to $5.4 million during the first quarter of fiscal 2007. The majority of our capital expenditures in the first quarter of fiscal 2007 were used to continue the implementation of our new Enterprise Resource Planning System (“ERP”), and the expansion of two of our operating facilities. These operating facility expansions were completed in fiscal 2007.
Financing Activities
Net cash provided by financing activities was approximately $16.7 million for the first quarter of fiscal 2008, compared to $5.0 million in the first quarter of fiscal 2007. Borrowings on the line of credit were used to fund operations and capital expenditures.
New Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
There have been no material changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, except as follows:
Income Taxes — We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that can materially affect amounts recognized in the consolidated balance sheets and statements of operations.
Outlook for Fiscal 2008
Our backlog of orders is approximately $501.7 million, the highest in the history of the Company. Customer inquiries, or requests for proposals, have steadily strengthened over the past three fiscal years. We anticipate that strong business activities in our principal markets will continue throughout 2008.
Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our acquisitions in 2005 and 2006 have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. These acquisitions provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE, which obligates GE to purchase from us their requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line has negatively impacted our earnings to date, and we expect this to continue through the first half of 2008 as we continue the integration efforts. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.
We anticipate that we will continue to reinvest our cash generated from operations to support our increased business activity and the acquired Power/Vac® product line. Working capital needs are anticipated to increase with growing levels of business activity. We believe that cash available and borrowing capacity should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At December 31, 2007, $33.3 million was outstanding, bearing interest at approximately 6.5% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $333,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pounds Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. While we do not currently have any derivative contracts to hedge our exposure to foreign currency exchange risk, we have in the past and may in the future enter into such contracts.
We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity risk. We continue to experience price increases with some of our key raw materials. Competitive market pressures may limit our ability to pass these cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
During the first quarter of fiscal 2008, management continued the domestic ERP implementation which began in fiscal 2006. This conversion has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the domestic ERP implementation.
Design and Operation of Control Systems
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or personnel, or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. In accordance with court procedures, the court is currently reviewing other pending motions, and the final judgment has not been entered. The jury’s verdict is also subject to appeal. However, based upon the jury’s verdict and the court’s opinion, we anticipate that we will be able to recover the approximately $1.9 million recorded in the condensed consolidated balance sheet at December 31, 2007.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1	—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto.

10.2	—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

February 6, 2008	By:	/s/ Thomas W. Powell

Date		Thomas W. Powell
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 6, 2008	By:	/s/ Don R. Madison

Date		Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1	—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto.

10.2	—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith