Form 10-Q
period 2008-03-31
POWELL INDUSTRIES INC
filed 2008-05-08
CIK 80420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     At May 5, 2008, there were 11,305,487 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,786	$5,257
Accounts receivable, less allowance for doubtful accounts of $1,035 and $1,739, respectively	118,424	107,717
Costs and estimated earnings in excess of billings on uncompleted contracts	78,317	69,442
Inventories, net	62,898	47,789
Income taxes receivable	3,180	548
Deferred income taxes	457	1,898
Prepaid expenses and other current assets	3,856	4,235

Total Current Assets	274,918	236,886
Property, plant and equipment, net	64,607	67,401
Goodwill	1,084	1,084
Intangible assets, net	26,997	28,861
Other assets	5,704	6,783

Total Assets	$373,310	$341,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$13,617	$8,464
Income taxes payable	902	1,669
Accounts payable	57,586	65,225
Accrued salaries, bonuses and commissions	17,639	19,010
Billings in excess of costs and estimated earnings on uncompleted contracts	41,734	25,924
Accrued product warranty	6,866	5,787
Other accrued expenses	10,346	9,533

Total Current Liabilities	148,690	135,612
Long-term debt and capital lease obligations, net of current maturities	32,299	27,372
Deferred compensation	3,140	3,155
Postretirement benefit obligation	992	942
Other liabilities	100	87

Total Liabilities	185,221	167,168

Commitments and Contingencies (Note F)
Minority Interest	198	298

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,267,716 and 11,143,866 shares issued, respectively; 11,267,716 and 11,143,866 shares outstanding, respectively	113	111
Additional paid-in capital	22,055	16,854
Retained earnings	164,013	154,572
Accumulated other comprehensive income	2,071	2,557
Deferred compensation	(361)	(545)

Total Stockholders’ Equity	187,891	173,549

Total Liabilities and Stockholders’ Equity	$373,310	$341,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues	$160,333	$141,912	$307,454	$264,688
Cost of goods sold	129,641	119,147	250,067	221,833

Gross profit	30,692	22,765	57,387	42,855
Selling, general and administrative expenses	20,961	18,452	41,072	34,726

Income before interest, income taxes and minority interest	9,731	4,313	16,315	8,129
Interest expense	771	919	1,636	1,607
Interest income	(86)	(120)	(201)	(300)

Income before income taxes and minority interest	9,046	3,514	14,880	6,822
Income tax provision	3,236	1,210	5,365	2,430
Minority interest	(219)	50	(100)	109

Net income	$6,029	$2,254	$9,615	$4,283

Net earnings per common share:
Basic	$0.54	$0.20	$0.86	$0.39

Diluted	$0.53	$0.20	$0.84	$0.39

Weighted average shares:
Basic	11,232	11,033	11,194	10,987

Diluted	11,416	11,123	11,398	11,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net income	$9,615	$4,283
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,057	3,254
Amortization	1,895	1,936
Stock-based compensation	1,860	508
Minority interest	(100)	109
Loss on disposition of assets	11	300
Bad debt expense	436	84
Deferred income taxes	2,362	456
Changes in operating assets and liabilities:
Accounts receivable, net	(11,342)	(3,663)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,084)	(11,816)
Inventories	(15,251)	(12,439)
Prepaid expenses and other current assets	(2,263)	(6,036)
Other assets	(76)	(122)
Accounts payable and income taxes payable	(8,344)	11,363
Accrued liabilities	645	(969)
Billings in excess of costs and estimated earnings on uncompleted contracts	15,736	12,137
Deferred compensation	169	180
Other liabilities	63	(5)

Net cash used in operating activities	(9,611)	(440)

Investing Activities:
Proceeds from sale of fixed assets	—	155
Purchases of property, plant and equipment	(1,530)	(9,678)

Net cash used in investing activities	(1,530)	(9,523)

Financing Activities:
Borrowings on US revolving line of credit	80,503	28,480
Payments on US revolving line of credit	(66,879)	(28,980)
Borrowings on UK revolving line of credit	—	1,959
Payments on UK revolving line of credit	(1,596)	—
Payments on UK term loan	(1,212)	(1,177)
Payments on industrial development revenue bonds	(400)	(400)
Proceeds from exercise of stock options	2,288	2,096
Tax benefit from exercise of stock options	1,016	575
Payments on short-term and other financing	(26)	(333)

Net cash provided by financing activities	13,694	2,220

Net increase (decrease) in cash and cash equivalents	2,553	(7,743)
Effect of exchange rate changes on cash and cash equivalents	(24)	310
Cash and cash equivalents at beginning of period	5,257	10,495

Cash and cash equivalents at end of period	$7,786	$3,062

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

     Foreign Currency Translation
The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation (“SFAS No. 52”). All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
     Stock-Based Compensation
Under SFAS No. 123 (revised 2004), Shared-Based Payment (“SFAS No. 123R”), we use the Black-Scholes option pricing model to estimate the fair value of our stock options. We apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.
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
Upon adoption of FIN 48, the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which are recorded as components of income tax expense, in the amount of $0.4 million as of October 1, 2007. Subsequent to adoption, no significant changes were made to the Company’s tax reserve balances during the first six months of fiscal 2008.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and six months ended March 31, 2008 was not material.
There was no material change in the net amount of unrecognized tax benefits in the three and six months ended March 31, 2008. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 35% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

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
     New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.
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
B. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income	$6,029	$2,254	$9,615	$4,283

Denominator:
Denominator for basic earnings per share-weighted average shares	11,232	11,033	11,194	10,987
Dilutive effect of stock options and restricted stock	184	90	204	103

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,416	11,123	11,398	11,090

Net earnings per share:
Basic	$0.54	$0.20	$0.86	$0.39

Diluted	$0.53	$0.20	$0.84	$0.39

There were no options excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2008 and 2007, respectively, as the average market prices of our common stock were greater than the options’ exercise prices.
C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$1,668	$1,119	$1,739	$1,044
Adjustments to the allowance	366	(143)	436	(84)
Deductions for uncollectible accounts written off, net of recoveries	(999)	(94)	(1,133)	(94)
Increase due to foreign currency translation	—	—	(7)	16

Balance at end of period	$1,035	$882	$1,035	$882

     Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$6,162	$3,836	$5,787	$3,443
Adjustments to the accrual	1,301	1,220	2,426	2,204
Deductions for warranty charges	(595)	(394)	(1,307)	(1,036)
Increase due to foreign currency translation	(2)	2	(40)	53

Balance at end of period	$6,866	$4,664	$6,866	$4,664

     Inventories
The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2008	2007
Raw materials, parts and subassemblies	$49,772	$31,914
Work-in-progress	13,126	15,875

Total inventories	$62,898	$47,789

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2008	2007
Costs incurred on uncompleted contracts	$524,315	$456,892
Estimated earnings	133,608	104,136

	657,923	561,028
Less: Billings to date	621,340	517,510

	$36,583	$43,518

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$78,317	$69,442
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,734)	(25,924)

	$36,583	$43,518

D. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$6,029	$2,254	$9,615	$4,283
Unrealized (loss) gain on foreign currency translation, net of tax	—	(24)	(486)	692

Comprehensive income	$6,029	$2,230	$9,129	$4,975

E. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2008	2007
US Revolver	$15,624	$2,000
UK Revolver	2,993	4,710
UK Term Loan	6,584	7,986
Deferred acquisition payable	15,075	15,075
Industrial development revenue bonds	5,600	6,000
Capital lease obligations	40	65

Subtotal long-term debt and capital lease obligations	45,916	35,836
Less current portion	(13,617)	(8,464)

Total long-term debt and capital lease obligations	$32,299	$27,372

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
The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $8.0 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $12.0 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants with respect to minimum earnings (as defined), maximum capital expenditures, minimum tangible net worth and restrictions on our ability to pay dividends. Obligations are secured by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement is a floating rate based upon the London interbank offered rate (“LIBOR”) plus a margin which can range from 0% to 1%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.
The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by $15.2 million for our outstanding letters of credit at March 31, 2008. There was £1.5 million, or approximately $3.0 million, outstanding under the UK Revolver and $15.6 million outstanding under the US Revolver as of March 31, 2008. Amounts available under the US Revolver and the UK Revolver were approximately $27.6 million and $5.0 million, respectively, at March 31, 2008. The US Revolver and the UK Revolver expire on December 31, 2011.
     UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $12.0 million, for financing the July 2005 acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $10.0 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $2.0 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $599,000, began March 31, 2006, with the final payment due on March 31, 2010. As of March 31, 2008, £3.3 million, or $6.6 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company (“GE”) at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months from the acquisition date. The deferred installments result in a discounted note payable of approximately $15.1 million at March 31, 2008, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $10.8 million and is included in the current portion of long-term debt.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2008, the balance in the sinking fund was approximately $228,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 2.25% per annum on March 31, 2008.
F. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $28.7 million as of March 31, 2008. We also had performance bonds totaling approximately $126.7 million that were outstanding at March 31, 2008.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $20.0 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $5.0 million) and 3) the issuance of bonds and entering into forward exchange contracts and currency options. At March 31, 2008, we had outstanding a total of £5.9 million, or approximately $11.8 million, of bonds under this Facility Agreement.
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest and post-judgment interest. The judgment is subject to appeal. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the approximately $1.9 million recorded in the consolidated balance sheet at March 31, 2008.

G. STOCK-BASED COMPENSATION
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a full description of the Company’s existing stock-based compensation plans.
     Restricted Stock Units
In October 2006, the Company granted approximately 107,000 restricted stock units (“RSU”s) with a fair value of $31.86 per RSU to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq Global Market (“Nasdaq”) on February 23, 2007, which was the date stockholders approved our 2006 Equity Compensation Plan. The actual amount of RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the remaining two and three year performance cycles which began October 1, 2006, and range from 0% to 150% of the target RSUs granted. The remaining vesting period ranges from two to three years. The RSUs do not have voting rights of common stock and the shares of common stock underlying the RSUs are not considered issued and outstanding. Approximately 21,000 of the RSUs granted in October 2006 expired as performance targets were not met.
In October 2007, the Company granted approximately 34,300 RSUs with a fair value of $37.89 per RSU to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the Nasdaq on September 28, 2007. The actual amount of RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the three year performance cycle which began October 1, 2007, and ranges from 0% to 150% of the target RSUs granted. The vesting period is three years. The RSUs do not have voting rights of common stock and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
The Company recorded compensation expense of approximately $1.4 million related to the RSUs for the six months ended March 31, 2008.
     Stock Options
Stock option activity for the six months ended March 31, 2008 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2007	505,450	$17.44
Granted	—	—
Exercised	(123,050)	18.48
Forfeited / Cancelled	(2,800)	17.85

Outstanding at March 31, 2008	379,600	$17.12	3.05	$6,499

Exercisable at March 31, 2008	228,860	$16.72	2.58	$3,827

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Electrical Power Products	$154,094	$136,034	$295,183	$253,377
Process Control Systems	6,239	5,878	12,271	11,311

Total	$160,333	$141,912	$307,454	$264,688

Gross profit:
Electrical Power Products	$28,458	$20,933	$53,302	$39,659
Process Control Systems	2,234	1,832	4,085	3,196

Total	$30,692	$22,765	$57,387	$42,855

Income before income taxes and minority interest:
Electrical Power Products	$8,425	$3,113	$14,039	$6,338
Process Control Systems	621	401	841	484

Total	$9,046	$3,514	$14,880	$6,822

	March 31, 2008	September 30, 2007
Identifiable tangible assets:
Electrical Power Products	$315,235	$279,901
Process Control Systems	9,347	7,365
Corporate	20,400	23,460

Total	$344,982	$310,726

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $26,997,000 and $28,861,000 of intangible and other assets as of March 31, 2008 and September 30, 2007, respectively, and corporate had approximately $246,000 and $344,000 of deferred loan costs, as of March 31, 2008 and September 30, 2007, respectively, which are not included in identifiable tangible assets above.
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
On August 7, 2006, we purchased certain assets related to the American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit located at its West Burlington, Iowa facility. We refer to the acquired product line as “Power/Vac®.” The relocation of the product line from Iowa to Houston, Texas and related activities was substantially completed in February 2008.
Overall, we continue to experience strong market demand for our products and services. Pricing in our markets has improved in conjunction with the overall increase in business activity. We believe this increase was a result of the petrochemical and utility markets entering into a new investment cycle. Customer inquiries, or requests for proposals, steadily strengthened throughout fiscal year 2007 and have remained strong into the first six months of fiscal 2008. This increase in customer inquiries has led to increased orders and, accordingly, a very strong backlog of orders.

Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $18.4 million to $160.3 million in the second quarter of fiscal 2008 compared to $141.9 million in the second quarter of fiscal 2007. Revenues increased as the Company has responded to strong market demand by increasing our capacity and throughput. For the second quarter of fiscal 2008, domestic revenues increased by 18.7% to $114.4 million compared to the second quarter of 2007. Total international revenues were $45.9 million in the second quarter of 2008 compared to $45.5 million in the second quarter of 2007. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, increased by approximately $7.9 million to $30.7 million as a result of improved pricing and productivity. Gross profit as a percentage of revenues increased to 19.1% in the second quarter of fiscal 2008, compared to 16.0% in the second quarter of fiscal 2007. This increase in gross profit as a percentage of revenues resulted from an increased production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
For the six months ended March 31, 2008, consolidated revenues increased $42.8 million to $307.5 million compared to $264.7 million for the six months ended March 31, 2007. Revenues increased primarily due to an increased sales effort and strong market demand. For the first six months of fiscal 2008, domestic revenues increased by 25.1% to $219.9 million compared to the first six months of fiscal 2007. Total international revenues were $87.6 million in the first six months of 2008 compared to $88.9 million in the first six months of fiscal 2007. Gross profit for the first six months of fiscal 2008, as compared to the first six months of fiscal 2007, increased by approximately $14.5 million, to $57.4 million, as a result of improved pricing and productivity. Gross profit as a percentage of revenues increased to 18.7% for the first six months of fiscal 2008, compared to 16.2% for the first six months of fiscal 2007. This increase in gross profit as a percentage of revenues resulted from the increase in production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $154.1 million in the second quarter of fiscal 2008, compared to $136.0 million for the second quarter of fiscal 2007. In the second quarter of 2008, revenues from public and private utilities were approximately $52.4 million, compared to $59.1 million in the second quarter of fiscal 2007. Revenues from industrial and commercial customers totaled $100.9 million in the second quarter of 2008, an increase of $31.0 million compared to the second quarter of fiscal 2007. Municipal and transit projects generated revenues of $0.8 million in the second quarter of fiscal 2008 compared to $7.1 million in the second quarter of fiscal 2007.
Business segment gross profit, as a percentage of revenues, was 18.5% in the second quarter of fiscal 2008, compared to 15.4% in the second quarter of fiscal 2007. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 21.7% in the second quarter of fiscal 2008.
For the six months ended March 31, 2008, our Electrical Power Products segment recorded revenues of $295.2 million, compared to $253.4 million for the six months ended March 31, 2007. In the first six months of fiscal 2008, revenues from public and private utilities were approximately $96.1 million, compared to $97.4 million in the first six months of fiscal 2007. Revenues from commercial and industrial customers totaled $187.2 million in the first six months of fiscal 2008, an increase of $44.7 million compared to the first six months of fiscal 2007. Municipal and transit projects generated revenues of $11.9 million in the first six months of fiscal 2008, compared to $13.6 million in the first six months of fiscal 2007.
For the six months ended March 31, 2008, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 18.1%, compared to 15.7% for the six months ended March 31, 2007. The increase in gross profit as a percentage of revenues is attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 21.3% for the six months ended March 31, 2008.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $6.2 million in the second quarter of fiscal 2008, an increase from $5.9 million in the second quarter of fiscal 2007. Business segment gross profit, as a percentage of revenues, increased to 35.8%

in the second quarter of fiscal 2008 compared to 31.1% in the second quarter of fiscal 2007. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations.
For the six months ended March 31, 2008, our Process Control Systems business segment recorded revenues of $12.3 million, up from $11.3 million for the six months ended March 31, 2007. Business segment gross profit increased, as a percentage of revenues, to 33.3% for the first six months of fiscal 2008, compared to 28.3% for the first six months of fiscal 2007. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations.
For additional information related to our business segments, see Note H of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 13.1% of revenues in the second quarter of fiscal 2008 compared to 13.0% of revenues in the second quarter of fiscal 2007. Selling, general and administrative expenses were $21.0 million for the second quarter of fiscal 2008 compared to $18.5 million for the second quarter of fiscal 2007. Selling, general and administrative expenses increased primarily due to increased costs related to the Power/Vac® product line and related operations and increased compensation costs, including cash and non-cash equity incentives, which are consistent with the increase in volume and earnings. Integration costs with the Power/Vac® product line were the primary factor in the increase in selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2008.
For the six months ended March 31, 2008, consolidated selling, general and administrative expenses increased to 13.4% of revenues, compared to 13.1% of revenues for the six months ended March 31, 2007. Selling, general and administrative expenses were $41.1 million for the first six months of fiscal 2008 compared to $34.7 million for the first six months of fiscal 2007. Selling, general and administrative expenses increased primarily due to increased selling and administrative costs related to the Power/Vac® product line and related operations and increased compensation costs, including cash and non-cash equity incentives, which are consistent with the increase in volume and earnings. Integration costs with the Power/Vac® product line were the primary factor for the increase in selling, general and administrative expenses as a percentage of revenues for the six months ended March 31, 2008.
Interest Expense and Income
Interest expense was $0.8 million and $1.6 million for the three and six months ended March 31, 2008, a decrease of approximately $148,000 and an increase of approximately $29,000 compared to the three and six months ended March 31, 2007, respectively. The increase in interest expense is primarily due to interest expense related to increased borrowings necessary to support our increased volume and the acquisition of the Power/Vac® product line.
Interest income was $0.1 million and $0.2 million for the three and six months ended March 31, 2008 compared to $0.1 million and $0.3 million for the three and six months ended March 31, 2007, respectively. This decrease resulted as cash was used to fund working capital during the first six months of fiscal 2008.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.8% in the second quarter of fiscal 2008 compared to 34.4% in the second quarter of fiscal 2007. For the first six months of fiscal 2008, our effective tax rate was 36.1% compared to 35.6% for the first six months of fiscal 2007. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets.
In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the second quarter of fiscal 2008, we generated net income of $6.0 million, or $0.53 per diluted share, compared to $2.3 million, or $0.20 per diluted share, in the second quarter of fiscal 2007. For the six months ended March 31, 2008, we recorded net income of $9.6 million, or $0.84 per diluted share, compared to $4.3 million, or $0.39 per diluted share, for the six months ended March 31, 2007. We had higher revenues and improved gross profits in all of our business segments, partially offset by an increase in selling, general and administrative expenses associated with higher levels of business activity and increased administrative costs related to the integration of the Power/Vac® product line.
Backlog
The order backlog at March 31, 2008 was $536.5 million, compared to $464.5 million at September 30, 2007 and $407.6 million at the end of the second quarter of fiscal 2007. New orders placed during the second quarter of fiscal 2008 totaled $196.2 million compared to $167.7 million in the second quarter of fiscal 2007.
Liquidity and Capital Resources
We have maintained a positive liquidity position. Working capital was $126.2 million at March 31, 2008, compared to $101.3 million at September 30, 2007. As of March 31, 2008, current assets exceeded current liabilities by 1.8 times and our debt to total capitalization ratio was 19.6%. The increase in working capital was driven primarily by the increase in accounts receivable and inventories commensurate with the increase in business volume. We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital this year due to increased business activity because our progress payment terms on long-term projects with our customers extend beyond the payment terms with our suppliers. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future.
At March 31, 2008, we had cash and cash equivalents of $7.8 million, compared to $5.3 million at September 30, 2007. The increase in borrowings was primarily due to the funding of working capital needs due to increased production volume, along with billing terms that are weighted toward significant completion of long-term projects. Long-term debt and capital lease obligations, including current maturities, totaled $45.9 million at March 31, 2008, compared to $35.8 million at September 30, 2007. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $8.0 million) revolving credit facility in the United Kingdom, both of which expire in December 2011. As of March 31, 2008, there was approximately $33.9 million borrowed under these lines of credit, which is included in our long-term debt. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $27.6 million and $5.0 million, respectively, at March 31, 2008. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Operating Activities
During the first six months of fiscal 2008 and 2007, cash used in operating activities was approximately $9.6 million and $0.4 million, respectively. Cash flow from operations is primarily influenced by demand for our products and services and is negatively impacted as our progress payment terms on long-term projects with our customers extend beyond the payment terms with our suppliers. The payment of annual incentive compensation in the first six months of fiscal 2008, along with our recent increase in volume and inventories needed for our existing backlog have resulted in negative cash flow from operations in the first six months of fiscal 2008.
Investing Activities
Investments in property, plant and equipment during the first six months of fiscal 2008 totaled approximately $1.5 million compared to $9.7 million during the first six months of fiscal 2007. The majority of our capital expenditures in the first six months of fiscal 2007 were used to continue the implementation of our new Enterprise Resource Planning System (“ERP”), and the expansion of two of our operating facilities as a result of integrating the Power/Vac® product line. These operating facility expansions were completed in fiscal 2007.
Financing Activities
Net cash provided by financing activities was approximately $13.7 million for the first six months of fiscal 2008, compared to $2.2 million for the first six months of fiscal 2007. Borrowings on the line of credit were used to fund operations and capital expenditures.
New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value,

establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for our fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, except as follows:
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
Outlook for Fiscal 2008
Our backlog of orders is approximately $536.5 million, the highest in our history. Customer inquiries, or requests for proposals, have steadily strengthened over the past three fiscal years. We anticipate that strong business activities in our principal markets will continue throughout 2008.
Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our acquisitions in 2005 and 2006 have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. These acquisitions provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE, which obligates GE to purchase from us their requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line has negatively impacted our earnings to date, and we expect this to continue through 2008 as we continue the integration efforts. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business segment and positioned us for continued growth.
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
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At March 31, 2008, $30.9 million was outstanding, bearing interest at approximately 4.75% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $309,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of March

31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
During the first six months of fiscal 2008, management continued the domestic ERP implementation which began in fiscal 2006. This conversion has involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the continuation of the domestic ERP implementation.
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest and post-judgment interest. The judgment is subject to appeal. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the approximately $1.9 million recorded in the condensed consolidated balance sheet at March 31, 2008.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on February 29, 2008, Eugene L. Butler and Ronald J. Wolny were re-elected as directors of the Company with terms ending in 2011. The directors continuing in office after the meeting are Joseph L. Becherer, James F. Clark, Thomas W. Powell, Stephen W. Seale, Jr. and Robert C. Tranchon. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		Votes Cast
Nominee	Votes Cast For	Against	Votes Withheld	Abstentions	Non-Votes
Eugene L. Butler	9,989,535	4,001	920,481	—	—
Ronald J. Wolny	10,639,795	5,154	269,068	—	—
Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)

May 7, 2008	By:	/s/ Thomas W. Powell

Date		Thomas W. Powell
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2008	By:	/s/ Don R. Madison

Date		Don R. Madison
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