Form 10-Q
period 2008-06-30
POWELL INDUSTRIES INC
filed 2008-08-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     At August 4, 2008, there were 11,396,887 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,835	$5,257
Accounts receivable, less allowance for doubtful accounts of $1,222 and $1,739, respectively	132,532	107,717
Costs and estimated earnings in excess of billings on uncompleted contracts	83,813	69,442
Inventories, net	71,588	47,789
Income taxes receivable	1,128	548
Deferred income taxes	—	1,898
Prepaid expenses and other current assets	2,464	4,235

Total Current Assets	298,360	236,886
Property, plant and equipment, net	63,006	67,401
Goodwill	1,084	1,084
Intangible assets, net	26,100	28,861
Other assets	6,524	6,783

Total Assets	$395,074	$341,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$8,040	$8,464
Income taxes payable	2,357	1,669
Accounts payable	64,160	65,225
Accrued salaries, bonuses and commissions	23,833	19,010
Billings in excess of costs and estimated earnings on uncompleted contracts	43,203	25,924
Accrued product warranty	7,480	5,787
Other accrued expenses	12,771	9,533

Total Current Liabilities	161,844	135,612
Long-term debt and capital lease obligations, net of current maturities	30,377	27,372
Deferred compensation	2,928	3,155
Postretirement benefit obligation	1,017	942
Other liabilities	111	87

Total Liabilities	196,277	167,168

Commitments and Contingencies (Note F)
Minority Interest	142	298

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,387,187 and 11,143,866 shares issued, respectively; 11,387,187 and 11,143,866 shares outstanding, respectively	114	111
Additional paid-in capital	24,821	16,854
Retained earnings	171,905	154,572
Accumulated other comprehensive income	2,084	2,557
Deferred compensation	(269)	(545)

Total Stockholders’ Equity	198,655	173,549

Total Liabilities and Stockholders’ Equity	$395,074	$341,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$164,123	$149,131	$471,577	$413,819
Cost of goods sold	129,121	121,705	379,188	343,538

Gross profit	35,002	27,426	92,389	70,281
Selling, general and administrative expenses	21,774	21,750	62,846	56,476

Income before interest, income taxes and minority interest	13,228	5,676	29,543	13,805
Interest expense	697	922	2,333	2,529
Interest income	(59)	(110)	(260)	(410)

Income before income taxes and minority interest	12,590	4,864	27,470	11,686
Income tax provision	4,753	1,724	10,118	4,154
Minority interest	(56)	(30)	(156)	79

Net income	$7,893	$3,170	$17,508	$7,453

Net earnings per common share:
Basic	$0.70	$0.29	$1.56	$0.68

Diluted	$0.69	$0.28	$1.53	$0.67

Weighted average shares:
Basic	11,310	11,082	11,233	11,023

Diluted	11,470	11,271	11,416	11,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net income	$17,508	$7,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,095	5,337
Amortization	2,840	2,888
Stock-based compensation	2,456	1,078
Minority interest	(156)	79
Loss on disposition of assets	11	300
Bad debt expense	527	255
Deferred income taxes	1,928	293
Changes in operating assets and liabilities:
Accounts receivable, net	(25,469)	(12,429)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,577)	(20,048)
Inventories	(23,940)	(12,403)
Prepaid expenses and other current assets	1,182	(5,171)
Other assets	(54)	(192)
Accounts payable and income taxes payable	(340)	5,197
Accrued liabilities	9,876	4,605
Billings in excess of costs and estimated earnings on uncompleted contracts	17,152	14,289
Deferred compensation	160	280
Other liabilities	98	(7)

Net cash used in operating activities	(4,703)	(8,196)

Investing Activities:
Proceeds from sale of fixed assets	—	155
Purchases of property, plant and equipment	(1,969)	(11,111)

Net cash used in investing activities	(1,969)	(10,956)

Financing Activities:
Borrowings on US revolving line of credit	155,413	66,066
Payments on US revolving line of credit	(143,113)	(51,531)
Borrowings on UK revolving line of credit	—	1,959
Payments on UK revolving line of credit	(1,596)	—
Payments on UK term loan	(1,810)	(1,778)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	(5,563)	(5,197)
Proceeds from exercise of stock options	3,963	2,674
Tax benefit from exercise of stock options	1,401	785
Payments on short-term and other financing	(39)	(504)

Net cash provided by financing activities	8,256	12,074

Net increase (decrease) in cash and cash equivalents	1,584	(7,078)
Effect of exchange rate changes on cash and cash equivalents	(6)	439
Cash and cash equivalents at beginning of period	5,257	10,495

Cash and cash equivalents at end of period	$6,835	$3,856

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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. Powell believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
Upon adoption of FIN 48, the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which are recorded as components of income tax expense, in the amount of $0.4 million as of October 1, 2007. Subsequent to adoption, no significant changes were made to the Company’s tax reserve balances during the first nine months of fiscal 2008.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and nine months ended June 30, 2008 was not material.
There was no material change in the net amount of unrecognized tax benefits in the three and nine months ended June 30, 2008. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 35% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently unable to predict the potential impact, if any, of the adoption of SFAS No. 141R on future acquisitions.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 138, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December

15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its earnings per share.
B. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$7,893	$3,170	$17,508	$7,453

Denominator:
Denominator for basic earnings per share-weighted average shares	11,310	11,082	11,233	11,023
Dilutive effect of stock options and restricted stock	160	189	183	184

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,470	11,271	11,416	11,207

Net earnings per share:
Basic	$0.70	$0.29	$1.56	$0.68

Diluted	$0.69	$0.28	$1.53	$0.67

There were no options excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2008, respectively, as the average market prices of our common stock were greater than the options’ exercise prices. Excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 were approximately 15,000 restricted stock units. For the nine months ended June 30, 2007, 12,000 shares of restricted stock and approximately 15,000 restricted stock units were excluded from the computation of diluted earnings per share. The restricted stock and restricted stock units were excluded from the computation because their effect was anti-dilutive.
C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,035	$882	$1,739	$1,044
Adjustments to the allowance	90	339	526	255
Deductions for uncollectible accounts written off, net of recoveries	97	(75)	(1,036)	(169)
Increase due to foreign currency translation	—	7	(7)	23

Balance at end of period	$1,222	$1,153	$1,222	$1,153

     Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,866	$4,664	$5,787	$3,443
Adjustments to the accrual	1,710	1,817	4,135	4,021
Deductions for warranty charges	(1,099)	(1,201)	(2,406)	(2,237)
Increase due to foreign currency translation	3	28	(36)	81

Balance at end of period	$7,480	$5,308	$7,480	$5,308

     Inventories
The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2008	2007
Raw materials, parts and subassemblies	$56,862	$31,914
Work-in-progress	14,726	15,875

Total inventories	$71,588	$47,789

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2008	2007
Costs incurred on uncompleted contracts	$556,396	$456,892
Estimated earnings	139,601	104,136

	695,997	561,028
Less: Billings to date	655,387	517,510

	$40,610	$43,518

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$83,813	$69,442
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,203)	(25,924)

	$40,610	$43,518

D. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$7,893	$3,170	$17,508	$7,453
Other comprehensive income, net of tax
Unrealized gain on forward exchange contracts	—	151	—	151
Unrealized (loss) gain on foreign currency translation, net of tax	13	152	(473)	844

Comprehensive income	$7,906	$3,473	$17,035	$8,448

E. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2008	2007
US Revolver	$14,300	$2,000
UK Revolver	2,993	4,710
UK Term Loan	5,986	7,986
Deferred acquisition payable	9,512	15,075
Industrial development revenue bonds	5,600	6,000
Capital lease obligations	26	65

Subtotal long-term debt and capital lease obligations	38,417	35,836
Less current portion	(8,040)	(8,464)

Total long-term debt and capital lease obligations	$30,377	$27,372

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
The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by $17.2 million for our outstanding letters of credit at June 30, 2008. There was £1.5 million, or approximately $3.0 million, outstanding under the UK Revolver and $14.3 million outstanding under the US Revolver as of June 30, 2008. Amounts available under the US Revolver and the UK Revolver were approximately $27.0 million and $5.0 million, respectively, at June 30, 2008. The US Revolver and the UK Revolver expire on December 31, 2011.
     UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $12.0 million, for financing the July 2005 acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $10.0 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $2.0 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $599,000, began March 31, 2006, with the final payment due on March 31, 2010. As of June 30, 2008, £3.0 million, or $6.0 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 0% to 1% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company (“GE”) at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the 40 months following the acquisition date. The deferred installments result in a discounted deferred purchase price payable of approximately $9.5 million at June 30, 2008, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.2 million and is included in the current portion of long-term debt.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2008, the balance in the sinking fund was approximately $330,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.75% per annum on June 30, 2008.
F. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $34.6 million as of June 30, 2008. We also had performance bonds totaling approximately $134.3 million that were outstanding at June 30, 2008.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) with a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $20.0 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $5.0 million) and 3) the issuance of bonds and entering into forward exchange contracts and currency options. At June 30, 2008, we had outstanding a total of £5.9 million, or approximately $11.8 million, of bonds under this Facility Agreement.
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the approximately $2.0 million recorded in the consolidated balance sheet at June 30, 2008.
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

The Company recorded compensation expense of approximately $1.8 million related to the RSUs for the nine months ended June 30, 2008.
     Stock Options
Stock option activity for the nine months ended June 30, 2008 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2007	505,450	$17.44
Granted	—	—
Exercised	(224,950)	17.83
Forfeited / Cancelled	(2,800)	17.85

Outstanding at June 30, 2008	277,700	$17.13	3.16	$4,756

Exercisable at June 30, 2008	199,700	$16.62	2.84	$3,318

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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Electrical Power Products	$156,516	$143,051	$451,699	$396,428
Process Control Systems	7,607	6,080	19,878	17,391

Total	$164,123	$149,131	$471,577	$413,819

Gross profit:
Electrical Power Products	$32,044	$25,523	$85,346	$65,182
Process Control Systems	2,958	1,903	7,043	5,099

Total	$35,002	$27,426	$92,389	$70,281

Income before income taxes and minority interest:
Electrical Power Products	$11,244	$4,769	$25,283	$11,107
Process Control Systems	1,346	95	2,187	579

Total	$12,590	$4,864	$27,470	$11,686

	June 30, 2008	September 30, 2007
Identifiable tangible assets:
Electrical Power Products	$336,365	$279,901
Process Control Systems	11,685	7,365
Corporate	19,641	23,460

Total	$367,691	$310,726

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $26,100,000 and $28,861,000 of intangible and other assets as of June 30, 2008 and September 30, 2007, respectively, and corporate had approximately $197,000 and $344,000 of deferred loan costs, as of June 30, 2008 and September 30, 2007, respectively, which are not included in identifiable tangible assets above.
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
Overall, we continue to experience strong market demand for our products and services. Pricing in our markets has improved in conjunction with the overall increase in business activity. We believe this increase was a result of the petrochemical and utility markets entering into a new investment cycle. Customer inquiries, or requests for proposals, steadily strengthened throughout fiscal year 2007 and have remained strong into the first nine months of fiscal 2008. This increase in customer inquiries has led to increased orders and, accordingly, a very strong backlog of orders.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $15.0 million to $164.1 million in the third quarter of fiscal 2008 compared to $149.1 million in the third quarter of fiscal 2007. Revenues increased as the Company has responded to strong market demand by increasing our capacity and throughput. For the third quarter of fiscal 2008, domestic revenues increased by 31.0% to $121.9 million compared to the third quarter of 2007. Total international revenues were $42.2 million in the third quarter of 2008 compared to $56.0 million in the third quarter of 2007. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, increased by approximately $7.6 million to $35.0 million as a result of improved pricing and productivity. Gross profit as a percentage of revenues increased to 21.3% in the third quarter of fiscal 2008, compared to 18.4% in the third quarter of fiscal 2007. This increase in gross profit as a percentage of revenues resulted from an increased production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations. Gross profit was also positively impacted by approximately $0.5 million which consisted of $1.9 million related to the recovery of costs related to additional work on a project that was substantially completed in prior years, partially offset by approximately $1.4 million to record a 2006 charge for a liability related to a contract the Company entered into in fiscal 2006.
For the nine months ended June 30, 2008, consolidated revenues increased $57.8 million to $471.6 million compared to $413.8 million for the nine months ended June 30, 2007. Revenues increased primarily due to an increased sales effort and strong market demand. For the first nine months of fiscal 2008, domestic revenues increased by 27.1% to $341.8 million compared to the first nine months of fiscal 2007. Total international revenues were $129.8 million in the first nine months of 2008 compared to $145.0 million in the first nine months of fiscal 2007. Gross profit for the first nine months of fiscal 2008, as compared to the first nine months of fiscal

2007, increased by approximately $22.1 million, to $92.4 million, as a result of improved pricing and productivity. Gross profit as a percentage of revenues increased to 19.6% for the first nine months of fiscal 2008, compared to 17.0% for the first nine months of fiscal 2007. This increase in gross profit as a percentage of revenues resulted from the increase in production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations. Gross profit was also positively impacted by approximately $0.5 million which consisted of $1.9 million related to the recovery of costs related to additional work on a project that was substantially completed in prior years, partially offset by approximately $1.4 million to record a 2006 charge for a liability related to a contract the Company entered into in fiscal 2006.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $156.5 million in the third quarter of fiscal 2008, compared to $143.1 million for the third quarter of fiscal 2007. In the third quarter of 2008, revenues from public and private utilities were approximately $41.3 million, compared to $35.8 million in the third quarter of fiscal 2007. Revenues from industrial and commercial customers totaled $105.2 million in the third quarter of 2008, an increase of $8.5 million compared to the third quarter of fiscal 2007. Municipal and transit projects generated revenues of $10.0 million in the third quarter of fiscal 2008 compared to $10.6 million in the third quarter of fiscal 2007.
Business segment gross profit, as a percentage of revenues, was 20.5% in the third quarter of fiscal 2008, compared to 17.8% in the third quarter of fiscal 2007. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 21.5% in the third quarter of fiscal 2008. Cost of sales and gross profit were also negatively impacted by approximately $1.4 million to record a 2006 charge for a liability related to a contract the Company entered into in fiscal 2006.
For the nine months ended June 30, 2008, our Electrical Power Products segment recorded revenues of $451.7 million, compared to $396.4 million for the nine months ended June 30, 2007. In the first nine months of fiscal 2008, revenues from public and private utilities were approximately $137.4 million, compared to $133.2 million in the first nine months of fiscal 2007. Revenues from commercial and industrial customers totaled $292.4 million in the first nine months of fiscal 2008, an increase of $53.2 million compared to the first nine months of fiscal 2007. Municipal and transit projects generated revenues of $21.9 million in the first nine months of fiscal 2008, compared to $24.2 million in the first nine months of fiscal 2007.
For the nine months ended June 30, 2008, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 18.9%, compared to 16.4% for the nine months ended June 30, 2007. The increase in gross profit as a percentage of revenues is attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 21.4% for the nine months ended June 30, 2008. Cost of sales and gross profit were also negatively impacted by approximately $1.4 million to record a 2006 charge for a liability related to a contract the Company entered into in fiscal 2006.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $7.6 million in the third quarter of fiscal 2008, an increase from $6.1 million in the third quarter of fiscal 2007. Business segment gross profit, as a percentage of revenues, increased to 38.9% in the third quarter of fiscal 2008 compared to 31.3% in the third quarter of fiscal 2007. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations. Revenues and gross profit were also positively impacted by approximately $1.9 million resulting from the recovery of costs related to additional work on a project that was substantially completed in prior years.
For the nine months ended June 30, 2008, our Process Control Systems business segment recorded revenues of $19.9 million, up from $17.4 million for the nine months ended June 30, 2007. Business segment gross profit increased, as a percentage of revenues, to 35.4% for the first nine months of fiscal 2008, compared to 29.3% for the first nine months of fiscal 2007. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations. Revenues and gross profit were also positively impacted by approximately $1.9 million resulting from the recovery of costs related to additional work on a project that was substantially completed in prior years.
For additional information related to our business segments, see Note H of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses were the same for the three months ended June 30, 2008 and 2007, at $21.8 million, while as a percentage of revenues they decreased to 13.3% of revenues in the third quarter of fiscal 2008 compared to 14.6% of revenues in the third quarter of fiscal 2007. Selling, general and administrative expenses as a percentage of revenues decreased due to our ability to leverage our existing infrastructure to support our increased production volume.
For the nine months ended June 30, 2008, consolidated selling, general and administrative expenses decreased to 13.3% of revenues, compared to 13.6% of revenues for the nine months ended June 30, 2007. Selling, general and administrative expenses were $62.8 million for the first nine months of fiscal 2008 compared to $56.5 million for the first nine months of fiscal 2007. Selling, general and administrative expenses as a percentage of revenues decreased due to our ability to leverage our existing infrastructure to support our increased production volume. Selling, general and administrative expenses increased primarily due to increased selling and administrative costs related to the Power/Vac® product line and related operations and increased compensation costs, including cash and non-cash equity incentives, which are consistent with the increase in volume and earnings.
Interest Expense and Income
Interest expense was $0.7 million and $2.3 million for the three and nine months ended June 30, 2008, a decrease of approximately $0.2 million and $0.2 million compared to the three and nine months ended June 30, 2007, respectively. The decrease in interest expense is primarily due to lower interest rates.
Interest income was $0.1 million and $0.3 million for the three and nine months ended June 30, 2008 compared to $0.1 million and $0.4 million for the three and nine months ended June 30, 2007, respectively. This decrease resulted as cash was used to fund working capital during the first nine months of fiscal 2008.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 37.8% in the third quarter of fiscal 2008 compared to 35.4% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, our effective tax rate was 36.8% compared to 35.5% for the first nine months of fiscal 2007. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; however, the lower statutory rate will be offset by certain expenses that are not deductible for tax purposes in the United Kingdom, such as amortization of intangible assets. The effective tax rate has increased as a result of the relative shift in taxable income between domestic and international reporting jurisdictions, coupled with higher state income taxes in the United States.
In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the third quarter of fiscal 2008, we generated net income of $7.9 million, or $0.69 per diluted share, compared to $3.2 million, or $0.28 per diluted share, in the third quarter of fiscal 2007. For the nine months ended June 30, 2008, we recorded net income of $17.6 million, or $1.53 per diluted share, compared to $7.5 million, or $0.67 per diluted share, for the nine months ended June 30, 2007. As discussed above, we generated higher revenues and improved gross profits in all of our business segments, while leveraging our existing infrastructure to support our increased production volume.
Backlog
The order backlog at June 30, 2008 was $553.1 million, compared to $464.5 million at September 30, 2007 and $410.9 million at the end of the third quarter of fiscal 2007. New orders placed during the third quarter of fiscal 2008 totaled $187.6 million compared to $151.2 million in the third quarter of fiscal 2007.
Liquidity and Capital Resources
We have maintained a positive liquidity position. Working capital was $136.5 million at June 30, 2008, compared to $101.3 million at September 30, 2007. As of June 30, 2008, current assets exceeded current liabilities by 1.8 times and our debt to total capitalization ratio was 16.2%. The increase in working capital was driven primarily by the increase in accounts receivable and inventories commensurate with the increase in business volume. We anticipate that we will continue to reinvest a portion of our cash generated from operations into working capital this year due to increased business activity because our progress payment terms on long-term projects with our customers extend beyond the payment terms with our suppliers. Working capital needs are anticipated to increase with growing levels of business activity. We believe that working capital, borrowing capabilities and cash generated from operations will be sufficient to finance the anticipated operational activities, capital improvements and debt repayments for the foreseeable future.
At June 30, 2008, we had cash and cash equivalents of $6.8 million, compared to $5.3 million at September 30, 2007. Long-term debt and capital lease obligations, including current maturities, totaled $38.4 million at June 30, 2008, compared to $35.8 million at September 30, 2007. The increase in borrowings was primarily due to the funding of working capital needs due to increased production volume, along with billing terms that are weighted toward significant completion of long-term projects. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $8.0 million) revolving credit facility in the United Kingdom, both of which expire in December 2011. As of June 30, 2008, there was approximately $34.5 million borrowed under these lines of credit, which is included in our long-term debt. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $27.0 million and $5.0 million, respectively, at June 30, 2008. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Operating Activities
During the first nine months of fiscal 2008 and 2007, cash used in operating activities was approximately $4.7 million and $8.2 million, respectively. Cash flow from operations is primarily influenced by demand for our products and services and is negatively impacted as our progress payment terms on long-term projects with our customers extend beyond the payment terms with our suppliers. The payment of annual incentive compensation in the first nine months of fiscal 2008, along with our recent increase in volume and inventories needed for our existing backlog have resulted in negative cash flow from operations in the first nine months of fiscal 2008.
Investing Activities
Investments in property, plant and equipment during the first nine months of fiscal 2008 totaled approximately $2.0 million compared to $11.1 million during the first nine months of fiscal 2007. The majority of our capital expenditures in the first nine months of fiscal 2007 were used to continue the implementation of our new Enterprise Resource Planning System (“ERP”), and the expansion of two of our operating facilities as a result of integrating the Power/Vac® product line. These operating facility expansions were completed in fiscal 2007.
Financing Activities
Net cash provided by financing activities was approximately $8.3 million for the first nine months of fiscal 2008, compared to $12.1 million for the first nine months of fiscal 2007. Borrowings on the line of credit were used to fund operations and capital expenditures.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently unable to predict the potential impact, if any, of the adoption of SFAS No. 141R on future acquisitions.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated results of operations and financial condition.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 138, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its earnings per share.
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

Outlook for Fiscal 2008
Our backlog of orders is approximately $553.1 million, the highest in our history. Customer inquiries, or requests for proposals, have steadily strengthened over the past three fiscal years. We anticipate that strong business activities in our principal markets will continue throughout 2008.
Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our acquisitions in 2005 and 2006 have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The Power/Vac® switchgear product line acquired from GE has a large installed base and a broad customer base across utility, industrial and commercial markets. These acquisitions provided us with a significantly broader product portfolio and enhanced our capabilities to meet market demands around the world. We also significantly enhanced our ability to reach a broader market and gain access to new customers with a long-term commercial alliance with GE, which obligates GE to purchase from us their requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The costs and effort to relocate the Power/Vac® product line have negatively impacted our earnings to date, and we expect this to continue through 2008 as we continue the integration efforts. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business segment and positioned us for continued growth.
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
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At June 30, 2008, $36.0 million was outstanding, bearing interest at approximately 4.47% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $360,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. Overall, we believe that changes in interest rates will not have a material near-term impact on our future earnings or cash flows. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
During the first nine months of fiscal 2008, management continued the domestic ERP implementation which began in fiscal 2006. This conversion has involved various changes to internal processes and control procedures over financial reporting. However, the basic internal controls over financial reporting have not materially changed.
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
Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the approximately $2.0 million recorded in the condensed consolidated balance sheet at June 30, 2008.
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

POWELL INDUSTRIES, INC. (Registrant)

August 6, 2008 Date	By:	/s/ Thomas W. Powell Thomas W. Powell
Chairman and Chief Executive Officer (Principal Executive Officer)

August 6, 2008 Date	By:	/s/ Don R. Madison Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith