Form 10-K
period 2008-09-30
POWELL INDUSTRIES INC
filed 2008-12-10
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2008, was approximately $443,610,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 3, 2008, there were 11,403,687 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of stockholders to be filed not later than 120 days after September 30, 2008, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements based on the Company’s current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, the Company’s ability to secure and satisfy customers, our customers’ financial condition and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements contained in this Annual Report are based on current assumptions that the Company will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that competitive conditions in the Company’s markets will not change in a materially adverse way; that the Company will accurately identify and meet customer needs for products and services; that the Company will be able to retain and hire key employees; that the Company’s products and capabilities will remain competitive; that the financial markets and banking systems will stabilize and availability of credit will continue; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the control of the Company that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our website address is www.powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

On December 13, 2005, we announced a change in our fiscal year-end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the results of operations and cash flows for fiscal year ended September 30, 2007, will be compared to the 11-month period ended September 30, 2006.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 73%, 66% and 70% of our consolidated revenues for the fiscal years ended September 30, 2008, 2007 and 2006, respectively, were generated in the United States of America. Approximately 86% of our long-lived assets were located in the United States at September 30, 2008, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note L of Notes to Consolidated Financial Statements.

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (“ANSI”) medium voltage switchgear and circuit breaker business of General Electric Company’s (“GE”) Consumer & Industrial unit for $32.0 million, not including expenses. The purchase price was paid from existing cash and short-term marketable securities and from borrowings under our revolving credit agreement. In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE will purchase from the Company (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE agreed to provide services related to transitioning the product line from West Burlington, Iowa, to the Company’s facilities in Houston, Texas. The relocation of the product line, including all related product technology and design formation, engineering, manufacturing and related activities, was completed during fiscal 2008. We refer to the acquired product line herein as “Power/Vac®.” The operating results of Power/Vac® are included in our Electrical Power Products business segment from the acquisition date. For further information on Power/Vac®, see Note D of Notes to Consolidated Financial Statements.

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

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited, as described above and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview. S&I’s primary manufacturing facility is located in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase its international presence. S&I affords Powell the opportunity to serve customers with products and solutions covering a wider range of electrical standards and opens new geographic markets previously closed due to our previous lack of product portfolio that met international electrical design and test standards. The fit, culture and market position of Powell and S&I, compare favorably as both have similar reputations in engineered-to-order solutions.

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

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (“EPC”) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions. During 2006, we did not have any one customer that accounted for more than 10% of annual segment revenues. However, as a result of the supply agreement that we entered into on August 7, 2006, with GE, our revenues from GE were approximately $100 million and $82 million in fiscal 2007 and fiscal 2008, respectively, or approximately 18% and 13% of our consolidated revenues for these periods. Aside from GE, with whom we have a long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. GE has become a significant customer and has accounted for, and could continue to account for, more than 10% of the annual revenues of this business segment as a result of the supply agreement that we entered into on August 7, 2006.

During each of the past three fiscal years, no one country outside of the United States accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note L of Notes to Consolidated Financial Statements.

Competition

Our Electrical Power Products business segment operates in a competitive market where competition for each project varies. The competition may include large multinational firms as well as small regional low-cost providers, depending upon the type of project. This business segment’s products and systems are engineered-to-order and packaged to meet the exact specifications of our customers. Many repeat customers seek our involvement in finding solutions to specific project-related issues, including physical size, rating, application, installation and commissioning. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products and systems on a timely basis at a competitive price.

Backlog

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Orders in the Electrical Power Products business segment backlog at September 30, 2008, totaled $493.0 million compared to $434.9 million at September 30, 2007. We anticipate that approximately $475.8 million of our ending 2008 backlog will be fulfilled during our fiscal year 2009. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. However, conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. These raw material costs represented approximately 49% of our revenues in fiscal 2008. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2009. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation

This business segment is subject to the effects of changing prices. During the last three fiscal years, we experienced increased costs for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2008, 2007 or 2006.

Employees

At September 30, 2008, the Electrical Power Products business segment had 2,370 full-time employees located in the United States, the United Kingdom and Singapore. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $6.3 million, $5.4 million and $3.7 million in fiscal years 2008, 2007 and 2006, respectively.

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

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental, energy and industrial sectors. We may be dependent, from time to time, on one specific contract or customer for a significant percentage of our revenues due to the nature of large, long-term construction projects common to this business segment. In each of the past three fiscal years, we had revenues with one or more customers that individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $5.4 million, $5.9 million and $7.9 million in fiscal 2008, 2007 and 2006, respectively. Our contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for those customers, and multiple and/or continuous requirements of similar magnitude with the same customer are rare. Thus, the inability to successfully replace a completed large contract with one or more contracts of combined similar magnitude could have a material adverse effect on segment revenues.

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

Backlog

Orders in the Process Control Systems business segment backlog at September 30, 2008, totaled $25.5 million compared to $29.6 million at September 30, 2007. We anticipate that approximately $19.6 million of our year-end 2008 backlog will be fulfilled during our 2009 fiscal year. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. We have not experienced a material amount of canceled orders during the past three fiscal years.

Employees

The Process Control Systems business segment had 116 full-time employees at September 30, 2008, all located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $0.3 million, $0.3 million and $0.6 million in fiscal years 2008, 2007 and 2006, respectively.

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

The current worldwide financial crisis and economic downturn may likely affect our customer base and suppliers, and could materially affect our backlog and profits.

The current worldwide financial crisis has reduced the availability of liquidity and credit, including letters of credit and surety bonds, to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our customers’ or our own letter of credit and surety bonding capacity, which support the continuation and expansion of projects worldwide and could result in contract cancellations or suspensions or project delays. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet any of our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources, if any. Furthermore, our ability to expand our business would be limited if, in the future, we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our services and could materially impact our business, financial condition and results of operations or the trading price of our common stock.

The U.S. government’s proposed plan to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on the financial markets. If actions taken pursuant to the legislation are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.

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

International sales accounted for approximately 27% of our revenues in fiscal 2008, including sales from our operations in the United Kingdom. We primarily operate in developed countries with historically stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the United States or other countries.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 49% of our revenues for the fiscal year ended September 30, 2008. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, a significant portion of our revenues is recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects combines professional engineering, cost estimating, pricing and accounting judgment. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Previously recorded estimates are adjusted as the project progresses. In certain circumstances, it is possible that such adjustments could have a significant impact on our operating results for any fiscal quarter or year.

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

Financing for acquisitions may require us to obtain additional equity or debt financing, which, if available, may not be available on attractive terms.

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

We could be named as a defendant in future legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. We are and will likely continue to be a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

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

The occurrence of catastrophic events ranging from natural disasters such as hurricanes to epidemics such as health epidemics to acts of war and terrorism could disrupt or delay the Company’s ability to complete projects for its customers and could potentially expose the Company to third-party liability claims. Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles. In addition, such events could impact the Company’s customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders or raw materials used in normal business operations. These situations are outside the Company’s control and could have a significant adverse impact on the results of operations.

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

Our principal manufacturing locations by segment as of September 30, 2008, are as follows:

			Approximate
	Number		Square Footage
Location	of Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	3	78.1	430,600	138,600
North Canton, OH	1	8.0	72,000	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	29,700

All leased properties are subject to long-term leases with remaining lease terms ranging from one to six years as of September 30, 2008. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

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

Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest, court costs and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the net assets of approximately $1.9 million recorded in the consolidated balance sheet at September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market (“NASDAQ”) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ for our common stock.

	High	Low

Fiscal Year 2007:
First Quarter	$33.60	$20.63
Second Quarter	33.73	27.78
Third Quarter	37.25	27.05
Fourth Quarter	38.10	30.26
Fiscal Year 2008:
First Quarter	$47.00	$37.51
Second Quarter	45.76	35.47
Third Quarter	55.50	38.50
Fourth Quarter	57.98	37.34

As of December 3, 2008, the last reported sales price of our common stock on the NASDAQ was $20.31 per share. As of December 3, 2008, there were 579 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The following graph compares, for the period from October 31, 2003, to September 30, 2008, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment. The comparison assumes that $100 was invested on October 31, 2003, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POWELL INDUSTRIES, INC.,
INDUSTRIAL ELECTRICAL EQUIPMENT AND NASDAQ MARKET INDEX

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

			11 Months
			Ended	Years Ended
	Years Ended September 30,		September 30,	October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations:
Revenues	$638,704	$564,282	$374,547	$256,645	$206,142
Cost of goods sold	512,298	468,691	305,489	213,411	170,165

Gross profit	126,406	95,591	69,058	43,234	35,977
Selling, general and administrative expenses	84,001	77,246	55,345	41,846	35,357
Gain on sale of land and building	—	—	—	(1,052)	—

Income before interest, income taxes, minority interest	42,405	18,345	13,713	2,440	620
Interest expense (income), net	2,537	2,943	698	(386)	(744)
Income tax provision (benefit)	14,072	5,468	4,609	932	(282)
Minority interest	(51)	21	(3)	63	(23)

Net income	$25,847	$9,913	$8,409	$1,831	$1,669

Basic earnings per share	$2.29	$0.90	$0.77	$0.17	$0.16

Diluted earnings per share	$2.26	$0.88	$0.76	$0.17	$0.15

	As of September 30,			As of October 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$10,134	$5,257	$10,495	$24,844	$8,974
Marketable securities	—	—	—	8,200	54,208
Property, plant and equipment, net	61,546	67,401	60,336	55,678	45,041
Total assets	397,634	341,015	292,678	226,778	196,079
Long-term debt and capital lease obligations, including current maturities	41,758	35,836	42,396	21,531	7,100
Total stockholders’ equity	206,874	173,549	156,931	143,994	139,835
Total liabilities and stockholders’ equity	$397,634	$341,015	$292,678	$226,778	$196,079

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Power/Vac® medium voltage switchgear product line enhances our product portfolio, comes with a large installed base and has broad customer support across utility, industrial and commercial markets. In connection with the acquisition, we entered into a 15-year supply agreement in which GE is obligated to purchase from Powell (subject to limited conditions for exceptions) all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. The Power/Vac® product line, together with our long-term commercial alliance with GE, has expanded our position in the marketplace and enabled us to reach a broader market and gain access to new customers. We completed the relocation of the Power/Vac® product line from West Burlington, Iowa, to our facilities in Houston, Texas, during fiscal year 2008.

Throughout fiscal 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business activity in fiscal 2008. Customer inquiries, or requests for proposals, continued to strengthen throughout fiscal years 2007 and 2008. This increase in customer inquiries led to increased orders in fiscal year 2008 and, accordingly, a strong backlog of orders entering into fiscal year 2009.

Results of Operations

Twelve Months Ended September 30, 2008 (“Fiscal 2008”) Compared to Twelve Months Ended September 30, 2007 (“Fiscal 2007”)

Revenue and Gross Profit

Consolidated revenues increased $74.4 million to $638.7 million in Fiscal 2008 compared to $564.3 million in Fiscal 2007. Revenues increased as we have responded to strong market demand by increasing our capacity and throughput. Domestic revenues increased by 25.9% to $469.1 million in Fiscal 2008 compared to $372.7 million in Fiscal 2007. International revenues decreased from $191.6 million in Fiscal 2007 to $169.6 million in Fiscal 2008, as a large international project was substantially completed in Fiscal 2007. The increase in consolidated revenues was primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit in Fiscal 2008 increased by approximately $30.8 million compared to Fiscal 2007, as a result of improved pricing and productivity.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $611.5 million in Fiscal 2008, compared to $541.6 million in Fiscal 2007. In Fiscal 2008, revenues from public and private utilities were approximately $171.8 million compared to $174.4 million in Fiscal 2007. Revenues from commercial and industrial customers totaled $400.0 million in Fiscal 2008, an increase of $69.6 million compared to Fiscal 2007. Municipal and transit projects generated revenues of $39.7 million in Fiscal 2008 compared to $36.8 million in Fiscal 2007.

Business segment gross profit, as a percentage of revenues, was 19.3% in Fiscal 2008 compared to 16.4% in Fiscal 2007. The increase in gross profit as a percentage of revenues is attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs. Excluding the direct impact of the Power/Vac® product line, business segment gross profit would have been approximately 21.2% for Fiscal 2008. Cost of sales and gross profit were also negatively impacted by approximately $1.4 million to record a 2006 charge for a liability related to a contract we entered into in fiscal 2006.

Process Control Systems

In Fiscal 2008, our Process Control Systems business segment recorded revenues of $27.2 million, up from $22.7 million in Fiscal 2007. Business segment gross profit increased as a percentage of revenues, to 30.2% for Fiscal 2008, compared to 28.8% for Fiscal 2007. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations. Revenues and gross profit in Fiscal 2008 were also positively impacted by approximately $1.9 million related to the favorable settlement of a claim for extra work performed on a project that was substantially completed in prior years.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 13.2% of revenues in Fiscal 2008 compared to 13.7% of revenues in Fiscal 2007. Selling, general and administrative expenses increased to $84.0 million in Fiscal 2008 compared to $77.2 million in Fiscal 2007. This increase is a result of increased commissions, salaries and incentive compensation due to increased volumes and earnings. Selling, general and administrative expenses as a percentage of revenues decreased due to our ability to leverage our existing infrastructure to support our increased production volume.

Interest Income and Expense

Interest expense was $2.9 million in Fiscal 2008, a decrease of approximately $0.6 million compared to Fiscal 2007. The decrease in interest expense was primarily due to lower interest rates.

Interest income was $0.4 million in Fiscal 2008 compared to $0.6 million in Fiscal 2007. This decrease resulted from lower interest rates and cash was used to fund working capital during Fiscal 2008.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.3% in Fiscal 2008 compared to 35.5% in Fiscal 2007. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; as well as a mix of various state income taxes due to the relative mix of volume in the United States.

In addition, adjustments to estimated tax accruals are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income

In Fiscal 2008, we recorded net income of $25.8 million, or $2.26 per diluted share, compared to $9.9 million, or $0.88 per diluted share, in Fiscal 2007. As discussed above, we generated higher revenues and improved gross profits in all of our business segments, while leveraging our existing infrastructure to support our increased production volume.

Backlog

The order backlog at September 30, 2008, was $518.6 million, compared to $464.5 million at September 30, 2007. New orders placed during Fiscal 2008 totaled $705.4 million compared to $667.1 million in Fiscal 2007.

Fiscal 2007 Compared to Eleven Months Ended September 30, 2006 (“Fiscal 2006”)

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

Interest Income and Expense

Interest expense was $3.5 million in Fiscal 2007, an increase of approximately $1.9 million compared to Fiscal 2006. The increase in interest expense was primarily due to interest expense imputed as a discount on the purchase price for the acquisition of the Power/ Vac® product line in the fourth quarter of Fiscal 2006.

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

Net Income

In Fiscal 2007, we recorded net income of $9.9 million, or $0.88 per diluted share, compared to $8.4 million, or $0.76 per diluted share, in Fiscal 2006. We had an increase in selling, general and administrative expenses associated with higher levels of business activity and the integration and relocation costs of the Power/Vac® product line, partially offset by higher revenues and improved gross profits in our Electrical Power Products business segment. Additionally, net income was also negatively impacted by underperformance at one of the Company’s smaller business units stemming from performance and collection issues with certain projects.

Backlog

The order backlog at September 30, 2007, was $464.5 million, compared to $355.1 million at September 30, 2006. New orders placed during Fiscal 2007 totaled $667.1 million compared to $470.7 million in Fiscal 2006.

Liquidity and Capital Resources

We have maintained a positive liquidity position. Working capital increased to $150.7 million at September 30, 2008, compared to $101.3 million at September 30, 2007. This increase in working capital resulted primarily from increases in inventory and accounts receivable due to increased demand for our products and services. As of September 30, 2008, current assets exceeded current liabilities by 1.99 times and our debt to total capitalization ratio was 16.8%.

At September 30, 2008, we had cash, cash equivalents and marketable securities of $10.1 million, compared to $5.3 million at September 30, 2007. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $7.3 million) revolving credit facility in the United Kingdom, both of which expire in December 2011. As of September 30, 2008, there was approximately $21.7 million borrowed under these lines of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $41.8 million at September 30, 2008, compared to $35.8 million at September 30, 2007. Letters of credit outstanding were $22.2 million and $20.6 at September 30, 2008 and 2007, respectively, which reduced our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $19.5 million and $4.5 million, respectively, at September 30, 2008. For further information regarding our debt, see Notes H and K of Notes to Consolidated Financial Statements.

In December 2008, the Company further amended its Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million through February 28, 2009 to provide additional capacity to the Company as a result of working capital continuing to be invested due to increased operations in the second half of Fiscal 2008. This additional capacity is then reduced to $12.5 million through June 1, 2009. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increases the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extends the expiration of the Amended Credit Agreement by one year, to December 31, 2012.

Operating Activities

During Fiscal 2008, cash used in operating activities was approximately $5.2 million. Cash flow from operations was negatively impacted as accounts receivable and inventories increased due to higher volume as a result of demand for our products and services. During Fiscal 2007, cash provided by operating activities was approximately $12.2 million and during Fiscal 2006, cash used in operating activities was approximately $4.7 million. In all years, cash was principally used to fund growth in accounts receivable, inventories and costs related to projects which could not be billed under the contract terms.

Investing Activities

Investments in property, plant and equipment during Fiscal 2008 totaled approximately $3.4 million compared to $14.3 million and $8.4 million in Fiscal 2007 and 2006, respectively. The majority of our 2007 capital expenditures were used to continue the implementation of our new enterprise resource planning system (“ERP system”), and the expansion of two of our operating facilities. We incurred approximately $1.9 million in Fiscal 2007 at our Electrical Power Products operations and $6.6 million in Fiscal 2006, related to the implementation of the ERP system. The majority of our 2006 capital investments were used to improve our capabilities to manufacture switchgear and electrical power control rooms, as well as investments in the ERP system mentioned above. In 2006, investing activities included cash expenditures of $9.7 million for the acquisition of the Power/Vac® product line from GE (which does not include the total $32.0 million purchase price payable over 40 months) and $1.5 million for the acquisition of the services business in Louisiana previously described.

There were no proceeds from the sale of fixed assets in Fiscal 2008. Proceeds from the sale of fixed assets provided cash of approximately $0.2 million and $0.8 million in Fiscal 2007 and 2006, respectively. Proceeds from the sale of fixed assets in Fiscal 2007 and 2006 were primarily from the sale of idled manufacturing facilities and equipment.

There were no net proceeds from the sale and purchase of marketable securities in Fiscal 2008 or 2007. Net proceeds from the sale and purchase of marketable securities were $8.2 million in Fiscal 2006. Marketable securities were sold to finance working capital requirements of the business in Fiscal 2006.

Financing Activities

Net cash provided by financing activities was approximately $13.8 million in Fiscal 2008. The primary source of cash in financing activities in Fiscal 2008 was due to borrowings on the US revolving line of credit, which is used to fund operations and capital expenditures and proceeds from the exercise of stock options. Net cash used in financing activities was approximately $4.0 million in Fiscal 2007 and net cash provided by financing activities was approximately $0.7 million in Fiscal 2006. The primary use of cash in financing activities in Fiscal 2007 was due to payments on the US revolving line of credit. The primary source of cash from financing activities in Fiscal 2006 was proceeds from the exercise of stock options.

Contractual Obligations

At September 30, 2008, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-Term	Capital	Operating
As of September 30, 2008	Debt	Lease	Lease
Payments Due by Period:	Obligations	Obligations	Obligations	Total

Less than 1 year	$9,019	$13	$2,995	$12,027
1 to 3 years	32,010	—	5,273	37,283
3 to 5 years	860	—	3,688	4,548
More than 5 years	3,872	—	587	4,459

Total long-term contractual obligations	$45,761	$13	$12,543	$58,317

Other Commercial Commitments

The following table reflects other commercial commitments or potential cash outflows that may result from a contingent event (in thousands):

As of September 30, 2008,	Letters of
Payments Due by Period:	Credit

Less than 1 year	$18,913
1 to 3 years	11,862
3 to 5 years	—
More than 5 years	515

Total long-term commercial obligations	$31,290

We are contingently liable for secured and unsecured letters of credit of $31.3 million as of September 30, 2008, of which $20.0 million reduces our borrowing capacity. We also had performance and maintenance bonds totaling approximately $127.1 million that were outstanding at September 30, 2008. Performance and maintenance bonds are used to guarantee contract performance to our customers.

Outlook for Fiscal 2009

Our backlog of orders going into Fiscal 2009 is approximately $518.6 million, a $54.1 million increase over the beginning backlog of orders going into Fiscal 2008. Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our recent acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The acquired Power/Vac® switchgear product line has a large installed base and a broad customer support across utility, industrial and commercial markets. These recent acquisitions provide us with a significantly broader product portfolio and have enhanced our capabilities to meet market demands around the world. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us for continued growth.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems and pushed ridership to an all-time high, which will drive new investment in transit infrastructure. Opportunities for future projects continue; however, the timing of many of these projects is difficult to predict. The current worldwide financial crises have reduced the availability of liquidity and credit to fund the continuation and expansion of many industrial business operations worldwide. Recent financial market conditions have significantly increased the volatility of currency and commodity markets. This uncertainty may defer or delay commitments for new infrastructure projects that are in our opportunity pipeline.

The investment in working capital needed to produce our backlog varies and is impacted by the type of projects and the billing and payment terms on each project. The increase in volume over the last three years has increased our investment in working capital. As projects are completed and customer payments are received, cash flow from the projects is recovered. While we believe that cash available and borrowing capacity under our existing revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future, the current financial crises could have an adverse effect on our business. We will continue to actively monitor the collection of accounts receivable and investments in inventories to enhance our operating cash flow.

In response to the financial crises affecting the banking system and financial markets, and ongoing threats to other financial institutions, U.S. legislation was enacted for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on financial markets. If actions taken to provide stabilization to the financial markets and increasing availability of credit are unsuccessful, it could have a material adverse effect on our business, financial condition and results of operations.

Effects of Inflation

We have experienced significant price volatility related to raw materials, primarily copper, aluminum and steel, during the past three years. Fixed price contracts can limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. We anticipate that the volatility in commodity prices could impact our operations in 2009.

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

Warranty Costs

We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. We use past experience and historical claims to determine the estimated liability. Actual results could differ from our estimate.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2008, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on October 1, 2007.

FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. At September 30, 2008, we had no derivative instruments in place.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning on an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections. As SFAS No. 157 is not effective for the Company until fiscal year 2009, this standard currently has no effect on our results of operations, cash flows or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At September 30, 2008, $46.7 million was outstanding, bearing interest at approximately 4.4% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $467,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pound Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.

While we do not currently have any derivative contracts to hedge our exposure to foreign currency exchange risk, we have in the past and may in the future enter into such contracts.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not entered into any derivative contracts to hedge our exposure to commodity risk in Fiscal 2008. We continue to experience price volatility with some of our key raw materials and components. Fixed price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Market Risk

We are also exposed to general market and other risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals, pulp and paper plants, transportation systems, governmental agencies and other large industrial customers. We maintain on-going discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Powell Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007 and the eleven months ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note B to the consolidated financial statements, the Company has changed the manner in which it accounts for defined benefit pension and other postretirement benefits for 2007. Additionally, as discussed in Note I to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes for 2008.

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
December 10, 2008

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$10,134	$5,257
Accounts receivable, less allowance for doubtful accounts of $1,180 and $1,739, respectively	132,446	107,717
Costs and estimated earnings in excess of billings on uncompleted contracts	82,574	69,442
Inventories, net	72,679	47,789
Income taxes receivable	149	548
Deferred income taxes	1,518	1,898
Prepaid expenses and other current assets	3,935	4,235

Total Current Assets	303,435	236,886
Property, plant and equipment, net	61,546	67,401
Goodwill	1,084	1,084
Intangible assets, net	25,014	28,861
Other assets	6,555	6,783

Total Assets	$397,634	$341,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$7,814	$8,464
Income taxes payable	7,223	1,669
Accounts payable	54,168	65,225
Accrued salaries, bonuses and commissions	26,361	19,010
Billings in excess of costs and estimated earnings on uncompleted contracts	39,336	25,924
Accrued product warranty	6,793	5,787
Other accrued expenses	11,041	9,533

Total Current Liabilities	152,736	135,612
Long-term debt and capital lease obligations, net of current maturities	33,944	27,372
Deferred compensation	2,821	3,155
Postretirement benefit obligation	807	942
Other liabilities	204	87

Total Liabilities	190,512	167,168

Commitments and Contingencies (Note K)
Minority Interest	248	298

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,403,687 and 11,143,866 shares issued, respectively; 11,403,687 and 11,143,866 shares outstanding, respectively	114	111
Additional paid-in capital	26,921	16,854
Retained earnings	180,244	154,572
Accumulated other comprehensive income	335	2,557
Deferred compensation	(740)	(545)

Total Stockholders’ Equity	206,874	173,549

Total Liabilities and Stockholders’ Equity	$397,634	$341,015

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Revenues	$638,704	$564,282	$374,547
Cost of goods sold	512,298	468,691	305,489

Gross profit	126,406	95,591	69,058
Selling, general and administrative expenses	84,001	77,246	55,345

Income before interest, income taxes and minority interest	42,405	18,345	13,713
Interest expense	2,892	3,501	1,625
Interest income	(355)	(558)	(927)

Income before income taxes and minority interest	39,868	15,402	13,015
Income tax provision	14,072	5,468	4,609
Minority interest in net income (loss)	(51)	21	(3)

Net income	$25,847	$9,913	$8,409

Net earnings per common share:
Basic	$2.29	$0.90	$0.77

Diluted	$2.26	$0.88	$0.76

Weighted average shares:
Basic	11,265	11,045	10,876

Diluted	11,452	11,233	11,089

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumu-
							lated
							Other
	Other						Compre-
	Compre-			Additional			hensive	Deferred
	hensive	Common Stock		Paid-in	Retained	Treasury	Income	Compen-
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	sation	Total

Balance, October 31, 2005		11,002	$110	$10,252	$136,250	$(1,417)	$(11)	$(1,190)	$143,994
Net income	$8,409				8,409				8,409
Foreign currency translation adjustments	784						784		784
Realized loss on fair value hedge	44						44		44
Amortization of deferred compensation-ESOP								311	311
Exercise of stock options				297		636			933
Stock-based compensation				1,989					1,989
Income tax benefit from stock options exercised				204					204
Amortization of restricted stock				138				102	240
Deferred compensation — restricted stock				(119)				119	—
Issuance of restricted stock				15		256		(248)	23

Total comprehensive income	$9,237				8,409		828		9,237

Balance, September 30, 2006		11,002	110	12,776	144,659	(525)	817	(906)	156,931
Net income	9,913				9,913				9,913
Foreign currency translation adjustments	1,528						1,528		1,528
Amortization of deferred compensation-ESOP								361	361
Exercise of stock options		124	1	2,847		416			3,264
Stock-based compensation				664					664
Income tax benefit from stock options exercised				393					393
Amortization of restricted stock				296					296
Deferred compensation — restricted stock				(13)					(13)
Issuance of restricted stock		18		(109)		109			—

Total comprehensive income	11,441				9,913		1,528		11,441
Incremental adjustment to adopt SFAS No. 158, net of tax of $116	212						212		212

Balance, September 30, 2007		11,144	111	16,854	154,572	—	2,557	(545)	173,549
Net income	25,847				25,847				25,847
Foreign currency translation adjustments	(2,395)						(2,395)		(2,395)
Amortization of deferred compensation-ESOP								387	387
Exercise of stock options		239	3	4,234					4,237
Stock-based compensation				2,166					2,166
Income tax benefit from stock options exercised				2,510					2,510
Amortization of restricted stock				290				134	424
Deferred compensation — restricted stock		7		111					111
Issuance of restricted stock		14		716				(716)	—
Adjustment from adoption of FIN 48				40	(175)				(135)
SFAS No. 158 postretirement benefit adjustment, net of tax of $97	173						173		173

Total comprehensive income	23,625				25,847		(2,222)		23,625

Balance, September 30, 2008		11,404	$114	$26,921	$180,244	$—	$335	$(740)	$206,874

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Operating Activities:
Net income	$25,847	$9,913	$8,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,133	7,688	5,188
Amortization	3,740	3,876	1,310
Amortization of unearned restricted stock	425	296	240
Minority interest earnings (loss)	(51)	21	(3)
Gain (loss) on disposition of assets	61	312	(20)
Stock-based compensation	2,167	651	1,989
Bad debt expense	637	1,192	477
Deferred income taxes	318	(592)	(1,503)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,146)	578	(42,278)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,062)	(25,945)	(7,514)
Inventories	(25,513)	(19,148)	(6,531)
Prepaid expenses and other current assets	657	(2,354)	2,212
Other assets	—	(1,530)	1,093
Accounts payable and income taxes payable	(4,916)	18,657	23,064
Accrued liabilities	10,422	7,877	8,369
Billings in excess of costs and estimated earnings on uncompleted contracts	13,773	8,883	898
Deferred compensation	164	1,781	152
Other liabilities	156	4	(207)

Net cash provided by (used in) operating activities	(5,188)	12,160	(4,655)

Investing Activities:
Proceeds from sale of fixed assets	—	175	817
Purchases of property, plant and equipment	(3,428)	(14,338)	(8,435)
Proceeds from sale of short-term auction rate securities	—	—	8,200
Louisiana acquisition	—	—	(1,524)
Power/Vac® acquisition	—	—	(9,745)

Net cash used in investing activities	(3,428)	(14,163)	(10,687)

Financing Activities:
Borrowings on US revolving line of credit	229,480	69,385	7,746
Payments on US revolving line of credit	(212,480)	(70,385)	(4,746)
Borrowings on UK revolving line of credit	—	2,276	—
Payments on UK revolving line of credit	(1,596)	(1,143)	(2,037)
Payments on UK term loan	(2,343)	(1,564)	(1,669)
Payments on capital lease obligations	(52)	(52)	(82)
Proceeds from short-term financing	—	—	944
Payments on short-term financing	—	(623)	(320)
Payments on industrial development revenue bonds	(400)	(400)	—
Payments on deferred acquisition payable	(5,563)	(5,198)	—
Debt issuance costs	—	—	(75)
Proceeds from exercise of stock options	4,236	3,264	778
Tax benefit from exercise of stock options	2,510	393	204

Net cash (used in) provided by financing activities	13,792	(4,047)	743

Net increase (decrease) in cash and cash equivalents	5,176	(6,050)	(14,599)
Effect of exchange rate changes on cash and cash equivalents	(299)	812	250
Cash and cash equivalents at beginning of year	5,257	10,495	24,844

Cash and cash equivalents at end of year	$10,134	$5,257	$10,495

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

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

On December 13, 2005, we announced a change in our fiscal year-end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline. As a result, the current fiscal year (“Fiscal 2008”) and the prior fiscal year (“Fiscal 2007”) will be compared to the eleven-month period ended September 30, 2006 (“Fiscal 2006”).

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Cash paid (received) during the period for:
Interest	$1,447	$1,309	$2,113
Income taxes, net of refunds	3,641	2,392	4,395
Non-cash investing and financing activities:
Deferred acquisition payable	—	—	20,273

Fair Value of Financial Instruments

Financial instruments include cash, short-term investments, marketable securities, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate, the London interbank offered rate (“LIBOR”) or the bank’s prime rate.

The deferred acquisition payable was discounted based on a rate of approximately 6.6%, which approximated our incremental borrowing rate for obligations of a similar nature. This rate was determined in August 2006. The carrying value of this debt approximates fair value.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2008 and 2007, accounts receivable included retention amounts of $8.5 million and $5.0 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $0.5 million of the retained amount at September 30, 2008, is expected to be collected subsequent to September 30, 2009.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change order approval is obtained. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions. See Note K — Commitments and Contingencies for a discussion related to certain costs recorded in costs and estimated earnings in excess of billings on uncompleted contracts.

In accordance with industry practice, assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, collection of amounts related to these contracts may extend beyond one year.

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

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2008, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on October 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years depending, on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting as provided by the American Institute for Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $6.6 million, $5.6 million and $4.2 million in fiscal years 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

In the first quarter of Fiscal 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). We adopted the new statement using the modified prospective method of adoption, which does not require restatement of prior periods. The revised standard eliminated the intrinsic value method of accounting for share-based employee compensation under APB Opinion No. 25, Accounting for Stock-Based Compensation, which we previously used. The revised standard generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The effect of the adoption of the new standard on cash flows in Fiscal 2006 was not material.

Under SFAS No. 123R, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we apply the expanded guidance under SFAS No. 123R for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

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

In accordance with SFAS No. 123R, we recognized approximately $0.9 million in selling, general and administrative expenses of non-cash compensation expense related to the modification at July 31, 2006. After the modification adjustment, there was approximately $1.6 million of unrecognized non-cash compensation expense related to non-vested stock options at September 30, 2006. Of the $1.6 million unrecognized compensation expense, $0.7 million was expensed in Fiscal 2007 and $0.5 million was expensed in Fiscal 2008. Of the remaining $0.4 million unrecognized compensation expense at September 30, 2008, $0.4 million will be expensed over a

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average period of approximately 1.3 years and $0.1 million will be expensed over a weighted-average period of approximately 1.0 years. In addition, at September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock, of which $0.2 million was recognized in Fiscal 2007 and $0.1 million was recognized in Fiscal 2008.

Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on whether the derivative qualifies for fair value or cash flow accounting treatment. At September 30, 2008, we had no derivative instruments in place.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 155 (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard has no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently unable to predict the potential impact, if any, of the adoption of SFAS No. 141R on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

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

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Changes and Error Corrections. As SFAS No. 157 is not effective for the Company until fiscal year 2009, this standard currently has no effect on our results of operations, cash flows or financial position.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C.	Stock-Based Compensation

The Company has the following stock-based compensation plans:

The Company has a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In Fiscal 2008, 14,000 shares of restricted stock were issued at a price of $51.14 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50 percent per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the plan was 100,000 as of September 30, 2008.

The 2000 Non-Employee Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. This plan will maintain its effectiveness until all options have been exercised or have expired. The total number of shares of our common stock available under this plan was approximately 33,000 as of September 30, 2008. Stock options granted to the Directors under this plan were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and vested in full one year from the grant date.

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

In October 2006, the Company granted approximately 107,000 restricted stock units (“RSU”s) with a fair value of $31.86 per unit to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the NASDAQ Global Market (“NASDAQ”) on February 23, 2007, which was the date stockholders approved our 2006 Plan. The actual amount of RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the remaining two and three year performance cycles beginning October 1, 2006, and range from 0% to 150% of the target RSUs granted. The remaining vesting period ranges from two to three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued. Approximately 21,000 RSUs granted in October 2006 expired as performance targets were not met.

In October 2007, the Company granted approximately 34,300 RSUs with a fair value of $37.89 per RSU to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the NASDAQ on September 28, 2007. The actual amount of the RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the three year performance cycle which began October 1, 2007, and ranges from 0% to 150% of the target RSUs granted. The vesting period is three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded compensation expense of approximately $2.3 million related to RSUs for the year ended September 30, 2008. For the year ended September 30, 2007, no compensation expense was recognized related to the RSUs as the required performance targets were not met.

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits the Company to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. At the April 15, 2005 Annual Meeting, stockholders approved an amendment to the 1992 Plan to increase the number of shares available for issuance under the plan from 2.1 million shares to 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There were 0.5 million shares available to be granted under this plan as of September 30, 2008. There were no restricted stock grants under the 1992 Plan during fiscal years 2008, 2007 and 2006.

Stock option activity (number of shares) for the Company was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)

Outstanding at October 31, 2005	908,690	16.37
Granted	—	—
Exercised	(66,400)	14.05
Forfeited	(109,520)	11.06

Outstanding at September 30, 2006	732,770	17.37
Granted	—	—
Exercised	(193,520)	17.13
Forfeited	(33,800)	17.63

Outstanding at September 30, 2007	505,450	17.44
Granted	—	—
Exercised	(235,350)	17.79
Forfeited	(2,800)	17.85

Outstanding at September 30, 2008	267,300	17.14	2.91	$4,581

Exercisable at September 30, 2008	189,300	16.60	2.58	$3,143

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2008:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/08	Contractual Life	Price	09/30/08	Price

$13.06 - 15.10	103,600	1.7	$15.10	103,600	$15.10
16.30 - 18.44	161,700	3.7	18.37	83,700	18.30
23.48 - 27.10	2,000	0.7	23.48	2,000	23.48

Total Options	267,300	2.9	17.14	189,300	16.60

No options were granted during the fiscal years ended September 30, 2008, 2007 and 2006.

D.	Acquisitions

General Electric Company’s Medium Voltage Switchgear and Circuit Breakers (“Power/Vac®”)

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit located at its West Burlington, Iowa, facility for $32.0 million, not including expenses. In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE will purchase from the Company all of its requirements for ANSI medium voltage switchgear and circuit breakers and other related equipment and components. We have also agreed to purchase certain of our required product components and subassemblies from GE. In addition, GE provided services related to transitioning the product line from West Burlington, Iowa, to the Company’s facilities in Houston, Texas. The relocation of the product line included all related product technology and design information, engineering, manufacturing and related activities, and was completed during Fiscal 2008. GE continued to manufacture products and supplied them to Powell during the transition period. Following the transition period, the new product line is being manufactured in Houston, Texas.

This acquisition supports our strategy to expand our product offerings and enhance our customer base. This product line has typically been marketed to customers in the distribution, commercial, industrial and utilities sectors. The Power/Vac® product line is marketed through the existing sales force of GE, as well as our own sales team.

The $32.0 million purchase price consisted of an initial payment of $8.5 million paid at closing from existing cash and short-term marketable securities, with the remainder payable in four installments every 10 months over the 40 months following the acquisition date, of $5.5 million (which was paid in June 2007), $6.25 million (which was paid in April 2008), $6.25 million and $5.5 million, respectively. The deferred installments resulted in a discounted purchase price of approximately $28.8 million, based on an assumed discount rate of 6.6%. Approximately $1.2 million of expenses were incurred related to the acquisition, resulting in a total discounted purchase price of $30.0 million. We were also required to purchase the remaining inventory at the end of the transition period for the carrying value of such inventory in GE’s accounting records, and have the option to purchase additional equipment after completion of the transition and product relocation to Houston, Texas.

In connection with the acquisition, we entered into a lease agreement for a facility in Houston, Texas, which increased our manufacturing space by approximately 138,600 square feet. The lease costs approximately $34,000 per month.

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

The amounts assigned to intangible assets were estimated by management based on various factors, including future discounted cash flows and comparisons to other industry data and are amortized over their estimated useful lives which approximate the related contractual terms of the applicable agreements.

Pro Forma Results for Power/Vac® Acquisition

The unaudited pro forma data presented below reflects the results of Powell, assuming the acquisition of Power/Vac® was completed on November 1, 2005 (in thousands, except per share data):

11 Months Ended
September 30,
2006

Revenues	$444,381
Net income	$10,309
Net earnings per common share:
Basic	$0.95
Diluted	$0.93

The unaudited pro forma information includes operating results of the Power/Vac® product line prior to the acquisition date, adjusted to include the pro forma impact of the following:

Power/Vac® 2006

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

E.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Numerator:
Net income	$25,847	$9,913	$8,409

Denominator:
Denominator for basic earnings per share-weighted average shares	11,265	11,045	10,876
Dilutive effect of stock options and restricted stock	187	188	213

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,452	11,233	11,089

Net earnings per share:
Basic	$2.29	$0.90	$0.77

Diluted	$2.26	$0.88	$0.76

For the years ended September 30, 2008, 2007 and 2006, options to purchase -0-, -0- and 24,000 shares, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock.

F.	Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	September 30,
	2008	2007

Balance at beginning of period	$1,739	$1,044
Accrued bad debt expense	637	1,192
Deductions for uncollectible accounts written off, net of recoveries	(1,163)	(527)
(Decrease) increase due to foreign currency translation	(33)	30

Balance at end of period	$1,180	$1,739

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Accrual

Activity in our product warranty accrual consists of the following (in thousands):

	September 30,
	2008	2007

Balance at beginning of period	$5,787	$3,443
Accrued warranty expense	3,946	5,442
Deductions for warranty charges	(2,746)	(3,211)
(Decrease) increase due to foreign currency translation	(194)	113

Balance at end of period	$6,793	$5,787

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2008	2007

Raw materials, parts and subassemblies	$57,742	$31,914
Work-in-progress	14,937	15,875

Total inventories	$72,679	$47,789

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2008	2007

Costs incurred on uncompleted contracts	$513,549	$456,892
Estimated earnings	120,571	104,136

	634,120	561,028
Less: Billings to date	590,882	517,510

	$43,238	$43,518

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$82,574	$69,442
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,336)	(25,924)

	$43,238	$43,518

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2008	2007	Asset Lives

Land	$7,628	$7,997	—
Buildings and improvements	49,500	49,100	3 - 39 Years
Machinery and equipment	51,037	49,588	3 - 15 Years
Furniture and fixtures	2,992	3,097	3 - 10 Years
Construction in process	508	2,337	—

	111,665	112,119
Less: Accumulated depreciation	(50,119)	(44,718)

Total property, plant and equipment, net	$61,546	$67,401

Included in property and equipment are assets under capital lease of approximately $246,000 at September 30, 2008 and 2007, with related accumulated depreciation of approximately $225,000 and $176,000, respectively. Depreciation expense, including the depreciation of capital leases, was approximately $8.1 million, $7.7 million and $5.2 million for fiscal years 2008, 2007 and 2006, respectively.

G.	Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 50% of employee contributions up to an employee contribution of 6% of each employee’s salary. We recognized expenses of $2.2 million, $1.7 million and $1.2 million in fiscal years 2008, 2007 and 2006, respectively, under this plan primarily related to matching contributions.

Employee Stock Ownership Plan

We have an employee stock ownership plan (“ESOP”) for the benefit of substantially all full-time employees other than employees covered by a collective bargaining agreement to which the ESOP has not been extended by any agreement or action of ours. The ESOP initially purchased 793,525 shares of the Company’s common stock from a major stockholder. At September 30, 2008 and 2007, there were 490,366 and 539,550 shares in the trust with 438,764 and 443,085 shares allocated to participants, respectively. The funding for this plan was provided through a loan from the Company of $4.5 million in 1992. This loan will be repaid by the ESOP over a 20-year period with equal payments of $424,000 per year, including interest at 7%. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying Consolidated Balance Sheets. We are required to make annual contributions to the ESOP to enable it to repay its loan to us. The amount in the deferred compensation account is amortized as compensation expense over 20 years as employees earn their shares for services rendered. The loan agreement also provides for prepayment of the loan if we elect to make any additional contributions. Compensation expense for fiscal years 2008, 2007 and 2006 was approximately $387,000, $361,000 and $311,000, respectively, and interest income for fiscal years 2008, 2007 and 2006 was approximately $38,000, $63,000 and $78,000, respectively. The receivable from the ESOP is recorded as a reduction of stockholders’ equity, and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. As of September 30, 2008 and 2007, the remaining ESOP receivable was $0.2 million and $0.5 million, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation

The Company offers an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a “Rabbi Trust”). In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in Fiscal 2008. Total assets held by the trustee and deferred compensation liabilities were $1.2 million at September 30, 2008.

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $1.6 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, the Company has invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $3.6 million at September 30, 2008.

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

For the year ended September 30, 2008, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of October 1, 2007, our measurement date.

Effective September 30, 2007, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an Amendment of SFAS No. 87, 88, 106 and 132R, which requires the recognition of actuarial gains or losses, prior service costs or credits and transition assets or obligations in pension obligations and accumulated other comprehensive income that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R).

Amounts recognized in accumulated other comprehensive income as of September 30, 2008, consist of the following on a pretax basis (in thousands):

Net actuarial gain	$(996)
Prior service cost	398

Total recognized in accumulated other comprehensive income	$(598)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts in accumulated other comprehensive income as of September 30, 2008, expected to be recognized as components of net periodic postretirement benefit cost in 2009 are as follows (in thousands):

Net actuarial gain	$(83)
Prior service cost	116

Total	$33

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2008	2007

Changes in postretirement benefit obligation:
Balance at beginning of year	$942	$832
Service cost	52	53
Interest cost	49	50
Actuarial loss (gain)	(234)	20
Benefits paid	(2)	(13)

Balance at end of year	$807	$942

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	2	13
Benefits paid	(2)	(13)

Fair value of assets at end of year	$—	$—

Reconciliation of funded status(1)
Unfunded liability	$(807)	$(942)
Unrecognized prior service cost	398	514
Unrecognized net actuarial gain	(996)	(842)

Net liability recognized	$(1,405)	$(1,270)

(1)	Effective September 30, 2007, we adopted SFAS No. 158.

	2008	2007

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	7.45	6.24
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2011	2010

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2008, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of approximately $49,000 and $9,000 or a decrease of approximately $44,000 and $8,000, respectively.

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Components of net periodic postretirement benefit cost:
Service cost	$52	$53	$42
Interest cost	49	50	39
Prior service cost	115	106	97
Net gain recognized	(79)	(71)	(75)

Net periodic postretirement benefit cost	$137	$138	$103

	2008	2007

Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	6.24	5.74
Current year trend rate	9.00	8.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2010	2009

Future expected benefit payments as of September 30, 2008, related to postretirement benefits for the subsequent five years are as follows (in thousands):

Expected
Benefit
Year Ending September 30,	Payments

2009	$59
2010	65
2011	82
2012	85
2013	92
2014 through 2018	506

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,
	2008	2007

US Revolver	$19,000	$2,000
UK Revolver	2,726	4,710
UK Term Loan	4,907	7,986
Deferred acquisition payable	9,512	15,075
Industrial development revenue bonds	5,600	6,000
Capital lease obligations	13	65

Subtotal long-term debt and capital lease obligations	41,758	35,836
Less current portion	(7,814)	(8,464)

Total long-term debt and capital lease obligations	$33,944	$27,372

The annual maturities of long-term debt as of September 30, 2008, are as follows (in thousands):

	Long-Term
	Debt	Capital
Year Ending September 30,	Maturities	Leases	Total

2009	$7,801	$13	$7,814
2010	6,873	—	6,873
2011	22,671	—	22,671
2012	400	—	400
2013	400	—	400
Thereafter	3,600	—	3,600

Total long-term debt maturities	$41,745	$13	$41,758

US and UK Revolvers

On December 14, 2007, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement extended the expiration date to December 31, 2011.

The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $7.3 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $10.9 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants discussed below and restricts our ability to pay dividends. Obligations are collateralized by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. The interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver and the UK Term Loan is a floating rate based upon the LIBOR plus a margin which can range from 1% to 2%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement is reduced by $20.0 million for our outstanding letters of credit at September 30, 2008.

There was £1.5 million, or approximately $2.7 million, outstanding under the UK Revolver and $19.0 million outstanding under the US Revolver as of September 30, 2008. Amounts available under the US Revolver and the UK Revolver were approximately $19.5 million and $4.5 million, respectively, at September 30, 2008. The US Revolver and the UK Revolver expire on December 31, 2011.

The Amended Credit Agreement contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a material adverse change clause. Covenant compliance is assessed as of each quarter-end.

The Amended Credit Agreement’s principal financial covenants include:

Minimum Tangible Net Worth — The Amended Credit Agreement permits consolidated tangible net worth (stockholders’ equity, less intangible assets) as of the end of each quarter to be less than the sum of $120,000,000, plus an amount equal to 50% of the Company’s consolidated net income for each fiscal quarter, plus an amount equal to 100% of the aggregate increases in stockholders’ equity by reason of the issuance and sale of any equity interests.

Minimum Fixed Charge Coverage Ratio — The Amended Credit Agreement requires that the consolidated fixed charge coverage ratio be less than 1.25 to 1.00. The consolidated fixed charge calculation is income before interest and income taxes, increased by depreciation and amortization expense (EBITDA) and reduced by income taxes and capital expenditures for the previous 12 months, divided by the sum of payments on long-term debt, excluding the US Revolver and the UK Revolver and interest expense, during the previous 12 months.

Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be greater than 3.00 to 1.00 for quarters through December 31, 2008, then changes to 2.75 to 1.00 for the quarter ended March 31, 2009, and forward. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of the Company’s domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary of the Company. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with the Company’s existing subordinated debt. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become or be declared immediately due and payable.

In December 2008, the Company further amended its Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million through February 28, 2009 to provide additional capacity to the Company as a result of working capital continuing to be invested due to increased operations in the second half of Fiscal 2008. This additional capacity is then reduced to $12.5 million through June 1, 2009. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increases the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extends the expiration of the Amended Credit Agreement by one year, to December 31, 2012.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UK Term Loan

The UK Term Loan provided £6.0 million, or approximately $10.9 million, for financing the July 2005 acquisition of Switchgear & Instrumentation Limited (“S&I”). Approximately £5.0 million, or approximately $9.1 million, of this facility was used to finance the portion of the purchase price of S&I that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.8 million, was utilized as the initial working capital for S&I. Quarterly installments of £300,000, or approximately $545,000, began March 31, 2006, with the final payment due on March 31, 2010. As of September 30, 2008, £2.7 million, or $4.9 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 1% to 2% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to GE at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months following the acquisition date. The remaining deferred installments result in a discounted deferred acquisition payable of approximately $9.5 million at September 30, 2008, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $5.2 million and is included in the current portion of long-term debt.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2008, the balance in the restricted sinking fund was approximately $432,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 7.6% per annum on September 30, 2008.

Capital Leases and Other

Some machinery and equipment used in our manufacturing facilities were financed through capital lease agreements. These capital lease agreements are collateralized by the leased property. The capital lease obligations are at a fixed interest rate of 3%.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Income Taxes

The net deferred income tax asset (liability) is comprised of the following (in thousands):

	September 30,
	2008	2007

Current deferred income taxes:
Gross assets	$8,505	$6,093
Gross liabilities	(6,987)	(4,195)

Net current deferred income tax asset	1,518	1,898

Noncurrent deferred income taxes:
Gross assets	3,600	2,819
Gross liabilities	(2,071)	(1,217)

Net noncurrent deferred income tax asset (liability)	1,529	1,602

Net deferred income tax asset	$3,047	$3,500

At September 30, 2008 and 2007, the noncurrent deferred income tax asset is included in other assets on the Consolidated Balance Sheets.

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities are as follows (in thousands):

	September 30,
	2008	2007

Allowance for doubtful accounts	$330	$505
Workers’ compensation	340	—
Stock-based compensation	340	171
Reserve for accrued employee benefits	1,972	1,727
Warranty accrual	2,692	1,533
Uncompleted long-term contracts	(6,987)	(4,195)
Depreciation and amortization	(143)	322
Deferred compensation	1,341	829
Postretirement benefits liability	201	456
Accrued legal	65	101
Uniform capitalization and inventory	3,212	2,092
Software development costs	(483)	(474)
Other	167	433

Net deferred income tax asset	$3,047	$3,500

The components of the income tax provision are as follows (in thousands):

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Current:
Federal	$10,487	$3,904	$4,294
State	1,628	641	583
Foreign	1,601	1,626	1,235
Deferred	356	(703)	(1,503)

Total income tax provision	$14,072	$5,468	$4,609

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, is as follows:

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Statutory rate	35%	35%	35%
Revised state tax exposure	—	—	—
State income taxes, net of federal benefit	3	3	3
Federal extraterritorial income exclusion	—	—	(1)
Non-taxable interest income	—	—	(1)
Other permanent tax items	(1)	(2)	—
Foreign rate differential	(1)	(1)	(1)
Domestic production activities deduction	(1)	—	—

Effective rate	35%	35%	35%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35% in Fiscal 2008 compared to 35% in both Fiscal 2007 and 2006, respectively.

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

In the first quarter of Fiscal 2008, the Company adopted FIN 48. Upon adoption of FIN 48, the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which are recorded as components of income tax expense, in the amount of $0.3 million as of September 30, 2008. A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

Balance as of October 1, 2007	$1,200
Increases related to tax positions taken during a prior period	112
Decreases related to expectations of statute of limitations	(315)

Balance as of September 30, 2008	$997

The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2008, was not material.

There was no material change in the net amount of unrecognized tax benefits in the year ended September 30, 2008. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 37% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

The Company is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions, primarily the United Kingdom. For United States federal income tax purposes, all years prior to 2004

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are closed. The Internal Revenue Service (“IRS”) is currently examining the 2006 and 2007 years. Powell does not consider any state in which it does business to be a major tax jurisdiction under FIN 48. The Company remains open to examination in the United Kingdom since the acquisition of Switchgear & Instrumentation Limited in 2005.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

J.	Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill which is not being amortized and (2) patents, trademarks, tradenames, non-compete agreements, a supply agreement and purchased technologies which are amortized over their estimated useful lives. Goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. We test for impairment of goodwill annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives continue to be amortized over their estimated useful lives. No impairment was identified as a result of performing our annual impairment test for fiscal years 2008, 2007 or 2006.

A summary of goodwill, intangible and other assets follows (in thousands):

	September 30, 2008		September 30, 2007
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill not subject to amortization	$1,265	$181	$1,265	$181
Intangible assets subject to amortization:
Supply agreement — Power/Vac®	17,580	2,538	17,580	1,367
Non-compete agreements	4,170	1,809	4,170	975
Patents and Trademarks	804	774	830	744
Tradenames and unpatented technology	11,938	4,358	12,444	3,077
Deferred loan costs	809	620	809	465

	$36,566	$10,280	$37,098	$6,809

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total

2009	$3,642
2010	3,612
2011	3,455
2012	2,603
2013	2,373

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2014. At September 30, 2008, the minimum annual rental commitments under leases having terms in excess of one year are as follows (in thousands):

Operating
Years Ending September 30,	Leases

2009	$2,995
2010	2,721
2011	2,552
2012	2,274
2013	1,414
Thereafter	587

Total lease commitments	$12,543

Lease expense for all operating leases was $2.7 million, $2.4 million and $2.0 million for fiscal years 2008, 2007 and 2006, respectively.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $20.0 million as of September 30, 2008, under our Amended Credit Agreement. We also had performance and maintenance bonds totaling approximately $127.1 million that were outstanding, with additional bonding capacity of approximately $52.9 million available, at September 30, 2008.

In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with (1) £10.0 million in bonds (approximately $18.2 million), (2) £2.5 million of forward exchange contracts and currency options (approximately $4.5 million) and (3) the issuance of bonds and entering into forward exchange contracts and currency options. At September 30, 2008, we had outstanding a total of £5.9 million, or approximately $10.7 million, of obligations under this Facility Agreement.

The Facility Agreement is secured by a guarantee from Powell. The Facility Agreement’s principal financial covenants are the same as those discussed in Note H for the Amended Credit Facility. The Facility Agreement provides for customary events of default and carries cross-default provisions with the Company’s Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Despite attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest, court costs and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008. However, based upon the judgment issued in favor of the Company, we anticipate that we will be able to recover the net assets of approximately $1.9 million recorded in the consolidated balance sheet at September 30, 2008.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Detailed information regarding our business segments is shown below (in thousands):

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Revenues:
Electrical Power Products	$611,470	$541,584	$347,928
Process Control Systems	27,234	22,698	26,619

Total	$638,704	$564,282	$374,547

Gross profit:
Electrical Power Products	$118,171	$89,044	$61,493
Process Control Systems	8,235	6,547	7,565

Total	$126,406	$95,591	$69,058

Income (loss) before income taxes and minority interest:
Electrical Power Products	$38,241	$14,781	$11,273
Process Control Systems	1,627	621	1,742

Total	$39,868	$15,402	$13,015

	September 30,
	2008	2007

Identifiable tangible assets:
Electrical Power Products	$342,105	$279,901
Process Control Systems	8,734	7,365
Corporate	20,507	23,460

Total	$371,346	$310,726

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $25,014,000 and $28,861,000 of intangible and other assets as of September 30, 2008 and 2007, respectively, and corporate had approximately $189,000 and $344,000 of deferred loan costs, as of September 30, 2008 and 2007, respectively, which are not included in identifiable tangible assets above.

Geographic Information

Revenues are as follows (in thousands):

			11 Months
	Year Ended		Ended
	September 30,		September 30,
	2008	2007	2006

Europe (including former Soviet Union)	$50,807	$28,118	$24,788
Far East	13,092	27,600	32,722
Middle East and Africa	55,960	58,879	29,278
North, Central and South America (excluding U.S.)	49,772	76,964	24,676
United States	469,073	372,721	263,083

Total revenues	$638,704	$564,282	$374,547

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The United States is the only country that accounted for more than 10% of consolidated revenues in fiscal years 2008, 2007 or 2006.

	September 30,
	2008	2007

Long-lived assets:
United States	$52,943	$57,110
United Kingdom	8,563	10,240
Other	40	51

Total	$61,546	$67,401

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M.	Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2008 and 2007 (in thousands, except per share data):

	2008 Quarters
	First	Second	Third	Fourth	2008

Revenues	$147,121	$160,333	$164,123	$167,127	$638,704
Gross profit	26,695	30,692	35,002	34,017	126,406
Net income	3,586	6,029	7,893	8,339	25,847
Basic earnings per share	0.32	0.54	0.70	0.73	2.29
Diluted earnings per share	0.32	0.53	0.69	0.72	2.26

	2007 Quarters
	First	Second	Third	Fourth	2007

Revenues	$122,776	$141,912	$149,131	$150,463	$564,282
Gross profit	20,090	22,765	27,426	25,310	95,591
Net income	2,029	2,254	3,170	2,460	9,913
Basic earnings per share	0.19	0.20	0.29	0.22	0.90
Diluted earnings per share	0.18	0.20	0.28	0.22	0.88

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2008, based on criteria in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2008, which appears in their report to the financial statements included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, management continued the domestic enterprise resource planning system implementation which began in Fiscal 2006. This conversion has involved various changes to internal processes and control procedures over financial reporting. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the last quarter of the period covered by this report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2008, under the heading set forth above.

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

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2008, under the heading set forth above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2008, under the heading set forth above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2008, under the heading set forth above.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2008, under the heading set forth above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.  Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2. Financial Statement Schedule.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number			Description of Exhibits

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Description of Exhibits

10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed July 24, 2008, and incorporated herein by reference).
*10	.24	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party.
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.

By:	/s/ Patrick L. McDonald
Patrick L. McDonald
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Christopher E. Cragg Christopher E. Cragg	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director

Date: December 10, 2008

EXHIBIT INDEX

Number			Exhibit Title

2.1		—	Agreement for the sale and purchase of certain assets and the assumption of certain liabilities of Switchgear & Instrumentation Limited, dated July 4, 2005 (filed as Exhibit 2.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
2.2		—	Agreement for the sale of freehold land at Ripley Road, Bradford, dated July 4, 2005 (filed as Exhibit 2.2 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
**2	.3	—	Asset Purchase Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 2.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
3.1		—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2		—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1		—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2		—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3		—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5		—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6		—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7		—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8		—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9		—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10		—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11		—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12		—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13		—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Exhibit Title

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed on July 24, 2008, and incorporated herein by reference).
*10	.24	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party .
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.