Form 10-Q
period 2008-12-31
POWELL INDUSTRIES INC
filed 2009-02-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
(713) 944-6900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     At February 6, 2009, there were 11,432,660 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,957	$10,134
Accounts receivable, less allowance for doubtful accounts of $1,082 and $1,180, respectively	133,450	132,446
Costs and estimated earnings in excess of billings on uncompleted contracts	81,908	82,574
Inventories, net	63,683	72,679
Income taxes receivable	140	149
Deferred income taxes	2,532	1,518
Prepaid expenses and other current assets	2,459	3,935

Total Current Assets	309,129	303,435
Property, plant and equipment, net	59,839	61,546
Goodwill	1,084	1,084
Intangible assets, net	23,758	25,014
Other assets	6,471	6,555

Total Assets	$400,281	$397,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$11,649	$7,814
Income taxes payable	4,293	7,223
Accounts payable	57,055	54,168
Accrued salaries, bonuses and commissions	18,247	26,361
Billings in excess of costs and estimated earnings on uncompleted contracts	66,199	39,336
Accrued product warranty	7,291	6,793
Other accrued expenses	13,016	11,041

Total Current Liabilities	177,750	152,736
Long-term debt and capital lease obligations, net of current maturities	8,709	33,944
Deferred compensation	2,764	2,821
Postretirement benefit obligation	832	807
Other liabilities	207	204

Total Liabilities	190,262	190,512

Commitments and Contingencies (Note G)
Minority Interest	523	248

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,432,660 and 11,403,687 shares issued, respectively; 11,432,660 and 11,403,687 shares outstanding, respectively	114	114
Additional paid-in capital	27,511	26,921
Retained earnings	188,097	180,244
Accumulated other comprehensive income	(5,416)	335
Deferred compensation	(810)	(740)

Total Stockholders’ Equity	209,496	206,874

Total Liabilities and Stockholders’ Equity	$400,281	$397,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2008	December 31, 2007
Revenues	$170,489	$147,121
Cost of goods sold	135,987	120,426

Gross profit	34,502	26,695
Selling, general and administrative expenses	21,561	20,111

Income before interest, income taxes and minority interest	12,941	6,584
Interest expense	472	865
Interest income	(57)	(115)

Income before income taxes and minority interest	12,526	5,834
Income tax provision	4,397	2,129
Minority interest	276	119

Net income	$7,853	$3,586

Net earnings per common share:
Basic	$0.69	$0.32

Diluted	$0.68	$0.32

Weighted average shares:
Basic	11,413	11,155

Diluted	11,479	11,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2008	December 31, 2007
Operating Activities:
Net income	$7,853	$3,586
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,918	1,963
Amortization	877	934
Amortization of unearned restricted stock	158	85
Stock-based compensation	590	808
Minority interest	276	119
Gain on disposition of assets	8	9
Bad debt expense	384	70
Deferred income taxes	(916)	(197)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,457)	(24,556)
Costs and estimated earnings in excess of billings on uncompleted contracts	(216)	14,714
Inventories	8,105	(11,705)
Prepaid expenses and other current assets	1,508	191
Other assets	(21)	(46)
Accounts payable and income taxes payable	1,244	(9,808)
Accrued liabilities	(6,635)	(3,784)
Billings in excess of costs and estimated earnings on uncompleted contracts	27,554	12,856
Deferred compensation	(285)	124
Other liabilities	26	30

Net cash provided by (used in) operating activities	37,971	(14,607)

Investing Activities:
Proceeds from sale of fixed assets	1	—
Purchases of property, plant and equipment	(1,965)	(746)

Net cash used in investing activities	(1,964)	(746)

Financing Activities:
Borrowings on US revolving line of credit	50,953	31,452
Payments on US revolving line of credit	(69,953)	(15,952)
Payments on UK term loan	(434)	(614)
Payments on industrial development revenue bonds	(400)	(400)
Proceeds from exercise of stock options	—	1,510
Tax benefit from exercise of stock options	—	719
Payments on short-term and other financing	(13)	(13)

Net cash (used in) provided by financing activities	(19,847)	16,702

Net increase in cash and cash equivalents	16,160	1,349
Effect of exchange rate changes on cash and cash equivalents	(1,337)	(53)
Cash and cash equivalents at beginning of period	10,134	5,257

Cash and cash equivalents at end of period	$24,957	$6,553

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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. Powell believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the SEC on December 10, 2008.
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
     Fair Value Measurements
On October 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 partially defers the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS No. 157 is effective for financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007, our fiscal 2009. Under FSP 157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. Our adoption of SFAS No. 157 for our financial assets and liabilities and non-financial assets and liabilities that are recognized using fair value on a recurring basis did not have a significant impact on our financial statements. See Note C, Fair Value Measurements, for further discussion of our adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. We have determined not to elect the fair value measurement option under SFAS No. 159.
     Foreign Currency Translation
The functional currency for the Company’s foreign subsidiaries is the local currency where the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars in accordance with SFAS No. 52, Foreign Currency Translation. All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
     Derivative Financial Instruments
As part of managing its exposure to changes in foreign currency exchange rates, the Company periodically utilizes foreign exchange forward contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on accounts receivable, accounts payable and forecasted cash transactions. These contracts are recorded in the Condensed Consolidated Balance Sheets at fair value, which is based upon an income approach consisting of a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the contracts using current market information as of the reporting date, such as foreign currency spot and forward rates.
The Company formally documents its hedging relationship, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balances Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Condensed Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting and any unrealized gains or losses are recorded in the Condensed Consolidated Financial Statements.
     Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments and cumulative currency translation adjustments.

     Income Taxes
The Company uses an estimated annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual discrete items are recognized in the quarter in which they occur.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) on October 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
In the first quarter of fiscal 2008, the Company adopted FIN 48. Upon adoption of FIN 48 the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. At December 31, 2008, the total tax reserves had decreased to approximately $1.0 million as a result of tax positions taken during the quarter and the expiration of statute of limitations.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three months ended December 31, 2008 was not material.
There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2009. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 37% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
The Company is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions, primarily the United Kingdom. For United States federal income tax purposes, all years prior to 2004 are closed. The Internal Revenue Service (“IRS”) is currently examining the 2006 and 2007 years. Powell does not consider any state in which it does business to be a major tax jurisdiction under FIN 48. The Company remains open to examination in the United Kingdom since the acquisition of Switchgear & Instrumentation Limited in 2005.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133 and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.
To accomplish the three objectives listed above, SFAS No. 161 requires: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure; 2) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The adoption of SFAS No. 161 is not expected to have a material impact on our condensed consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
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
In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted October 1, 2008, but currently has no effect on the Company’s results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Tack Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt EITF 08-06 as of the beginning of fiscal 2010, and is currently assessing the potential impact upon adoption.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS No. 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal 2011. The Company does not expect FSP FAS 132(R)-1 will have a material impact on its condensed consolidated financial statements.
B. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2008	2007
Numerator:
Net income	$7,853	$3,586

Denominator:
Denominator for basic earnings per share-weighted average shares	11,413	11,155
Dilutive effect of stock options and restricted stock	66	217

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,479	11,372

Net earnings per share:
Basic	$0.69	$0.32

Diluted	$0.68	$0.32

All options were included in the computation of diluted earnings per share for the three months ended December 31, 2008 and 2007, respectively, as the options’ exercise prices were less than the average market price of our common stock.
C. FAIR VALUE MEASUREMENTS
We measure certain financial assets and liabilities at fair value. As discussed in Note A, Overview and Summary of Significant Accounting Policies, effective October 1, 2008, we adopted SFAS No. 157, subject to the deferral provisions of FSP 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. SFAS No. 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, SFAS No. 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.
The three levels of the fair value hierarchy are as follows:
Level 1 — Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly, including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements Using Inputs
	Considered as			Fair Value at
	Level 1	Level 2	Level 3	December 31, 2008

Assets
Cash equivalents	$125	$—	$—	$125
Foreign currency forward contracts	—	$205	$—	205

Total	$125	$205	$—	$330

Liabilities
Foreign currency forward contracts	$—	$2,792	$—	$2,792

Total	$—	$2,792	$—	$2,792

Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets. Our money market instruments are valued primarily using quoted market prices and are included in Level 1 inputs. The fair value at December 31, 2008 for cash equivalents was approximately $0.1 million.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at December 31, 2008. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. The $2.6 million net fair value of our foreign currency forward contracts was included in prepaid expense and other current assets and other accrued expenses in our Condensed Consolidated Balance Sheets.
D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
      Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$1,180	$1,739
Accrued bad debt expense	334	70
Deductions for uncollectible accounts written off, net of recoveries	(385)	(134)
Decrease due to foreign currency translation	(47)	(7)

Balance at end of period	$1,082	$1,668

     Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$6,793	$5,787
Accrued warranty expense	1,468	1,125
Deductions for warranty charges	(564)	(712)
Decrease due to foreign currency translation	(406)	(38)

Balance at end of period	$7,291	$6,162

     Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2008	2008
Raw materials, parts and subassemblies	$50,971	$57,742
Work-in-progress	12,712	14,937

Total inventories	$63,683	$72,679

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2008	2008
Costs incurred on uncompleted contracts	$518,106	$513,549
Estimated earnings	121,870	120,571

	639,976	634,120
Less: Billings to date	624,267	590,882

	$15,709	$43,238

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,908	$82,574
Billings in excess of costs and estimated earnings on uncompleted contracts	(66,199)	(39,336)

	$15,709	$43,238

E. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Net income	$7,853	$3,586
Unrealized loss on foreign currency translation	(4,020)	(486)
Unrealized loss on derivative contracts	(1,731)	—

Comprehensive income	$2,102	$3,100

F. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2008	2008
US Revolver	$—	$19,000
UK Revolver	2,172	2,726
UK Term Loan	3,474	4,907
Deferred acquisition payable	9,512	9,512
Industrial development revenue bonds	5,200	5,600
Capital lease obligations	—	13

Subtotal long-term debt and capital lease obligations	20,358	41,758
Less current portion	(11,649)	(7,814)

Total long-term debt and capital lease obligations	$8,709	$33,944

     US and UK Revolvers
In December 2007, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company.

The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $5.8 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $8.7 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants discussed below and restricts our ability to pay dividends. Obligations are collateralized by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement for the US revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. The interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver and the UK Term Loan is a floating rate based upon the LIBOR plus a margin which can range from 1% to 2%, as determined by the Company’s consolidated leverage ratio as defined with the Amended Credit Agreement. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.
In December 2008, we further amended our Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million, to $83.5 million, through February 28, 2009 to provide additional capacity to the Company to support working capital needs due to increased operations in the second half of 2008. This additional capacity is then reduced by $12.5 million through June 1, 2009. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increased the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extended the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by $17.1 million for our outstanding letters of credit at December 31, 2008.
There was £1.5 million, or approximately $2.2 million, outstanding under the UK Revolver at December 31, 2008. There were no borrowings outstanding under the US Revolver as of December 31, 2008. Amounts available under the US Revolver and the UK Revolver were approximately $66.4 million and $3.6 million, respectively, at December 31, 2008. The US Revolver and the UK Revolver expire on December 31, 2012.
The Amended Credit Agreement contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in the operations, business, properties, liabilities or condition (financial or otherwise) of the Company or a material impairment of the ability of the Company to perform its obligations under its debt agreements. Covenant compliance is assessed as of each quarter-end.
The Amended Credit Agreement’s principal financial covenants include:
Minimum Tangible Net Worth — The Amended Credit Agreement requires consolidated tangible net worth (stockholders’ equity, less intangible assets) as of the end of each quarter to be greater than the sum of $172,500,000, plus an amount equal to 50% of the Company’s consolidated net income for each fiscal quarter, plus an amount equal to 100% of the aggregate increase in stockholders’ equity by reason of the issuance and sale of any equity interests.
Minimum Fixed Charge Coverage Ratio — The Amended Credit Agreement requires that the consolidated fixed charge coverage ratio be greater than 1.25 to 1.00. The consolidated fixed charge calculation is income before interest and income taxes, increased by depreciation and amortization expense (EBITDA) and reduced by income taxes and capital expenditures for the previous 12 months, divided by the sum of payments on long-term debt, excluding the US Revolver and the UK Revolver and interest expense, during the previous 12 months.
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 3.00 to 1.00 for quarters through December 31, 2008, then changes to 2.75 to 1.00 for the quarter ended March 31, 2009, and forward. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
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
     UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $8.7 million, for financing the acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $7.2 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.4 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $434,000, began March 31, 2006, with the final payment due on March 31, 2010. As of December 31, 2008, £2.4 million, or approximately $3.5 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 1% to 2% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the 40 months following the acquisition date. The remaining deferred installments resulted in a discounted deferred acquisition payable of approximately $9.5 million at December 31, 2008, based on an assumed discount rate of 6.6%. The current portion of this deferred acquisition payable is $9.5 million and is included in the current portion of long-term debt based on the payment terms of the acquisition agreement.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2008, the balance in the restricted sinking fund was approximately $133,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.5% per year at December 31, 2008.
G. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $17.1 million as of December 31, 2008, under our Amended Credit Agreement. We also had performance and maintenance bonds totaling approximately $126.4 million that were outstanding, with additional bonding capacity of approximately $53.6 million available, at December 31, 2008.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $14.5 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $3.6 million) and 3) the issuance of bonds and entering into forward exchange contracts and currency options. At December 31, 2008, we had outstanding a total of £5.9 million, or approximately $8.5, million under this Facility Agreement.
The Facility Agreement is secured by a guarantee from Powell. The Facility Agreement’s principal financial covenants are the same as those discussed in Note F for the Amended Credit Facility. The Facility Agreement provides for customary events of default and carries cross-default provisions with the Company’s Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.

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
As required by the court, the Commission made a partial payment of the award of $2.5 million in December 2008. This amount allowed the Company to recover the amount recorded as a net asset on its Condensed Consolidated Balance Sheet related to this project. The ultimate outcome of this dispute is still subject to appeal.
H. STOCK-BASED COMPENSATION
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for a full description of the Company’s existing stock-based compensation plans.
     Restricted Stock Units
In October 2007 and October 2008, the Company granted approximately 34,300 and 32,900 restricted stock units (“RSU“s), respectively, with a fair value of $37.89 and $40.81 per unit, respectively, to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At December 31, 2008, there were approximately 95,400 RSUs outstanding with a vesting period of three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the three months ended December 31, 2008, the Company recorded compensation expense of approximately $0.6 million related to the RSUs.

     Stock Options
Stock option activity for the three months ended December 31, 2008 was as follows:

Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
(In thousands)
Outstanding at September 30, 2008	267,300	$17.14
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	267,300	$17.14	2.66	$4,581

Exercisable at December 31, 2008	189,300	$16.60	2.32	$3,143

I. DERIVATIVE FINANCIAL INSTRUMENTS
The Company operates in various countries and has a significant operation in the United Kingdom. These international operations expose the Company to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS No. 138”). The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (U.S. Dollar/British Pound Sterling exchange rate) associated with certain contracted sales. As of December 31, 2008, the Company held only derivatives that were designated as cash flow hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a cash flow hedge by documenting the relationship between the derivative and the hedged item. The documentation should include a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an on-going basis. The Company assesses the on-going effectiveness of its hedges in accordance with the Cumulative Dollar-Offset Approach as described in Derivative Implementation Group Issue No. E-8, Hedging — General: Assessing Hedge Effectiveness of Fair Value and Cash Flow Hedges Period-by-Period or Cumulatively under a Dollar-Offset Approach, and measures and records hedge ineffectiveness at the end of each fiscal quarter, as necessary.
All derivative instruments are recognized at estimated fair value and are reported in prepaid expenses and other current assets or other accrued expenses in the Condensed Consolidated Balance Sheets. For a cash flow hedge, the effective portion of the change in fair value of the hedging instrument is recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives designated as cash flow hedges are reported in the Condensed Consolidated Statements of Operations as the changes occur.
As of December 31, 2008, amounts related to derivatives designated as cash flow hedges and recorded in accumulated other comprehensive income were an unrealized loss of approximately $2.7 million, net of taxes of approximately $0.9 million. The notional and fair values of all derivative instruments were as follows (in thousands):

	December 31, 2008		September 30, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Foreign Currency Forward Contracts	$21,766	$2,587	$—	$—

J. BUSINESS SEGMENTS
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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Electrical Power Products	$163,910	$141,089
Process Control Systems	6,579	6,032

Total	$170,489	$147,121

Gross profit:
Electrical Power Products	$32,172	$24,844
Process Control Systems	2,330	1,851

Total	$34,502	$26,695

Income before income taxes and minority interest:
Electrical Power Products	$12,119	$5,614
Process Control Systems	407	220

Total	$12,526	$5,834

	December 31, 2008	September 30, 2008
Identifiable tangible assets:
Electrical Power Products	$330,334	$342,105
Process Control Systems	8,056	8,734
Corporate	36,842	20,507

Total	$375,232	$371,346

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $23,759,000 and $25,014,000 of intangible and other assets as of December 31, 2008 and September 30, 2008, respectively, and corporate had approximately $207,000 and $189,000 of deferred loan costs, as of December 31, 2008 and September 30, 2008, respectively, which are not included in identifiable tangible assets above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the Securities and Exchange Commission on December 10, 2008 and is available on the SEC’s website at www.sec.gov.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential shareholders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current worldwide financial crisis and economic downturn may likely affect our customer base and suppliers, and could materially affect our backlog and profits.

•	The U.S. government’s proposed plan to address the financial crises may not be effective to stabilize the financial markets or to increase the availability of credit.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

•	Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

•	Our acquisition strategy involves a number of risks.

•	We may not be able to fully realize the revenue value reported in our backlog.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2008. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
Overview
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note J of Notes to Condensed Consolidated Financial Statements.
Throughout fiscal 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business activity in fiscal 2008. Customer inquiries, or requests for proposals, strengthened throughout fiscal years 2007 and 2008. This increase in customer inquiries led to increased orders in fiscal year 2008, and accordingly, a strong backlog of orders into fiscal year 2009.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $23.4 million to $170.5 million in the first quarter of fiscal 2009 compared to $147.1 million in the first quarter of fiscal 2008. Revenues increased as the Company has responded to strong market demand by increasing our capacity and throughput. For the first quarter of fiscal 2009, domestic revenues increased by 27.3% to $134.3 million compared to the first quarter of 2008. Total international revenues were $36.2 million in the first quarter of 2009 compared to $41.6 million in the first quarter of 2008. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the first quarter of fiscal 2009 increased by approximately $7.8 million, to $34.5 million, as a result of improved pricing and productivity. Gross profit as a percentage of revenues increased to 20.2% in the first quarter of fiscal 2009, compared to 18.1% in the first quarter of fiscal 2008.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $163.9 million in the first quarter of fiscal 2009, compared to $141.1 million for the first quarter of fiscal 2008. In the first quarter of fiscal 2009, revenues from public and private utilities were approximately $38.5 million, compared to $43.7 million in the first quarter of fiscal 2008. Revenues from commercial and industrial customers totaled $114.1 million in the first quarter of fiscal 2009, an increase of $27.9 million compared to the first quarter of fiscal 2008. Municipal and transit projects generated revenues of $11.3 million in the first quarter of fiscal 2009 compared to $11.2 million in the first quarter of fiscal 2008.
Business segment gross profit, as a percentage of revenues, was 19.6% in the first quarter of fiscal 2009, compared to 17.6% in the first quarter of fiscal 2008. This increase in gross profit as a percentage of revenues resulted from increased production volumes and improvements in production of the Power/Vac® product line.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $6.6 million in the first quarter of fiscal 2009, an increase from $6.0 million in the first quarter of fiscal 2008. Business segment gross profit, as a percentage of revenues, increased to 35.4% in the first quarter of fiscal 2009 compared to 30.7% in the first quarter of fiscal 2008. This increase resulted from a favorable mix of jobs with increased value-added services.
For additional information related to our business segments, see Note J of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 12.7% of revenues in the first quarter of fiscal 2009 compared to 13.7% of revenues in the first quarter of fiscal 2008. Selling, general and administrative expenses were $21.6 million for the first quarter of fiscal 2009 compared to $20.1 million for the first quarter of fiscal 2008. As a percentage of revenues, selling, general and administrative expenses decreased primarily because we were able to leverage our existing infrastructure to support our increased production volume.
Interest Expense and Income
Interest expense was $0.5 million in the first quarter of 2009, a decrease of approximately $0.4 million compared to the first quarter of fiscal 2008. The decrease in interest expense is primarily due to lower interest rates and the ability to pay down our line of credit during the first quarter of fiscal 2009.
Interest income was $0.1 million in the first quarter of fiscal 2009 compared to $0.1 million in the first quarter of fiscal 2008.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.1% in the first quarter of fiscal 2009 compared to 36.5% in the first quarter of fiscal 2008. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; as well as a mix of various state income taxes due to the relative mix of volume in the United States.
In addition, adjustments to accruals for uncertain tax positions are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to these accruals are a component of the effective tax rate.
Net Income
In the first quarter of fiscal 2009, we recorded net income of $7.9 million, or $0.68 per diluted share, compared to $3.6 million, or $0.32 per diluted share, in the first quarter of fiscal 2008. As discussed above, we generated higher revenues and improved gross profits in all of our business segments, while leveraging our existing infrastructure to support our increased production volume.
Backlog
The order backlog at December 31, 2008, was $509.4 million, compared to $518.6 million at September 30, 2008 and $501.7 million at the end of the first quarter of fiscal 2008. New orders placed during the first quarter of fiscal 2009 totaled $172.2 million compared to $185.1 million in the first quarter of fiscal 2008.
Liquidity and Capital Resources
Cash flow provided by operations was approximately $38.0 million for the first quarter of fiscal 2009 primarily as a result of a decrease in working capital to $131.4 million at December 31, 2008, compared to $150.7 million at September 30, 2008. As of December 31, 2008, current assets exceeded current liabilities by 1.7 times and our debt to total capitalization ratio was 8.9%. This decrease in working capital resulted from our efforts to manage inventory and billings to customers. The cash flow generated from operations in the first quarter of fiscal 2009 was primarily used to repay the $19.0 million outstanding on the US Revolver at September 30, 2008.
At December 31, 2008, we had cash, cash equivalents and marketable securities of $25.0 million, compared to $10.1 million at September 30, 2008. We have an $83.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $5.8 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of December 31, 2008, there was approximately $2.2 million borrowed under these lines of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $20.4 million at December 31, 2008, compared to $41.8 million at September 30, 2008. Letters of credit outstanding were $17.1 million at December 31, 2008, compared to $22.2 million at September 30, 2008, which reduced our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $66.4 million and $3.6 million, respectively, at December 31, 2008. For further information regarding our debt, see Notes F and G of Notes to Condensed Consolidated Financial Statements.

In December 2008, the Company further amended its Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million, to $83.5 million, through February 28, 2009 to provide additional capacity to the Company to support working capital needs due to increased operations in the second half of fiscal 2008. This additional capacity is then reduced by $12.5 million through June 1, 2009. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increases the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extends the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
Operating Activities
During the first quarter of fiscal 2009, cash provided by operating activities was approximately $38.0 million, and during the first quarter of fiscal 2008, cash used in operating activities was approximately $14.6 million. Cash flow from operations is primarily influenced by demand for our products and services and is negatively impacted as our progress payment terms with our customers extend beyond the payment terms with our suppliers. The increase in cash flow from operations resulted from our efforts to manage inventory and billings to customers.
Investing Activities
Investments in property, plant and equipment during the first quarter of fiscal 2009 totaled approximately $2.0 million compared to $0.7 million during the first quarter of fiscal 2008. The majority of our 2009 capital expenditures were used for the expansion of one of our operating facilities.
Financing Activities
Net cash used by financing activities was approximately $19.8 million for the first quarter of fiscal 2009, as the revolving line of credit balance was paid down, due to lower levels of working capital investment. Net cash provided by financing activities was approximately $16.7 million in the first quarter of fiscal 2008, as borrowings on the line of credit were used to fund operations and capital expenditures.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133 and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, SFAS No. 161 requires: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure; 2) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The adoption of SFAS No. 161 is not expected to have a material impact on our condensed consolidated financial statements.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
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
In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted October 1, 2008, but currently has no effect on the Company’s results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Tack Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt EITF 08-06 as of the beginning of fiscal 2010, and is currently assessing the potential impact upon adoption.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS No. 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal 2011. The Company does not expect FSP FAS 132(R)-1 will have a material impact on its condensed consolidated financial statements.
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
There have been no material changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
Outlook for Fiscal 2009
Our backlog of orders was approximately $509.4 million at December 31, 2008, a $7.7 million increase over the backlog of orders at December 31, 2007. Backlog growth has been driven by strong market demand in petrochemical, utility and transportation markets. Additionally, our acquisitions have strengthened our strategic position in the electrical power products market and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The acquired Power/Vac® switchgear product line has a large installed base and a broad customer support across utility, industrial and commercial markets. These acquisitions provide us with a significantly broader product portfolio and have enhanced our capabilities to meet market demands around the world. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us in our key markets.
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
The investment in working capital needed to produce our backlog varies and is impacted by the type of projects and the billing and payment terms on each project. The increase in volume over the last three years has increased our investment in working capital. As projects are completed and customer payments are received, cash flow from the projects is recovered. While we believe that cash available and borrowing capacity under our existing revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future, the current financial crises could have an adverse effect on our business. We will continue to actively monitor our investments in receivables and inventories and pursue milestone billings on projects in an effort to enhance our operating cash flow.
In response to the financial crises affecting the banking system and financial markets, and ongoing threats to other financial institutions, U.S. legislation was enacted for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on financial markets. If actions taken to provide stabilization to the financial markets and increasing availability of credit are unsuccessful, it could have a material adverse effect on our customers’ ability to secure financing for projects and our ability to secure financing for our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At December 31, 2008, $22.8 million was outstanding, bearing interest at approximately 3.6% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $228,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pounds Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the British Pound Sterling-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet at December 31, 2008.
During the first quarter of fiscal 2009, we entered into two foreign currency forward contracts to manage the volatility of future cash flows on certain large contracts that are denominated in foreign currencies. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. At December 31, 2008, we recorded a net liability of approximately $2.6 million on the Condensed Consolidated Balance Sheets related to these transactions.
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
Market Risk
We are also exposed to general market and other risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers. We maintain on-going discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As required by the court, the Commission made a partial payment of the award of $2.5 million in December 2008. This amount allowed the Company to recover the amount recorded as a net asset on its Condensed Consolidated Balance Sheet related to this project. The ultimate outcome of this dispute is still subject to appeal.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders Party thereto (filed as Exhibit 10.24 to our Form 10-K filed December 10, 2008, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)
February 9, 2009	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

February 9, 2009	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders Party thereto (filed as Exhibit 10.24 to our Form 10-K filed December 10, 2008, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith