Form 10-Q
period 2009-03-31
POWELL INDUSTRIES INC
filed 2009-05-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(713) 944-6900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     At May 1, 2009, there were 11,436,060 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,142	$10,134
Accounts receivable, less allowance for doubtful accounts of $1,609 and $1,180, respectively	125,952	132,446
Costs and estimated earnings in excess of billings on uncompleted contracts	55,380	82,574
Inventories, net	59,338	72,679
Income taxes receivable	135	149
Deferred income taxes	3,508	1,518
Prepaid expenses and other current assets	2,859	3,935

Total Current Assets	307,314	303,435
Property, plant and equipment, net	58,884	61,546
Goodwill	1,084	1,084
Intangible assets, net	22,872	25,014
Other assets	6,296	6,555

Total Assets	$396,450	$397,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$6,398	$7,814
Income taxes payable	6,306	7,223
Accounts payable	48,976	54,168
Accrued salaries, bonuses and commissions	19,818	26,361
Billings in excess of costs and estimated earnings on uncompleted contracts	65,038	39,336
Accrued product warranty	6,336	6,793
Other accrued expenses	12,451	11,041

Total Current Liabilities	165,323	152,736
Long-term debt and capital lease obligations, net of current maturities	8,211	33,944
Deferred compensation	2,707	2,821
Postretirement benefit obligation	857	807
Other liabilities	210	204

Total Liabilities	177,308	190,512

Commitments and Contingencies (Note G)
Minority Interest	278	248

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,436,060 and 11,403,687 shares issued, respectively; 11,436,060 and 11,403,687 shares outstanding, respectively	114	114
Additional paid-in capital	27,947	26,921
Retained earnings	196,949	180,244
Accumulated other comprehensive income (loss)	(5,877)	335
Deferred compensation	(269)	(740)

Total Stockholders’ Equity	218,864	206,874

Total Liabilities and Stockholders’ Equity	$396,450	$397,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenues	$164,099	$160,333	$334,588	$307,454
Cost of goods sold	130,255	129,641	266,242	250,067

Gross profit	33,844	30,692	68,346	57,387
Selling, general and administrative expenses	20,323	20,961	41,884	41,072

Income before interest, income taxes and minority interest	13,521	9,731	26,462	16,315
Interest expense	262	771	734	1,636
Interest income	(3)	(86)	(60)	(201)

Income before income taxes and minority interest	13,262	9,046	25,788	14,880
Income tax provision	4,655	3,236	9,052	5,365
Minority interest	(245)	(219)	31	(100)

Net income	$8,852	$6,029	$16,705	$9,615

Net earnings per common share:
Basic	$0.78	$0.54	$1.46	$0.86

Diluted	$0.77	$0.53	$1.45	$0.84

Weighted average shares:
Basic	11,413	11,232	11,413	11,194

Diluted	11,495	11,416	11,487	11,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net income	$16,705	$9,615
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,764	4,057
Amortization	1,738	1,895
Stock-based compensation	1,253	1,860
Minority interest	31	(100)
Loss on disposition of assets	8	11
Bad debt expense	1,088	436
Deferred income taxes	(1,726)	2,362
Changes in operating assets and liabilities:
Accounts receivable, net	2,083	(11,342)
Costs and estimated earnings in excess of billings on uncompleted contracts	26,249	(9,084)
Inventories	12,386	(15,251)
Prepaid expenses and other current assets	1,105	(2,263)
Other assets	(21)	(76)
Accounts payable and income taxes payable	(4,699)	(8,344)
Accrued liabilities	(6,723)	645
Billings in excess of costs and estimated earnings on uncompleted contracts	26,490	15,736
Deferred compensation	45	169
Other liabilities	55	63

Net cash provided by (used in) operating activities	79,831	(9,611)

Investing Activities:
Proceeds from sale of fixed assets	1	—
Purchases of property, plant and equipment	(2,981)	(1,530)

Net cash used in investing activities	(2,980)	(1,530)

Financing Activities:
Borrowings on US revolving line of credit	50,953	80,503
Payments on US revolving line of credit	(69,953)	(66,879)
Payments on UK revolving line of credit	—	(1,596)
Payments on UK term loan	(860)	(1,212)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	(5,220)	—
Proceeds from exercise of stock options	53	2,288
Tax benefit from exercise of stock options	32	1,016
Payments on short-term and other financing	(13)	(26)

Net cash (used in) provided by financing activities	(25,408)	13,694

Net increase in cash and cash equivalents	51,443	2,553
Effect of exchange rate changes on cash and cash equivalents	(1,435)	(24)
Cash and cash equivalents at beginning of period	10,134	5,257

Cash and cash equivalents at end of period	$60,142	$7,786

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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. Powell believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2008, which was filed with the SEC on December 10, 2008.
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
     Fair Value Measurements
On October 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 partially defers the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS No. 157 is effective for financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007, our fiscal year 2009. Under FSP 157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. Our adoption of SFAS No. 157 for our financial assets and liabilities and non-financial assets and liabilities that are recognized using fair value on a recurring basis did not have a significant impact on our financial statements. See Note C, Fair Value Measurements, for further discussion of our adoption of SFAS No. 157.
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
The Company formally documents its hedging relationship, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Condensed Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting and any unrealized gains or losses are recorded in the Condensed Consolidated Financial Statements.
On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133 and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.
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
The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial position or results of operations. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note I.
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
In the first quarter of fiscal 2008, the Company adopted FIN 48. Upon adoption of FIN 48 the Company recorded a $0.3 million increase in its tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. At March 31, 2009, the total tax reserves had decreased to approximately $1.0 million as a result of the expiration of certain state statute of limitations.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and six months ended March 31, 2009 was not material.
There was no material change in the net amount of unrecognized tax benefits in the three and six months ended March 31, 2009. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 37% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company does not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.
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
In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted by us effective October 1, 2008, but currently has no effect on the Company’s results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after

December 15, 2008 and interim periods within those years. The Company will adopt EITF 08-06 as of the beginning of fiscal 2010, and is currently assessing the potential impact upon adoption.
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
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, FSP EITF 99-20-1 requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because the Company holds no such securities, the adoption of FSP EITF 99-20-1 has not had nor is it expected to have an impact on the Company’s results of operations, financial position or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009, and will be adopted by us in the third quarter of fiscal 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 becomes effective for the Company on October 1, 2010. As the provisions of FSP FAS 141(R)-1 will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to the Company cannot be determined until a transaction occurs.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009, and will be adopted in the third quarter of fiscal 2009. The Company is currently assessing the impact that FSP FAS 157-4 may have on its financial statements.

B. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net income	$8,852	$6,029	$16,705	$9,615

Denominator:
Denominator for basic earnings per share-weighted average shares	11,413	11,232	11,413	11,194
Dilutive effect of stock options and restricted stock	82	184	74	204

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,495	11,416	11,487	11,398

Net earnings per share:
Basic	$0.78	$0.54	$1.46	$0.86

Diluted	$0.77	$0.53	$1.45	$0.84

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2009 and 2008, respectively, as the options’ exercise prices were less than the average market price of our common stock.
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
The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements Using Inputs
	Considered as			Fair Value at
	Level 1	Level 2	Level 3	March 31, 2009
Assets
Cash equivalents	$19,148	$—	$—	$19,148
Foreign currency forward contracts	—	$89	$—	89

Total	$19,148	$89	$—	$19,237

Liabilities
Foreign currency forward contracts	$—	$2,928	$—	$2,928

Total	$—	$2,928	$—	$2,928

Cash equivalents, primarily funds held in commercial paper, bank notes and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets. Our commercial paper, bank notes and money market instruments are valued primarily using quoted market prices and are included in Level 1 inputs. The fair value at March 31, 2009 for cash equivalents was approximately $19.1 million.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at March 31, 2009. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. The $2.8 million net fair value of our foreign currency forward contracts was included in prepaid expenses and other current assets and other accrued expenses in our Condensed Consolidated Balance Sheets.
D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,082	$1,668	$1,180	$1,739
Accrued bad debt expense	754	366	1,088	436
Deductions for uncollectible accounts written off, net of recoveries	(181)	(999)	(566)	(1,133)
Decrease due to foreign currency translation	(46)	—	(93)	(7)

Balance at end of period	$1,609	$1,035	$1,609	$1,035

     Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at beginning of period	$7,291	$6,162	$6,793	$5,787
Accrued warranty expense	627	1,301	2,175	2,426
Deductions for warranty charges	(1,564)	(595)	(2,208)	(1,307)
Decrease due to foreign currency translation	(18)	(2)	(424)	(40)

Balance at end of period	$6,336	$6,866	$6,336	$6,866

     Inventories
The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2009	2008
Raw materials, parts and subassemblies	$40,501	$57,742
Work-in-progress	18,837	14,937

Total inventories	$59,338	$72,679

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2009	2008
Costs incurred on uncompleted contracts	$525,223	$513,549
Estimated earnings	137,785	120,571

	663,008	634,120
Less: Billings to date	672,666	590,882

Net (overbilled) underbilled position	$(9,658)	$43,238

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$55,380	$82,574
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(65,038)	(39,336)

Net (overbilled) underbilled position	$(9,658)	$43,238

E. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$8,852	$6,029	$16,705	$9,615
Unrealized loss on foreign currency translation, net of tax	(259)	—	(4,279)	(486)
Unrealized loss on derivative contracts	(202)	—	(1,933)	—

Comprehensive income	$8,391	$6,029	$10,493	$9,129

F. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2009	2008
US Revolver	$—	$19,000
UK Revolver	2,132	2,726
UK Term Loan	2,985	4,907
Deferred acquisition payable	4,292	9,512
Industrial development revenue bonds	5,200	5,600
Capital lease obligations	—	13

Subtotal long-term debt and capital lease obligations	14,609	41,758
Less current portion	(6,398)	(7,814)

Total long-term debt and capital lease obligations	$8,211	$33,944

     US and UK Revolvers
In December 2007, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company.
The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $5.7 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $8.5 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants discussed below and restricts our ability to pay dividends. Obligations are collateralized by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. The interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver and the UK Term Loan is a floating rate based upon the London interbank offered rate (“LIBOR”) plus a margin which can range from 1% to 2%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.

Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.
In December 2008, we further amended our Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million, to $83.5 million, through February 28, 2009. On March 1, 2009, this additional capacity was reduced by $12.5 million. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increased the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extended the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
The US Revolver and UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by approximately $15.9 million for our outstanding letters of credit at March 31, 2009.
There was £1.5 million, or approximately $2.1 million, outstanding under the UK Revolver at March 31, 2009. There were no borrowings outstanding under the US Revolver as of March 31, 2009. Amounts available under the US Revolver and the UK Revolver were approximately $55.1 million and $3.6 million, respectively, at March 31, 2009. The US Revolver and the UK Revolver expire on December 31, 2012.
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
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended March 31, 2009, and forward. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of the Company’s domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary of the Company. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with the Company’s existing subordinated debt. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become or be declared immediately due and payable. As of March 31, 2009, the Company was in compliance with all of the financial covenants of the Amended Credit Agreement.
     UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $8.5 million, for financing the acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $7.1 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.4 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $426,000, began March 31, 2006, with the final payment due on March 31, 2010. As of March 31, 2009, £2.1 million, or $3.0 million, was outstanding on the UK

Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 1% to 2% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the 40 months following the acquisition date. The remaining deferred installments resulted in a discounted deferred acquisition payable of approximately $4.3 million at March 31, 2009, based on an assumed discount rate of 6.6%. The entire balance of this deferred acquisition payable is classified as current and is included in the current portion of long-term debt as this payment is due to be made in December 2009.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2009, the balance in the restricted sinking fund was approximately $234,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.85% per year on March 31, 2009.
G. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $15.9 million as of March 31, 2009, under our Amended Credit Agreement. We also had performance and maintenance bonds totaling approximately $173.5 million that were outstanding, with additional bonding capacity of approximately $126.5 million available, at March 31, 2009.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $14.2 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $3.6 million) and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At March 31, 2009, we had outstanding a total of £5.9 million, or approximately $8.3 million, under this Facility Agreement.
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
Despite previous attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest, court costs and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008.
As required by the court, the Commission made a partial payment of the award of $2.5 million in December 2008. This amount allowed the Company to recover the amount recorded as a net asset on its Condensed Consolidated Balance Sheet related to this project.
The Company is actively pursuing the payment of additional amounts awarded by the court.
H. STOCK-BASED COMPENSATION
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for a full description of the Company’s existing stock-based compensation plans.
     Restricted Stock Units
In October 2007 and October 2008, the Company granted approximately 34,300 and 32,900 restricted stock units (“RSU”s), respectively, with a fair value of $37.89 and $40.81 per unit, respectively, to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant dates. The actual amount of the RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the three year performance cycles which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At March 31, 2009, there were approximately 95,400 RSUs outstanding with a vesting period of three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the six months ended March 31, 2009, the Company recorded compensation expense of approximately $1.0 million related to the RSUs. The Company recorded compensation expense of approximately $1.4 million related to the RSUs for the six months ended March 31, 2008.

     Stock Options
Stock option activity for the six months ended March 31, 2009 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2008	267,300	$17.14
Granted	—	—
Exercised	(3,400)	15.49
Forfeited / Cancelled	—	—

Outstanding at March 31, 2009	263,900	$17.16	2.43	$4,529

Exercisable at March 31, 2009	185,900	$16.62	2.09	$3,090

I. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company operates in various countries and has a significant operation in the United Kingdom. These international operations expose the Company to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules pursuant to SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS No. 138”). The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (U.S. Dollar/British Pound Sterling exchange rate) associated with certain contracted sales. As of March 31, 2009, the Company held only derivatives that were designated as cash flow hedges.
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
All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of March 31, 2009 was approximately $21.8 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheet as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments under FAS 133:
Foreign exchange forwards	Prepaid expenses and other current assets	$89	Other accrued expenses	$2,928
Foreign exchange forwards	Deferred income taxes	1,045	Other liabilities	—

Total derivatives		$1,134		$2,928

The following table presents the amounts affecting the Condensed Consolidated Statement of Operations for the three and six month periods ended March 31, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives[1]			into Income[1]
	Three			Three	Six
	Months	Six Months	Location of Gain (Loss)	Months	Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	March 31,	March 31,	Other comprehensive Income	March 31,	March 31,
Derivatives designated under FAS 133	2009	2009	into Income	2009	2009
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(311)	$(2,978)	Other income (expense)	$8	$8

Total designated cash flow hedges	$(311)	$(2,978)		$8	$8

[1]	For the three and six month periods ended March 31, 2009, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note C for a description of how the above financial instruments are valued in accordance with SFAS No. 157 and Note E for additional information on changes in other comprehensive income for the three and six month periods ended March 31, 2009.
     Cash Flow Hedges
The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions that are currently denominated in British pounds sterling will be adversely affected by changes in exchange rates. The Company is currently hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through August 16, 2010.
All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Condensed Consolidated Statement of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Condensed Consolidated Statements of Operations as the changes occur.
As of March 31, 2009, approximately $1.9 million of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of March 31, 2009, the maximum term over which the Company is hedging exposure to the variability of cash flows for its forecasted and recorded transactions is 17 months.
The Company formally assesses both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.
The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions);

(2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the three and six month periods ended March 31, 2009, the Company recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
     Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. Recently, the ability of financial counterparties to perform under financial instruments has become less certain. The Company attempts to take into account the financial viability of counterparties in both valuing the instruments and determining their effectiveness as hedging instruments. If a counterparty was unable to perform, the Company’s ability to qualify for hedging certain transactions would be compromised and the realizable value of the financial instruments would be uncertain. As a result, the Company’s results of operations and cash flows would be impacted.
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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Electrical Power Products	$158,291	$154,094	$322,201	$295,183
Process Control Systems	5,808	6,239	12,387	12,271

Total	$164,099	$160,333	$334,588	$307,454

Gross profit:
Electrical Power Products	$31,960	$28,458	$64,132	$53,302
Process Control Systems	1,884	2,234	4,214	4,085

Total	$33,844	$30,692	$68,346	$57,387

Income before income taxes and minority interest:
Electrical Power Products	$13,143	$8,425	$25,262	$14,039
Process Control Systems	119	621	526	841

Total	$13,262	$9,046	$25,788	$14,880

	March 31, 2009	September 30, 2008
Identifiable tangible assets:
Electrical Power Products	$292,854	$342,105
Process Control Systems	7,032	8,734
Corporate	72,410	20,507

Total	$372,296	$371,346

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $22,872,000 and $25,014,000 of intangible and other assets as of March 31, 2009 and September 30, 2008, respectively, and corporate had approximately $198,000 and $189,000 of deferred loan costs, as of March 31, 2009 and September 30, 2008, respectively, which are not included in identifiable tangible assets above. The increase in identifiable tangible assets at corporate results primarily from the increase in cash and cash equivalents.

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
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential shareholders about our Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “ anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current worldwide financial crisis and economic downturn may likely affect our customer base and suppliers, and could materially affect our backlog and profits.

•	The U.S. government’s proposed plan to address the financial crisis may not be effective to stabilize the financial markets or to increase the availability of credit.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

•	Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

•	Our acquisition strategy involves a number of risks.

•	We may not be able to fully realize the revenue value reported in our backlog.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
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
Overview
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note J of Notes to Condensed Consolidated Financial Statements. Revenues and costs are primarily related to engineered-to-order equipment and systems which precludes us from providing detailed price and volume information.
Throughout fiscal 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business activity in fiscal 2008. Customer inquiries, or requests for proposals, strengthened throughout fiscal years 2007 and 2008. This increase in customer inquiries led to increased orders in fiscal year 2008, and accordingly, a stronger backlog of orders into fiscal year 2009.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $3.8 million to $164.1 million in the second quarter of fiscal 2009 compared to $160.3 million in the second quarter of fiscal 2008. For the second quarter of fiscal 2009, domestic revenues increased by 12.0% to $128.1 million compared to the second quarter of 2008. Total international revenues decreased to $36.0 million in the second quarter of 2009 compared to $45.9 million in the second quarter of 2008 as a result of the completion of a large international project at the end of fiscal 2008. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, increased by approximately $3.1 million to $33.8 million as a result of improved pricing and contract execution. Gross profit as a percentage of revenues increased to 20.6% in the second quarter of fiscal 2009, compared to 19.1% in the second quarter of fiscal 2008. This increase in gross profit as a percentage of revenues resulted from an increased production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
For the six months ended March 31, 2009, consolidated revenues increased $27.1 million to $334.6 million compared to $307.5 million for the six months ended March 31, 2008. Revenues increased primarily due to an increased sales effort and strong market demand. For the first six months of fiscal 2009, domestic revenues increased by 19.3% to $262.4 million compared to the first six months of fiscal 2008. Total international revenues decreased to $72.2 million in the first six months of 2009 compared to $87.6 million in the first six months of fiscal 2008 as a result of the completion of a large international project at the end of fiscal 2008. Gross profit for the first six months of fiscal 2009, as compared to the first six months of fiscal 2008, increased by approximately $11.0 million, to $68.3 million, as a result of improved pricing and contract execution. Gross profit as a percentage of revenues increased to 20.4% for the first six months of fiscal 2009, compared to 18.7% for the first six months of fiscal 2008. This increase in gross profit as a percentage of revenues resulted from the increase in production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $158.3 million in the second quarter of fiscal 2009, compared to $154.1 million for the second quarter of fiscal 2008. In the second quarter of 2009, revenues from public and private utilities were approximately $29.8 million, compared to $52.4 million in the second quarter of fiscal 2008. Revenues from industrial and commercial customers totaled $107.7 million in the second quarter of 2009, an increase of $6.8 million compared to the second quarter of fiscal 2008. Municipal and transit projects generated revenues of $20.8 million in the second quarter of fiscal 2009 compared to $0.8 million in the second quarter of fiscal 2008.
Business segment gross profit, as a percentage of revenues, was 20.2% in the second quarter of fiscal 2009, compared to 18.5% in the second quarter of fiscal 2008. The increase in gross profit as a percentage of revenues was attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs.
For the six months ended March 31, 2009, our Electrical Power Products segment recorded revenues of $322.2 million, compared to $295.2 million for the six months ended March 31, 2008. In the first six months of fiscal 2009, revenues from public and private utilities were approximately $68.3 million, compared to $96.1 million in the first six months of fiscal 2008. Revenues from commercial and industrial customers totaled $221.8 million in the first six months of fiscal 2009, an increase of $34.6 million compared to the first six months of fiscal 2008. Municipal and transit projects generated revenues of $32.1 million in the first six months of fiscal 2009, compared to $11.9 million in the first six months of fiscal 2008.
For the six months ended March 31, 2009, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 19.9%, compared to 18.1% for the six months ended March 31, 2008. The increase in gross profit as a percentage of revenues was attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $5.8 million in the second quarter of fiscal 2009, a decrease from $6.2 million in the second quarter of fiscal 2008. Business segment gross profit, as a percentage of revenues, decreased to 32.4% in the second quarter of fiscal 2009 compared to 35.8% in the second quarter of fiscal 2008. This decrease was primarily attributable to the substantial completion of certain projects in early 2008.
For the six months ended March 31, 2009, our Process Control Systems business segment recorded revenues of $12.4 million, up from $12.3 million for the six months ended March 31, 2008. Business segment gross profit increased, as a percentage of revenues, to 34.0% for the first six months of fiscal 2009, compared to 33.3% for the first six months of fiscal 2008. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations.
For additional information related to our business segments, see Note J of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 12.4% of revenues in the second quarter of fiscal 2009 compared to 13.1% of revenues in the second quarter of fiscal 2008. Selling, general and administrative expenses were $20.3 million for the second quarter of fiscal 2009 compared to $21.0 million for the second quarter of fiscal 2008. This decrease was primarily related to the timing of incentive compensation expense in the current year. Selling, general and administrative expenses decreased as a percentage of revenues primarily due our ability to leverage our existing infrastructure to support our increased production volume.

For the six months ended March 31, 2009, consolidated selling, general and administrative expenses decreased to 12.5% of revenues, compared to 13.4% of revenues for the six months ended March 31, 2008. Selling, general and administrative expenses were $41.9 million for the first six months of fiscal 2009 compared to $41.1 million for the first six months of fiscal 2008. As a percentage of revenues, selling, general and administrative expenses decreased primarily because we were able to leverage our existing infrastructure to support our increased production volume.
Interest Expense and Income
Interest expense was $0.3 million and $0.7 million for the three and six months ended March 31, 2009, respectively, a decrease of approximately $0.5 million and $0.9 million compared to the three and six months ended March 31, 2008, respectively. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during the first half of fiscal 2009.
Interest income was approximately $3,000 and $60,000 for the three and six months ended March 31, 2009, respectively, compared to approximately $86,000 and $201,000 for the three and six months ended March 31, 2008, respectively. This decrease resulted from lower interest rates being earned on amounts invested.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.1% in the second quarter of fiscal 2009 compared to 35.8% in the second quarter of fiscal 2008. For the first six months of fiscal 2009, our effective tax rate was 35.1% compared to 36.1% for the first six months of fiscal 2008. The decrease in the effective tax rate resulted from our increased domestic taxable income and the benefit derived from the Domestic Production Activities Deduction. Our effective tax rate was also impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; as well as a mix of various state income taxes due to the relative mix of volume in the United States.
In addition, adjustments to accruals for uncertain tax positions are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.
Net Income
In the second quarter of fiscal 2009, we generated net income of $8.9 million, or $0.77 per diluted share, compared to $6.0 million, or $0.53 per diluted share, in the second quarter of fiscal 2008. For the six months ended March 31, 2009, we recorded net income of $16.7 million, or $1.45 per diluted share, compared to $9.6 million, or $0.84 per diluted share, for the six months ended March 31, 2008. We generated higher revenues and improved gross profits for the Company as a whole, while leveraging our existing infrastructure to support our increased production volume.
Backlog
The order backlog at March 31, 2009 was $486.5 million, compared to $518.6 million at September 30, 2008 and $536.5 million at the end of the second quarter of fiscal 2008. New orders placed during the second quarter of fiscal 2009 totaled $154.3 million compared to $196.2 million in the second quarter of fiscal 2008.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $60.1 million at March 31, 2009, as a result of cash flow provided by operations of approximately $79.8 million for the first six months of fiscal 2009. As of March 31, 2009, current assets exceeded current liabilities by 1.9 times and our debt to total capitalization ratio was 6.3%. The approximately $79.8 million of cash flow from operations resulted from our increased efforts to manage inventory and billings to customers. The cash flow generated from operations in the first six months of fiscal 2009 was used to repay the $19.0 million outstanding on the US Revolver at September 30, 2008 and to finance our operational activities.
At March 31, 2009, we had cash and cash equivalents of $60.1 million, compared to $10.1 million at September 30, 2008. We have a $71.0 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $5.7 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of March 31, 2009, there was approximately $2.1 million borrowed under these lines of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $14.6 million at March 31, 2009, compared to $41.8 million at September 30, 2008. Letters of credit outstanding were $15.9 million at

March 31, 2009, compared to $22.2 million at September 30, 2008, which reduced our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $55.1 million and $3.6 million, respectively, at March 31, 2009. For further information regarding our debt, see Notes F and G of Notes to Condensed Consolidated Financial Statements.
In December 2008, the Company further amended its Amended Credit Agreement to provide additional working capital support for the Company for 180 days, expiring June 1, 2009. The availability under the US Revolver was increased by $25 million, to $83.5 million, through February 28, 2009. On March 1, 2009, this additional capacity was reduced by $12.5. On June 1, 2009, the amount available under the US Revolver will be reduced to its previous limit of $58.5 million. This amendment also increased the applicable interest rate by 25 to 50 basis points. The amendment also raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extended the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
Operating Activities
During the first six months of fiscal 2009, cash provided by operating activities was approximately $79.8 million, and during the first six months of fiscal 2008, cash used in operating activities was approximately $9.6 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. The increase in cash flow from operations resulted from our increased efforts to manage inventory and billings to customers.
Investing Activities
Investments in property, plant and equipment during the first six months of fiscal 2009 totaled approximately $3.0 million compared to $1.5 million during the first six months of fiscal 2008. The majority of our 2009 capital expenditures were used for the expansion of one of our operating facilities.
Financing Activities
Net cash used by financing activities was approximately $25.4 million for the first six months of fiscal 2009, as the revolving line of credit balance was paid down, due to lower levels of working capital investments. Net cash provided by financing activities was approximately $13.7 million for the first six months of fiscal 2008, as borrowings on the line of credit were used to fund operations and capital expenditures.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. The Company does not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.
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
In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted by us effective October 1, 2008, but currently has no effect on the Company’s results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt EITF 08-06 as of the beginning of fiscal 2010, and is currently assessing the potential impact upon adoption.
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
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, FSP EITF 99-20-1 requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because the Company holds no such securities, the adoption of FSP EITF 99-20-1 has not had nor is it expected to have an impact on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009, and will be adopted by us in the third quarter of fiscal 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 becomes effective for the Company on October 1, 2010. As the provisions of FSP FAS 141(R)-1 will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to the Company cannot be determined until a transaction occurs.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009, and will be adopted in the third quarter of fiscal 2009. The Company is currently assessing the impact that FSP FAS 157-4 may have on its financial statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
Outlook for Fiscal 2009
Our backlog of orders was approximately $486.5 million at March 31, 2009, a $50.0 million decrease from the backlog of orders at March 31, 2008. While our current backlog is the result of strong market demand in petrochemical, utility and transportation markets over the past two years, our backlog has declined as capital investments have decreased due to a general softening in the markets we serve. Additionally, our acquisitions have strengthened our strategic position in the electrical power products markets and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The acquired Power/Vac® switchgear product line has a large installed base and a broad customer support across utility, industrial and commercial markets. These acquisitions provide us with a broader product portfolio and have enhanced our capabilities to meet market demands around the world. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us in our key markets.
Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems and pushed ridership to an all-time high, which will drive new investment in transit infrastructure. Opportunities for future projects continue; however, the timing of many of these projects is difficult to predict. The current worldwide financial crises have reduced the availability of liquidity and credit to fund the continuation and expansion of many industrial business operations worldwide. Recent financial market conditions have significantly increased the volatility of currency and commodity markets. This uncertainty has resulted in deferrals or delays of commitments for new infrastructure projects that are in our opportunity pipeline.
The investment in working capital needed to produce our backlog varies and is impacted by the type of projects and the billing and payment terms on each project. The increase in volume over the last three years has increased our investment in working capital. As projects are completed and customer payments are received, cash flow from the projects is recovered. While we believe that cash available and borrowing capacity under our existing revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future, the current financial crises could have an adverse effect on our business. We will continue to actively monitor our investments in receivables and inventories and pursue milestone billings on projects in an effort to continue to generate cash flow from our operations.
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
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At March 31, 2009, $21.0 million was outstanding, bearing interest at approximately 3.0% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $210,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pounds Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the British Pound Sterling-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet at March 31, 2009.
During the first half of fiscal 2009, we entered into two foreign currency forward contracts to manage the volatility of future cash flows on certain large contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. At March 31, 2009, a net liability of approximately $2.8 million was recorded on the Condensed Consolidated Balance Sheets related to these transactions.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the six months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Design and Operation of Control Systems
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or personnel, or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Despite previous attempts at mediation, the parties could not resolve their dispute, and a jury trial commenced in December 2006. On May 1, 2007, the jury delivered its verdict in favor of the joint venture, of which the Company is the managing partner, and determined that the Commission had breached its contract with the joint venture. The court has issued and filed its final judgment confirming the jury verdict and has also awarded pre-judgment interest, court costs and post-judgment interest. The judgment is subject to appeal, and the Commission filed a notice of appeal on June 27, 2008.
As required by the court, the Commission made a partial payment of the award of $2.5 million in December 2008. This amount allowed the Company to recover the amount recorded as a net asset on its Condensed Consolidated Balance Sheet related to this project.
The Company is actively pursuing the payment of additional amounts awarded by the court.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on February 27, 2009, James F. Clark, Stephen W. Seale, Jr. and Robert C. Tranchon were re-elected as directors of the Company with terms ending in 2012. The other directors continuing in office after the meeting are Joseph L. Becherer, Eugene L. Butler, Christopher E. Cragg, Patrick L. McDonald, Thomas W. Powell, and Ronald J. Wolny. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		Votes Cast
Nominee	Votes Cast For	Against	Votes Withheld	Abstentions	Non-Votes
James F. Clark	10,648,478	—	125,670	—	—
Stephen W. Seale, Jr.	10,468,109	—	306,039	—	—
Robert C. Tranchon	9,991,960	—	782,188	—	—

Item 6. Exhibits

Number		Description of Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Form of Indemnification Agreement for Directors and Named Executive Officers (filed as Exhibit 10.1 to our Form 8-K filed on March 5, 2009 and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

May 6, 2009 Date	By:	/s/ Patrick L. McDonald Patrick L. McDonald
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2009	By:	/s/ Don R. Madison

Date		Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Form of Indemnification Agreement for Directors and Named Executive Officers (filed as Exhibit 10.1 to our Form 8-K filed on March 5, 2009 and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith