Form 10-Q
period 2009-06-30
POWELL INDUSTRIES INC
filed 2009-08-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     At July 31, 2009, there were 11,465,510 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,441	$10,134
Accounts receivable, less allowance for doubtful accounts of $1,710 and $1,180, respectively	116,156	132,446
Costs and estimated earnings in excess of billings on uncompleted contracts	55,539	82,574
Inventories, net	54,512	72,679
Income taxes receivable	181	149
Deferred income taxes	3,311	1,518
Prepaid expenses and other current assets	6,553	3,935

Total Current Assets	325,693	303,435
Property, plant and equipment, net	61,576	61,546
Goodwill	1,084	1,084
Intangible assets, net	22,216	25,014
Other assets	6,094	6,555

Total Assets	$416,663	$397,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$6,674	$7,814
Income taxes payable	13,087	7,223
Accounts payable	56,680	54,168
Accrued salaries, bonuses and commissions	22,338	26,361
Billings in excess of costs and estimated earnings on uncompleted contracts	51,988	39,336
Accrued product warranty	6,604	6,793
Other accrued expenses	9,867	11,041

Total Current Liabilities	167,238	152,736
Long-term debt and capital lease obligations, net of current maturities	8,269	33,944
Deferred compensation	2,580	2,821
Postretirement benefit obligation	882	807
Other liabilities	212	204

Total Liabilities	179,181	190,512

Commitments and Contingencies (Note G)
Minority Interest	487	248

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,460,460 and 11,403,687 shares issued, respectively; 11,460,460 and 11,403,687 shares outstanding, respectively	114	114
Additional paid-in capital	29,240	26,921
Retained earnings	210,087	180,244
Accumulated other comprehensive income (loss)	(1,715)	335
Deferred compensation	(731)	(740)

Total Stockholders’ Equity	236,995	206,874

Total Liabilities and Stockholders’ Equity	$416,663	$397,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$165,942	$164,123	$500,530	$471,577
Cost of goods sold	124,835	129,121	391,077	379,188

Gross profit	41,107	35,002	109,453	92,389
Selling, general and administrative expenses	20,378	21,774	62,262	62,846

Income before interest, income taxes and minority interest	20,729	13,228	47,191	29,543
Interest expense	196	697	930	2,333
Interest income	(33)	(59)	(93)	(260)

Income before income taxes and minority interest	20,566	12,590	46,354	27,470
Income tax provision	7,219	4,753	16,271	10,118
Minority interest	209	(56)	240	(156)

Net income	$13,138	$7,893	$29,843	$17,508

Net earnings per common share:
Basic	$1.15	$0.70	$2.61	$1.56

Diluted	$1.14	$0.69	$2.59	$1.53

Weighted average shares:
Basic	11,420	11,310	11,416	11,233

Diluted	11,521	11,470	11,501	11,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2009	June 30, 2008
Operating Activities:
Net income	$29,843	$17,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,580	6,095
Amortization	2,624	2,840
Stock-based compensation	1,849	2,456
Minority interest	240	(156)
Loss on disposition of assets	8	11
Bad debt expense	1,172	527
Deferred income taxes	(1,411)	1,928
Changes in operating assets and liabilities:
Accounts receivable, net	13,765	(25,469)
Costs and estimated earnings in excess of billings on uncompleted contracts	26,640	(14,577)
Inventories	17,768	(23,940)
Prepaid expenses and other current assets	(2,659)	1,182
Other assets	77	(54)
Accounts payable and income taxes payable	8,933	(340)
Accrued liabilities	(5,141)	9,876
Billings in excess of costs and estimated earnings on uncompleted contracts	12,932	17,152
Deferred compensation	(82)	160
Other liabilities	82	98

Net cash provided by (used in) operating activities	112,220	(4,703)

Investing Activities:
Proceeds from sale of fixed assets	15	—
Purchases of property, plant and equipment	(6,412)	(1,969)

Net cash used in investing activities	(6,397)	(1,969)

Financing Activities:
Borrowings on US revolving line of credit	50,953	155,413
Payments on US revolving line of credit	(69,953)	(143,113)
Payments on UK revolving line of credit	—	(1,596)
Payments on UK term loan	(1,356)	(1,810)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	(5,220)	(5,563)
Proceeds from exercise of stock options	213	3,963
Tax benefit from exercise of stock options	107	1,401
Payments on short-term and other financing	(13)	(39)

Net cash (used in) provided by financing activities	(25,669)	8,256

Net increase in cash and cash equivalents	80,154	1,584
Effect of exchange rate changes on cash and cash equivalents	(847)	(6)
Cash and cash equivalents at beginning of period	10,134	5,257

Cash and cash equivalents at end of period	$89,441	$6,835

The accompanying notes are an integral part of these condensed consolidated financial statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in the Company’s financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals, income taxes and postretirement benefit obligations. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

     Fair Value Measurements
On October 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”), and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 partially defers the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS No. 157 is effective for financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007, our fiscal year 2009. Under FSP 157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. Our adoption of SFAS No. 157 did not have a significant impact on our financial statements. See Note C, Fair Value Measurements, for further discussion of our adoption of SFAS No. 157.
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
The Company formally documents its hedging relationship, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Condensed Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting and any unrealized gains or losses are recorded in the Condensed Consolidated Statements of Operations.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on: 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133 and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.
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
     Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains and losses on derivative instruments and cumulative currency translation adjustments.
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
The adoption of FIN 48 resulted in a $0.3 million increase in its tax reserves accrual, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, the Company had total tax reserves of approximately $1.2 million. At June 30, 2009, the total tax reserves had decreased to approximately $0.4 million as a result of the expiration of certain state statute of limitations.
The Company’s continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and nine months ended June 30, 2009 was not material.
There was no material change in the net amount of unrecognized tax benefits in the three and nine months ended June 30, 2009. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 40% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
The Company is subject to income tax in the United States, multiple state jurisdictions and a few foreign jurisdictions, primarily the United Kingdom. For United States federal income tax purposes, all years prior to 2007 are closed. The Internal Revenue Service (“IRS”) recently completed an examination of the returns for the 2006 and 2007 years. No material adjustments were identified during the examination. Powell does not consider any state in which it does business to be a major tax jurisdiction under FIN 48. The Company remains open to examination in the United Kingdom since the acquisition of Switchgear & Instrumentation Limited in 2005.

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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated results of operations and financial condition.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 138, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our earnings per share.
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted by us effective October 1, 2008, but currently has no effect on our results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We will adopt EITF 08-06 as of the beginning of fiscal 2010, and are currently assessing the potential impact upon adoption.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS No. 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal 2011. We do not expect FSP FAS 132(R)-1 will have a material impact on our condensed consolidated financial statements.
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, FSP EITF 99-20-1 requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because we hold no such securities, the adoption of FSP EITF 99-20-1 has not had, nor is it expected to have, an impact on our results of operations, financial position or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 is required for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 becomes effective for us on October 1, 2010. As the provisions of FSP FAS 141(R)-1 will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. FSP FAS 157-4 was adopted by us effective June 30, 2009, but currently has no impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS No. 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events. Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. SFAS No. 165 was adopted by us effective June 30, 2009, but currently has no effect on our results of operations, cash flows or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the FASB

Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP. While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supercedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 30, 2009. The Codification will be adopted by us on September 30, 2009. The Codification will have an impact on our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.
B.	EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$13,138	$7,893	$29,843	$17,508

Denominator:
Denominator for basic earnings per share-weighted average shares	11,420	11,310	11,416	11,233
Dilutive effect of stock options and restricted stock	101	160	85	183

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,521	11,470	11,501	11,416

Net earnings per share:
Basic	$1.15	$0.70	$2.61	$1.56

Diluted	$1.14	$0.69	$2.59	$1.53

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2009 and 2008, respectively, as the options’ exercise prices were less than the average market price of our common stock.
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
The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements Using Inputs
	Considered as			Fair Value at
	Level 1	Level 2	Level 3	June 30, 2009
Assets
Cash equivalents	$50,058	$—	$—	$50,058
Foreign currency forward contracts	—	$62	$—	62

Total	$50,058	$62	$—	$50,120

Liabilities
Foreign currency forward contracts	$—	$469	$—	$469

Total	$—	$469	$—	$469

Cash equivalents, primarily funds held in commercial paper, bank notes and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets. Our commercial paper, bank notes and money market instruments are valued primarily using quoted market prices and are included in Level 1 inputs. The fair value at June 30, 2009 for cash equivalents was approximately $50.1 million.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at June 30, 2009. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. The $0.4 million net fair value of our foreign currency forward contracts was included in prepaid expenses and other current assets and other accrued expenses in our Condensed Consolidated Balance Sheets.
D.	DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,609	$1,035	$1,180	$1,739
Accrued bad debt expense	84	90	1,172	526
Deductions for uncollectible accounts written off, net of recoveries	(66)	97	(632)	(1,036)
Decrease due to foreign currency translation	83	—	(10)	(7)

Balance at end of period	$1,710	$1,222	$1,710	$1,222

     Warranty Accrual
Activity in our product warranty accrual consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$6,336	$6,866	$6,793	$5,787
Accrued warranty expense	918	1,710	3,029	4,135
Deductions for warranty charges	(785)	(1,099)	(2,993)	(2,406)
Decrease due to foreign currency translation	135	3	(225)	(36)

Balance at end of period	$6,604	$7,480	$6,604	$7,480

     Inventories
The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2009	2008
Raw materials, parts and subassemblies	$40,627	$57,742
Work-in-progress	13,885	14,937

Total inventories	$54,512	$72,679

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2009	2008
Costs incurred on uncompleted contracts	$499,570	$513,549
Estimated earnings	122,415	120,571

	621,985	634,120
Less: Billings to date	618,434	590,882

Net underbilled position	$3,551	$43,238

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$55,539	$82,574
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(51,988)	(39,336)

Net underbilled position	$3,551	$43,238

E.	COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$13,138	$7,893	$29,843	$17,508
Unrealized (gain) loss on foreign currency translation, net of tax	2,333	13	(1,946)	(473)
Unrealized (gain) loss on derivative contracts, net of tax	1,829	—	(104)	—

Comprehensive income	$17,300	$7,906	$27,793	$17,035

F.	LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2009	2008
US Revolver	$—	$19,000
UK Revolver	2,478	2,726
UK Term Loan	2,973	4,907
Deferred acquisition payable	4,292	9,512
Industrial development revenue bonds	5,200	5,600
Capital lease obligations	—	13

Subtotal long-term debt and capital lease obligations	14,943	41,758
Less current portion	(6,674)	(7,814)

Total long-term debt and capital lease obligations	$8,269	$33,944

     US and UK Revolvers
In December 2007, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company.

The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”), 2) £4.0 million (pound sterling) (approximately $6.6 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $9.9 million) single advance term loan (“UK Term Loan”). The Amended Credit Agreement contains certain covenants discussed below and restricts our ability to pay dividends. Obligations are collateralized by the stock of our subsidiaries. The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. The interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver and the UK Term Loan is a floating rate based upon the London interbank offered rate (“LIBOR”) plus a margin which can range from 1% to 2%, as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense.
In December 2008, we further amended our Amended Credit Agreement to provide additional working capital support for the Company for 180 days. This amendment expired June 1, 2009, and as a result, the amount available under the US Revolver was reduced to its previous limit of $58.5 million. This amendment also increased the applicable interest rate by 25 to 50 basis points and raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extended the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
The US Revolver and UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under this agreement was reduced by approximately $15.4 million for our outstanding letters of credit at June 30, 2009.
There was £1.5 million, or approximately $2.5 million, outstanding under the UK Revolver at June 30, 2009. There were no borrowings outstanding under the US Revolver as of June 30, 2009. Amounts available under the US Revolver and the UK Revolver were approximately $43.1 million and $4.1 million, respectively, at June 30, 2009. The US Revolver and the UK Revolver expire on December 31, 2012.
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
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended June 30, 2009, and forward. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of the Company’s domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary of the Company. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with the Company’s existing subordinated debt. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become or be declared immediately due and payable. As of June 30, 2009, the Company was in compliance with all of the financial covenants of the Amended Credit Agreement.

     UK Term Loan
The UK Term Loan provided £6.0 million, or approximately $9.9 million, for financing the acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $8.3 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.7 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $496,000, began March 31, 2006, with the final payment due on December 31, 2010. As of June 30, 2009, £1.8 million, or approximately $3.0 million, was outstanding on the UK Term Loan. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 1% to 2% as determined by the Company’s consolidated leverage ratio as defined within the Amended Credit Agreement.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the 40 months following the acquisition date. The remaining deferred installments resulted in a discounted deferred acquisition payable of approximately $4.3 million at June 30, 2009, based on an assumed discount rate of 6.6%. The entire balance of this deferred acquisition payable is classified as current and is included in the current portion of long-term debt as this payment is due in December 2009.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between the Company and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2009, the balance in the restricted sinking fund was approximately $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.6% per year on June 30, 2009.
G.	COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under the terms of our contracts with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $15.4 million as of June 30, 2009, under our Amended Credit Agreement. We also had performance and maintenance bonds totaling approximately $171.9 million that were outstanding, with additional bonding capacity of approximately $128.1 million available, at June 30, 2009.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) £10.0 million in bonds (approximately $16.5 million), 2) £2.5 million of forward exchange contracts and currency options (approximately $4.1 million) and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At June 30, 2009, we had outstanding a total of £10.5 million, or approximately $17.3 million, under this Facility Agreement.
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
     Other Contingencies
We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission withheld liquidated damages and earned contract payments from the joint venture. The Company made claims against the Commission for various matters, including compensation for extra work and delay to the project.
The joint venture, of which the Company is the managing partner, and the Commission reached an agreement through mediation in April 2009. The settlement required the Commission to pay the joint venture $5.9 million, of which $2.5 million was paid in December 2008, resulting from a jury verdict in favor of the Company. Additional payments of $2.5 million and approximately $0.9 million were received in May 2009 and July 2009, respectively. This settlement resulted in an increase in revenue of approximately $3.5 million, reduced by legal and other expenses of approximately $0.7 million for the three months ended June 30, 2009.
H.	STOCK-BASED COMPENSATION
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for a full description of the Company’s existing stock-based compensation plans.
     Restricted Stock Units
In October 2007 and October 2008, the Company granted approximately 34,300 and 32,900 restricted stock units (“RSU”s), respectively, with a fair value of $37.89 and $40.81 per unit, respectively, to certain officers and key employees. The fair value of the RSUs was based on the closing price of the Company’s common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant dates. The actual amount of the RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the three year performance cycles which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At June 30, 2009, there were approximately 95,400 RSUs outstanding with a vesting period of three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the nine months ended June 30, 2009, the Company recorded compensation expense of approximately $1.5 million related to the RSUs. The Company recorded compensation expense of approximately $1.8 million related to the RSUs for the nine months ended June 30, 2008.

     Stock Options
Stock option activity for the nine months ended June 30, 2009 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2008	267,300	$17.14
Granted	—	—
Exercised	(12,300)	17.26
Forfeited / Cancelled	—	—

Outstanding at June 30, 2009	255,000	$17.13	2.21	$4,369

Exercisable at June 30, 2009	216,000	$16.90	2.06	$3,650

I.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
The Company operates in various countries and has a significant operation in the United Kingdom. These international operations expose the Company to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules pursuant to SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities (“SFAS No. 138”). The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (U.S. Dollar/British Pound Sterling exchange rate) associated with certain contracted sales. As of June 30, 2009, the Company held only derivatives that were designated as cash flow hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a cash flow hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an on-going basis. The Company assesses the on-going effectiveness of its hedges in accordance with the Cumulative Dollar-Offset Approach as described in Derivative Implementation Group Issue No. E-8, Hedging — General: Assessing Hedge Effectiveness of Fair Value and Cash Flow Hedges Period-by-Period or Cumulatively under a Dollar-Offset Approach, and measures and records hedge ineffectiveness at the end of each fiscal quarter, as necessary.
All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of June 30, 2009 was approximately $20.7 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheet as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments under FAS 133:
Foreign exchange forwards	Prepaid expenses and other current assets	$62	Other accrued expenses	$469
Foreign exchange forwards	Deferred income taxes	56	Other liabilities	—

Total derivatives		$118		$469

The following table presents the amounts affecting the Condensed Consolidated Statement of Operations for the three and nine month periods ended June 30, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives(1)			into Income(1)
	Three			Three	Nine
	Months	Nine Months	Location of Gain (Loss)	Months	Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	June 30,	June 30,	Other comprehensive Income	June 30,	June 30,
Derivatives designated under FAS 133	2009	2009	into Income	2009	2009
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$2,818	$(160)	Other income (expense)	$60	$68

Total designated cash flow hedges	$2,818	$(160)		$60	$68

(1)	For the three and nine month periods ended June 30, 2009, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note C for a description of how the above financial instruments are valued in accordance with SFAS No. 157 and Note E for additional information on changes in other comprehensive income for the three and nine month periods ended June 30, 2009.
     Cash Flow Hedges
The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions that are currently denominated in British pounds sterling will be adversely affected by changes in exchange rates. The Company is currently hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through August 15, 2011.
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
As of June 30, 2009, approximately $0.1 million of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of June 30, 2009, the maximum term over which the Company is hedging exposure to the variability of cash flows for its forecasted and recorded transactions is 26 months.
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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the three and nine month periods ended June 30, 2009, the Company recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Electrical Power Products	$156,077	$156,516	$478,278	$451,699
Process Control Systems	9,865	7,607	22,252	19,878

Total	$165,942	$164,123	$500,530	$471,577

Gross profit:
Electrical Power Products	$36,038	$32,044	$100,170	$85,346
Process Control Systems	5,069	2,958	9,283	7,043

Total	$41,107	$35,002	$109,453	$92,389

Income before income taxes and minority interest:
Electrical Power Products	$17,731	$11,244	$42,993	$25,283
Process Control Systems	2,835	1,346	3,361	2,187

Total	$20,566	$12,590	$46,354	$27,470

	June 30, 2009	September 30, 2008
Identifiable tangible assets:
Electrical Power Products	$279,589	$342,105
Process Control Systems	6,631	8,734
Corporate	106,955	20,507

Total	$393,175	$371,346

Revenues for the Process Control Systems business segment increased $3.5 million and gross profit increased $2.8 million due to a mediated settlement related to a previously completed contract that was in dispute for several years.
In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $22,216,000 and $25,014,000 of intangible and other assets as of June 30, 2009 and September 30, 2008, respectively, and corporate had approximately $189,000 and $189,000 of deferred loan costs, as of June 30, 2009 and September 30, 2008, respectively, which are not included in identifiable tangible assets above. The increase in identifiable tangible assets at corporate results primarily from the increase in cash and cash equivalents.
K.	SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through August 4, 2009, the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current worldwide financial crisis and economic downturn may likely affect our customer base and suppliers, and could materially affect our backlog and profits.

•	The U.S. government’s plans to address the financial crisis may not be effective at maintaining financial stability or at increasing the availability of credit.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

•	Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

•	Our acquisition strategy involves a number of risks.

•	We may not be able to fully realize the revenue value reported in our backlog.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Failure to successfully comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
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

Throughout fiscal 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business activity in fiscal 2008. Customer inquiries, or requests for proposals, strengthened throughout fiscal years 2007 and 2008. This increase in customer inquiries led to increased orders in fiscal year 2008, and accordingly, a stronger backlog of orders entering into fiscal year 2009.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $1.8 million to $165.9 million in the third quarter of fiscal 2009 compared to $164.1 million in the third quarter of fiscal 2008. For the third quarter of fiscal 2009, domestic revenues increased by 1.8% to $124.2 million compared to the third quarter of fiscal 2008. Domestic revenues increased $3.5 million due to a mediated settlement related to a contract that was in dispute for several years in the Process Control Systems business segment. Total international revenues decreased to $41.8 million in the third quarter of fiscal 2009 compared to $42.2 million in the third quarter of fiscal 2008 as a result of the completion of a large international project at the end of fiscal 2008. International revenues are primarily related to energy related investments, principally oil and gas projects. Gross profit for the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, increased by approximately $6.1 million to $41.1 million as a result of improved pricing and contract execution and $2.8 million related to the contract settlement discussed above. Gross profit as a percentage of revenues increased to 24.8% in the third quarter of fiscal 2009, compared to 21.3% in the third quarter of fiscal 2008. Excluding the contract settlement, gross profit as percentage of revenue was 23.6%. This increase in gross profit as a percentage of revenues resulted from an increased production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
For the nine months ended June 30, 2009, consolidated revenues increased $28.9 million to $500.5 million compared to $471.6 million for the nine months ended June 30, 2008. Revenues increased primarily due to an increased sales effort and strong market demand. For the first nine months of fiscal 2009, domestic revenues increased by 13.1% to $386.5 million compared to the first nine months of fiscal 2008. Total international revenues decreased to $114.0 million in the first nine months of fiscal 2009 compared to $129.8 million in the first nine months of fiscal 2008 as a result of the completion of a large international project at the end of fiscal 2008. Gross profit for the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, increased by approximately $17.1 million, to $109.5 million, as a result of improved pricing and contract execution. Gross profit as a percentage of revenues increased to 21.9% for the first nine months of fiscal 2009, compared to 19.6% for the first nine months of fiscal 2008. This increase in gross profit as a percentage of revenues resulted from the increase in production volume and improved pricing, as well as the favorable impact from the successful completion of certain jobs with margins that exceeded expectations.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $156.1 million in the third quarter of fiscal 2009, compared to $156.5 million for the third quarter of fiscal 2008. In the third quarter of fiscal 2009, revenues from public and private utilities were approximately $39.2 million, compared to $41.3 million in the third quarter of fiscal 2008. Revenues from industrial and commercial customers totaled $106.0 million in the third quarter of 2009, an increase of $0.8 million compared to the third quarter of fiscal 2008. Municipal and transit projects generated revenues of $10.9 million in the third quarter of fiscal 2009 compared to $10.0 million in the third quarter of fiscal 2008.
Business segment gross profit, as a percentage of revenues, was 23.1% in the third quarter of fiscal 2009, compared to 20.5% in the third quarter of fiscal 2008. The increase in gross profit as a percentage of revenues was attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs.
For the nine months ended June 30, 2009, our Electrical Power Products segment recorded revenues of $478.3 million, compared to $451.7 million for the nine months ended June 30, 2008. In the first nine months of fiscal 2009, revenues from public and private utilities were approximately $107.5 million, compared to $137.4 million in the first nine months of fiscal 2008. Revenues from commercial and industrial customers totaled $343.3 million in the first nine months of fiscal 2009, an increase of $50.9 million compared to the first nine months of fiscal 2008. Municipal and transit projects generated revenues of $27.5 million in the first nine months of fiscal 2009, compared to $21.9 million in the first nine months of fiscal 2008.
For the nine months ended June 30, 2009, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 20.9%, compared to 18.9% for the nine months ended June 30, 2008. The increase in gross profit as a percentage of revenues was attributable to an increase in production volume and improved pricing, along with higher than anticipated margins being achieved on various jobs.

Process Control Systems
Our Process Control Systems business segment recorded revenues of $9.9 million in the third quarter of fiscal 2009, an increase from $7.6 million in the third quarter of fiscal 2008. Business segment gross profit, as a percentage of revenues, increased to 51.4% in the third quarter of fiscal 2009 compared to 38.9% in the third quarter of fiscal 2008. Revenues increased $3.5 million and gross profit increased $2.8 million due to a mediated settlement related to a previously completed contract that was in dispute for several years.
For the nine months ended June 30, 2009, our Process Control Systems business segment recorded revenues of $22.3 million, up from $19.9 million for the nine months ended June 30, 2008. Business segment gross profit increased, as a percentage of revenues, to 41.7% for the first nine months of fiscal 2009, compared to 35.4% for the first nine months of fiscal 2008. This increase resulted from a favorable mix of jobs and achieving synergies and increased efficiencies through regionalization of operations. Revenues increased $3.5 million and gross profit increased $2.8 million due to a mediated settlement related to a previously completed contract that was in dispute for several years.
For additional information related to our business segments, see Note J of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 12.3% of revenues in the third quarter of fiscal 2009 compared to 13.3% of revenues in the third quarter of fiscal 2008. Selling, general and administrative expenses were $20.4 million for the third quarter of fiscal 2009 compared to $21.8 million for the third quarter of fiscal 2008. This decrease was primarily related to incentive compensation expense and commissions related to new orders. Selling, general and administrative expenses decreased as a percentage of revenues primarily due to our ability to leverage our existing infrastructure to support our increased production volume.
For the nine months ended June 30, 2009, consolidated selling, general and administrative expenses decreased to 12.4% of revenues, compared to 13.3% of revenues for the nine months ended June 30, 2008. Selling, general and administrative expenses were $62.3 million for the first nine months of fiscal 2009 compared to $62.8 million for the first nine months of fiscal 2008. As a percentage of revenues, selling, general and administrative expenses decreased primarily because we were able to leverage our existing infrastructure to support our increased production volume, along with the timing of commissions related to new orders.
Interest Expense and Income
Interest expense was $0.2 million and $0.9 million for the three and nine months ended June 30, 2009, respectively, a decrease of approximately $0.5 million and $1.4 million compared to the three and nine months ended June 30, 2008, respectively. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during the first nine months of fiscal 2009.
Interest income was approximately $33,000 and $93,000 for the three and nine months ended June 30, 2009, respectively, compared to approximately $59,000 and $260,000 for the three and nine months ended June 30, 2008, respectively. This decrease resulted from lower interest rates being earned on amounts invested.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.1% in the third quarter of fiscal 2009 compared to 37.8% in the third quarter of fiscal 2008. For the first nine months of fiscal 2009, our effective tax rate was 35.1% compared to 36.8% for the first nine months of fiscal 2008. The decrease in the effective tax rate resulted primarily from our increased domestic taxable income and the benefit derived from the Domestic Production Activities Deduction. Our effective tax rate was also impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States; as well as a mix of various state income taxes due to the relative mix of volume in the United States.
In addition, adjustments to accruals for uncertain tax positions are analyzed and adjusted quarterly as events occur to warrant such change. Adjustments to tax accruals are a component of the effective tax rate.

Net Income
In the third quarter of fiscal 2009, we generated net income of $13.1 million, or $1.14 per diluted share, compared to $7.9 million, or $0.69 per diluted share, in the third quarter of fiscal 2008. For the nine months ended June 30, 2009, we recorded net income of $29.8 million, or $2.59 per diluted share, compared to $17.5 million, or $1.53 per diluted share, for the nine months ended June 30, 2008. We generated higher revenues and improved gross profits for the Company as a whole, while leveraging our existing infrastructure to support our increased production volume.
Backlog
The order backlog at June 30, 2009 was $425.7 million, compared to $518.6 million at September 30, 2008 and $553.1 million at the end of the third quarter of fiscal 2008. New orders placed during the third quarter of fiscal 2009 decreased to $103.0 million from $187.6 million in the third quarter of fiscal 2008.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $89.4 million at June 30, 2009, as a result of cash flow provided by operations of approximately $112.2 million for the first nine months of fiscal 2009. As of June 30, 2009, current assets exceeded current liabilities by 1.9 times and our debt to total capitalization ratio was 5.9%. The approximately $112.2 million of cash flow from operations resulted from our increased efforts to manage inventory and billings to customers. The cash flow generated from operations in the first nine months of fiscal 2009 was used to repay the $19.0 million outstanding on the US Revolver at September 30, 2008 and to finance our operational activities.
At June 30, 2009, we had cash and cash equivalents of $89.4 million, compared to $10.1 million at September 30, 2008. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $6.6 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of June 30, 2009, there was approximately $2.5 million borrowed under these lines of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $14.9 million at June 30, 2009, compared to $41.8 million at September 30, 2008. Letters of credit outstanding were $15.4 million at June 30, 2009, compared to $22.2 million at September 30, 2008, which reduced our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $43.1 million and $4.1 million, respectively, at June 30, 2009. For further information regarding our debt, see Notes F and G of Notes to Condensed Consolidated Financial Statements.
In December 2008, the Company further amended its Amended Credit Agreement to provide additional working capital support for the Company for 180 days. This amendment expired June 1, 2009, and as a result, the amount available under the US Revolver was reduced to its previous limit of $58.5 million. This amendment also increased the applicable interest rate by 25 to 50 basis points and raised the baseline amount for the minimum tangible net worth covenant to $172.5 million from $120 million. Additionally, this amendment extended the expiration of the Amended Credit Agreement by one year, to December 31, 2012.
Operating Activities
During the first nine months of fiscal 2009, cash provided by operating activities was approximately $112.2 million, and during the first nine months of fiscal 2008, cash used in operating activities was approximately $4.7 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. The increase in cash flow from operations resulted from our increased efforts to manage inventory and billings to customers.
Investing Activities
Investments in property, plant and equipment during the first nine months of fiscal 2009 totaled approximately $6.4 million compared to $2.0 million during the first nine months of fiscal 2008. The majority of our fiscal 2009 capital expenditures were used for the expansion of one of our operating facilities.

Financing Activities
Net cash used by financing activities was approximately $25.7 million for the first nine months of fiscal 2009, as the revolving line of credit balance was paid down, due to lower levels of working capital investments. Net cash provided by financing activities was approximately $8.3 million for the first nine months of fiscal 2008, as borrowings on the line of credit were used to fund operations and capital expenditures.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment of Accounting Research Bulletin 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations and financial condition.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated results of operations and financial condition.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 138, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. Earlier application is not permitted. We do not expect adoption of FSP EITF 03-6-1 to have a material effect on our earnings per share.
In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance, for companies that have adopted SFAS No. 157. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with SFAS No. 154, Accounting Change and Error Corrections. FSP FAS 157-3 was adopted by us effective October 1, 2008, but currently has no effect on our results of operations, cash flows or financial position.
In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, Equity Method Investment Considerations (“EITF 08-06”). The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments. EITF 08-06 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We will adopt EITF 08-06 as of the beginning of fiscal 2010, and are currently assessing the potential impact upon adoption.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS No. 132(R)”) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal 2011. We do not expect FSP FAS 132(R)-1 will have a material impact on our condensed consolidated financial statements.
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those “that a market participant” would use. Instead, FSP EITF 99-20-1 requires that an other-than-temporary impairment be recognized through earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 is effective for the first interim period or fiscal year ending after December 15, 2008, and each interim and annual period thereafter. Retroactive application to a prior interim period is not permitted. Because we hold no such securities, the adoption of FSP EITF 99-20-1 has not had, nor is it expected to have, an impact on the our results of operations, financial position or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 is required for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends SFAS No. 141R to clarify the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 becomes effective for us on October 1, 2010. As the provisions of FSP FAS 141(R)-1 will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009. FSP FAS 157-4 was adopted by us effective June 30, 2009, but currently has no impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements. SFAS No. 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date. The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events.

Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading. The statement is effective for financial reporting periods ending after June 15, 2009. SFAS No. 165 was adopted by us effective June 30, 2009, but currently has no effect on our results of operations, cash flows or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP. While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supercedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 30, 2009. The Codification will be adopted by us on September 30, 2009. The Codification will have an impact on our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
Outlook for Fiscal 2009
Our backlog of orders was approximately $425.7 million at June 30, 2009, a $127.4 million decrease from the backlog of orders at June 30, 2008. While our current backlog is principally the result of market demand in petrochemical, utility and transportation markets over the past two years, our backlog has declined as capital investments have decreased due to a general softening in the markets we serve. Opportunities for future projects continue; however, the timing of many of these projects is difficult to predict. The worldwide financial crises have reduced the availability of liquidity and credit to fund the continuation and expansion of many industrial business operations worldwide. Recent financial market conditions have significantly increased the volatility of currency and commodity markets. This uncertainty has resulted in deferrals or delays of commitments for new infrastructure projects that are in our opportunity pipeline.
Our acquisitions over the past few years have strengthened our strategic position in the electrical power products markets and expanded our product offering in the utility, industrial and commercial markets. We have enhanced our capabilities with the addition of medium and low voltage IEC switchgear, intelligent motor control systems and power distribution solutions. The acquired Power/Vac® switchgear product line has a large installed base and a broad customer support across utility, industrial and commercial markets. These acquisitions provide us with a broader product portfolio and have enhanced our capabilities to meet market demands around the world. We believe that our expanded product portfolio and new channels to new markets have strengthened us in our Electrical Power Products business and positioned us in our key markets.
Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems and increased ridership, which should drive new investment in transit infrastructure.
The investment in working capital needed to produce our backlog varies and is impacted by the type of projects and the billing and payment terms on each project. The increase in volume over the last three years has increased our investment in working capital.

As projects are completed and customer payments are received, cash flow from the projects is recovered. While we believe that cash available and borrowing capacity under our existing revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future, the financial crises could have an adverse effect on our business. We will continue to actively monitor our investments in receivables and inventories and pursue milestone billings on projects in an effort to continue to generate cash flow from our operations.
In response to the financial crises affecting the financial markets, and ongoing threats to other financial institutions, U.S. legislation was enacted for the purpose of stabilizing the financial markets. There can be no assurance what impact this legislation ultimately will have on financial markets. If actions taken to provide stabilization to the financial markets and increasing availability of credit are unsuccessful, it could have a material adverse effect on our customers’ ability to secure financing for projects and our ability to secure financing for our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At June 30, 2009, $20.9 million was outstanding, bearing interest at approximately 2.75% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $209,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pounds Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the British Pound Sterling-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet at June 30, 2009.
During the first nine months of fiscal 2009, we entered into four foreign currency forward contracts to manage the volatility of future cash flows on certain large contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. At June 30, 2009, a net liability of approximately $0.4 million was recorded on the Condensed Consolidated Balance Sheets related to these transactions.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the nine months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of the control of the Company and its joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission withheld liquidated damages and earned contract payments from the joint venture. The Company made claims against the Commission for various matters, including compensation for extra work and delay to the project.

The joint venture, of which the Company is the managing partner, and the Commission reached an agreement through mediation in April 2009. The settlement required the Commission to pay the joint venture $5.9 million, of which $2.5 million was paid in December 2008, resulting from a jury verdict in favor of the Company. Additional payments of $2.5 million and approximately $0.9 million were received in May 2009 and July 2009, respectively. This settlement resulted in an increase in revenue of approximately $3.5 million, reduced by legal and other expenses of approximately $0.7 million for the three months ended June 30, 2009.

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

POWELL INDUSTRIES, INC. (Registrant)
August 4, 2009	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2009	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith