Form 10-K
period 2009-09-30
POWELL INDUSTRIES INC
filed 2009-12-11
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2009, was approximately $403,807,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 7, 2009, there were 11,497,610 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2010 annual meeting of stockholders to be filed not later than 120 days after September 30, 2009, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, our ability to secure and satisfy customers, our customers’ financial condition and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements contained in this Annual Report are based on current assumptions that we will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that competitive conditions in our markets will not change in a materially adverse way; that we will accurately identify and meet customer needs for products and services; that we will be able to retain and hire key employees; that our products and capabilities will remain competitive; that the financial markets and banking systems will stabilize and availability of credit will continue; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the Company’s control that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 77%, 73% and 66% of our consolidated revenues for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, were generated in the United States of America. Approximately 88% of our long-lived assets were located in the United States at September 30, 2009, with the remaining balance located primarily in the United Kingdom. Financial information related to our business and geographical segments is included in Note M of Notes to Consolidated Financial Statements.

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

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited in the United Kingdom. We refer to the acquired business herein as “S&I.” The operating results of S&I are included in our Electrical Power Products business segment from that date. Total consideration paid for S&I was approximately $19.2 million.

Electrical Power Products

Our Electrical Power Products business segment designs, develops, manufactures and markets custom engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include power control room substation packages, traditional and arc resistant distribution switchgear, medium-voltage circuit breakers, offshore generator and control modules, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 38,000 volts and are used in electric rail transportation, refining, chemical, offshore oil and gas production, electric utility and other heavy industrial markets. Product scope includes designs tested to meet both U.S. standards (ANSI — American National Standards Institute) and international design standards (IEC — International Electrotechnical Commission). We also seek to assist customers by providing value-added services such as spare parts, field service inspection and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We work to establish long-term relationships with the end users of our systems and with the design and construction engineering firms contracted by those end users.

On August 7, 2006, we purchased the Power/Vac® product line described above. We believe that this acquisition strengthens our strategic position in the electrical power products business and allows us to reach new markets and a broader base of customers. In conjunction with the Power/Vac® acquisition, Powell entered into a long-term commercial alliance with GE Consumer & Industrial whereby Powell became the exclusive supplier of ANSI medium voltage switchgear to GE.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. This acquisition allowed us to extend sales and services to the Eastern Gulf Coast Region.

On July 4, 2005, we acquired selected assets and assumed certain operating liabilities and contracts of Switchgear & Instrumentation Limited, as described above. S&I’s primary manufacturing facility is located in the United Kingdom. This acquisition is part of the Company’s overall strategy to increase our international presence. S&I affords Powell the opportunity to serve customers with products and solutions covering a wider range of electrical standards and opens new geographic markets previously closed due to our previous lack of product portfolio that met international electrical design and test standards. The fit, culture and market position of Powell and S&I compare favorably as both have similar reputations in engineered-to-order solutions.

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

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (“EPC”) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions. As a result of the supply agreement that we entered into on August 7, 2006, with GE, our revenues from GE were approximately $86 million, $82 million and $100 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, or approximately 14%, 13% and 18% of our consolidated revenues for these periods. Aside from GE, with whom we have a long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. GE has become a significant customer and has accounted for, and could continue to account for, more than 10% of the annual revenues of this business segment as a result of the supply agreement that we entered into on August 7, 2006.

During each of the past three fiscal years, no one country outside of the United States accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note M of Notes to Consolidated Financial Statements.

Competition

We strive to be the supplier of choice for custom engineered system solutions to a variety of customers and markets. Our activities are predominantly in the oil and gas and the electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects which are competitively bid. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply.

Our principal competitors include ABB, Eaton Corporation, GE, Schneider Electric and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. A significant portion of our business is from repeat customers and many times involves third-party engineering and construction companies hired by the end-user and with which we also have long and established relationships. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Electrical Power Products business segment backlog at September 30, 2009, totaled $329.6 million compared to $493.0 million at September 30, 2008. Our backlog has declined as an increasing number of our customers have delayed the start of new capital projects during the second half of fiscal year 2009. We anticipate that approximately $282.6 million of our ending 2009 backlog will be fulfilled during our fiscal year 2010. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past, accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. These raw material costs represented approximately 49% of our revenues in fiscal 2009. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2010. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation

This business segment is subject to the effects of changing prices. During the last three fiscal years, we experienced increased costs for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2009, 2008 or 2007.

Employees

At September 30, 2009, the Electrical Power Products business segment had 2,538 full-time employees located in the United States, the United Kingdom and Singapore. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $5.8 million, $6.3 million and $5.4 million in fiscal years 2009, 2008 and 2007, respectively.

Intellectual Property

While we are the holder of various patents, trademarks and licenses relating to this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

Our Process Control Systems business segment designs and delivers custom engineered-to-order technology solutions that help our customers manage their critical transportation, environmental and energy management processes and facilities. Our proprietary DYNAC® software suite provides a highly integrated operations management solution for these vital operations. The mission-critical information may be traffic flow in our intelligent transportation management solutions, water quality in our environmental treatment solutions or electrical power status in the case of our substation automation solutions. DYNAC® has user configurable applications designed specifically for clients that require high performance, 24/7 availability and superior data integrity in a secure environment.

We provide a comprehensive set of technical services to deliver these systems. A diverse team of professional systems engineers, software engineers, analysts, network specialists and automation engineers provide expertise for the entire lifecycle of a technology project. We have designed and built systems for various facilities and roadways around the world.

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental and energy sectors. From time to time, a significant percentage of revenues may result from one specific contract or customer due to the nature of large projects common to this business segment. In each of the past three fiscal years, revenues with one or more customers individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $7.4 million, $5.4 million and $5.9 million in fiscal 2009, 2008 and 2007, respectively. Contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for a given customer. Thus, multiple and/or continuous projects of similar magnitude with the same customer are rare. As such, gaps in large project awards may cause material fluctuations in segment revenues.

During each of the past three fiscal years, the United States is the only country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note M of Notes to Consolidated Financial Statements.

Competition

This business segment operates in a competitive market where competition for each contract varies. Depending upon the type of system and customer requirements, the competition may include large multinational firms as well as smaller regional competitors.

Our customized systems are designed to meet the specifications of our customers. Each system is designed, delivered and installed to the specific requirements of the particular application. We consider our engineering, systems integration and technical support capabilities vital to the success of our business. We believe our turnkey systems integration capabilities, customizable software, domain expertise, specialty contracting experience and financial strength give us a competitive advantage in our markets.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Process Control Systems business segment backlog at September 30, 2009, totaled $36.2 million compared to $25.5 million at September 30, 2008. We anticipate that approximately $24.7 million of our year-end 2009 backlog will be fulfilled during our 2010 fiscal year. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past, accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Employees

The Process Control Systems business segment had 120 full-time employees at September 30, 2009, primarily located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $0.3 million, $0.3 million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively.

Intellectual Property

While we are the holder of various copyrights related to software for this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the most significant risks and uncertainties described below. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements,” above.

The current economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

The current economic downturn has reduced our backlog of orders. Various factors drive demand for our products and services, including the price of oil, economic forecasts and financial markets. Continued uncertainty in the price of oil, economic recovery or further deterioration of the financial markets could continue to impact our customers and severely impact the demand for projects that would result in orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our products and services and could materially impact our business, financial condition and results of operations and potentially impact the trading price of our common stock.

Our industry is highly competitive.

Many of our competitors are significantly larger and have substantially greater resources than we do. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide products or services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

International and political events may adversely affect our operations.

International sales accounted for approximately 23% of our revenues in fiscal 2009, including sales from our operations in the United Kingdom. We primarily operate in developed countries with historically stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the United States or other countries.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 48% of our revenues for the fiscal year ended September 30, 2009. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, a significant portion of our revenues is recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects combines professional engineering, cost estimating, pricing and accounting judgment. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of estimated contract profitability. Previously recorded estimates are adjusted as the project progresses. In certain circumstances, it is possible that such adjustments could have a significant impact on our operating results for any fiscal quarter or year.

Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed-price contracts. We must estimate the costs of completing a particular project to bid for fixed-price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated, and could result in reduced profitability or losses on projects. Revenues and profits recognized under the percentage-of-completion method of accounting may be reversed if estimates of costs to complete a project increase. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year. Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestones and the applicable customer asserts a claim under these provisions. These contractual provisions define the conditions under which our customers may make claims against us to pay liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not fully asserted by our customers.

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

We may be unsuccessful at generating profitable internal growth.

Our ability to generate profitable internal growth will be affected by, among other factors, potential regulatory changes, our ability to attract new customers; increase the number or size of projects performed for existing customers; hire and retain employees and increase volume utilizing our existing facilities.

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

We carry insurance against many potential liabilities, and our management of risk may leave us exposed to unidentified or unanticipated risks.

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

We have manufacturing facilities, sales offices, field offices and repair centers located throughout the United States, and we have a manufacturing facility located in the United Kingdom. We also rent office space in Singapore on an as-needed basis. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal locations by segment as of September 30, 2009, are as follows:

			Approximate
	Number		Square Footage
Location	of Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	3	78.1	430,600	138,600
North Canton, OH	1	8.0	115,200	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	29,700
Chantilly, VA	1		—	5,200
East Rutherford, NJ	1		—	7,300

All leased properties are subject to long-term leases with remaining lease terms ranging from one to five years as of September 30, 2009. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

Item 3.	Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of our control and the control of our joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission withheld liquidated damages and earned contract payments from the joint venture. We made claims against the Commission for various matters, including compensation for extra work and delay to the project.

The joint venture, of which we are the managing partner, and the Commission reached an agreement through mediation in April 2009. The settlement required the Commission to pay the joint venture $5.9 million, of which $2.5 million was previously paid in December 2008, resulting from the previously issued jury verdict in our favor. An additional payment of $2.5 million was received in May 2009, and the final payment of $0.9 million was received in July 2009. This settlement resulted in an increase in revenue of approximately $3.5 million, reduced by legal and other expenses of approximately $0.7 million in fiscal 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market (“NASDAQ”) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ for our common stock.

	High	Low

Fiscal Year 2008:
First Quarter	$47.00	$37.51
Second Quarter	45.76	35.47
Third Quarter	55.50	38.50
Fourth Quarter	57.98	37.34
Fiscal Year 2009:
First Quarter	$41.00	$16.74
Second Quarter	37.31	23.25
Third Quarter	44.93	30.60
Fourth Quarter	42.55	33.73

As of December 7, 2009, the last reported sales price of our common stock on the NASDAQ was $37.08 per share. As of December 7, 2009, there were 548 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The following graph compares, for the period from October 31, 2004, to September 30, 2009, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment. The comparison assumes that $100 was invested on October 31, 2004, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

				11 Months
	Years Ended			Ended	Year Ended
	September 30,			September 30,	October 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operations:
Revenues	$665,851	$638,704	$564,282	$374,547	$256,645
Cost of goods sold	520,802	512,298	468,691	305,489	213,411

Gross profit	145,049	126,406	95,591	69,058	43,234
Selling, general and administrative expenses	83,414	84,001	77,246	55,345	41,846
Gain on sale of land and building	—	—	—	—	(1,052)

Income before interest, income taxes, minority interest	61,635	42,405	18,345	13,713	2,440
Interest expense (income), net	976	2,537	2,943	698	(386)
Income tax provision	20,734	14,072	5,468	4,609	932
Minority interest	208	(51)	21	(3)	63

Net income	$39,717	$25,847	$9,913	$8,409	$1,831

Basic earnings per share	$3.48	$2.29	$0.90	$0.77	$0.17

Diluted earnings per share	$3.43	$2.26	$0.88	$0.76	$0.17

					As of
	As of September 30,				October 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$97,403	$10,134	$5,257	$10,495	$24,844
Marketable securities	—	—	—	—	8,200
Property, plant and equipment, net	61,036	61,546	67,401	60,336	55,678
Total assets	404,840	397,634	341,015	292,678	226,778
Long-term debt and capital lease obligations, including current maturities	9,492	41,758	35,836	42,396	21,531
Total stockholders’ equity	246,761	206,874	173,549	156,931	143,994
Total liabilities and stockholders’ equity	404,840	397,634	341,015	292,678	226,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Throughout fiscal years 2007 and 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business activity in fiscal years 2008 and 2009. Customer inquiries, or requests for proposals, remained strong throughout fiscal 2008 and the first half of fiscal 2009. Accordingly, we entered fiscal 2009 with a strong backlog of orders which resulted in record revenues for fiscal 2009.

Results of Operations

Twelve Months Ended September 30, 2009 (“Fiscal 2009”) Compared to Twelve Months Ended September 30, 2008 (“Fiscal 2008”)

Revenue and Gross Profit

Consolidated revenues increased $27.2 million to $665.9 million in Fiscal 2009 compared to $638.7 million in Fiscal 2008. Revenues increased as we have responded to strong market demand by increasing our capacity and throughput. Domestic revenues increased by 10.0% to $516.0 million in Fiscal 2009 compared to $469.1 million in Fiscal 2008. International revenues decreased from $169.6 million in Fiscal 2008 to $149.9 million in Fiscal 2009, primarily as the result of changes in the British Pound Sterling-to-U.S. Dollar exchange rate. The increase in consolidated revenues was primarily due to an increased sales effort and strong market demand in Fiscal 2008 and the first half of Fiscal 2009. Gross profit in Fiscal 2009 increased by approximately $18.6 million compared to Fiscal 2008, as a result of our ability to absorb our fixed costs and improved pricing as a result of strong market activity.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $637.9 million in Fiscal 2009, compared to $611.5 million in Fiscal 2008. In Fiscal 2009, revenues from public and private utilities were approximately $154.3 million compared to $171.8 million in Fiscal 2008. Revenues from commercial and industrial customers totaled $432.5 million in Fiscal 2009, an increase of $32.5 million compared to Fiscal 2008. Municipal and transit projects generated revenues of $51.1 million in Fiscal 2009 compared to $39.7 million in Fiscal 2008.

Business segment gross profit, as a percentage of revenues, was 20.9% in Fiscal 2009 compared to 19.3% in Fiscal 2008. The increase in gross profit as a percentage of revenues was attributable to efficiencies resulting from an increase in production volume and improved pricing as a result of strong market activity.

Process Control Systems

In Fiscal 2009, our Process Control Systems business segment recorded revenues of $28.0 million, up from $27.2 million in Fiscal 2008. Business segment gross profit increased as a percentage of revenues, to 40.8% for Fiscal 2009, compared to 30.2% for Fiscal 2008. This increase resulted from a favorable mix of jobs and increased efficiencies through regionalization of operations. Revenues and gross profit benefited in Fiscal 2009 by approximately $3.5 million and $2.8 million, respectively, due to a mediated settlement related to a previously completed contract that was in dispute for several years.

For additional information related to our business segments, see Note M of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 12.5% of revenues in Fiscal 2009 compared to 13.2% of revenues in Fiscal 2008. Selling, general and administrative expenses decreased to $83.4 million in Fiscal 2009 compared to $84.0 million in Fiscal 2008. This decrease was primarily a result of decreased commissions and incentive compensation. Selling, general and administrative expenses as a percentage of revenues decreased primarily due to our ability to leverage our existing infrastructure to support our increased production volume, along with the timing of commissions related to new orders.

Interest Income and Expense

Interest expense was $1.1 million in Fiscal 2009, a decrease of approximately $1.8 million compared to Fiscal 2008. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during Fiscal 2009.

Interest income was $0.1 million in Fiscal 2009 compared to $0.4 million in Fiscal 2008. This decrease resulted from lower interest rates being earned on amounts invested.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 34.2% in Fiscal 2009 compared to 35.3% in Fiscal 2008. The decrease in the effective tax rate resulted primarily from an agreement reached with the taxing authorities in the United Kingdom resulting in a reduction in tax expense of approximately $568,000 related to foreign tax credits from previous years.

Net Income

In Fiscal 2009, we recorded net income of $39.7 million, or $3.43 per diluted share, compared to $25.8 million, or $2.26 per diluted share, in Fiscal 2008. We generated higher revenues and improved gross profits for the Company as a whole, while leveraging our existing infrastructure to support our increased production volume. As previously discussed, net income in Fiscal 2009 included the benefit of the $3.5 million mediated settlement, reduced by legal and other expenses of approximately $0.7 million, net of tax, related to a previously completed contract that was in dispute for several years.

Backlog

The order backlog at September 30, 2009, was $365.8 million, compared to $518.6 million at September 30, 2008. New orders placed during Fiscal 2009 totaled $511.2 million compared to $705.4 million in Fiscal 2008. Our decline in backlog was due to the amount of projects completed being greater than the amount of orders received, and a number of our customers have delayed the start of new capital projects during the second half of Fiscal 2009.

Fiscal 2008 Compared to Twelve Months Ended September 30, 2007 (“Fiscal 2007”)

Revenue and Gross Profit

Consolidated revenues increased $74.4 million to $638.7 million in Fiscal 2008 compared to $564.3 million in Fiscal 2007. Revenues increased as we responded to strong market demand by increasing our capacity and throughput. Domestic revenues increased by 25.9% to $469.1 million in Fiscal 2008 compared to $372.7 million in Fiscal 2007. International revenues decreased from $191.6 million in Fiscal 2007 to $169.6 million in Fiscal 2008, as a large international project was substantially completed in Fiscal 2007. The increase in consolidated revenues was primarily due to higher levels of energy related investments, principally oil and gas projects. Gross profit in Fiscal 2008 increased by approximately $30.8 million compared to Fiscal 2007, as a result of improved pricing and productivity.

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

Interest income was $0.4 million in Fiscal 2008 compared to $0.6 million in Fiscal 2007. This decrease resulted from lower interest rates and cash being used to fund working capital during Fiscal 2008.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.3% in Fiscal 2008 compared to 35.5% in Fiscal 2007. Our effective tax rate is impacted by income generated in the United Kingdom, which has a lower statutory rate than the United States, as well as a mix of various state income taxes due to the relative mix of volume in the United States.

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

Liquidity and Capital Resources

Cash and cash equivalents increased to approximately $97.4 million at September 30, 2009, as a result of cash flow provided by operations of approximately $127.0 million for Fiscal 2009. The approximately $127.0 million of cash flow from operations resulted from net income and our increased efforts to manage inventory and billings to customers and was used to repay our U.S. revolving credit facility and our revolving credit facility and term loan in the United Kingdom, reducing total debt outstanding by approximately $26.6 million, and to finance our operational activities. As of September 30, 2009, current assets exceeded current liabilities by 2.1 times and our debt to total capitalization ratio was 3.7%.

At September 30, 2009, we had cash and cash equivalents of $97.4 million, compared to $10.1 million at September 30, 2008. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $6.4 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of September 30, 2009, there were no amounts borrowed under these lines of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $9.5 million at September 30, 2009, compared to $41.8 million at September 30, 2008. Letters of credit outstanding were $17.6 million and $31.3 at September 30, 2009 and 2008, respectively. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $45.9 million and $6.4 million, respectively, at September 30, 2009. For further information regarding our debt, see Notes H and K of Notes to Consolidated Financial Statements.

Operating Activities

During Fiscal 2009, cash provided by operating activities was approximately $127.0 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. The increase in cash flow from operations resulted primarily from net income and our increased efforts to manage inventory and billings to customers. During Fiscal 2008, cash used in operating activities was approximately $5.2 million. Cash flow from operations was negatively impacted as accounts receivable and inventories increased due to higher volume as a result of demand for our products and services. During Fiscal 2007, cash provided by operating activities was approximately $12.2 million.

Investing Activities

Investments in property, plant and equipment during Fiscal 2009 totaled approximately $8.1 million compared to $3.4 million and $14.3 million in Fiscal 2008 and 2007, respectively. Our capital expenditures in Fiscal 2009 related primarily to the expansion of one of our operating facilities and for upgrades to our enterprise resource planning system (“ERP system”). The majority of our 2007 capital expenditures were used to continue the implementation of our new ERP system, and the expansion of two of our operating facilities.

There were no material proceeds from the sale of fixed assets in Fiscal 2009 or 2008. Proceeds from the sale of fixed assets provided cash of approximately $0.2 million in Fiscal 2007. Proceeds from the sale of fixed assets in Fiscal 2009 and 2007 were primarily from the sale of idled manufacturing facilities and equipment.

Financing Activities

Net cash used in financing activities was approximately $30.4 million in Fiscal 2009, because we paid down our revolving lines of credit and the term loan from the cash flow provided by our operating activities. Net cash provided by financing activities was approximately $13.8 million in Fiscal 2008. The primary source of cash in financing activities in Fiscal 2008 was due to borrowings on the US revolving line of credit and proceeds from the exercise of stock options, which were used to fund operations and capital expenditures. Net cash used in financing activities was approximately $4.0 million in Fiscal 2007. The primary use of cash in financing activities in Fiscal 2007 was due to payments on the US revolving line of credit.

Contractual and Other Obligations

At September 30, 2009, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-Term	Operating
As of September 30, 2009,	Debt	Lease
Payments Due by Period:	Obligations	Obligations	Total

Less than 1 year	$5,929	$2,982	$8,911
1 to 3 years	850	5,356	6,206
3 to 5 years	841	2,219	3,060
More than 5 years	3,267	—	3,267

Total long-term contractual obligations	$10,887	$10,557	$21,444

As of September 30, 2009, the total unrecognized tax benefit related to uncertain tax positions was approximately $0.6 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits will decrease by approximately $80,000 due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $17.6 million as of September 30, 2009, of which $12.6 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result from a contingent event related to our letters of credit (in thousands):

As of September 30, 2009,	Letters of
Payments Due by Period:	Credit

Less than 1 year	$9,312
1 to 3 years	7,948
3 to 5 years	135
More than 5 years	159

Total long-term commercial obligations	$17,554

We also had performance and maintenance bonds totaling approximately $182.8 million that were outstanding at September 30, 2009. Performance and maintenance bonds are used to guarantee contract performance to our customers.

Outlook

We participate in large capital-intensive projects in the oil and gas, petrochemical, utility and transportation markets, which can take several years to plan and execute. Once our customers begin the construction phase, projects are typically completed. Our record revenues in Fiscal 2009 were driven by the large number and size of capital projects that were planned and initiated over the past two years.

However, our backlog of orders going into our fiscal year 2010 (“Fiscal 2010”) is approximately $365.8 million, a $152.8 million decrease from the beginning backlog of orders going into Fiscal 2009. Throughout the second half of Fiscal 2009, an increasing number of our customers began to delay the start of new capital projects. We believe these delays resulted from the short-term reduction in the demand for oil, uncertainty in the worldwide economy and financial markets, as well as increasing uncertainty as to the impact that potential regulatory changes could have on their business. We believe that this delay in capital project investment decisions will subside once financial markets begin to stabilize and the impact of regulatory changes can be predicted.

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

We believe that cash available and borrowing capacity under our existing revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. During this period of market uncertainty, we will continue to monitor the factors that drive our markets. We will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Effects of Inflation

We have experienced significant price volatility related to raw materials, primarily copper, aluminum and steel, during the past three years. Fixed price contracts can limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. We anticipate that the volatility in commodity prices could impact our operations in Fiscal 2010.

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

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting.

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenues associated with maintenance, repair and service contracts are recognized when the services are performed. Expenses related to these types of services are recognized as incurred.

Allowance for Doubtful Accounts

We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. However, future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which, among other things, could have a material adverse impact on our operating results.

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

Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The annual evaluation for impairment of goodwill and indefinite-lived intangible assets is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2009, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

We adopted new accounting guidance on the accounting for uncertainty in income taxes on October 1, 2007. This new accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the positions. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. This new accounting guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Derivative Financial Instruments

As part of managing our exposure to changes in foreign currency exchange rates, we periodically utilize foreign exchange forward contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on accounts receivable, accounts payable and forecasted cash transactions. These contracts are recorded in the consolidated balance sheets at fair value, which is based upon an income approach consisting of a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the contracts using current market information as of the reporting date, such as foreign currency spot and forward rates.

We formally document our hedging relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the consolidated balance sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the consolidated statements of operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the consolidated statements of operations.

On January 1, 2009, we adopted new accounting guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities. This guidance was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The new guidance is focused on requiring enhanced disclosure on: 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, we are required to provide: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of our overall risk exposure; 2) quantitative disclosure in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the Accounting Standards Codification (“Codification”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. We are currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on future acquisitions.

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. This new guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. We are currently evaluating the potential impact of the adoption of this guidance on our consolidated results of operations and financial condition.

In April 2008, the FASB issued new accounting guidance regarding the determination of useful lives of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under accounting guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under accounting guidance related to business combinations and other U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this new guidance on our consolidated results of operations and financial condition.

In June 2008, the FASB issued new accounting guidance regarding share-based payment transactions that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-

class method. This new accounting guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of Fiscal 2010. Earlier application is not permitted. We do not expect adoption of this guidance to have a material effect on our earnings per share.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this new guidance shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal year 2011. We do not expect adoption of this new guidance to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of Fiscal 2009. The adoption of this new guidance had no material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This new guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition — date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This new accounting guidance becomes effective for us on October 1, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for assets or liabilities have significantly decreased, and identifying transactions that are not orderly. This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This new accounting guidance must be applied prospectively for interim periods ending after June 15, 2009, and was adopted by us effective June 30, 2009, but currently has no impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At September 30, 2009, $12.6 million was outstanding, bearing interest at approximately 3.0% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $126,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have significant operations that expose us to currency risk in the British Pound Sterling and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars and a portion of our credit facility is payable in British Pound Sterling. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the British Pound Sterling-to-U.S. Dollar exchange rate would not materially impact our consolidated balance sheet at September 30, 2009.

During Fiscal 2009, we entered into four foreign currency forward contracts to manage the volatility of future cash flows on certain large contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our consolidated balance sheets. At September 30, 2009, a net liability of approximately $0.8 million was recorded on our consolidated balance sheets related to these transactions.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
December 11, 2009

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$97,403	$10,134
Accounts receivable, less allowance for doubtful accounts of $1,607 and $1,180, respectively	114,274	132,446
Costs and estimated earnings in excess of billings on uncompleted contracts	46,335	82,574
Inventories, net	46,252	72,679
Income taxes receivable	695	149
Deferred income taxes	3,303	1,518
Prepaid expenses and other current assets	6,741	3,935

Total Current Assets	315,003	303,435
Property, plant and equipment, net	61,036	61,546
Goodwill	1,084	1,084
Intangible assets, net	21,305	25,014
Other assets	6,412	6,555

Total Assets	$404,840	$397,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$4,692	$7,814
Income taxes payable	7,637	7,223
Accounts payable	48,124	54,168
Accrued salaries, bonuses and commissions	24,503	26,361
Billings in excess of costs and estimated earnings on uncompleted contracts	44,772	39,336
Accrued product warranty	7,558	6,793
Other accrued expenses	11,856	11,041

Total Current Liabilities	149,142	152,736
Long-term debt and capital lease obligations, net of current maturities	4,800	33,944
Deferred compensation	2,685	2,821
Postretirement benefit obligation	784	807
Other liabilities	212	204

Total Liabilities	157,623	190,512

Commitments and Contingencies (Note K)
Minority Interest	456	248

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,479,610 and 11,403,687 shares issued, respectively; 11,479,610 and 11,403,687 shares outstanding, respectively	115	114
Additional paid-in capital	29,970	26,921
Retained earnings	219,961	180,244
Accumulated other comprehensive income	(2,716)	335
Deferred compensation	(569)	(740)

Total Stockholders’ Equity	246,761	206,874

Total Liabilities and Stockholders’ Equity	$404,840	$397,634

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2009	2008	2007

Revenues	$665,851	$638,704	$564,282
Cost of goods sold	520,802	512,298	468,691

Gross profit	145,049	126,406	95,591
Selling, general and administrative expenses	83,414	84,001	77,246

Income before interest, income taxes and minority interest	61,635	42,405	18,345
Interest expense	1,107	2,892	3,501
Interest income	(131)	(355)	(558)

Income before income taxes and minority interest	60,659	39,868	15,402
Income tax provision	20,734	14,072	5,468
Minority interest in net income (loss)	208	(51)	21

Net income	$39,717	$25,847	$9,913

Net earnings per common share:
Basic	$3.48	$2.29	$0.90

Diluted	$3.43	$2.26	$0.88

Weighted average shares:
Basic	11,424	11,265	11,045

Diluted	11,591	11,452	11,233

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumu-
							lated
							Other
	Other						Compre-
	Compre-			Additional			hensive	Deferred
	hensive	Common Stock		Paid-in	Retained	Treasury	Income	Compen-
	Income	Shares	Amount	Capital	Earnings	Stock	(Loss)	sation	Total

Balance, September 30, 2006		11,002	$110	$12,776	$144,659	$(525)	$817	$(906)	$156,931
Net income	$9,913				9,913				9,913
Foreign currency translation adjustments	1,528						1,528		1,528
Amortization of deferred compensation-ESOP								361	361
Exercise of stock options		124	1	2,847		416			3,264
Stock-based compensation				664					664
Income tax benefit from stock options exercised				393					393
Amortization of restricted stock				296					296
Deferred compensation — restricted stock				(13)					(13)
Issuance of restricted stock		18		(109)		109			—

Total comprehensive income	11,441				9,913		1,528		11,441
Incremental adjustment to adopt postretirement benefit accounting guidance, net of tax of $116	212						212		212

Balance, September 30, 2007		11,144	111	16,854	154,572	—	2,557	(545)	173,549
Net income	25,847				25,847				25,847
Foreign currency translation adjustments	(2,395)						(2,395)		(2,395)
Amortization of deferred compensation-ESOP								387	387
Exercise of stock options		239	3	4,234					4,237
Stock-based compensation				2,166					2,166
Income tax benefit from stock options exercised				2,510					2,510
Amortization of restricted stock				290				134	424
Deferred compensation — restricted stock		7		111					111
Issuance of restricted stock		14		716				(716)	—
Adjustment from adoption of accounting guidance on the accounting for uncertainty in income taxes				40	(175)				(135)
Postretirement benefit adjustment, net of tax of $97	173						173		173

Total comprehensive income	23,625				25,847		(2,222)		23,625

Balance, September 30, 2008		11,404	114	26,921	180,244	—	335	(740)	206,874
Net income	39,717				39,717				39,717
Foreign currency translation adjustments	(2,867)						(2,867)		(2,867)
Amortization of deferred compensation-ESOP								158	158
Exercise of stock options		31	1	513					514
Stock-based compensation		29		1,623					1,623
Income tax benefit from stock options exercised				291					291
Amortization of restricted stock								476	476
Issuance of restricted stock		16		622				(463)	159
Unrealized loss on cash flow hedges, net of tax of $164	(304)						(304)		(304)
Postretirement benefit adjustment, net of tax of $67	120						120		120

Total comprehensive income	$36,666				39,717		(3,051)		36,666

Balance, September 30, 2009		11,480	$115	$29,970	$219,961	$—	$(2,716)	$(569)	$246,761

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2009	2008	2007

Operating Activities:
Net income	$39,717	$25,847	$9,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,493	8,133	7,688
Amortization	3,469	3,740	3,876
Amortization of unearned restricted stock	634	425	296
Minority interest earnings (loss)	208	(51)	21
Stock-based compensation	1,622	2,167	651
Bad debt expense	959	637	1,192
Deferred income taxes	(1,447)	318	(592)
Changes in operating assets and liabilities:
Accounts receivable, net	15,392	(27,146)	578
Costs and estimated earnings in excess of billings on uncompleted contracts	35,701	(14,062)	(25,945)
Inventories	25,884	(25,513)	(19,148)
Prepaid expenses and other current assets	(3,432)	657	(2,354)
Other assets	(194)	—	(1,530)
Accounts payable and income taxes payable	(4,891)	(4,916)	18,657
Accrued liabilities	(40)	10,422	7,877
Billings in excess of costs and estimated earnings on uncompleted contracts	5,789	13,773	8,883
Deferred compensation	23	164	1,781
Other	97	217	316

Net cash provided by (used in) operating activities	126,984	(5,188)	12,160

Investing Activities:
Proceeds from sale of fixed assets	30	—	175
Purchases of property, plant and equipment	(8,081)	(3,428)	(14,338)

Net cash used in investing activities	(8,051)	(3,428)	(14,163)

Financing Activities:
Borrowings on US revolving line of credit	50,953	229,480	69,385
Payments on US revolving line of credit	(69,953)	(212,480)	(70,385)
Borrowings on UK revolving line of credit	—	—	2,276
Payments on UK revolving line of credit	(2,388)	(1,596)	(1,143)
Payments on UK term loan	(4,223)	(2,343)	(1,564)
Payments on capital lease obligations	(13)	(52)	(52)
Payments on short-term financing	—	—	(623)
Payments on industrial development revenue bonds	(400)	(400)	(400)
Payments on deferred acquisition payable	(5,220)	(5,563)	(5,198)
Proceeds from exercise of stock options	515	4,236	3,264
Tax benefit from exercise of stock options	291	2,510	393

Net cash (used in) provided by financing activities	(30,438)	13,792	(4,047)

Net increase (decrease) in cash and cash equivalents	88,495	5,176	(6,050)
Effect of exchange rate changes on cash and cash equivalents	(1,226)	(299)	812
Cash and cash equivalents at beginning of year	10,134	5,257	10,495

Cash and cash equivalents at end of year	$97,403	$10,134	$5,257

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

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

B.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Powell and our wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we hold a majority ownership, have also been consolidated. As a result of this consolidation, we record minority interest on our balance sheet for our joint venture partner’s share of equity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals and postretirement benefit obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2009	2008	2007

Cash paid during the period for:
Interest	$439	$1,447	$1,309
Income taxes, net of refunds	21,527	3,641	2,392

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The deferred acquisition payable was discounted based on a rate of approximately 6.6%, which approximated our incremental borrowing rate for obligations of a similar nature. The carrying value of this debt approximates fair value. For additional information regarding the deferred acquisition payable, see Note H.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2009 and 2008, accounts receivable included retention amounts of $8.1 million and $8.5 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $0.6 million of the retained amount at September 30, 2009, is expected to be collected subsequent to September 30, 2010.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and improvements, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Operations.

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

Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The annual evaluation for impairment of goodwill and indefinite-lived intangible assets is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. For additional information regarding our intangible assets, see Note J.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of September 30, 2009, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.

We adopted accounting guidance on the accounting for uncertainty in income taxes on October 1, 2007. This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. This accounting guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting.

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the projects. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenues associated with maintenance, repair and service contracts are recognized when the services are performed. Expenses related to these types of services are recognized as incurred.

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

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $6.0 million, $6.6 million and $5.6 million in fiscal years 2009, 2008 and 2007, respectively.

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

In the first quarter of fiscal year 2006, we adopted accounting guidance that generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued and any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption be eliminated against the appropriate equity accounts. Also under the new standard, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

We continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options. However, we apply expanded guidance for the development of our assumptions used as inputs for the Black-Scholes option pricing model for grants issued after November 1, 2005. Expected volatility is determined using historical volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term.

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

We recognized approximately $0.9 million in selling, general and administrative expenses of non-cash compensation expense related to the modification at July 31, 2006. After the modification adjustment, there was approximately $1.6 million of unrecognized non-cash compensation expense related to non-vested stock options at September 30, 2006. Of the $1.6 million unrecognized compensation expense, $0.7 million was expensed in fiscal year 2007, $0.5 million was expensed in fiscal year 2008 and $0.3 million was expensed in fiscal year 2009. The remaining $0.1 million unrecognized compensation expense at September 30, 2009, will be expensed during fiscal year 2010. In addition, at September 30, 2006, there was approximately $0.3 million of total unrecognized compensation expense related to restricted stock, of which $0.2 million was recognized in fiscal year 2007 and $0.1 million was recognized in fiscal year 2008.

Derivative Financial Instruments

As part of managing our exposure to changes in foreign currency exchange rates, we periodically utilize foreign exchange forward contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on accounts receivable, accounts payable and forecasted cash transactions. These contracts are recorded in the Consolidated Balance Sheets at fair value, which is based upon an income approach consisting of a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the contracts using current market information as of the reporting date, such as foreign currency spot and forward rates.

We formally document our hedging relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Consolidated Statements of Operations as the changes occur. If it is

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the Consolidated Statements of Operations.

On January 1, 2009, we adopted new accounting guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities. This guidance was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. The new guidance is focused on requiring enhanced disclosure on: 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, we are required to provide: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of our overall risk exposure; 2) quantitative disclosure in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.

The adoption of the new accounting guidance did not have an impact on our consolidated financial position or results of operations. As a result of the adoption of this guidance, we have expanded our disclosures regarding derivative instruments and hedging activities with Note L.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on available-for-sale marketable securities, derivative instruments and currency translation adjustments in foreign consolidated subsidiaries.

Fair Value Measurements

On October 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. It was effective for us beginning October 1, 2008, for certain financial assets and liabilities. Refer to Note C for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning October 1, 2009. We believe that the adoption of the new guidance applicable to non-financial assets and liabilities will not have a material effect on our financial position, results of operations or cash flows.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the Accounting Standards Codification (“Codification”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently unable to predict the potential impact, if any, of the adoption of this new accounting guidance on future acquisitions.

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in consolidated financial statements. This new guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. We are currently evaluating the potential impact of the adoption of this guidance on our consolidated results of operations and financial condition.

In April 2008, the FASB issued new accounting guidance regarding the determination of useful lives of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under accounting guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under accounting guidance related to business combinations and other U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. Earlier application is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this new guidance on our consolidated results of operations and financial condition.

In June 2008, the FASB issued new accounting guidance regarding share-based payment transactions that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method. This new accounting guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal year 2010. Earlier application is not permitted. We do not expect adoption of this guidance to have a material effect on our earnings per share.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this new guidance shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal year 2011. We do not expect adoption of this new guidance to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of fiscal 2009. The adoption of this new guidance had no material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This new guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This new accounting guidance becomes effective for us on October 1, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for assets or liabilities have significantly decreased, and identifying transactions that are not orderly. This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This new accounting guidance must be applied prospectively for interim periods ending after June 15, 2009, and was adopted by us effective June 30, 2009, but currently has no impact on our financial statements.

C.	Fair Value Measurements

We measure certain financial assets and liabilities at fair value. New accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The new accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant	Fair Value at
	Identical Assets	Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets
Cash equivalents	$59,324	$—	$—	$59,324

Total	$59,324	$—	$—	$59,324

Liabilities
Foreign currency forward contracts	$—	$752	$—	$752

Total	$—	$752	$—	$752

Cash equivalents, primarily funds held in commercial paper, bank notes and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets. Our commercial paper, bank notes and money market instruments are valued primarily using quoted market prices and are included in Level 1 inputs. The fair value at September 30, 2009, for cash equivalents was approximately $59.3 million.

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at September 30, 2009. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Consolidated Balance Sheets for that period. The $0.8 million net fair value of our foreign currency forward contracts was included in other accrued expenses in our Consolidated Balance Sheets. See Note L for further discussion regarding our derivative instruments.

D.	Stock-Based Compensation

We have the following stock-based compensation plans:

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In Fiscal 2009, 16,000 shares of restricted stock were issued at a price of $38.87 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the plan was 84,000 as of September 30, 2009.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2000 Non-Employee Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. This plan will maintain its effectiveness until all options have been exercised or have expired. The total number of shares of our common stock available under this plan was approximately 33,000 as of September 30, 2009. Stock options granted to the Directors under this plan were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and vested in full one year from the grant date.

In September 2006, our Board of Directors adopted, and in February 2007, our stockholders approved, the 2006 Equity Compensation Plan (the “2006 Plan”), which became retroactively effective to September 29, 2006. Under the 2006 Plan, any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. A total of 750,000 shares of our common stock are available for issuance under the 2006 Plan.

In October 2006, October 2007 and October 2008, we granted approximately 107,000, 34,300 and 32,900 restricted stock units (“RSU”s), respectively, with a fair value of $31.86, $37.89 and $40.81 per share, respectively, to certain officers and key employees. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant dates. The actual amount of the RSUs earned will be based on cumulative earnings per share as reported relative to established goals for the three-year performance cycles which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At September 30, 2009, there were approximately 94,600 RSUs outstanding with a vesting period of three years. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

We recorded compensation expense of approximately $1.7 million and $2.3 million related to RSUs for the years ended September 30, 2009 and 2008, respectively. For the year ended September 30, 2007, no compensation expense was recognized related to the RSUs as the required performance targets were not met.

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permits us to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. At the April 15, 2005 Annual Meeting, stockholders approved an amendment to the 1992 Plan to increase the number of shares available for issuance under the plan from 2.1 million shares to 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There were 0.5 million shares available to be granted under this plan as of September 30, 2009. There were no restricted stock grants under the 1992 Plan during fiscal years 2009, 2008 and 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity (number of shares) for us was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)

Outstanding at September 30, 2006	732,770	17.37
Granted	—	—
Exercised	(193,520)	17.13
Forfeited	(33,800)	17.63

Outstanding at September 30, 2007	505,450	17.44
Granted	—	—
Exercised	(235,350)	17.79
Forfeited	(2,800)	17.85

Outstanding at September 30, 2008	267,300	17.14
Granted	—	—
Exercised	(29,950)	17.15
Forfeited	—	—

Outstanding at September 30, 2009	237,350	17.14	2.21	$4,068

Exercisable at September 30, 2009	198,350	16.88	2.05	$3,348

The following table summarizes information about stock options outstanding as of September 30, 2009:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/09	Contractual Life	Price	09/30/09	Price

$13.06 - 15.10	91,400	1.0	$15.10	91,400	$15.10
16.30 - 18.44	145,950	3.0	18.41	106,950	18.40

Total Options	237,350	2.2	17.14	198,350	16.88

No options were granted during the fiscal years ended September 30, 2009, 2008 and 2007.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2009	2008	2007

Numerator:
Net income	$39,717	$25,847	$9,913

Denominator:
Denominator for basic earnings per share-weighted average shares	11,424	11,265	11,045
Dilutive effect of stock options, restricted stock and restricted stock units	167	187	188

Denominator for diluted earnings per share-adjusted weighted average shares with assumed conversions	11,591	11,452	11,233

Net earnings per share:
Basic	$3.48	$2.29	$0.90

Diluted	$3.43	$2.26	$0.88

For the years ended September 30, 2009, 2008 and 2007, there were no options to purchase shares excluded from the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of our common stock.

F.	Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	September 30,
	2009	2008

Balance at beginning of period	$1,180	$1,739
Accrued bad debt expense	959	637
Deductions for uncollectible accounts written off, net of recoveries	(631)	(1,163)
(Decrease) increase due to foreign currency translation	99	(33)

Balance at end of period	$1,607	$1,180

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2009	2008

Balance at beginning of period	$6,793	$5,787
Accrued warranty expense	5,124	3,946
Deductions for warranty charges	(4,008)	(2,746)
Decrease due to foreign currency translation	(351)	(194)

Balance at end of period	$7,558	$6,793

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2009	2008

Raw materials, parts and subassemblies	$37,655	$57,742
Work-in-progress	8,597	14,937

Total inventories	$46,252	$72,679

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2009	2008

Costs incurred on uncompleted contracts	$552,805	$513,549
Estimated earnings	136,603	120,571

	689,408	634,120
Less: Billings to date	687,845	590,882

Net underbilled position	$1,563	$43,238

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,335	$82,574
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,772)	(39,336)

Net underbilled position	$1,563	$43,238

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2009	2008	Asset Lives

Land	$7,268	$7,628	—
Buildings and improvements	51,056	49,500	3 - 39 Years
Machinery and equipment	51,977	51,037	3 - 15 Years
Furniture and fixtures	3,050	2,992	3 - 10 Years
Construction in process	3,771	508	—

	117,122	111,665
Less: Accumulated depreciation	(56,086)	(50,119)

Total property, plant and equipment, net	$61,036	$61,546

Included in property and equipment are assets under capital lease of approximately $246,000 and $246,000 at September 30, 2009 and 2008, with related accumulated depreciation of approximately $246,000 and $225,000, respectively. Depreciation expense, including the depreciation of capital leases, was approximately $7.5 million, $8.1 million and $7.7 million for fiscal years 2009, 2008 and 2007, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 100% of employee contributions up to an employee contribution of 4% of each employee’s salary. We recognized expenses of $3.0 million, $2.2 million and $1.7 million in fiscal years 2009, 2008 and 2007, respectively, under this plan primarily related to matching contributions.

Employee Stock Ownership Plan

We have an employee stock ownership plan (“ESOP”) which initially purchased 793,525 shares of the Company’s common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4.5 million in 1992. This loan has been repaid by the ESOP as of September 30, 2009. Previously, payments were made over a 20-year period of $424,000 per year, including interest at 7%. We recorded deferred compensation as a contra-equity account for the amount loaned to the ESOP in the accompanying Consolidated Balance Sheets. We were required to make annual contributions to the ESOP to enable it to repay its loan to us. The amount in the deferred compensation account was amortized as compensation expense over 20 years as employees earned their shares for services rendered. Compensation expense for fiscal years 2009, 2008 and 2007 was approximately $158,000, $387,000 and $361,000, respectively, and interest income for fiscal years 2009, 2008 and 2007 was approximately $12,000, $38,000 and $63,000, respectively. The receivable from the ESOP was recorded as a reduction of stockholders’ equity, and the allocated and unallocated shares of the ESOP are treated as outstanding common stock in the computation of earnings per share. The Company has no current plans to contribute additional shares to the ESOP.

Deferred Compensation

We offer an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a “Rabbi Trust”). The assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in fiscal year 2009. Total assets held by the trustee and deferred compensation liabilities were $1.3 million at September 30, 2009.

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $1.4 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $3.7 million at September 30, 2009.

Retiree Medical Plan

We have a plan to extend to retirees health benefits which are available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service, age 55 or older but less than 65, who retire on or after January 1, 2000. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended September 30, 2009, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of October 1, 2008, our measurement date.

Effective September 30, 2007, we adopted new accounting guidance which requires the recognition of actuarial gains or losses, prior service costs or credits and transition assets or obligations in pension obligations and accumulated other comprehensive income that had previously been deferred.

Amounts recognized in accumulated other comprehensive income as of September 30, 2009, consisted of the following on a pretax basis (in thousands):

Net actuarial gain	$(1,067)
Prior service cost	282

Total recognized in accumulated other comprehensive income	$(785)

Amounts in accumulated other comprehensive income as of September 30, 2009, expected to be recognized as components of net periodic postretirement benefit cost in 2010 were as follows (in thousands):

Net actuarial gain	$(85)
Prior service cost	116

Total	$31

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2009	2008

Changes in postretirement benefit obligation:
Balance at beginning of year	$807	$942
Service cost	60	52
Interest cost	59	49
Actuarial loss (gain)	(147)	(234)
Benefits paid	(38)	(2)

Balance at end of year	$741	$807

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	38	2
Benefits paid	(38)	(2)

Fair value of assets at end of year	$—	$—

Reconciliation of funded status:
Unfunded liability	$(741)	$(807)
Unrecognized prior service cost	282	398
Unrecognized net actuarial gain	(1,067)	(996)

Net liability recognized	$(1,526)	$(1,405)

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	5.45	7.45
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2012	2011

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2009, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of approximately $55,000 and $10,000 or a decrease of approximately $49,000 and $9,000, respectively.

	Year Ended September 30,
	2009	2008	2007

Components of net periodic postretirement benefit cost:
Service cost	$60	$52	$53
Interest cost	59	49	50
Prior service cost	115	115	106
Net gain recognized	(75)	(79)	(71)

Net periodic postretirement benefit cost	$159	$137	$138

	2009	2008

Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	7.45	6.24
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2011	2010

Future expected benefit payments as of September 30, 2009, related to postretirement benefits for the subsequent five years were as follows (in thousands):

Expected
Benefit
Year Ending September 30,	Payments

2010	$33
2011	46
2012	49
2013	58
2014	59
2015 through 2019	434

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2009	2008

US Revolver	$—	$19,000
UK Revolver	—	2,726
UK Term Loan	—	4,907
Deferred acquisition payable	4,292	9,512
Industrial development revenue bonds	5,200	5,600
Capital lease obligations	—	13

Subtotal long-term debt and capital lease obligations	9,492	41,758
Less current portion	(4,692)	(7,814)

Total long-term debt and capital lease obligations	$4,800	$33,944

The annual maturities of long-term debt as of September 30, 2009, were as follows (in thousands):

Long-Term
Debt
Year Ending September 30,	Maturities

2010	$4,692
2011	400
2012	400
2013	400
2014	400
Thereafter	3,200

Total long-term debt maturities	$9,492

US and UK Revolvers

In December 2007 and 2008, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement continues to provide for a 1) $58.5 million revolving credit facility (“US Revolver”); 2) £4.0 million (pound sterling) (approximately $6.4 million) revolving credit facility (“UK Revolver”) and 3) £6.0 million (approximately $9.6 million) single advance term loan (“UK Term Loan”). The UK Term Loan was repaid in September 2009 and may not be reborrowed (see below). Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from -0.5% to 0.5%, as determined by our consolidated leverage ratio, is added to the applicable rate. The interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver is a floating rate based upon the LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by our consolidated leverage ratio as defined within the Amended Credit Agreement.

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts which may be borrowed under the respective revolvers. The amount available under the US Revolver is

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced by $12.6 million for our outstanding letters of credit at September 30, 2009. There were no letters of credit outstanding under the UK Revolver.

There were no borrowings outstanding under the US Revolver or the UK Revolver as of September 30, 2009. Amounts available under the US Revolver and the UK Revolver were approximately $45.9 million and $6.4 million, respectively, at September 30, 2009. The US Revolver and the UK Revolver expire on December 31, 2012.

The Amended Credit Agreement contains certain covenants and restricts our ability to pay dividends. It contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in the operations, business, properties, liabilities or condition (financial or otherwise) of us or a material impairment of the ability of us to perform our obligations under our debt agreements.

The Amended Credit Agreement’s principal financial covenants include:

Minimum Tangible Net Worth — The Amended Credit Agreement requires consolidated tangible net worth (stockholders’ equity, less intangible assets) as of the end of each quarter to be greater than the sum of $172,500,000, plus an amount equal to 50% of our consolidated net income for each fiscal quarter, plus an amount equal to 100% of the aggregate increase in stockholders’ equity by reason of the issuance and sale of any equity interests.

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

Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended September 30, 2009, and thereafter. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary of ours. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with our existing subordinated debt. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2009, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

UK Term Loan

The UK Term Loan provided £6.0 million, or approximately $9.6 million, for financing the acquisition of Switchgear & Instrumentation Limited. Approximately £5.0 million, or approximately $8.0 million, of this facility was used to finance the portion of the purchase price of Switchgear & Instrumentation Limited that was denominated in pounds sterling. The remaining £1.0 million, or approximately $1.6 million, was utilized as the initial working capital for the surviving business of Switchgear & Instrumentation Limited that we operate (referred to as “S&I”). Quarterly installments of £300,000, or approximately $478,000, began March 31, 2006, with the final payment due on December 31, 2010. The UK Term Loan was repaid in September 2009 and may not be reborrowed. The interest rate for amounts outstanding under the UK Term Loan is a floating rate based upon LIBOR plus a margin which can range from 1.25% to 2.25% as determined by our consolidated leverage ratio as defined within the Amended Credit Agreement.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million is payable in four installments every 10 months over the next 40 months following the acquisition date. The remaining deferred installments result in a discounted deferred acquisition payable of approximately $4.3 million at September 30, 2009, based on an assumed discount rate of 6.6%. The entire balance of this deferred acquisition payable is classified as current and is included in the current portion of long-term debt as this payment is due in December 2009.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2009, the balance in the restricted sinking fund was approximately $434,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.6% per year on September 30, 2009.

I.	Income Taxes

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2009	2008

Current deferred income taxes:
Gross assets	$9,457	$8,505
Gross liabilities	(6,154)	(6,987)

Net current deferred income tax asset	3,303	1,518

Noncurrent deferred income taxes:
Gross assets	3,894	3,600
Gross liabilities	(2,703)	(2,071)

Net noncurrent deferred income tax asset	1,191	1,529

Net deferred income tax asset	$4,494	$3,047

At September 30, 2009 and 2008, the noncurrent deferred income tax asset was included in other assets on the Consolidated Balance Sheets.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	September 30,
	2009	2008

Allowance for doubtful accounts	$40	$330
Workers’ compensation	388	340
Stock-based compensation	458	340
Reserve for accrued employee benefits	2,431	1,972
Warranty accrual	2,900	2,692
Uncompleted long-term contracts	(6,155)	(6,987)
Depreciation and amortization	(627)	(143)
Deferred compensation	1,062	1,341
Postretirement benefits liability	396	201
Accrued legal	93	65
Uniform capitalization and inventory	3,495	3,212
Software development costs	(488)	(483)
Other	501	167

Net deferred income tax asset	$4,494	$3,047

Income before interest, income taxes and minority interest was as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

U.S.	$56,115	$35,089	$11,329
Other than U.S.	4,544	4,779	4,073

Income from continuing operations before provision for income taxes	$60,659	$39,868	$15,402

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$18,028	$10,487	$3,904
State	2,910	1,628	641
Foreign	1,146	1,601	1,626
Deferred	(1,350)	356	(703)

Total income tax provision	$20,734	$14,072	$5,468

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2009	2008	2007

Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	3	3	3
International withholding tax	(1)	—	—
Other permanent tax items	—	(1)	(2)
Foreign rate differential	(1)	(1)	(1)
Domestic production activities deduction	(2)	(1)	—

Effective rate	34%	35%	35%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 34% in fiscal year 2009 compared to 35% in both fiscal years 2008 and 2007, respectively. The decrease in the effective tax rate resulted from an agreement reached with the taxing authorities in the United Kingdom related to foreign tax credits from previous years.

We have not recorded deferred income taxes on the undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In the first quarter of fiscal year 2008, we adopted accounting guidance on the accounting for uncertainty in income taxes. Upon adoption of the guidance, we recorded a $0.3 million increase in our tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, we had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which were recorded as components of income tax expense, in the amount of $135,000 as of September 30, 2009. A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

Balance as of September 30, 2008	$997
Increases related to tax positions taken during a prior period	229
Decreases related to expectations of statute of limitations	(638)

Balance as of September 30, 2009	$588

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2009, was not material.

There was no material change in the net amount of unrecognized tax benefits in the year ended September 30, 2009. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 13% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

We are subject to income tax in the United States, multiple state jurisdictions and a few international jurisdictions, primarily the United Kingdom. For United States federal income tax purposes, all years prior to 2007 are closed. The Internal Revenue Service (“IRS”) recently completed an examination of the returns for the 2005 and 2006 tax years. No material adjustments were identified during the examination. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the United Kingdom for tax

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years 2006 to present. We recently reached an agreement with the taxing authorities in the United Kingdom resulting in a reduction in tax expense of approximately $568,000 related to foreign tax credits from previous years.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months.

J.	Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill which is not being amortized and (2) patents, trademarks, tradenames, non-compete agreements, a supply agreement and purchased technologies which are amortized over their estimated useful lives. Goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization. We test for impairment of goodwill annually, or immediately if conditions indicate that impairment could exist. Intangible assets with definite useful lives continue to be amortized over their estimated useful lives. No impairment was identified as a result of performing our annual impairment test for fiscal years 2009, 2008 or 2007.

A summary of goodwill, intangible and other assets follows (in thousands):

	September 30, 2009		September 30, 2008
	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill not subject to amortization	$1,265	$181	$1,265	$181
Intangible assets subject to amortization:
Supply agreement — Power/Vac®	17,580	3,709	17,580	2,538
Non-compete agreements	4,170	2,643	4,170	1,809
Patents and Trademarks	804	804	804	774
Tradenames and unpatented technology	11,444	5,537	11,938	4,358
Deferred loan costs	829	649	809	620

	$36,092	$13,523	$36,566	$10,280

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total

2010	$3,555
2011	3,399
2012	2,262
2013	1,474
2014	1,474

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.	Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2014. At September 30, 2009, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending September 30,	Leases

2010	$2,982
2011	2,806
2012	2,550
2013	1,539
2014	680
Thereafter	—

Total lease commitments	$10,557

Lease expense for all operating leases was $3.1 million, $2.7 million and $2.4 million for fiscal years 2009, 2008 and 2007, respectively.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure our customers that we will perform under the terms of our contract and with associated vendors and subcontractors. In the event of default, the customer may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $12.6 million as of September 30, 2009, under our Amended Credit Agreement. We also had performance and maintenance bonds totaling approximately $182.8 million that were outstanding, with additional bonding capacity of approximately $117.2 million available, at September 30, 2009.

In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with (1) £10.0 million in bonds (approximately $15.9 million); (2) £2.5 million of forward exchange contracts and currency options (approximately $4.0 million) and (3) the ability to issue bonds and enter into forward exchange contracts and currency options. At September 30, 2009, we had outstanding a total of £3.1 million, or approximately $4.9 million, of obligations under this Facility Agreement.

The Facility Agreement is secured by a guarantee from Powell. The Facility Agreement’s principal financial covenants are the same as those discussed in Note H for the Amended Credit Facility. The Facility Agreement provides for customary events of default and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.

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

Other Contingencies

We previously entered into a construction joint venture agreement to supply, install and commission a Supervisory Control and Data Acquisition System (“SCADA”) to monitor and control the distribution and delivery of fresh water to the City and County of San Francisco Public Utility Commission (“Commission”). The project was substantially completed and has been performing to the satisfaction of the Commission. However, various factors outside of our control and the control of our joint venture partner caused numerous changes and additions to the work that in turn delayed the completion of the project. The Commission withheld liquidated damages and earned contract payments from the joint venture. We made claims against the Commission for various matters, including compensation for extra work and delay to the project.

The joint venture, of which we are the managing partner, and the Commission reached an agreement through mediation in April 2009. The settlement required the Commission to pay the joint venture $5.9 million, of which $2.5 million was previously paid in December 2008, resulting from the previously issued jury verdict in our favor. An additional payment of $2.5 million was received in May 2009, and the final payment of $0.9 million was received in July 2009. This settlement resulted in an increase in revenue of approximately $3.5 million, reduced by legal and other expenses of approximately $0.7 million during fiscal 2009.

L.	Derivative Instruments and Hedging Strategies

We operate in various countries and have a significant operation in the United Kingdom. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (U.S. Dollar/British Pound Sterling exchange rate) associated with certain contracted sales. As of September 30, 2009, we held only derivatives that were designated as cash flow hedges.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a cash flow hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, our risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an on-going basis. We assess the on-going effectiveness of our hedges in accordance with the Cumulative Dollar-Offset Approach, and measure and record hedge ineffectiveness at the end of each fiscal quarter, as necessary.

All derivatives are recognized on the Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of September 30, 2009, was approximately $13.0 million.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of derivative instruments included with the Consolidated Balance Sheets as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(In thousands)

Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$752
Foreign exchange forwards	Deferred income taxes	164	Other liabilities	—

Total derivatives		$164		$752

The following table presents the amounts affecting the Consolidated Statements of Operations for the year ended September 30, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from
	Recognized in Other		Accumulated Other
	Comprehensive Income	Location of Gain (Loss)	Comprehensive Income
	on Derivatives(1)	Reclassified from Accumulated	into Income(1)
	Year Ended	Other Comprehensive	Year Ended
Derivatives Designated	September 30, 2009	Income into Income	September 30, 2009

Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(467)	Other income (expense)	$22

Total designated cash flow hedges	$(467)		$22

(1)	For the year ended September 30, 2009, we recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note C for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the year ended September 30, 2009.

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions that are currently denominated in British Pounds Sterling will be adversely affected by changes in exchange rates. We are currently hedging our exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through August 15, 2011.

All changes in the fair value of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Consolidated Statements of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Consolidated Statements of Operations as the changes occur.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, approximately $0.3 million of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of September 30, 2009, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is 23 months.

We formally assess both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the year ended September 30, 2009, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.

Credit Risk

We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. Recently, the ability of financial counterparties to perform under financial instruments has become less certain. We attempt to take into account the financial viability of counterparties in both valuing the instruments and determining their effectiveness as hedging instruments. If a counterparty was unable to perform, our ability to qualify for hedging certain transactions would be compromised and the realizable value of the financial instruments would be uncertain. As a result, our results of operations and cash flows would be impacted.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Detailed information regarding our business segments is shown below (in thousands):

	Year Ended September 30,
	2009	2008	2007

Revenues:
Electrical Power Products	$637,845	$611,470	$541,584
Process Control Systems	28,006	27,234	22,698

Total	$665,851	$638,704	$564,282

Gross profit:
Electrical Power Products	$133,629	$118,171	$89,044
Process Control Systems	11,420	8,235	6,547

Total	$145,049	$126,406	$95,591

Income (loss) before income taxes and minority interest:
Electrical Power Products	$56,700	$38,241	$14,781
Process Control Systems	3,959	1,627	621

Total	$60,659	$39,868	$15,402

	September 30,
	2009	2008

Identifiable tangible assets:
Electrical Power Products	$258,012	$342,105
Process Control Systems	6,863	8,734
Corporate	117,398	20,507

Total	$382,273	$371,346

In addition, the Electrical Power Products business segment had approximately $1,084,000 and $1,084,000 of goodwill and $21,305,000 and $25,014,000 of intangible and other assets as of September 30, 2009 and 2008, respectively, and corporate had approximately $180,000 and $189,000 of deferred loan costs, as of September 30, 2009 and 2008, respectively, which are not included in identifiable tangible assets above.

Geographic Information

Revenues are as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

Europe (including former Soviet Union)	$30,582	$50,807	$28,118
Far East	62,155	13,092	27,600
Middle East and Africa	28,405	55,960	58,879
North, Central and South America (excluding U.S.)	28,737	49,772	76,964
United States	515,972	469,073	372,721

Total revenues	$665,851	$638,704	$564,282

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The United States is the only country that accounted for more than 10% of consolidated revenues in fiscal years 2009, 2008 or 2007.

	September 30,
	2009	2008

Long-lived assets:
United States	$53,503	$52,943
United Kingdom	7,481	8,563
Other	52	40

Total	$61,036	$61,546

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

N.	Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2009 and 2008 (in thousands, except per share data):

	2009 Quarters
	First	Second	Third	Fourth	2009

Revenues	$170,489	$164,099	$165,942	$165,321	$665,851
Gross profit	34,502	33,844	41,107	35,596	145,049
Net income	7,853	8,852	13,138	9,874	39,717
Basic earnings per share	0.69	0.78	1.15	0.86	3.48
Diluted earnings per share	0.68	0.77	1.14	0.85	3.43

	2008 Quarters
	First	Second	Third	Fourth	2008

Revenues	$147,121	$160,333	$164,123	$167,127	$638,704
Gross profit	26,695	30,692	35,002	34,017	126,406
Net income	3,586	6,029	7,893	8,339	25,847
Basic earnings per share	0.32	0.54	0.70	0.73	2.29
Diluted earnings per share	0.32	0.53	0.69	0.72	2.26

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

O.	Subsequent Events

Subsequent events have been evaluated for recognition and disclosure through December 9, 2009, the date of the filing of this Annual Report on Form 10-K with the SEC.

On October 21, 2009, we announced that we have entered into a definitive asset purchase agreement and two related purchase agreements with PowerComm Inc., and its subsidiaries Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd., each an Alberta corporation, pursuant to which we propose to acquire the business and substantially all of the assets of PowerComm Inc. and its subsidiaries. The aggregate purchase price set forth in the agreements calls for an initial payment of $24.2 million ($25.5 million CAD) in cash and a potential subsequent payment of up to $7.6 million ($8.0 million CAD) in cash based on actual earnings before interest, taxes, depreciation and amortization (EBITDA) for the 12 months ending March 31, 2010. We will fund the aggregate purchase price from our existing cash and cash equivalents. We will

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also assume certain liabilities of PowerComm including bank debt, accounts payable and obligations under capital leases estimated to total approximately $21.4 million ($22.5 million CAD).

The transaction, which is subject to customary closing conditions, regulatory approvals and approval from PowerComm shareholders, is expected to close in December 2009. PowerComm is headquartered in Alberta, Canada, and listed on the Toronto Stock Exchange.

PowerComm has mailed the proxy and information circular to its shareholders for the meeting to be held on December 15, 2009, at which its shareholders will vote on the proposal to approve the transaction.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2009, based on criteria in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2009, which appears in their report to the financial statements included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2009.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our executive officers and directors. A copy of our Code of Business Conduct and Ethics may be obtained at the Investor Relations section of our website, www.powellind.com, or by written request addressed to the Secretary, Powell Industries, Inc., 8550 Mosley Drive, Houston, Texas 77075. We will satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on our website.

Item 11.	Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.  Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2. Financial Statement Schedule.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number		Description of Exhibits

2.4	—	Asset Purchase Agreement dated October 21, 2009 by and among, Powell PowerComm Inc. (as a Buyer) and PowerComm Inc., Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc., and Concorde metal Manufacturing Ltd. (as Sellers) (filed as Exhibit 2.1 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.5	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm KO Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.2 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.6	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm Ventures Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.3 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Description of Exhibits

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed July 24, 2008, and incorporated herein by reference).
10.24		—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to our form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

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
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Christopher E. Cragg Christopher E. Cragg	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director

Date: December 11, 2009

EXHIBIT INDEX

Number		Exhibit Title

2.4	—	Asset Purchase Agreement dated October 21, 2009 by and among, Powell PowerComm Inc. (as a Buyer) and PowerComm Inc., Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc., and Concorde metal Manufacturing Ltd. (as Sellers) (filed as Exhibit 2.1 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.5	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm KO Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.2 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.6	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm Ventures Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.3 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

Number			Exhibit Title

10.14		—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed on July 24, 2008, and incorporated herein by reference).
10.24		—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to out Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.