Form 10-Q
period 2009-12-31
POWELL INDUSTRIES INC
filed 2010-02-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
(713) 944-6900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐Yes      ☑ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     At February 1, 2010, there were 11,543,084 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,179	$97,403
Cash held in escrow	2,383	—
Accounts receivable, less allowance for doubtful accounts of $2,580 and $1,607, respectively	113,133	114,274
Costs and estimated earnings in excess of billings on uncompleted contracts	43,248	46,335
Inventories, net	43,249	46,252
Income taxes receivable	81	695
Deferred income taxes	3,640	3,303
Prepaid expenses and other current assets	6,528	6,741

Total Current Assets	295,441	315,003
Property, plant and equipment, net	67,601	61,036
Goodwill	8,479	1,084
Intangible assets, net	26,318	21,305
Other assets	6,872	6,412

Total Assets	$404,711	$404,840

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$2,316	$4,692
Income taxes payable	4,165	7,637
Accounts payable	40,506	48,124
Accrued salaries, bonuses and commissions	17,795	24,503
Billings in excess of costs and estimated earnings on uncompleted contracts	42,427	44,772
Accrued product warranty	7,437	7,558
Other accrued expenses	8,935	11,856

Total Current Liabilities	123,581	149,142
Long-term debt and capital lease obligations, net of current maturities	19,200	4,800
Deferred compensation	2,791	2,685
Postretirement benefit obligation	778	784
Other liabilities	210	212

Total Liabilities	146,560	157,623

Commitments and Contingencies (Note H)

Equity
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,543,084 and 11,479,610 shares issued, respectively; 11,543,084 and 11,479,610 shares outstanding, respectively	115	115
Additional paid-in capital	30,804	29,970
Retained earnings	229,605	219,961
Accumulated other comprehensive income	(2,191)	(2,716)
Deferred compensation	(739)	(569)

Total Stockholders’ Equity	257,594	246,761
Noncontrolling interest	557	456

Total Equity	258,151	247,217

Total Liabilities and Equity	$404,711	$404,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2009	December 31, 2008
Revenues	$135,916	$170,489
Cost of goods sold	98,099	135,987

Gross profit	37,817	34,502

Selling, general and administrative expenses	22,641	21,561

Operating income	15,176	12,941

Interest expense	182	472
Interest income	(42)	(57)

Income before income taxes	15,036	12,526

Income tax provision	5,291	4,397

Net income	9,745	8,129

Net income attributable to noncontrolling interest	(101)	(276)

Net income attributable to Powell Industries, Inc.	$9,644	$7,853

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.84	$0.69

Diluted	$0.83	$0.68

Weighted average shares:
Basic	11,476	11,413

Diluted	11,626	11,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2009	December 31, 2008
Operating Activities:
Net income	$9,745	$8,129
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,001	1,918
Amortization	871	877
Stock-based compensation	817	748
Bad debt expense	1,302	384
Deferred income taxes	(537)	(916)
Changes in operating assets and liabilities:
Accounts receivable, net	17,557	(4,457)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,089	(216)
Inventories	8,195	8,105
Prepaid expenses and other current assets	3,691	1,508
Other assets	(287)	(21)
Accounts payable and income taxes payable	(17,760)	1,244
Accrued liabilities	(11,080)	(6,635)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,360)	27,554
Deferred compensation	106	(285)
Other	(21)	34

Net cash provided by operating activities	15,329	37,971

Investing Activities:
Proceeds from sale of fixed assets	14	1
Purchases of property, plant and equipment	(614)	(1,965)
Acquisition of Powell Canada	(21,828)	—

Net cash used in investing activities	(22,428)	(1,964)

Financing Activities:
Borrowings on US revolving line of credit	—	50,953
Payments on US revolving line of credit	—	(69,953)
Payments on UK term loan	—	(434)
Payments on Canadian revolving line of credit	(1,215)	—
Payments on industrial development revenue bonds	(400)	(400)
Payment on deferred acquisition payable	(4,292)	—
Proceeds from exercise of stock options	121	—
Tax benefit from exercise of stock options	62	—
Payments on short-term and other financing	—	(13)

Net cash used in financing activities	(5,724)	(19,847)

Net (decrease) increase in cash and cash equivalents	(12,823)	16,160
Effect of exchange rate changes on cash and cash equivalents	(1,401)	(1,337)
Cash and cash equivalents at beginning of period	97,403	10,134

Cash and cash equivalents at end of period	$83,179	$24,957

The accompanying notes are an integral part of these condensed consolidated financial statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Overview
Powell Industries, Inc. (“we,” “us,” “our,” “Powell” or the “Company”) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, Inc.; Switchgear & Instrumentation Limited and Powell Canada Inc.
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries.
On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (thebusiness of which is referred to herein as “Powell Canada”). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and instrumentation construction and maintenance services, and is a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. For further information on the Powell Canada acquisition, see Note B.
   Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Powell and its wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we hold a majority ownership, have also been consolidated. As a result of this consolidation, we record noncontrolling interest on our balance sheet for our joint venture partner’s share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2009, which was filed with the SEC on December 11, 2009.
   Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, self-insurance, warranty accruals, income taxes, postretirement benefit obligations and estimates related to acquisition valuations. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

   Fair Value Measurements
On October 1, 2008, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to fair value measurements. The authoritative guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The authoritative guidance was effective for us beginning October 1, 2008, for financial assets and liabilities. Refer to Note D for additional information regarding our fair value measurements for financial assets and liabilities. The changes became effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning October 1, 2009. The application of the authoritative guidance, as it relates to non-financial assets and liabilities, had no impact on our consolidated financial statements.
   Foreign Currency Translation
The functional currency for our foreign subsidiaries is the local currency where the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
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
We formally document our hedging relationship, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Condensed Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the condensed consolidated financial statements.
On January 1, 2009, we adopted new accounting guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities. This guidance enhances the disclosure requirements for derivative instruments and hedging activities. The new guidance is focused on requiring enhanced disclosure on: 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.
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
The adoption of the new accounting guidance did not have an impact on our consolidated financial position or results of operations. As a result of the adoption of this guidance, we have expanded our disclosures regarding derivative instruments and hedging activities at Note J.
   Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments and currency translation adjustments of foreign consolidated subsidiaries.

   Income Taxes
We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of December 31, 2009, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.
We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of December 31, 2009, the total amount of unrecognized tax benefits relating mainly to uncertain tax positions was approximately $453,000.
Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three months ended December 31, 2009 was not material.
There was no material change in the net amount of unrecognized tax benefits in the first quarter of fiscal 2010. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 13% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
We are subject to income tax in the United States, multiple state jurisdictions and a few international jurisdictions, primarily the United Kingdom and Canada (as of December 15, 2009). For United States federal income tax purposes, all years prior to 2007 are closed. The Internal Revenue Service (“IRS”) recently completed an examination of the returns for the 2005 and 2006 tax years. No material adjustments were identified during the examination. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the United Kingdom for tax years 2006 to present.
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
   New Accounting Standards
The FASB has codified a single source of authoritative nongovernmental U.S. GAAP, the Accounting Standards Codification (“Codification”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.
In December 2007, the FASB issued accounting guidance on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. Refer to Note B for additional information regarding our recent acquisition of Powell Canada and the impact of this guidance.
In December 2007, the FASB issued accounting guidance for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. This guidance did not have an impact on our consolidated financial position or results of operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this guidance shall be provided for fiscal years ending after December 15, 2009, and will be adopted by us in the first quarter of fiscal year 2011. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.
In April 2009, the FASB issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This accounting guidance became effective for us on October 1, 2009. See Note B for additional information regarding our recent acquisition of Powell Canada and the impact of this guidance.
B. ACQUISITION
On December 15, 2009, we acquired the business and certain assets of PowerComm and its subsidiaries, Redhill Systems, Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the business of which is referred to herein as “Powell Canada”). Powell Canada is headquartered in Edmonton, Alberta, Canada. Powell Canada’s principal business is electrical and instrumentation maintenance. They provide maintenance services, monitoring and testing of electrical and instrumentation infrastructure for industrial facilities, mainly for the oil and gas market in western Canada. This acquisition supports our strategy to expand our geographic presence into Canada, as well as increasing our service and maintenance capabilities.
We paid $21.8 million, plus expenses of approximately $2.2 million, for the acquisition from our existing cash and investments and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. An additional contingent payment of up to $7.6 million will be made after March 31, 2010, based on the earnings performance of Powell Canada for the twelve-month period ended March 31, 2010 (the “earnout”). The estimated fair value of the additional purchase price to be paid related to the earnout has been recorded as a current liability of approximately $1.0 million.
In addition to the purchase price discussed above, $2.4 million was placed into an escrow account related to the pending purchase of PowerComm’s joint venture operations in Kazakhstan. This transaction is expected to close by March 31, 2010.
The preliminary purchase price allocated to the assets acquired and liabilities assumed is based on the estimated fair value as of the acquisition date and is subject to revision as defined in the applicable accounting guidance. The finalization of the Kazakhstan transaction and calculation of the net asset adjustment, as defined in the acquisition agreement, will result in adjustments to the fair values initially assigned to the net assets acquired and the fair value of intangible assets.
Intangible assets initially recorded totaled $5.1 million and will be amortized over an initial weighted average life of approximately 8.4 years, on a straight line basis. Goodwill was initially recorded for approximately $11.1 million and will not be amortized. Goodwill represents the excess purchase price over the fair value allocated to the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of the net assets acquired was to obtain an existing service and manufacturing presence in Canada to strengthen our strategic position in the electrical power business utilizing the combined capabilities of Powell Canada with our existing operations. The finalization of the Kazakhstan transaction will result in adjustment to the fair values initially assigned to intangible assets.

The purchase price allocation was as follows (in thousands):

Accounts receivable	$17,693
Inventories	5,191
Prepaid expenses and other current assets	2,942
Property, plant and equipment	7,863
Intangible assets	5,857
Goodwill	7,316
Accounts payable and other current liabilities	(7,295)
Capital lease obligations	(2,667)
Bank debt assumed	(15,072)

Cash purchase price	21,828
Cash in escrow	2,358

Total purchase price	$24,186

Operating results of Powell Canada have been included in our Electrical Power Products business segment in our Condensed Consolidated Statements of Operations from December 15, 2009. Pro forma results, including the results of Powell Canada since the beginning of fiscal year 2009 would not be materially different than the actual results reported.
C. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2009	2008
Numerator:
Net income attributable to Powell Industries, Inc.	$9,644	$7,853

Denominator:
Weighted average basic shares	11,476	11,413
Dilutive effect of stock options, restricted stock and restricted stock units	150	66

Weighted average diluted shares with assumed conversions	11,626	11,479

Net earnings per share:
Basic	$0.84	$0.69

Diluted	$0.83	$0.68

All options were included in the computation of diluted earnings per share for the three months ended December 31, 2009 and 2008, respectively, as the options’ exercise prices were less than the average market price of our common stock.
D. FAIR VALUE MEASUREMENTS
We measure certain financial assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The accounting guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established which identifies and prioritizes three levels of inputs to be used in measuring fair value.
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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Cash equivalents	$40,496	$—	$—	$40,496
Foreign currency forward contracts	—	$96	$—	96

Total	$40,496	$96	$—	$40,592

Liabilities
Foreign currency forward contracts	$—	$22	$—	$22

Total	$—	$22	$—	$22

Cash equivalents, primarily funds held in certificates of deposit, bank notes and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at December 31, 2009. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. See Note J for further discussion regarding our derivative instruments.
E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Balance at beginning of period	$1,607	$1,180
Bad debt expense	1,302	334
Deductions for uncollectible accounts written off, net of recoveries	(370)	(385)
Increase (decrease) due to foreign currency translation	41	(47)

Balance at end of period	$2,580	$1,082

Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Balance at beginning of period	$7,558	$6,793
Warranty expense	801	1,468
Deductions for warranty charges	(923)	(564)
Increase (decrease) due to foreign currency translation	1	(406)

Balance at end of period	$7,437	$7,291

     Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2009	2009
Raw materials, parts and subassemblies	$37,159	$37,655
Work-in-progress	6,090	8,597

Total inventories	$43,249	$46,252

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2009	2009
Costs incurred on uncompleted contracts	$550,521	$552,805
Estimated earnings	152,082	136,603

	702,603	689,408
Less: Billings to date	701,782	687,845

Net underbilled position	$821	$1,563

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,248	$46,335
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,427)	(44,772)

Net underbilled position	$821	$1,563

F. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Net income attributable to Powell Industries, Inc.	$9,644	$7,853
Unrealized gain (loss) on foreign currency translation	766	(4,020)
Unrealized loss on derivative contracts	(241)	(1,731)

Comprehensive income	$10,169	$2,102

G. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2009	2009
Canadian Revolver	$11,637	$—
Canadian Term Loan	2,383	—
Industrial development revenue bonds	4,800	5,200
Capital lease obligations	2,696	—
Deferred acquisition payable	—	4,292

Subtotal long-term debt and capital lease obligations	21,516	9,492
Less current portion	(2,316)	(4,692)

Total long-term debt and capital lease obligations	$19,200	$4,800

     US and UK Revolvers
In December 2007 and 2008, we amended our existing credit agreement (“Amended Credit Agreement”) with a major domestic bank and certain other financial institutions. These amendments to our credit facility were made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (“US Revolver”); 2) £4.0 million (pound sterling) (approximately $6.4 million) revolving credit facility (“UK

Revolver”) and 3) £6.0 million (approximately $9.6 million) single advance term loan (“UK Term Loan”). The UK Term Loan was repaid in September 2009 and may not be reborrowed. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs recorded in other assets, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of certain of our subsidiaries.
The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from -0.5% to 0.5%, as determined by our consolidated leverage ratio, is added to the applicable rate. The floating interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver is a floating rate based upon the LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by our consolidated leverage ratio as defined within the Amended Credit Agreement.
The US Revolver and the UK Revolver provide for the issuance of letters of credit which reduce the amounts which may be borrowed under the respective revolvers. The amount available under the US Revolver was reduced by $11.8 million for our outstanding letters of credit at December 31, 2009. There were no letters of credit outstanding under the UK Revolver.
There were no borrowings outstanding under the US Revolver or the UK Revolver as of December 31, 2009. Amounts available under the US Revolver and the UK Revolver were approximately $46.7 million and approximately $6.4 million, respectively, at December 31, 2009. The US Revolver and the UK Revolver expire on December 31, 2012.
The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, including restrictions on our ability to pay dividends. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.
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
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended December 31, 2009, and thereafter. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2009, we were in compliance with all of the financial covenants of the Amended Credit Agreement.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $19.1 million) revolving credit facility (the Canadian Revolver), subject to certain limitations as defined in the credit agreement, and a single advance term loan of $2.5 million CAD (approximately $2.4 million)(the Canadian Term Loan).

Expenses associated with the Canadian Facility were $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.
The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of December 31, 2009, there were no letters of credit outstanding under the Canadian Revolver.
There was $11.6 million outstanding under the Canadian Revolver and approximately $7.0 million available at December 31, 2009. The Canadian Facility expires on February 29, 2012.
The principal financial covenants are consistent with those described in our US Revolver facility above. The Canadian Facility contains a “material adverse effect” clause. A material adverse effect is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of December 31, 2009, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.
     Canadian Term Loan
The Canadian Term Loan provided a single advance of $2.4 million for financing the acquisition of Powell Canada. Quarterly installments of $0.1 million begin March 31, 2010, with the final payment due on February 29, 2012. The interest rate for amounts outstanding under the Canadian Term Loan is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate. The balance outstanding on the Canadian Term Loan at December 31, 2009 was $2.4 million.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (“Bonds”). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (“Bond LC”) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at December 31, 2009. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2009, the balance in the restricted sinking fund was approximately $134,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.4% per year at December 31, 2009.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million was payable in four installments every 10 months over the next 40 months following the acquisition date, with the final installment being paid in December 2009. As of December 31, 2009, there is no balance remaining related to the deferred acquisition payable.
H. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.8 million as of December 31, 2009. We also had performance and maintenance bonds totaling approximately $183.1 million that were outstanding, with additional bonding capacity of approximately $116.9 million available, at December 31, 2009.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) approximately $15.9 million; 2) approximately $4.0 million of forward exchange contracts and currency options and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At December 31, 2009, we had outstanding a total of approximately $4.6 million of contingent obligations under this Facility Agreement.
The Facility Agreement is secured by a guarantee from Powell. The Facility Agreement’s principal financial covenants are the same as those discussed in Note G for the Amended Credit Facility. The Facility Agreement provides for customary events of default and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.
     Litigation
We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.
I. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for a full description of our existing stock-based compensation plans.
     Restricted Stock Units
In October 2008 and October 2009, the Company granted approximately 32,900 and 34,700 restricted stock units (“RSU”s), respectively, with a fair value of $40.81 and $38.36 per unit, respectively, to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (“NASDAQ”) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At December 31, 2009, there were approximately 87,500 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the three months ended December 31, 2008 and 2009, the Company recorded compensation expense of approximately $0.6 million and $0.7 million, respectively, related to the RSUs.
     Restricted Stock
Under the 2006 Equity Compensation Plan (the “2006 Plan”), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.
In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date.

     Stock Options
Stock option activity for the three months ended December 31, 2009 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2009	237,350	$17.14
Granted	—	—
Exercised	(8,000)	15.10
Forfeited	—	—

Outstanding at December 31, 2009	229,350	$17.21	2.25	$3,947

Exercisable at December 31, 2009	190,350	$16.96	2.10	$3,228

J. DERIVATIVE FINANCIAL INSTRUMENTS
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of December 31, 2009, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.
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
All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of December 31, 2009 was approximately $6.8 million.
The following table presents the fair value of derivative instruments included with the Condensed Consolidated Balance Sheets as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$96	Other accrued expenses	$22

Total derivatives		$96		$22

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended December 31, 2009:

	Amount of Gain		Amount of Gain
	(Loss) Recognized		(Loss) Reclassified
	in Other		from Accumulated
	Comprehensive		Other Comprehensive
	Income on		Income into
	Derivatives(1)		Income(1)
Location of Gain (Loss)
	Three Months Ended	Reclassified from Accumulated	Three Months Ended
Derivatives designated	December 31, 2009	Other Comprehensive Income into Income	December 31, 2009
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$700	Revenues	$141

Total designated cash flow hedges	$700		$141

(1)	For the three months ended December 31, 2009, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note D for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three months ended December 31, 2009.
     Cash Flow Hedges
The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions that are denominated in currencies other than the U.S. Dollar will be adversely affected by changes in exchange rates. We are currently hedging our exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through August 15, 2011, for transactions denominated in the British Pound Sterling.
All changes in the fair value of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Condensed Consolidated Statements of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Condensed Consolidated Statements of Operations as the changes occur.
As of December 31, 2009, approximately $41,000 of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of December 31, 2009, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is 20 months.
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
When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the three months ended December 31, 2009, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
K. BUSINESS SEGMENTS
We manage our business through operating segments, which are comprised of two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems to control and manage critical processes.
The tables below reflect certain information relating to our operations by reportable segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses and certain assets are allocated to the operating business segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents and marketable securities.
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Revenues:
Electrical Power Products	$130,510	$163,910
Process Control Systems	5,406	6,579

Total	$135,916	$170,489

Gross profit:
Electrical Power Products	$35,757	$32,172
Process Control Systems	2,060	2,330

Total	$37,817	$34,502

Income before income taxes:
Electrical Power Products	$14,987	$12,119
Process Control Systems	49	407

Total	$15,036	$12,526

L. SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through February 4, 2010, the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and no such events require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2009, which was filed with the Securities and Exchange Commission on December 11, 2009 and is available on the SEC’s website at www.sec.gov.
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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

•	Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

•	Our acquisition strategy involves a number of risks.

•	We may not be able to fully realize the revenue value reported in our backlog.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, and our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2009. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
Overview
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note K of Notes to Condensed Consolidated Financial Statements. Revenues and costs are primarily related to engineered-to-order equipment and systems which precludes us from providing detailed price and volume information.
Throughout fiscal years 2007 and 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business volume with favorable margins in fiscal 2009. Customer inquiries, or requests for proposals, remained strong throughout the first half of fiscal 2009. Throughout the second half of fiscal 2009, an increasing number of our customers began to cancel or delay the start of new capital projects for various reasons. This decreased our backlog of orders during 2009 and we began fiscal 2010 with a backlog of $365.8 million, a $152.8 million decrease from the backlog of orders at the beginning of fiscal 2009. This decline in orders related to large capital projects with favorable margins in the second half of fiscal 2009 and the first quarter of fiscal 2010, will reduce our revenues and gross profit in fiscal 2010 compared to fiscal 2009.
Results of Operations
Revenue and Gross Profit
Consolidated revenues decreased $34.6 million to $135.9 million in the first quarter of fiscal 2010 compared to $170.5 million in the first quarter of fiscal 2009. This decrease in revenues is a result of reduced backlog discussed above. For the first quarter of fiscal 2010, domestic revenues decreased by 20.7% to $106.4 million compared to the first quarter of 2009. Total international revenues were $29.5 million in the first quarter of 2010 compared to $36.2 million in the first quarter of 2009. Gross profit for the first quarter of fiscal 2010 increased by approximately $3.3 million, to $37.8 million, as a result of favorable margins on project completion due to operational efficiencies, a reduced workforce and cancellation fees for orders that were cancelled from our backlog. As a result, gross profit as a percentage of revenues increased to 27.8% in the first quarter of fiscal 2010, compared to 20.2% in the first quarter of fiscal 2009.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $130.5 million in the first quarter of fiscal 2010, compared to $163.9 million for the first quarter of fiscal 2009. This decrease in revenues is a result of reduced volume related to the reduction in orders and backlog discussed above. In the first quarter of fiscal 2010, revenues from public and private utilities were approximately $30.4 million, compared to $38.5 million in the first quarter of fiscal 2009. Revenues from commercial and industrial customers totaled $78.0 million in the first quarter of fiscal 2010, a decrease of $36.1 million compared to the first quarter of fiscal 2009. Municipal and transit projects generated revenues of $22.1 million in the first quarter of fiscal 2010 compared to $11.3 million in the first quarter of fiscal 2009. The decrease in revenues is discussed above.

Business segment gross profit, as a percentage of revenues, was 27.4% in the first quarter of fiscal 2010, compared to 19.6% in the first quarter of fiscal 2009. This increase in gross profit as a percentage of revenues resulted from a favorable mix of projects in the first three months of fiscal 2010 with improved pricing from strong market demand when the projects were negotiated, reduced costs on project completion due to operational efficiencies and a reduced workforce, along with cancellation fees for orders that were cancelled from our backlog. We anticipate that these gross margin levels will decline going forward given the overall mix of jobs currently in our backlog.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $5.4 million in the first quarter of fiscal 2010, a decrease from $6.6 million in the first quarter of fiscal 2009. Business segment gross profit, as a percentage of revenues, increased to 38.1% in the first quarter of fiscal 2010 compared to 35.4% in the first quarter of fiscal 2009. This increase resulted from a favorable mix of jobs with increased value-added services.
For additional information related to our business segments, see Note K of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 16.7% of revenues in the first quarter of fiscal 2010 compared to 12.7% of revenues in the first quarter of fiscal 2009. Selling, general and administrative expenses were $22.6 million for the first quarter of fiscal 2010 compared to $21.6 million for the first quarter of fiscal 2009. Selling, general and administrative expenses increased primarily due to expenses of approximately $1.6 million incurred for the acquisition of Powell Canada and an increase of approximately $1.0 million in our estimated allowance for bad debts partially offset by reduced commissions expense associated with lower bookings of new orders.
Interest Expense and Income
Interest expense was approximately $0.2 million in the first quarter of 2010, a decrease of approximately $0.3 million compared to the first quarter of fiscal 2009. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during the first quarter of fiscal 2010.
Interest income was approximately $42,000 in the first quarter of fiscal 2010 compared to approximately $57,000 in the first quarter of fiscal 2009. This decrease resulted from lower interest rates being earned on amounts invested.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.2% in the first quarter of fiscal 2010, essentially unchanged from the first quarter of fiscal 2009.
Net Income Attributable to Powell Industries, Inc.
In the first quarter of fiscal 2010, we recorded net income attributable to Powell Industries, Inc. of $9.6 million, or $0.83 per diluted share, compared to $7.9 million, or $0.68 per diluted share, in the first quarter of fiscal 2009 As discussed above, we generated improved gross profit percentages in all of our business segments, as a result of operational efficiencies, a reduced workforce and cancellation fees for orders that were cancelled from our Electrical Power Products business segment backlog.
Backlog
The order backlog at December 31, 2009, was $341.7 million, compared to $365.8 million at September 30, 2009 and $509.4 million at the end of the first quarter of fiscal 2009. New orders placed during the first quarter of fiscal 2010 totaled $107.7 million compared to $172.2 million in the first quarter of fiscal 2009. Backlog decreased during the second half of fiscal 2009 and into fiscal 2010 as an increasing number of our customers cancelled or delayed the start of new capital projects for various reasons. This decline in orders in the second half of fiscal 2009 and the first quarter of fiscal 2010 will negatively impact our revenues in fiscal 2010.
Liquidity and Capital Resources
Cash and cash equivalents decreased to approximately $83.2 million at December 31, 2009, primarily as a result of the purchase of Powell Canada during the first quarter of fiscal 2010. Approximately $15.3 million of cash flow from operations resulted from net income and our increased efforts to manage inventory and billings to customers. As of December 31, 2009, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 7.7%.
At December 31, 2009, we had cash and cash equivalents of $83.2 million, compared to $97.4 million at September 30, 2009. We have a $58.5 million revolving credit facility in the U.S. and an additional $6.4 million revolving credit facility in the United Kingdom, both of which expire in December 2012. As of December 31, 2009, there were no amounts borrowed under these lines of credit. We also have a $19.1 million revolving credit facility and a $2.4 million term loan in Canada. At December 31, 2009, $11.6 million was outstanding under the Canadian revolving credit facility, subject to certain limitations as defined in the credit agreement, and $2.4 million was outstanding under the Canadian term loan. Total long-term debt and capital lease obligations, including current maturities, totaled $21.5 million at December 31, 2009, compared to $9.5 million at September 30, 2009. Letters of credit outstanding were $11.8 million at December 31, 2009, compared to $17.6 million at September 30, 2009, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $46.7 million and $6.4 million, respectively, at December 31, 2009. Amounts available under the Canadian revolving credit facility were approximately $7.0 million at December 31, 2009. For further information regarding our debt, see Notes G and H of Notes to Condensed Consolidated Financial Statements.
We believe that cash and cash equivalents, projected cash flows from operations and borrowing capacity under our existing bank revolvers should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. During this period of market uncertainty, we will continue to monitor the factors that drive our markets. We will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Operating Activities
Cash provided by operating activities was approximately $15.3 million during the first quarter of fiscal 2010 and approximately $38.0 million during the first quarter of fiscal 2009. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first quarter of fiscal 2010 as cash was available to reduce accounts payable and income taxes payable as compared to the same period in the prior year.
Investing Activities
Investments in property, plant and equipment during the first quarter of fiscal 2010 totaled approximately $22.4 million compared to $2.0 million during the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we acquired Powell Canada for approximately $21.8 million. The majority of our 2009 capital expenditures were used for the expansion of one of our operating facilities.
Financing Activities
Net cash used in financing activities was approximately $5.7 million during the first quarter of fiscal 2010 and approximately $19.8 million for the first quarter of fiscal 2009. During the first quarter of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million. During the first quarter of fiscal 2009, we made net payments of $19.0 million on our US Revolver, which resulted in the majority of our net cash used in financing activities.
New Accounting Standards
See Note A to our condensed consolidated financial statements included in this report for information on new accounting standards.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

Outlook for Fiscal 2010
We participate in large capital-intensive projects in the oil and gas, petrochemical, utility and transportation markets, which can take several years to plan and execute. Once our customers begin the construction phase, projects are typically completed. Our record revenues in fiscal 2009 were driven by the large number and size of capital projects that were planned and initiated over the previous two years.
Our backlog of orders was approximately $341.7 million at December 31, 2009, a $167.7 million decrease from the backlog of orders at December 31, 2008. Throughout the second half of fiscal 2009 and continuing into the first quarter of fiscal 2010, an increasing number of our customers cancelled or delayed the start of new capital projects. We believe these delays resulted from the short-term reduction in demand for oil, uncertainty in the worldwide economy and financial markets, as well as increasing uncertainty as to the impact that potential regulatory changes could have on their business. We believe that this delay in capital project investment decisions will subside once financial markets begin to stabilize and the impact of regulatory changes can be predicted.
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
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At December 31, 2009, $25.8 million was outstanding, bearing interest at approximately 2.80% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $258,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2009.
During fiscal 2009 and the first quarter of 2010, we entered into six foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At December 31, 2009, we recorded a net asset of approximately $74,000 on our Condensed Consolidated Balance Sheets related to these transactions.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders Party thereto (filed as Exhibit 10.24 to our Form 10-K filed December 10, 2008, and incorporated herein by reference).

10.2	—	Credit Agreement dated as of December 15, 2009, between Powell Canada Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Service Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed December 21, 2009, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

February 4, 2010	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2010	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders Party thereto (filed as Exhibit 10.24 to our Form 10-K filed December 10, 2008, and incorporated herein by reference).

10.2	—	Credit Agreement dated as of December 15, 2009, between Powell Canada Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Service Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed December 21, 2009, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith