Form 10-Q
period 2010-03-31
POWELL INDUSTRIES INC
filed 2010-05-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     At April 30, 2010, there were 11,578,804 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$113,604	$97,403
Cash held in escrow	2,454	—
Accounts receivable, less allowance for doubtful accounts of $1,930 and $1,607, respectively	102,888	114,274
Costs and estimated earnings in excess of billings on uncompleted contracts	40,178	46,335
Inventories, net	39,302	46,252
Income taxes receivable	51	695
Deferred income taxes	3,893	3,303
Prepaid expenses and other current assets	3,101	6,741

Total Current Assets	305,471	315,003
Property, plant and equipment, net	66,041	61,036
Goodwill	8,244	1,084
Intangible assets, net	26,185	21,305
Other assets	7,685	6,412

Total Assets	$413,626	$404,840

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$2,320	$4,692
Income taxes payable	4,636	7,637
Accounts payable	38,220	48,124
Accrued salaries, bonuses and commissions	22,739	24,503
Billings in excess of costs and estimated earnings on uncompleted contracts	38,468	44,772
Accrued product warranty	7,054	7,558
Other accrued expenses	7,859	11,856

Total Current Liabilities	121,296	149,142
Long-term debt and capital lease obligations, net of current maturities	20,073	4,800
Deferred compensation	2,922	2,685
Postretirement benefit obligation	815	784
Other liabilities	207	212

Total Liabilities	145,313	157,623

Commitments and Contingencies (Note H)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,576,804 and 11,479,610 shares issued, respectively; 11,576,804 and 11,479,610 shares outstanding, respectively	116	115
Additional paid-in capital	31,521	29,970
Retained earnings	239,464	219,961
Accumulated other comprehensive income	(2,832)	(2,716)
Deferred compensation	(538)	(569)

Total Stockholders’ Equity	267,731	246,761
Noncontrolling interest	582	456

Total Equity	268,313	247,217

Total Liabilities and Equity	$413,626	$404,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenues	$142,135	$164,099	$278,051	$334,588
Cost of goods sold	105,602	130,255	203,701	266,242

Gross profit	36,533	33,844	74,350	68,346

Selling, general and administrative expenses	21,157	20,323	43,798	41,884

Operating income	15,376	13,521	30,552	26,462

Interest expense	228	262	410	734
Interest income	(115)	(3)	(157)	(60)

Income before income taxes	15,263	13,262	30,299	25,788

Income tax provision	5,378	4,655	10,669	9,052

Net income	9,885	8,607	19,630	16,736

Net (income) loss attributable to noncontrolling interest	(25)	245	(126)	(31)

Net income attributable to Powell Industries, Inc.	$9,860	$8,852	$19,504	$16,705

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.86	$0.78	$1.70	$1.46

Diluted	$0.85	$0.77	$1.68	$1.45

Weighted average shares:
Basic	11,523	11,413	11,498	11,413

Diluted	11,659	11,495	11,639	11,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2010	March 31, 2009
Operating Activities:
Net income	$19,630	$16,736
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,274	3,764
Amortization	2,095	1,738
Stock-based compensation	1,163	1,253
Bad debt expense	692	1,088
Deferred income taxes	(1,256)	(1,726)
Changes in operating assets and liabilities:
Accounts receivable	28,280	2,083
Costs and estimated earnings in excess of billings on uncompleted contracts	5,948	26,249
Inventories	12,151	12,386
Prepaid expenses and other current assets	7,156	1,105
Other assets	(1,537)	(21)
Accounts payable and income taxes payable	(19,392)	(4,699)
Accrued liabilities	(7,283)	(6,723)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,140)	26,490
Other	246	108

Net cash provided by operating activities	46,027	79,831

Investing Activities:
Proceeds from sale of fixed assets	14	1
Purchases of property, plant and equipment	(1,460)	(2,981)
Acquisition of Powell Canada	(21,828)	—

Net cash used in investing activities	(23,274)	(2,980)

Financing Activities:
Borrowings on US revolving line of credit	—	50,953
Payments on US revolving line of credit	—	(69,953)
Payments on UK term loan	—	(860)
Borrowings on Canadian revolving line of credit	891	—
Payments on Canadian revolving line of credit	(1,215)	—
Payments on Canadian term loan	(123)	—
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	(4,292)	(5,220)
Payments on short-term and other financing	(402)	(13)
Proceeds from exercise of stock options	617	53
Tax benefit from exercise of stock options	139	32

Net cash used in financing activities	(4,785)	(25,408)

Net increase in cash and cash equivalents	17,968	51,443
Effect of exchange rate changes on cash and cash equivalents	(1,767)	(1,435)
Cash and cash equivalents at beginning of period	97,403	10,134

Cash and cash equivalents at end of period	$113,604	$60,142

The accompanying notes are an integral part of these condensed consolidated financial statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
A. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, Inc.; Switchgear & Instrumentation Limited (S&I) and Powell Canada Inc.
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries.
On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and instrumentation construction and maintenance services, and is a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. For further information on the Powell Canada acquisition, see Note B.
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
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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

     Fair Value Measurements
On October 1, 2008, we adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to fair value measurements. The authoritative guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The authoritative guidance was effective for us beginning October 1, 2008, for financial assets and liabilities. Refer to Note D for additional information regarding our fair value measurements for financial assets and liabilities. The changes became effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning October 1, 2009. The application of the authoritative guidance, as it relates to non-financial assets and liabilities, had no impact on our consolidated financial statements.
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
On January 1, 2009, we adopted accounting guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities. This guidance enhances the disclosure requirements for derivative instruments and hedging activities. The guidance is focused on requiring enhanced disclosure on: 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.
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
The adoption of this accounting guidance did not have an impact on our consolidated financial position or results of operations. As a result of the adoption of this guidance, we have expanded our disclosures regarding derivative instruments and hedging activities within Note J.

     Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments and currency translation adjustments of foreign consolidated subsidiaries.
     Income Taxes
We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of March 31, 2010, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.
We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of March 31, 2010, the total amount of unrecognized tax benefits relating to mainly uncertain tax positions was approximately $588,000.
Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and six months ended March 31, 2010 was not material.
There was no material change in the net amount of unrecognized tax benefits in the first half of fiscal 2010. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 13% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
We are subject to income tax in the United States, multiple state jurisdictions and a few international jurisdictions, primarily the United Kingdom and Canada (as of December 15, 2009). For United States federal income tax purposes, all years prior to 2007 are closed. The Internal Revenue Service (IRS) recently completed an examination of the returns for the 2005 and 2006 tax years. No material adjustments were identified during the examination. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the United Kingdom for tax years 2006 to present.
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
     New Accounting Standards
The FASB has codified a single source of authoritative nongovernmental U.S. GAAP, the Accounting Standards Codification (Codification). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.
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
In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material impact on our consolidated financial statements.
B. ACQUISITION
On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems, Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada. Powell Canada’s principal business is electrical and instrumentation maintenance. They provide maintenance services, monitoring and testing of electrical and instrumentation infrastructure for industrial facilities, mainly for the oil and gas market in western Canada. This acquisition supports our strategy to expand our geographic presence into Canada, as well as increasing our service and maintenance capabilities.
We paid $21.8 million, plus expenses of approximately $2.6 million, for the acquisition from our existing cash and investments and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. In addition to the purchase price discussed above, $2.4 million was placed into an escrow account related to the pending purchase of PowerComm’s joint venture operations in Kazakhstan. This transaction closed in April 2010. An additional contingent payment of up to approximately $7.6 million may be made after March 31, 2010, based on the earnings performance of Powell Canada and PowerComm’s joint venture operations in Kazakhstan for the twelve-month period ended March 31, 2010 (the earnout). Based upon the financial information available, we have not recorded a liability related to the earnout.
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
Intangible assets recorded are approximately $4.8 million and will be amortized over an estimated weighted average life of approximately 8.4 years. Goodwill is recorded at approximately $9.2 million and will not be amortized. Goodwill represents the excess purchase price over the fair value allocated to the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of the net assets acquired was to obtain an existing service and manufacturing presence in Canada and to strengthen our strategic position in the electrical power business, utilizing the combined capabilities of Powell Canada with our existing operations. The finalization of the Kazakhstan transaction, the earnout and net asset adjustments will result in adjustments to the fair values initially assigned to intangible assets and goodwill.
The purchase price allocation was as follows, based on the exchange rate as of December 15, 2009 (in thousands):

Accounts receivable	$17,693
Inventories	5,191
Prepaid expenses and other current assets	858
Property, plant and equipment	7,863
Intangible assets	4,771
Goodwill	9,201
Accounts payable and other current liabilities	(6,010)
Capital lease obligations	(2,667)
Bank debt assumed	(15,072)

Cash purchase price	21,828
Cash in escrow	2,358

Total purchase price	$24,186

Operating results of Powell Canada have been included in our Electrical Power Products business segment in our Condensed Consolidated Statements of Operations from December 15, 2009. Pro forma results, including the results of Powell Canada since the beginning of fiscal year 2009 would not be materially different than the actual results reported.
C. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income attributable to Powell Industries, Inc.	$9,860	$8,852	$19,504	$16,705

Denominator:
Weighted average basic shares	11,523	11,413	11,498	11,413
Dilutive effect of stock options, restricted stock and restricted stock units	136	82	141	74

Weighted average diluted shares with assumed conversions	11,659	11,495	11,639	11,487

Net earnings per share:
Basic	$0.86	$0.78	$1.70	$1.46

Diluted	$0.85	$0.77	$1.68	$1.45

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2010 and 2009, respectively, as the options’ exercise prices were less than the average market price of our common stock.
D. FAIR VALUE MEASUREMENTS
We measure certain financial assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The accounting guidance requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established which identifies and prioritizes three levels of inputs to be used in measuring fair value.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3 )	March 31, 2010
Assets
Cash equivalents	$66,799	$—	$—	$66,799

Total	$66,799	$—	$—	$66,799

Liabilities
Foreign currency forward contracts	$—	$189	$—	$189

Total	$—	$189	$—	$189

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets
Cash equivalents	$59,324	$—	$—	$59,324

Total	$59,324	$—	$—	$59,324

Liabilities
Foreign currency forward contracts	$—	$752	$—	$752

Total	$—	$752	$—	$752

Cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at March 31, 2010. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note J for further discussion regarding our derivative instruments.

E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at beginning of period	$2,580	$1,082	$1,607	$1,180
Increase (decrease) to bad debt expense	(609)	754	692	1,088
Deductions for uncollectible accounts written off, net of recoveries	(27)	(181)	(397)	(566)
Increase (decrease) due to foreign currency translation	(14)	(46)	28	(93)

Balance at end of period	$1,930	$1,609	$1,930	$1,609

     Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at beginning of period	$7,437	$7,291	$7,558	$6,793
Warranty expense	559	627	1,350	2,175
Deductions for warranty charges	(835)	(1,564)	(1,747)	(2,208)
Decrease due to foreign currency translation	(107)	(18)	(107)	(424)

Balance at end of period	$7,054	$6,336	$7,054	$6,336

     Inventories
The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials, parts and subassemblies	$38,572	$43,968
Work-in-progress	7,957	8,597
Provision for obsolescence	(7,227)	(6,313)

Total inventories	$39,302	$46,252

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2010	2009
Costs incurred on uncompleted contracts	$530,274	$552,805
Estimated earnings	147,138	136,603

	677,412	689,408
Less: Billings to date	675,702	687,845

Net underbilled position	$1,710	$1,563

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$40,178	$46,335
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(38,468)	(44,772)

Net underbilled position	$1,710	$1,563

F. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income attributable to Powell Industries, Inc.	$9,860	$8,852	$19,504	$16,705
Unrealized gain (loss) on foreign currency translation, net of tax	(685)	(259)	81	(4,279)
Unrealized gain (loss) on derivative contracts, net of tax	44	(202)	(197)	(1,933)

Comprehensive income	$9,219	$8,391	$19,388	$10,493

G. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Canadian Revolver	$12,874	$—
Canadian Term Loan	2,331	—
Industrial development revenue bonds	4,800	5,200
Capital lease obligations	2,388	—
Deferred acquisition payable	—	4,292

Subtotal long-term debt and capital lease obligations	22,393	9,492
Less current portion	(2,320)	(4,692)

Total long-term debt and capital lease obligations	$20,073	$4,800

     US and UK Revolvers
In December 2007 and 2008, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank and certain other financial institutions. These amendments to our credit facility were made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (US Revolver); 2) £4.0 million (pound sterling) (approximately $6.0 million) revolving credit facility (UK Revolver) and 3) £6.0 million (approximately $9.0 million) single advance term loan (UK Term Loan). The UK Term Loan was repaid in September 2009 and may not be reborrowed. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs recorded in other assets, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of certain of our subsidiaries.
The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from negative 0.5% to 0.5%, as determined by our consolidated leverage ratio, is added to the applicable rate. The floating interest rate for amounts outstanding under the Amended Credit Agreement for the UK Revolver is a floating rate based upon the LIBOR plus a margin which can range from 1.25% to 2.25%, as determined by our consolidated leverage ratio as defined within the Amended Credit Agreement.
The US Revolver and UK Revolver provide for the issuance of letters of credit which reduce the amounts which may be borrowed under the respective revolvers. The amount available under the US Revolver was reduced by approximately $11.8 million for our outstanding letters of credit at March 31, 2010. There were no letters of credit outstanding under the UK Revolver.
There were no borrowings under the US Revolver or the UK Revolver as of March 31, 2010. Amounts available under the US Revolver and the UK Revolver were approximately $46.7 million and $6.0 million, respectively, at March 31, 2010. The US Revolver and the UK Revolver expire on December 31, 2012.
The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, including restrictions on our ability to pay dividends. It also contains financial covenants defining various financial measures and the levels of these measures with which we much comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.

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
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended March 31, 2010, and thereafter. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2010, we were in compliance with all of the financial covenants of the Amended Credit Agreement.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $19.6 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were approximately $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.
The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of March 31, 2010, there were no letters of credit outstanding under the Canadian Revolver.
There was approximately $12.9 million outstanding under the Canadian Revolver and approximately $1.4 million available at March 31, 2010. The amount available under the Canadian Revolver was reduced based upon the available borrowing base as defined in the Canadian Facility credit agreement. The Canadian Facility expires on February 29, 2012.
The principal financial covenants are consistent with those described in our US Revolver facility above. As discussed above, the borrowings under the Canadian Revolver are subject to a borrowing base limitation. The Canadian Facility contains a “material adverse effect” clause. A material adverse effect is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of March 31, 2010, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.
     Canadian Term Loan
The Canadian Facility also provides for a single advance term loan of $2.5 million CAD (approximately $2.5 million) (the Canadian Term Loan). The Canadian Term Loan provided a single advance of $2.5 million for financing the acquisition of Powell Canada.

Quarterly installments of $0.1 million began March 31, 2010, with the final payment due on February 29, 2012. The interest rate for amounts outstanding under the Canadian Term Loan is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate. The balance outstanding on the Canadian Term Loan at March 31, 2010 was $2.3 million.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at March 31, 2010. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2010, the balance in the restricted sinking fund was approximately $234,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.45% per year on March 31, 2010.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million was payable in four installments every 10 months over the 40 months following the acquisition date, with the final installment being paid in December 2009. As of March 31, 2010, there was no balance remaining related to the deferred acquisition payable.
H. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.8 million as of March 31, 2010. We also had performance and maintenance bonds totaling approximately $181.9 million that were outstanding, with additional bonding capacity of approximately $118.1 million available, at March 31, 2010.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) approximately $15.1 million, 2) approximately $3.8 million of forward exchange contracts and currency options and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At March 31, 2010, we had outstanding a total of approximately $12.9 million of contingent obligations under this Facility Agreement.
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
     Restricted Stock Units
In October 2008 and October 2009, we granted approximately 32,900 and 34,700 restricted stock units (RSUs), respectively, with a fair value of $40.81 and $38.36 per unit, respectively, to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At March 31, 2010, there were approximately 87,500 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the six months ended March 31, 2010, we recorded compensation expense of approximately $0.9 million related to the RSUs. We recorded compensation expense of approximately $1.0 million related to the RSUs for the six months ended March 31, 2009.
     Restricted Stock
Under the 2006 Equity Compensation Plan (the 2006 Plan), employees of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.
In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date. Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date.
     Stock Options
Stock option activity for the six months ended March 31, 2010 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(in thousands)
Outstanding at September 30, 2009	237,350	$17.14
Granted	—	—
Exercised	(38,600)	15.97
Forfeited / Cancelled	—	—

Outstanding at March 31, 2010	198,750	$17.36	2.34	$3,451

Exercisable at March 31, 2010	159,750	$17.10	2.19	$2,732

J. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of March 31, 2010, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, our risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an on-going basis. We assess the on-going effectiveness of our hedges in accordance with the Cumulative Dollar-Offset Approach, and measure and record hedge ineffectiveness at the end of each fiscal quarter, as necessary.
All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of March 31, 2010 was approximately $3.4 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2010:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and		Other accrued
	other current assets	$—	expenses	$189

Total derivatives		$—		$189

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balances Sheets as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
	Prepaid expenses and		Other accrued
Foreign exchange forwards	other current assets	$—	expenses	$752
Foreign exchange forwards	Deferred income taxes	164	Other liabilities	—

Total derivatives		$164		$752

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives [1]			into Income [1]
	Three Months	Six Months	Location of Gain (Loss)	Three Months	Six Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	March 31,	March 31,	Other comprehensive Income	March 31,	March 31,
	2010	2010	into Income	2010	2010
Derivatives designated:	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$71	$771	Revenues	$(328)	$(186)

Total designated cash flow hedges	$71	$771		$(328)	$(186)

[1]	For the three and six month periods ended March 31, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives[1]			into Income[1]
	Three Months	Six Months	Location of Gain (Loss)	Three Months	Six Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	March 31,	March 31,	Other comprehensive Income	March 31,	March 31,
Derivatives designated:	2009	2009	into Income	2009	2009
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(311)	$(2,978)	Revenues	$8	$8

Total designated cash flow hedges	$(311)	$(2,978)		$8	$8

[1]	For the three and six month periods ended March 31, 2009, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note D for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and six month periods ended March 31, 2010.
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
As of March 31, 2010, approximately $3,400 of deferred net gains (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of March 31, 2010, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is 17 months.
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
When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the three and six month periods ended March 31, 2010, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
The table below reflects certain information relating to our operations by business segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses are allocated to the operating business segments primarily based on revenues.
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Electrical Power Products	$135,133	$158,291	$265,643	$322,201
Process Control Systems	7,002	5,808	12,408	12,387

Total	$142,135	$164,099	$278,051	$334,588

Gross profit:
Electrical Power Products	$34,564	$31,960	$70,321	$64,132
Process Control Systems	1,969	1,884	4,029	4,214

Total	$36,533	$33,844	$74,350	$68,346

Income before income taxes:
Electrical Power Products	$15,076	$13,143	$30,063	$25,262
Process Control Systems	187	119	236	526

Total	$15,263	$13,262	$30,299	$25,788

L. SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and no such events require disclosure.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlogs.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

•	Our dependence upon fixed-price contracts could result in reduced profits or, in some cases, losses, if costs increase above our estimates.

•	Our acquisition strategy involves a number of risks.

•	We may not be able to fully realize the revenue value reported in our backlog.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•	We carry insurance against many potential liabilities, and our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
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
Throughout fiscal years 2007 and 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business volume with favorable margins in fiscal 2009. Customer inquiries or requests for proposals, remained strong throughout the first half of fiscal 2009. Throughout the second half of fiscal 2009, an increasing number of our customers began to cancel or delay the start of new capital projects for various reasons. This decreased our backlog of orders during 2009 and we began fiscal 2010 with a backlog of $365.8 million, a $152.8 million decrease from the backlog of orders at the beginning of fiscal 2009. The order backlog at March 31, 2010, was $313.0 million. This decline in orders related to large capital projects with favorable margins in the second half of fiscal 2009 and the first half of fiscal 2010 will reduce our revenues and gross profits in fiscal 2010 compared to fiscal 2009.
Results of Operations
Revenue and Gross Profit
Consolidated revenues decreased $22.0 million to $142.1 million in the second quarter of fiscal 2010 compared to $164.1 million in the second quarter of fiscal 2009. For the second quarter of fiscal 2010, domestic revenues decreased by 20.2% to $102.2 million compared to the second quarter of 2009 as a result of the decrease in demand for our products and services as discussed above. Total international revenues increased to $39.9 million in the second quarter of 2010 compared to $36.0 million in the second quarter of 2009. The acquisition of Powell Canada contributed approximately $16.5 million of our international revenues during the second quarter of fiscal 2010. Gross profit for the second quarter of fiscal 2010, as compared to the second quarter of fiscal 2009, increased by approximately $2.7 million, to $36.5 million, as a result of favorable margins on project completion due to operational efficiencies and the successful negotiation of change orders for which costs were previously recognized. These two factors also contributed to the increase in gross profit as a percentage of revenues increasing to 25.7% in the second quarter of fiscal 2010, compared to 20.6% in the second quarter of fiscal 2009. We anticipate that gross margin levels will decline going forward given the overall mix of jobs currently in our backlog.
For the six months ended March 31, 2010, consolidated revenues decreased $56.6 million to $278.0 million compared to $334.6 million for the six months ended March 31, 2009. Revenues decreased as a result of the decrease in demand for our products and services as discussed above. For the first six months of fiscal 2010, domestic revenues decreased by 20.5% to $208.7 million compared to the first six months of fiscal 2009. Total international revenues decreased to $69.3 million in the first six months of 2010 compared to $72.2 million in the first six months of fiscal 2009. The acquisition of Powell Canada contributed approximately $17.6 million of our international revenues during the first six months of fiscal 2010. Gross profit for the first six months of fiscal 2010, as compared to the first six months of fiscal 2009, increased by approximately $6.0 million, to $74.3 million, as a result of favorable margins on project completion due to operational efficiencies, the successful negotiation of change orders for which costs were previously recognized and cancellation fees for orders that were cancelled from our backlog. These factors also contributed to the increase in gross profit as a percentage of revenues to 26.7% for the first six months of fiscal 2010, compared to 20.4% for the first six months of fiscal 2009.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $135.1 million in the second quarter of fiscal 2010, compared to $158.3 million for the second quarter of fiscal 2009. In the second quarter of 2010, revenues from public and private utilities were approximately $47.5 million, compared to $29.8 million in the second quarter of fiscal 2009. Revenues from industrial and commercial customers totaled $78.5 million in the second quarter of 2010, a decrease of $29.2 million compared to the second quarter of fiscal 2009. Municipal and transit projects generated revenues of $9.1 million in the second quarter of fiscal 2010 compared to $20.8 million in the second quarter of fiscal 2009. The acquisition of Powell Canada contributed approximately $16.5 million of our Electrical Power Products business segment revenues during the second quarter of fiscal 2010.
Business segment gross profit, as a percentage of revenues, was 25.6% in the second quarter of fiscal 2010, compared to 20.2% in the second quarter of fiscal 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force and the successful negotiation of change orders for which the costs were previously recognized.
For the six months ended March 31, 2010, our Electrical Power Products segment recorded revenues of $265.6 million, compared to $322.2 million for the six months ended March 31, 2009. In the first six months of fiscal 2009, revenues from public and private utilities were approximately $82.1 million, compared to $68.3 million in the first six months of fiscal 2009. Revenues from commercial and industrial customers totaled $165.0 million in the first six months of fiscal 2010, a decrease of $56.8 million compared to the first six months of fiscal 2009. Municipal and transit projects generated revenues of $18.5 million in the first six months of fiscal 2010, compared to $32.1 million in the first six months of fiscal 2009. The acquisition of Powell Canada contributed approximately $17.6 million of our Electrical Power Products business segment revenues during the first six months of fiscal 2010.
For the six months ended March 31, 2010, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 26.5%, compared to 19.9% for the six months ended March 31, 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders for which the costs were previously recognized.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $7.0 million in the second quarter of fiscal 2010, an increase from $5.8 million in the second quarter of fiscal 2009. Business segment gross profit, as a percentage of revenues, decreased to 28.1% in the second quarter of fiscal 2010 compared to 32.4% in the second quarter of fiscal 2009. This decrease in gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog.
For the six months ended March 31, 2010, our Process Control Systems business segment recorded revenues of $12.4 million, unchanged from $12.4 million for the six months ended March 31, 2009. Business segment gross profit decreased as a percentage of revenues to 32.5% for the first six months of fiscal 2010, compared to 34.0% for the first six months of fiscal 2009. This decrease in gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog.
For additional information related to our business segments, see Note K of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 14.9% of revenues in the second quarter of fiscal 2010 compared to 12.4% of revenues in the second quarter of fiscal 2009. Selling, general and administrative expenses were $21.2 million for the second quarter of fiscal 2010, compared to $20.3 million for the second quarter of fiscal 2009. This increase was primarily related to the acquisition of Powell Canada. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
For the six months ended March 31, 2010, consolidated selling, general and administrative expenses increased to 15.8% of revenues, compared to 12.5% of revenues for the six months ended March 31, 2009. Selling, general and administrative expenses were $43.8 million for the first six months of fiscal 2010, compared to $41.9 million for the first six months of fiscal 2009. This increase was primarily related to the acquisition of Powell Canada and includes acquisition related costs of approximately $2.1 million. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
Interest Expense and Income
Interest expense was $0.2 million and $0.4 million for the three and six months ended March 31, 2010, respectively, a decrease of approximately $34,000 and $0.3 million compared to the three and six months ended March 31, 2009, respectively. The decrease in interest expense was primarily due to lower amounts outstanding under our U.S and U.K. credit facilities during the first half of fiscal 2010.
Interest income was approximately $0.1 million and $0.2 million for the three and six months ended March 31, 2010, respectively, compared to approximately $3,000 and $60,000 for the three and six months ended March 31, 2009, respectively. This increase resulted from larger cash amounts being invested during the first half of fiscal year 2010.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 35.2% in the second quarter of fiscal 2010, compared to 35.1% in the second quarter of fiscal 2009. For the first six months of fiscal 2010, our effective tax rate was 35.2%, compared to 35.1% for the first six months of fiscal 2009.
Net Income Attributable to Powell Industries, Inc.
In the second quarter of fiscal 2010, we generated net income of $9.9 million, or $0.85 per diluted share, compared to $8.9 million, or $0.77 per diluted share, in the second quarter of fiscal 2009. For the six months ended March 31, 2010, we recorded net income of $19.5 million, or $1.68 per diluted share, compared to $16.7 million, or $1.45 per diluted share, for the six months ended March 31, 2009. We generated improved gross profits for the Company as a whole as a result of favorable margins on project completion due to operational efficiencies and cancellation fees for orders that were cancelled from our backlog for the first half of fiscal 2010, along with the successful negotiation of change orders in the second quarter of fiscal 2010 for which costs were previously recognized.
Backlog
The order backlog at March 31, 2010, was $313.0 million, compared to $365.8 million at September 30, 2009, and $486.5 million at the end of the second quarter of fiscal 2009. New orders placed during the second quarter of fiscal 2010 totaled $112.6 million compared to $154.3 million in the second quarter of fiscal 2009. Backlog decreased during the second half of fiscal 2009 and into fiscal 2010 as an increasing number of our customers cancelled or delayed the start of new capital projects for various reasons. This decline in orders in the second half of fiscal 2009 and the first half of fiscal 2010 will negatively impact our revenues in fiscal 2010.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $113.6 million at March 31, 2010, compared to approximately $97.4 million at September 30, 2009. Approximately $46.0 million of cash flow from operations resulted from net income and our continued efforts to manage inventory and billings to customers. As of March 31, 2010, current assets exceeded current liabilities by 2.5 times and our debt to total capitalization was 7.7%.
At March 31, 2010, we had cash and cash equivalents of approximately $113.6 million, compared to approximately $97.4 million at September 30, 2009. We have a $58.5 million revolving credit facility in the U.S. and an additional $6.0 million revolving credit facility in the United Kingdom, both of which expire in December 2012. As of March 31, 2010, there were no amounts borrowed under these lines of credit. We also have a $19.6 million revolving credit facility and a $2.5 million term loan in Canada. At March 31, 2010, $12.9 million was outstanding under the Canadian revolving credit facility, subject to certain limitations as defined in the credit agreement, and $2.3 million was outstanding under the Canadian term loan. Total long-term debt and capital lease obligations, including current maturities, totaled $22.4 million at March 31, 2010, compared $9.5 million at September 30, 2009. Letters of credit outstanding were $11.8 million at March 31, 2010, compared to $17.6 million at September 30, 2009, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $46.7 million and $6.0 million, respectively, at March 31, 2010. Amounts available under the Canadian revolving credit facility were approximately $1.4 million at March 31, 2010. For further information regarding our debt, see Notes G and H of Notes to Condensed Consolidated Financial Statements.
We believe that cash and cash equivalents, projected cash flows from operations and borrowing capacity under our existing bank revolvers should be sufficient to finance anticipated operations activities, capital improvements and debt repayments for the foreseeable future. During this period of market uncertainty, we will continue to monitor the factors that drive our markets. We will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Operating Activities
Cash provided by operating activities was approximately $46.0 million during the first six months of fiscal 2010 and approximately $79.8 million during the first six months of fiscal 2009. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first six months of fiscal 2010 as cash was available to reduce accounts payable and income taxes payable as compared to the same period in the prior year.
Investing Activities
Investments in property, plant and equipment during the first six months of fiscal 2010 totaled approximately $23.3 million, compared to $3.0 million during the first six months of fiscal 2009. During the first six months of fiscal 2010, we acquired Powell Canada for approximately $21.8 million. The majority of our 2009 capital expenditures were used for the expansion of one of our operating facilities.
Financing Activities
Net cash used in financing activities was approximately $4.8 million for the first six months of fiscal 2010 and approximately $25.4 million for the first six months of fiscal 2009. During the first six months of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million. During the first six months of fiscal 2009, we made net payments of approximately $19.0 million on our US Revolver, which resulted in the majority of our net cash used in financing activities.
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
Our backlog of orders was approximately $313.0 million at March 31, 2010, a $173.5 million decrease from the backlog of orders at March 31, 2009. Throughout the second half of fiscal 2009 and continuing into the first six months of fiscal 2010, an increasing number of our customers cancelled or delayed the start of new capital projects. We believe these delays resulted from the short-term reduction in demand for oil, uncertainty in the worldwide economy and financial markets, as well as increasing uncertainty as to the impact that potential regulatory changes could have on their business. We believe that this delay in capital project investment decisions will subside as financial markets continue to stabilize and the impact of regulatory changes can be predicted.
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
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At March 31, 2010, $27.0 million was outstanding, bearing interest at approximately 2.8% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $270,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at March 31, 2010.
During fiscal 2009 and the first half of fiscal 2010, we entered into seven foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At March 31, 2010, we recorded a net liability of approximately $189,000 on our Condensed Consolidated Balance Sheets related to these transactions.

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
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the six months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders of the Company held on February 26, 2010, Joseph L. Becherer, Patrick L. McDonald and Thomas W. Powell were re-elected as directors of the Company with terms ending in 2013. The other directors continuing in office after the meeting are Eugene L. Butler, James F. Clark, Christopher E. Cragg, Stephen W. Seale, Jr., Robert C. Tranchon and Ronald J. Wolny. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		Votes Cast
Nominee	Votes Cast For	Against	Votes Withheld	Abstentions	Non-Votes
Joseph L. Becherer	9,328,393	—	565,219	—	—
Patrick L. McDonald	9,576,730	—	316,882	—	—
Thomas W. Powell	9,474,574	—	419,038	—	—

Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)
May 5, 2010	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2010	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith