Form 10-Q
period 2010-06-30
POWELL INDUSTRIES INC
filed 2010-08-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     At July 30, 2010, there were 11,669,775 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,098	$97,403
Accounts receivable, less allowance for doubtful accounts of $1,740 and $1,607, respectively	106,659	114,274
Costs and estimated earnings in excess of billings on uncompleted contracts	35,018	46,335
Inventories, net	38,665	46,252
Income taxes receivable	1,224	695
Deferred income taxes	4,296	3,303
Prepaid expenses and other current assets	4,922	6,741

Total Current Assets	307,882	315,003
Property, plant and equipment, net	65,046	61,036
Goodwill	12,899	1,084
Intangible assets, net	25,223	21,305
Other assets	7,944	6,412

Total Assets	$418,994	$404,840

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$2,268	$4,692
Income taxes payable	4,344	7,637
Accounts payable	39,289	48,124
Accrued salaries, bonuses and commissions	22,515	24,503
Billings in excess of costs and estimated earnings on uncompleted contracts	34,630	44,772
Accrued product warranty	6,247	7,558
Other accrued expenses	8,741	11,856

Total Current Liabilities	118,034	149,142
Long-term debt and capital lease obligations, net of current maturities	17,595	4,800
Deferred compensation	2,911	2,685
Postretirement benefit obligation	830	784
Other liabilities	204	212

Total Liabilities	139,574	157,623

Commitments and Contingencies (Note I)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,656,715 and 11,479,610 shares issued, respectively; 11,656,715 and 11,479,610 shares outstanding, respectively	116	115
Additional paid-in capital	33,364	29,970
Retained earnings	249,751	219,961
Accumulated other comprehensive loss	(2,997)	(2,716)
Deferred compensation	(814)	(569)

Total Stockholders’ Equity	279,420	246,761
Noncontrolling interest	—	456

Total Equity	279,420	247,217

Total Liabilities and Equity	$418,994	$404,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$138,880	$165,942	$416,931	$500,530
Cost of goods sold	100,636	124,835	304,337	391,077

Gross profit	38,244	41,107	112,594	109,453

Selling, general and administrative expenses	22,216	20,378	66,014	62,262

Operating income	16,028	20,729	46,580	47,191

Interest expense	228	196	638	930
Interest income	(49)	(33)	(206)	(93)

Income before income taxes	15,849	20,566	46,148	46,354

Income tax provision	5,530	7,219	16,199	16,271

Net income	10,319	13,347	29,949	30,083

Net loss attributable to noncontrolling interest	33	209	159	240

Net income attributable to Powell Industries, Inc.	$10,286	$13,138	$29,790	$29,843

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.89	$1.15	$2.59	$2.61

Diluted	$0.88	$1.14	$2.56	$2.59

Weighted average shares:
Basic	11,556	11,420	11,518	11,416

Diluted	11,679	11,521	11,648	11,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2010	June 30, 2009
Operating Activities:
Net income	$29,949	$30,083
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,753	5,580
Amortization	3,244	2,624
Stock-based compensation	1,492	1,849
Bad debt expense	479	1,172
Deferred income taxes	(2,087)	(1,411)
Changes in operating assets and liabilities:
Accounts receivable	23,624	13,765
Costs and estimated earnings in excess of billings on uncompleted contracts	11,107	26,640
Inventories	11,922	17,768
Prepaid expenses and other current assets	1,971	(2,659)
Other assets	(516)	77
Accounts payable and income taxes payable	(19,958)	8,933
Accrued liabilities	(6,383)	(5,141)
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,978)	12,932
Other	584	8

Net cash provided by operating activities	52,203	112,220

Investing Activities:
Proceeds from sale of fixed assets	14	15
Purchases of property, plant and equipment	(3,461)	(6,412)
Buyout of noncontrolling interest – Powell Asia	(659)	—
Acquisition of Powell Canada	(23,394)	—

Net cash used in investing activities	(27,500)	(6,397)

Financing Activities:
Borrowings on US revolving line of credit	—	50,953
Payments on US revolving line of credit	—	(69,953)
Payments on UK term loan	—	(1,356)
Borrowings on Canadian revolving line of credit	891	—
Payments on Canadian revolving line of credit	(3,265)	—
Payments on Canadian term loan	(242)	—
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	(4,292)	(5,220)
Payments on short-term and other financing	(686)	(13)
Proceeds from exercise of stock options	1,575	213
Tax benefit from exercise of stock options	419	107

Net cash used in financing activities	(6,000)	(25,669)

Net increase in cash and cash equivalents	18,703	80,154
Effect of exchange rate changes on cash and cash equivalents	992	(847)
Cash and cash equivalents at beginning of period	97,403	10,134

Cash and cash equivalents at end of period	$117,098	$89,441

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
On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd and on April 1, 2010, we finalized our acquisition of the 50% joint venture in Kazakhstan (the business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and instrumentation construction and maintenance services, and is a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. For further information on the Powell Canada acquisition, see Note B.
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

     Fair Value Measurements
On October 1, 2008, we adopted authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to fair value measurements. The authoritative guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. The authoritative guidance was effective for us beginning October 1, 2008, for financial assets and liabilities. Refer to Note E for additional information regarding our fair value measurements for financial assets and liabilities. The changes became effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning October 1, 2009. The application of the authoritative guidance, as it relates to non-financial assets and liabilities, had no impact on our consolidated financial statements.
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
We formally document our hedging relationship, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Condensed Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Condensed Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or it is no longer probable that the forecasted transaction will occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the condensed consolidated financial statements.
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
The adoption of this accounting guidance did not have an impact on our consolidated financial position or results of operations. As a result of the adoption of this guidance, we have expanded our disclosures regarding derivative instruments and hedging activities within Note K.

     Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments and currency translation adjustments of foreign consolidated subsidiaries.
     Income Taxes
We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, state and international income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of June 30, 2010, because we believe that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities.
We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. As of June 30, 2010, the total amount of unrecognized tax benefits relating to mainly uncertain tax positions was approximately $588,000.
Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the three and nine months ended June 30, 2010 was not material.
There was no material change in the net amount of unrecognized tax benefits in the first nine months of fiscal 2010. Management believes that it is reasonably possible that within the next 12 months the total unrecognized tax benefits will decrease by approximately 13% due to the expiration of certain statutes of limitations in various state and local jurisdictions.
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
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new guidance and have determined that it will not currently have a significant impact on the determination or reporting of our financial results.
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

We paid $23.4 million, plus expenses of approximately $2.3 million, for the acquisition from our existing cash and investments and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. Approximately $2.4 million of the $23.4 million purchase price was placed into an escrow account related to the purchase of PowerComm’s 50% interest in the operations of a joint venture in Kazakhstan. This transaction closed in April 2010.
An additional contingent payment of up to approximately $7.6 million may be made after March 31, 2010, based on the earnings performance of Powell Canada and PowerComm’s joint venture operations in Kazakhstan for the twelve-month period ended March 31, 2010 (the Earnout). Based upon the financial information available, we have not recorded a liability related to the Earnout.
The preliminary purchase price allocated to the assets acquired and liabilities assumed is based on the estimated fair value as of the acquisition date and is subject to revision as defined in the applicable accounting guidance. Additionally, the finalization of the net asset adjustment related to the Kazakhstan transaction, calculation of the management fee agreement related to the operating results of the Kazakhstan joint venture from December 16, 2009 through March 31, 2010 and calculation of any additional payment based on the earnings performance of Powell Canada, as defined in the acquisition agreement, will result in adjustments to the fair values initially assigned to the net assets acquired and the fair value of intangible assets.
Intangible assets recorded are approximately $7.1 million and will be amortized over an estimated weighted average life of approximately 8.4 years. Goodwill is recorded at approximately $11.7 million and will not be amortized. Goodwill represents the excess purchase price over the estimated fair value allocated to the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of the net assets acquired was to obtain an existing service and manufacturing presence in Canada and to strengthen our strategic position in the electrical power business, utilizing the combined capabilities of Powell Canada with our existing operations.
The purchase price allocation was as follows, based on the exchange rate as of December 15, 2009 (in thousands):

Accounts receivable	$17,115
Inventories	4,483
Prepaid expenses and other current assets	710
Property, plant and equipment	7,863
Goodwill	11,677
Intangible assets	7,075
Accounts payable and other current liabilities	(7,790)
Capital lease obligations	(2,667)
Bank debt assumed	(15,072)

Total purchase price	$23,394

Operating results of Powell Canada are included in our Electrical Power Products business segment in our Condensed Consolidated Statements of Operations from December 15, 2009. Pro forma results, including the results of Powell Canada since the beginning of fiscal year 2009 would not be materially different than the actual results reported.
On April 1, 2010, we finalized our acquisition of the 50% joint venture in Kazakhstan from PowerComm Inc. for approximately $2.5 million CAD. The cash was previously placed in escrow at the completion of the acquisition of Powell Canada on December 15, 2009, pending regulatory approval by local authorities. We have recorded the additional investment in this joint venture as an increase to goodwill based on management’s initial estimate of the fair value of this investment. The preliminary purchase price allocated to the assets acquired and liabilities assumed is based on the estimated fair value as of the acquisition date and is subject to revision as defined in the applicable accounting guidance. We have not recorded our share of the revenue and expenses or assets and liabilities as of and for the three months ended June 30, 2010, as financial information is not readily available, and based on the fact that this information is not material to the consolidated financial position or results of operations of the Company.

C. GOODWILL AND INTANGIBLE ASSETS
Changes in our goodwill and intangible assets balances for the nine months ended June 30, 2010 consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2009	$1,084	$21,305
Acquisition of Powell Canada	11,677	7,075
Amortization	—	(3,193)
Foreign currency translation adjustment	138	36

Balance at June 30, 2010	$12,899	$25,223

All goodwill and intangible assets disclosed above are reported in out Electrical Power Products business segment.
D. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Powell Industries, Inc.	$10,286	$13,138	$29,790	$29,843

Denominator:
Weighted average basic shares	11,556	11,420	11,518	11,416
Dilutive effect of stock options, restricted stock and restricted stock units	123	101	130	85

Weighted average diluted shares with assumed conversions	11,679	11,521	11,648	11,501

Net earnings per share:
Basic	$0.89	$1.15	$2.59	$2.61

Diluted	$0.88	$1.14	$2.56	$2.59

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2010 and 2009, respectively, as the options’ exercise prices were less than the average market price of our common stock.
E. FAIR VALUE MEASUREMENTS
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3 )	June 30, 2010
Assets
Cash equivalents	$70,931	$—	$—	$70,931

Total	$70,931	$—	$—	$70,931

Liabilities
Foreign currency forward contracts	$—	$167	$—	$167

Total	$—	$167	$—	$167

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
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at June 30, 2010. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note K for further discussion regarding our derivative instruments.
F. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,930	$1,609	$1,607	$1,180
Increase (decrease) to bad debt expense	(214)	84	479	1,172
Deductions for uncollectible accounts written off, net of recoveries	11	(66)	(387)	(632)
Increase (decrease) due to foreign currency translation	13	83	41	(10)

Balance at end of period	$1,740	$1,710	$1,740	$1,710

     Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$7,054	$6,336	$7,558	$6,793
Increase (decrease) to warranty expense	(461)	918	889	3,029
Deductions for warranty charges	(344)	(785)	(2,092)	(2,993)
Increase (decrease) due to foreign currency translation	(2)	135	(108)	(225)

Balance at end of period	$6,247	$6,604	$6,247	$6,604

     Inventories
The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2010	2009
Raw materials, parts and subassemblies	$38,904	$43,968
Work-in-progress	6,494	8,597
Provision for excess and obsolete inventory	(6,733)	(6,313)

Total inventories	$38,665	$46,252

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2010	2009
Costs incurred on uncompleted contracts	$505,925	$552,805
Estimated earnings	149,433	136,603

	655,358	689,408
Less: Billings to date	654,970	687,845

Net underbilled position	$388	$1,563

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$35,018	$46,335
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(34,630)	(44,772)

Net underbilled position	$388	$1,563

G. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to Powell Industries, Inc.	$10,286	$13,138	$29,790	$29,843
Unrealized gain (loss) on foreign currency translation, net of tax	(159)	2,333	(77)	(1,946)
Unrealized gain (loss) on derivative contracts, net of tax	(7)	1,829	(203)	(104)

Comprehensive income	$10,120	$17,300	$29,510	$27,793

H. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Canadian Revolver	$10,524	$—
Canadian Term Loan	2,148	—
Industrial development revenue bonds	4,800	5,200
Capital lease obligations	2,391	—
Deferred acquisition payable	—	4,292

Subtotal long-term debt and capital lease obligations	19,863	9,492
Less current portion	(2,268)	(4,692)

Total long-term debt and capital lease obligations	$17,595	$4,800

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
The US Revolver and UK Revolver provide for the issuance of letters of credit which reduce the amounts which may be borrowed under the respective revolvers. The amount available under the US Revolver was reduced by approximately $14.1 million for our outstanding letters of credit at June 30, 2010. There were no letters of credit outstanding under the UK Revolver.
There were no borrowings under the US Revolver or the UK Revolver as of June 30, 2010. Amounts available under the US Revolver and the UK Revolver were approximately $44.4 million and $6.0 million, respectively, at June 30, 2010. The US Revolver and the UK Revolver expire on December 31, 2012.
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
Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended June 30, 2010, and thereafter. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.
The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2010, we were in compliance with all of the financial covenants of the Amended Credit Agreement.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $19.1 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were approximately $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.
The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of June 30, 2010, there were no letters of credit outstanding under the Canadian Revolver.
There was approximately $10.5 million outstanding under the Canadian Revolver and approximately $4.9 million available at June 30, 2010. The amount available under the Canadian Revolver was reduced based upon the available borrowing base as defined in the Canadian Facility credit agreement. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.
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
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of June 30, 2010, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.
     Canadian Term Loan
The Canadian Facility also provides for a single advance term loan of $2.5 million CAD (approximately $2.4 million) (the Canadian Term Loan). The Canadian Term Loan provided a single advance of $2.4 million for financing the acquisition of Powell Canada. Quarterly installments of $0.1 million began March 31, 2010, with the final payment due on February 29, 2012. The interest rate for amounts outstanding under the Canadian Term Loan is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate. The balance outstanding on the Canadian Term Loan at June 30, 2010 was $2.1 million.

     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at June 30, 2010. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2010, the balance in the restricted sinking fund was approximately $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.45% per year on June 30, 2010.
     Deferred Acquisition Payable
In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million was payable in four installments every 10 months over the 40 months following the acquisition date, with the final installment being paid in December 2009. As of June 30, 2010, there was no balance remaining related to the deferred acquisition payable.
I. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $14.1 million as of June 30, 2010. We also had performance and maintenance bonds totaling approximately $192.4 million that were outstanding, with additional bonding capacity of approximately $107.6 million available, at June 30, 2010.
In March 2007, we renewed and amended our facility agreement (“Facility Agreement”) between S&I and a large international bank. The Facility Agreement provides S&I with 1) approximately $15.1 million, 2) approximately $3.8 million of forward exchange contracts and currency options and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At June 30, 2010, we had outstanding a total of approximately $2.8 million of contingent obligations under this Facility Agreement.
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
J. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for a full description of our existing stock-based compensation plans.
     Restricted Stock Units
In October 2008 and October 2009, we granted approximately 32,900 and 34,700 restricted stock units (RSUs), respectively, with a fair value of $40.81 and $38.36 per unit, respectively, to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At June 30, 2010, there were approximately 87,500 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the nine months ended June 30, 2010, we recorded compensation expense of approximately $1.0 million related to the RSUs. We recorded compensation expense of approximately $1.5 million related to the RSUs for the nine months ended June 30, 2009.
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
We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In June 2010, 16,000 shares of restricted stock were issued at a price of $28.95 per share. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.
     Stock Options
Stock option activity for the nine months ended June 30, 2010 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(in thousands)
Outstanding at September 30, 2009	237,350	$17.14
Granted	—	—
Exercised	(101,950)	15.46
Forfeited / Cancelled	—	—

Outstanding at June 30, 2010	135,400	$18.40	2.97	$2,492

Exercisable at June 30, 2010	135,400	$18.40	2.97	$2,492

K. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of June 30, 2010, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.
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
All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of June 30, 2010 was approximately $1.7 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2010:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$167

Total derivatives		$—		$167

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balances Sheets as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair		Fair
	Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$752
Foreign exchange forwards	Deferred income taxes	164	Other liabilities	—

Total derivatives		$164		$752

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives [1]			into Income [1]
	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended	Location of Gain (Loss)	Ended	Ended
	June 30,	June 30,	Reclassified from Accumulated	June 30,	June 30,
Derivatives designated:	2010	2010	Other comprehensive Income into Income	2010	2010
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(10)	$761	Revenues	$32	$(154)

Total designated cash flow hedges	$(10)	$761		$32	$(154)

[1]	For the three and nine month periods ended June 30, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives [1]			into Income [1]
	Three Months	Nine Months		Three Months	Nine Months
	Ended	Ended	Location of Gain (Loss)	Ended	Ended
	June 30,	June 30,	Reclassified from Accumulated	June 30,	June 30,
Derivatives designated:	2009	2009	Other comprehensive Income into Income	2009	2009
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$2,818	$(160)	Revenues	$60	$68

Total designated cash flow hedges	$2,818	$(160)		$60	$68

[1]	For the three and nine month periods ended June 30, 2009, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note E for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and nine month periods ended June 30, 2010.
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
All changes in the fair value of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction or until it is no longer probable that the forecasted transaction will occur. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Condensed Consolidated Statement of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Condensed Consolidated Statements of Operations as the changes occur.
As of June 30, 2010, approximately $6,800 of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of June 30, 2010, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is 14 months.
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
When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the three and nine month periods ended June 30, 2010, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
L. BUSINESS SEGMENTS
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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Electrical Power Products	$131,191	$156,077	$396,834	$478,278
Process Control Systems	7,689	9,865	20,097	22,252

Total	$138,880	$165,942	$416,931	$500,530

Gross profit:
Electrical Power Products	$36,118	$36,038	$106,439	$100,170
Process Control Systems	2,126	5,069	6,155	9,283

Total	$38,244	$41,107	$112,594	$109,453

Income before income taxes:
Electrical Power Products	$15,825	$17,731	$45,888	$42,993
Process Control Systems	24	2,835	260	3,361

Total	$15,849	$20,566	$46,148	$46,354

M. SUBSEQUENT EVENTS
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
Overview
We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Financial information related to these business segments is included in Note L of Notes to Condensed Consolidated Financial Statements. Revenues and costs are primarily related to engineered-to-order equipment and systems which precludes us from providing detailed price and volume information.
Throughout fiscal years 2007 and 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business volume with favorable margins in fiscal 2009. Customer inquiries and requests for proposals remained strong throughout the first half of fiscal 2009. Throughout the second half of fiscal 2009, an increasing number of our customers began to cancel or delay the start of new capital projects for various reasons. This decreased our backlog of orders during 2009 and we began fiscal 2010 with a backlog of $365.8 million, a $152.8 million decrease from the backlog of orders at the beginning of fiscal 2009. The order backlog at June 30, 2010, was $309.9 million. This decline in orders related to large capital projects with favorable margins in the second half of fiscal 2009 and the first nine months of fiscal 2010 will reduce our revenues and gross profits in fiscal 2010 and 2011 compared to fiscal 2009.
On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd and on April 1, 2010, we finalized our acquisition of the 50% joint venture in Kazakhstan (the business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and instrumentation construction and maintenance services, and is a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. For further information on the Powell Canada acquisition, see Note B of Notes to Condensed Consolidated Financial Statements.
Results of Operations
Revenue and Gross Profit
Consolidated revenues decreased $27.0 million to $138.9 million in the third quarter of fiscal 2010 compared to $165.9 million in the third quarter of fiscal 2009. For the third quarter of fiscal 2010, domestic revenues decreased by 24.6% to $93.6 million compared to the third quarter of 2009 as a result of the decrease in demand for our products and services as discussed above. Total international revenues increased to $45.3 million in the third quarter of 2010 compared to $41.8 million in the third quarter of 2009. The acquisition of Powell Canada contributed approximately $18.8 million of our international revenues during the third quarter of fiscal 2010. Gross profit for the third quarter of fiscal 2010, as compared to the third quarter of fiscal 2009, decreased by approximately $2.9 million, to $38.2 million, as a result of the decline in volume. However, the successful negotiation of change orders and the favorable negotiation of a customer claim for which costs were previously recognized, and favorable margins on project completion resulting from operational efficiencies and lower operating costs contributed to the increase in gross profit as a percentage of revenues increasing to 27.5% in the third quarter of fiscal 2010, compared to 24.8% in the third quarter of fiscal 2009. We anticipate that gross margin levels will decline going forward given the overall mix of jobs and pricing currently in our backlog.
For the nine months ended June 30, 2010, consolidated revenues decreased $83.6 million to $416.9 million compared to $500.5 million for the nine months ended June 30, 2009. Revenues decreased as a result of the decrease in demand for our products and services as discussed above. For the first nine months of fiscal 2010, domestic revenues decreased by 21.8% to $302.3 million compared to the first nine months of fiscal 2009. Total international revenues remained comparable at $114.6 million in the first nine months of 2010 compared to $114.0 million in the first nine months of fiscal 2009. The acquisition of Powell Canada contributed approximately $36.4 million of our international revenues during the first nine months of fiscal 2010. Gross profit for the first nine months of fiscal 2010, as compared to the first nine months of fiscal 2009, increased by approximately $3.1 million, to $112.6 million, as a result of favorable margins on project completion due to operational efficiencies, the successful negotiation of change orders for which costs were previously recognized and cancellation fees for orders that were cancelled from our backlog. These factors also contributed to the increase in gross profit as a percentage of revenues to 27.0% for the first nine months of fiscal 2010, compared to 21.9% for the first nine months of fiscal 2009.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $131.2 million in the third quarter of fiscal 2010, compared to $156.1 million for the third quarter of fiscal 2009. In the third quarter of 2010, revenues from public and private utilities were approximately $32.7 million, compared to $39.2 million in the third quarter of fiscal 2009. Revenues from industrial and commercial customers totaled $88.9 million in the third quarter of 2010, a decrease of $17.1 million compared to the third quarter of fiscal 2009. Municipal and transit projects generated revenues of $9.6 million in the third quarter of fiscal 2010 compared to $10.9 million in the third quarter of fiscal 2009. The acquisition of Powell Canada contributed approximately $18.8 million of our Electrical Power Products business segment revenues during the third quarter of fiscal 2010.
Business segment gross profit, as a percentage of revenues, was 27.5% in the third quarter of fiscal 2010, compared to 23.1% in the third quarter of fiscal 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force and reduced warranty costs. Additionally, the successful negotiation of change orders and the favorable negotiation of a customer claim for which the costs were previously recognized also contributed to the increase in gross profit percentage.
For the nine months ended June 30, 2010, our Electrical Power Products segment recorded revenues of $396.8 million, compared to $478.3 million for the nine months ended June 30, 2009. In the first nine months of fiscal 2009, revenues from public and private utilities were approximately $114.8 million, compared to $107.5 million in the first nine months of fiscal 2009. Revenues from commercial and industrial customers totaled $253.9 million in the first nine months of fiscal 2010, a decrease of $89.4 million compared to the first nine months of fiscal 2009. Municipal and transit projects generated revenues of $28.1 million in the first nine months of fiscal 2010, compared to $27.5 million in the first nine months of fiscal 2009. The acquisition of Powell Canada contributed approximately $36.4 million of our Electrical Power Products business segment revenues during the first nine months of fiscal 2010.
For the nine months ended June 30, 2010, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 26.8%, compared to 20.9% for the nine months ended June 30, 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, reduced warranty costs, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders and the favorable negotiation of a customer claim for which the costs were previously recognized.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $7.7 million in the third quarter of fiscal 2010, a decrease from $9.9 million in the third quarter of fiscal 2009. Business segment gross profit, as a percentage of revenues, decreased to 27.7% in the third quarter of fiscal 2010 compared to 51.4% in the third quarter of fiscal 2009. This decrease in gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog and revenues of $3.5 million and gross profit of $2.8 million in the third quarter of fiscal 2009 resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.

For the nine months ended June 30, 2010, our Process Control Systems business segment recorded revenues of $20.1 million, decreased from $22.3 million for the nine months ended June 30, 2009. Business segment gross profit decreased as a percentage of revenues to 30.6% for the first nine months of fiscal 2010, compared to 41.7% for the first nine months of fiscal 2009. This decrease in gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog and revenues of $3.5 million and gross profit of $2.8 million in the third quarter of fiscal 2009 resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.
For additional information related to our business segments, see Note L of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 16.0% of revenues in the third quarter of fiscal 2010 compared to 12.3% of revenues in the third quarter of fiscal 2009. Selling, general and administrative expenses were $22.2 million for the third quarter of fiscal 2010, compared to $20.4 million for the third quarter of fiscal 2009. This increase was primarily related to the acquisition of Powell Canada. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
For the nine months ended June 30, 2010, consolidated selling, general and administrative expenses increased to 15.8% of revenues, compared to 12.4% of revenues for the nine months ended June 30, 2009. Selling, general and administrative expenses were $66.0 million for the first nine months of fiscal 2010, compared to $62.3 million for the first nine months of fiscal 2009. This increase was primarily related to the acquisition of Powell Canada and includes acquisition related costs of approximately $2.3 million. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
Interest Expense and Income
Interest expense was $0.2 million and $0.6 million for the three and nine months ended June 30, 2010, respectively, an increase of approximately $32,000 compared to the three months ended June 30, 2009, and a decrease of approximately $0.3 million compared to the nine months ended June 30, 2009, respectively. The decrease in interest expense for the nine months ended June 30, 2010 was primarily due to lower amounts outstanding under our U.S and U.K. credit facilities during the first nine months of fiscal 2010.
Interest income was approximately $49,000 and $0.2 million for the three and nine months ended June 30, 2010, respectively, compared to approximately $33,000 and $93,000 for the three and nine months ended June 30, 2009, respectively. This increase resulted from larger cash amounts being invested during the first nine months of fiscal year 2010.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 34.9% in the third quarter of fiscal 2010, compared to 35.1% in the third quarter of fiscal 2009. For the first nine months of fiscal 2010, our effective tax rate was 35.1%, compared to 35.1% for the first nine months of fiscal 2009.
Net Income Attributable to Powell Industries, Inc.
In the third quarter of fiscal 2010, we generated net income of $10.3 million, or $0.88 per diluted share, compared to $13.1 million, or $1.14 per diluted share, in the third quarter of fiscal 2009. For the nine months ended June 30, 2010, we recorded net income of $29.8 million, or $2.56 per diluted share, compared to $29.8 million, or $2.59 per diluted share, for the nine months ended June 30, 2009. We generated improved gross profits for the Company as a whole as a result of favorable margins on project completion due to operational efficiencies and cancellation fees for orders that were cancelled from our backlog for the first nine months of fiscal 2010, along with the successful negotiation of change orders and the favorable negotiation of a customer claim in the third quarter of fiscal 2010 for which costs were previously recognized.

Backlog
The order backlog at June 30, 2010, was $309.9 million, compared to $365.8 million at September 30, 2009, and $425.7 million at the end of the third quarter of fiscal 2009. New orders placed during the third quarter of fiscal 2010 totaled $136.1 million compared to $103.0 million in the third quarter of fiscal 2009. Backlog decreased during the second half of fiscal 2009 and into fiscal 2010 as an increasing number of our customers cancelled or delayed the start of new capital projects for various reasons. This decline in backlog in the second half of fiscal 2009 and the first nine months of fiscal 2010 has negatively impacted our revenues in fiscal 2010.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $117.1 million at June 30, 2010, compared to approximately $97.4 million at September 30, 2009. Approximately $52.2 million of cash flow from operating activities resulted from net income and our continued efforts to manage inventory and billings to customers. As of June 30, 2010, current assets exceeded current liabilities by 2.6 times and our debt to total capitalization was 6.6%.
At June 30, 2010, we had cash and cash equivalents of approximately $117.1 million, compared to approximately $97.4 million at September 30, 2009. We have a $58.5 million revolving credit facility in the U.S. and an additional $6.0 million revolving credit facility in the United Kingdom, both of which expire in December 2012. As of June 30, 2010, there were no amounts borrowed under these lines of credit. We also have a $19.1 million revolving credit facility and a $2.4 million single advance term loan in Canada. At June 30, 2010, $10.5 million was outstanding under the Canadian revolving credit facility, subject to certain limitations as defined in the credit agreement, and $2.1 million was outstanding under the Canadian term loan. Total long-term debt and capital lease obligations, including current maturities, totaled $19.9 million at June 30, 2010, compared to $9.5 million at September 30, 2009. Letters of credit outstanding were $14.1 million at June 30, 2010, compared to $17.6 million at September 30, 2009, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $44.4 million and $6.0 million, respectively, at June 30, 2010. Amounts available under the Canadian revolving credit facility were approximately $4.9 million at June 30, 2010. For further information regarding our debt, see Notes H and I of Notes to Condensed Consolidated Financial Statements.
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
Operating Activities
Cash provided by operating activities was approximately $52.2 million during the first nine months of fiscal 2010 and approximately $112.2 million during the first nine months of fiscal 2009. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first nine months of fiscal 2010 as cash was available to reduce accounts payable and income taxes payable as compared to the same period in the prior year.
Investing Activities
Investments in property, plant and equipment during the first nine months of fiscal 2010 totaled approximately $3.5 million, compared to $6.4 million during the first nine months of fiscal 2009. During the first nine months of fiscal 2010, we acquired Powell Canada for approximately $23.4 million. The majority of our 2009 capital expenditures were used for the expansion of one of our operating facilities. Additionally, approximately $0.6 million was paid to acquire the noncontrolling interest related to our joint venture in Singapore (Powell Asia), which has been strategically realigned from an operating entity to a sales and marketing function within Powell.
Financing Activities
Net cash used in financing activities was approximately $6.0 million for the first nine months of fiscal 2010 and approximately $25.7 million for the first nine months of fiscal 2009. During the first nine months of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million. During the first nine months of fiscal 2009, we made net payments of approximately $19.0 million on our US Revolver, which resulted in the majority of our net cash used in financing activities.
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
Our backlog of orders was approximately $309.9 million at June 30, 2010, a $115.8 million decrease from the backlog of orders at June 30, 2009. Throughout the second half of fiscal 2009 and continuing into the first nine months of fiscal 2010, an increasing number of our customers cancelled or delayed the start of new capital projects. We believe these delays resulted from the short-term reduction in demand for oil, uncertainty in the worldwide economy and concerns over drilling activity in the Gulf of Mexico, as well as increasing uncertainty as to the impact that potential regulatory changes could have on their business.
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
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At June 30, 2010, $26.7 million was outstanding, bearing interest at approximately 2.8% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $267,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at June 30, 2010.
During fiscal 2009 and the first nine months of fiscal 2010, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At June 30, 2010, we recorded a net liability of approximately $167,000 on our Condensed Consolidated Balance Sheets related to these transactions.
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

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the nine months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

POWELL INDUSTRIES, INC. (Registrant)
Date August 4, 2010	By:	/s/ Patrick L. McDonald
Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

Date August 4, 2010	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith