Form 10-K
period 2010-09-30
POWELL INDUSTRIES INC
filed 2010-12-08
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12488
Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8550 Mosley RD Houston, Texas (Address of principal executive offices)	77075-1180 (Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes     ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2010, was approximately $376,593,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 3, 2010, there were 11,689,607 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2011 annual meeting of stockholders to be filed not later than 120 days after September 30, 2010, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, our ability to secure and satisfy customers, our customers’ financial condition and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our website address is www.powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

On December 13, 2005, we announced a change in our fiscal year-end from October 31 to September 30, effective September 30, 2006. The change was designed to align our financial reporting with calendar quarters and to reduce the impact holidays have on our reporting timeline.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 71%, 77% and 73% of our consolidated revenues for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, were generated in the United States of America. Approximately 79% of our long-lived assets were located in the United States at September 30, 2010, with the remaining balance located primarily in the United Kingdom and Canada. Financial information related to our business and geographical segments is included in Note N of Notes to Consolidated Financial Statements.

On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada) for $23.4 million, not including expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services in western Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. In conjunction with the acquisition of Powell Canada, on April 1, 2010, we finalized the acquisition of a 50% ownership in a joint venture in Kazakhstan. The Company has made a strategic decision to exit this joint venture. For further information on the Powell Canada acquisition, see Note D of Notes to Consolidated Financial Statements.

On August 7, 2006, we purchased certain assets related to the manufacturing of American National Standards Institute (ANSI) medium-voltage switchgear and circuit breaker business of General Electric Company’s (GE) Consumer & Industrial unit for $32.0 million, not including expenses. We refer to the acquired product line herein as “Power/Vac®.” The operating results of Power/Vac® are included in our Electrical Power Products business segment from the acquisition date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana for approximately $1.5 million. The purchase price was paid from existing cash and short-term marketable securities. The operating results of this acquisition are included in our Electrical Power Products business segment from the acquisition date.

Electrical Power Products

Our Electrical Power Products business segment designs, develops, manufactures and markets custom engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include power control room substation packages, traditional and arc-resistant distribution switchgear, medium-voltage circuit breakers, offshore generator and control modules, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 38,000 volts and are used in electric rail transportation, refining, chemical, offshore oil and gas production, electric utility and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international design standards (IEC — International Electrotechnical Commission). We also seek to assist customers by providing value-added services such as spare parts, field service inspection and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We work to establish long-term relationships with the end users of our systems and with the design and construction engineering firms contracted by those end users.

Customers and Markets

This business segment’s principal products are designed for use by and marketed to technologically sophisticated users of large amounts of electrical energy that typically have a need for complex combinations of electrical components and systems. Our customers and their industries include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers.

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (EPC) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions. Contracts may represent large-scale projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, gaps in large project awards may cause material fluctuations in segment revenues.

We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. As a result of the supply agreement that we entered into on August 7, 2006, with GE, our revenues from GE were approximately $58 million, $86 million and $82 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, or approximately 11%, 14% and 13% of our consolidated revenues for these periods. Aside from GE, with whom we have a long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. GE has become a significant customer and has accounted for, and could continue to account for, more than 10% of the annual revenues of this business segment as a result of the supply agreement that we entered into on August 7, 2006.

During each of the past three fiscal years, no one country outside of the United States accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note N of Notes to Consolidated Financial Statements.

Competition

We strive to be the supplier of choice for custom engineered system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and the electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects which are competitively bid. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply.

Our principal competitors include ABB, Eaton Corporation, GE, Schneider Electric and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. A significant portion of our business is from repeat customers and many times involves third-party engineering and construction companies hired by the end-user and with which we also have long and established relationships. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Electrical Power Products business segment backlog at September 30, 2010, totaled $245.4 million compared to $329.6 million at September 30, 2009. Our backlog has declined due to the ongoing economic downturn which has lead our customers to reduce and delay spending on new capital projects. We anticipate that approximately $242.6 million of our ending fiscal 2010 backlog will be fulfilled during our fiscal year 2011. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. These raw material costs represented approximately 45% of our revenues in fiscal 2010. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2011. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual problems in the purchase of key raw materials and commodities in the past three years.

Inflation

This business segment is subject to the effects of changing prices. During the last three fiscal years, we experienced price volatility for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2010, 2009 or 2008.

Employees

At September 30, 2010, the Electrical Power Products business segment had 2,430 full-time employees located in the United States, the United Kingdom, Canada and Singapore. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $6.0 million, $5.8 million and $6.3 million in fiscal years 2010, 2009 and 2008, respectively, and are reported in selling, general and administrative expenses in the consolidated statement of operations.

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

We provide a comprehensive set of technical services to deliver these systems. A diverse team of professional systems engineers, software engineers, analysts, network specialists and automation engineers provide expertise for the entire life cycle of a technology project. We have designed and built systems for various facilities and roadways around the world.

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental and energy sectors. From time to time, a significant percentage of revenues may result from one specific contract or customer due to the nature of large projects common to this business segment. In each of the past three fiscal years, revenues with one or more customers individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $3.2 million, $7.4 million and $5.4 million in fiscal 2010, 2009 and 2008, respectively. Contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for a given customer. Thus, multiple and/or continuous projects of similar magnitude with the same customer are rare. As such, gaps in large project awards may cause material fluctuations in segment revenues.

During each of the past three fiscal years, the United States is the only country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note N of Notes to Consolidated Financial Statements.

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

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Process Control Systems business segment backlog at September 30, 2010, totaled $36.9 million compared to $36.2 million at September 30, 2009. We anticipate that approximately $16.3 million of our ending fiscal 2010 backlog will be fulfilled during our 2011 fiscal year. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Employees

The Process Control Systems business segment had 125 full-time employees at September 30, 2010, primarily located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $0.4 million, $0.3 million and $0.3 million in fiscal years 2010, 2009 and 2008, respectively, and are reported in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

The ongoing economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

The ongoing economic downturn has reduced our backlog of orders. Various factors drive demand for our products and services, including the price of oil, capital expenditures, economic forecasts and financial markets. Continued uncertainty in the price of oil, capital expenditures, economic recovery or the financial markets could continue to impact our customers and severely impact the demand for projects that would result in orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our products and services and could materially impact our business, financial condition and results of operations and potentially impact the trading price of our common stock.

Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. On May 28, 2010, the U.S. government imposed a six-month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the moratorium on June 22, 2010, and the U.S. government issued a new moratorium on deepwater drilling on July 12, 2010. On October 12, 2010, the U.S. government lifted the moratorium. The U.S. government has also implemented additional safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before resuming deepwater drilling. We cannot predict when, if at all, operators in the U.S. Gulf of Mexico will be able to satisfy these requirements. At this time, we cannot predict what, if any, impact the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations may have on the regulation of offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations.

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

International sales accounted for approximately 29% of our revenues in fiscal 2010, including sales from our operations in the United Kingdom and Canada. We primarily operate in developed countries with historically stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the United States or other countries.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 45% of our revenues for the fiscal year ended September 30, 2010. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, a significant portion of our revenues is recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects requires a significant amount of judgment and combines professional engineering, cost estimating, pricing and accounting inputs. Contract losses are recognized in full when determined, and contract profit estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract profitability. Previously recorded estimates are adjusted as the project progresses. In certain circumstances, it is possible that such adjustments could have a significant impact on our operating results for any fiscal quarter or year. Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestones and the applicable customer asserts a claim under these provisions. These contractual provisions define the conditions under which our customers may make claims against us to pay liquidated damages. In many cases in which we have had potential exposure for liquidated damages, such damages ultimately were not fully asserted by our customers.

Our acquisition strategy involves a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. We may be unable to implement this strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our acquisition strategy involves certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. A disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention could adversely affect profitability.

Financing for acquisitions may require us to obtain additional equity or debt financing, which, if available, may not be available on attractive terms.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

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

Our ability to generate profitable internal growth will be affected by, among other factors, potential regulatory changes, our ability to attract new customers, increase the number or size of projects performed for existing customers, hire and retain employees and increase volume utilizing our existing facilities.

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

Although we maintain insurance policies with respect to our related exposures, including certain self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.

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

We own or lease manufacturing facilities, sales offices, field offices and repair centers located throughout the United States and Canada, and we have a manufacturing facility located in the United Kingdom. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal locations by segment as of September 30, 2010, are as follows:

			Approximate
	Number		Square Footage
Location	of Facilities	Acres	Owned	Leased

Electrical Power Products:
Houston, TX	3	78.1	430,600	138,600
North Canton, OH	1	8.0	115,200	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Edmonton, Alberta, Canada	2		—	70,700
Calgary, Alberta, Canada	1		—	8,200
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	29,700
Chantilly, VA	1		—	5,200
East Rutherford, NJ	1		—	8,700

All leased properties are subject to long-term leases with remaining lease terms ranging from one to 13 years as of September 30, 2010. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

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

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ for our common stock.

	High	Low

Fiscal Year 2009:
First Quarter	$41.00	$16.74
Second Quarter	37.31	23.25
Third Quarter	44.93	30.60
Fourth Quarter	42.55	33.73
Fiscal Year 2010:
First Quarter	$41.66	$30.32
Second Quarter	34.27	27.71
Third Quarter	36.10	27.01
Fourth Quarter	36.67	26.26

As of December 3, 2010, the last reported sales price of our common stock on the NASDAQ was $36.97 per share. As of December 3, 2010, there were 536 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The following graph compares, for the period from October 31, 2005, to September 30, 2010, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment Group (a select group of peer companies — Advanced Energy Industries, Inc.; Altra Holdings Inc.; AZZ Inc.; CTC Corporation; DXP Enterprises Inc.; ENGlobal Corporation; ESCO Technologies Inc.; Franklin Electric Company, Inc.; Integrated Electrical Services, Inc.; Methode Electronics Inc. and Power-One Inc.). The comparison assumes that $100 was invested on October 31, 2005, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment Group. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POWELL INDUSTRIES, INC.,
INDUSTRIAL ELECTRICAL EQUIPMENT GROUP AND NASDAQ MARKET INDEX

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

On December 15, 2009, we acquired Powell Canada. Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and maintenance services in western Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada, are included in our Electrical Power Products business segment from the acquisition date.

On August 7, 2006, we purchased certain assets related to the ANSI medium-voltage switchgear and circuit breaker business of GE’s Consumer & Industrial unit. The operating results of the Power/Vac® product line are included from that date.

On July 14, 2006, we acquired certain assets and hired the service and administrative employees of an electrical services company in Louisiana. The operating results of this acquisition are included in our Electrical Power Products business segment from that date.

					11 Months
	Years Ended				Ended
	September 30,				September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of Operations:
Revenues	$550,692	$665,851	$638,704	$564,282	$374,547
Cost of goods sold	408,635	520,802	512,298	468,691	305,489

Gross profit	142,057	145,049	126,406	95,591	69,058
Selling, general and administrative expenses	84,457	79,954	80,416	73,639	54,172
Amortization of intangible assets	4,477	3,460	3,585	3,607	1,173
Impairment of goodwill	7,452	—	—	—	—

Operating income	45,671	61,635	42,405	18,345	13,713
Interest expense, net	610	976	2,537	2,943	698

Income before income taxes	45,061	60,659	39,868	15,402	13,015
Income tax provision	19,894	20,734	14,072	5,468	4,609

Net income	25,167	39,925	25,796	9,934	8,406
Net (income) loss attributable to noncontrolling interest	(159)	(208)	51	(21)	3

Net income attributable to Powell Industries, Inc.	$25,008	$39,717	$25,847	$9,913	$8,409

Basic earnings per share attributable to Powell Industries, Inc.	$2.17	$3.48	$2.29	$0.90	$0.77

Diluted earnings per share attributable to Powell Industries, Inc.	$2.14	$3.43	$2.26	$0.88	$0.76

	As of September 30,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$115,353	$97,403	$10,134	$5,257	$10,495
Property, plant and equipment, net	63,676	61,036	61,546	67,401	60,336
Total assets	400,712	404,840	397,634	341,015	292,678
Long-term debt and capital lease obligations, including current maturities	6,885	9,492	41,758	35,836	42,396
Total stockholders’ equity	277,303	246,761	206,874	173,549	156,931
Total liabilities and stockholders’ equity	400,712	404,840	397,634	341,015	292,678

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Revenues and costs are primarily related to engineered-to-order equipment and systems, which precludes us from providing detailed price and volume information.

Throughout fiscal years 2007 and 2008, we experienced strong market demand for our products and services. New investments in oil and gas infrastructure, as well as new investments by municipal and transit authorities to expand and improve public transportation, were key drivers of increased business volume with favorable margins in fiscal year 2009. Customer inquiries and requests for proposals remained strong throughout fiscal 2008 and the first half of fiscal 2009. Accordingly, we entered fiscal 2009 with a strong backlog of orders which resulted in record revenues in fiscal year 2009. Throughout the second half of 2009, customer inquiries and requests for proposal activity decreased and an increasing number of our customers began to cancel or delay the start of new capital projects for various reasons. This decreased our backlog of orders during 2009, and we began fiscal year 2010 with a backlog of $365.8 million, a $152.8 million decrease from the backlog of orders at the beginning of fiscal year 2009. The order backlog at September 30, 2010, was $282.3 million. This decline in orders related to large capital projects with favorable margins in the second half of fiscal 2009 and throughout fiscal year 2010 will reduce our revenues and gross profits in fiscal year 2011, as compared to fiscal years 2009 and 2010.

On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services in western Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. In conjunction with the acquisition of Powell Canada, on April 1, 2010, we finalized the acquisition of a 50% ownership in a joint venture in Kazakhstan. The Company has made a strategic decision to exit this joint venture. For further information on the Powell Canada acquisition, see Note D of Notes to Consolidated Financial Statements.

Results of Operations

Twelve Months Ended September 30, 2010 (Fiscal 2010) Compared to Twelve Months Ended September 30, 2009 (Fiscal 2009)

Revenue and Gross Profit

Consolidated revenues decreased $115.2 million to $550.7 million in Fiscal 2010 compared to $665.9 million in Fiscal 2009. Revenues decreased as a result of the decrease in demand for our products and services as discussed above. Domestic revenues decreased by 23.8% to $393.3 million in Fiscal 2010 compared to $516.0 million in Fiscal 2009. International revenues increased from $149.9 million in Fiscal 2009 to $157.6 million in Fiscal 2010. The acquisition of Powell Canada contributed approximately $51.1 million of our international revenues during Fiscal 2010. Gross profit in Fiscal 2010 decreased by approximately $3.0 million compared to Fiscal 2009, primarily as a result of lower revenues.

Consolidated gross profit, as a percentage of revenues, was 25.8% in Fiscal 2010 compared to 21.8% in Fiscal 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, reduced warranty costs, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders and the favorable negotiation of a customer claim for which the costs were previously recognized.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $524.2 million in Fiscal 2010, compared to $637.9 million in Fiscal 2009. In Fiscal 2010, revenues from public and private utilities were approximately $148.6 million compared to $154.3 million in Fiscal 2009. The acquisition of Powell Canada contributed approximately $51.1 million of revenue during Fiscal 2010. Revenues from commercial and industrial customers totaled $338.0 million in Fiscal 2010, a decrease of $94.5 million compared to Fiscal 2009. Municipal and transit projects generated revenues of $37.6 million in Fiscal 2010 compared to $51.1 million in Fiscal 2009.

Business segment gross profit, as a percentage of revenues, was 25.5% in Fiscal 2010 compared to 20.9% in Fiscal 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced workforce, reduced warranty costs, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders and the favorable negotiation of a customer claim for which the costs were previously recognized.

Process Control Systems

In Fiscal 2010, our Process Control Systems business segment recorded revenues of $26.5 million, a decrease from $28.0 million in Fiscal 2009. Business segment gross profit, as a percentage of revenues, decreased to 31.3% for Fiscal 2010, compared to 40.8% for Fiscal 2009. This decrease in revenues and gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog and revenues of $3.5 million and gross profit of $2.8 million in the third quarter of Fiscal 2009, resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.

For additional information related to our business segments, see Note N of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased to 15.3% of revenues in Fiscal 2010 compared to 12.0% of revenues in Fiscal 2009. Selling, general and administrative expenses increased to $84.5 million in Fiscal 2010 compared to $80.0 million in Fiscal 2009. This increase was primarily related to the acquisition of Powell Canada and includes acquisition-related costs of approximately $2.4 million. Selling, general and administration expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.5 million in Fiscal 2010, compared to $3.5 million in Fiscal 2009. This increase was from the amortization of the intangible assets recorded as a result of the acquisition of Powell Canada.

Impairment of Goodwill

An impairment of goodwill of approximately $7.5 million was recorded in Fiscal 2010 related to the Powell Canada acquisition. The Company’s strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge.

Interest Income and Expense

Interest expense was $0.9 million in Fiscal 2010, a decrease of approximately $0.2 million compared to Fiscal 2009. The decrease in interest expense was primarily due to lower amounts outstanding under our U.S. and U.K. credit facilities during Fiscal 2010.

Interest income was $0.3 million in Fiscal 2010 compared to $0.1 million in Fiscal 2009. This increase resulted from larger cash amounts being invested during Fiscal 2010.

Income Tax Provision

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 44.1% in Fiscal 2010 compared to 34.2% in Fiscal 2009. The increase in the effective tax rate was primarily related to the valuation allowance recorded related to foreign deferred tax assets.

Net Income Attributable to Powell Industries, Inc.

In Fiscal 2010, we recorded net income of $25.0 million, or $2.14 per diluted share, compared to $39.7 million, or $3.43 per diluted share, in Fiscal 2009. We generated improved gross profits as a percentage of revenues for the Company as a whole as a result of favorable margins on project completion due to operational efficiencies and cancellation fees for orders that were cancelled from our backlog, along with the successful negotiation of change orders and the favorable negotiation of a customer claim in Fiscal 2010 for which costs were previously recognized. Net income for Fiscal 2010 was negatively impacted by the impairment of goodwill of approximately $7.5 million and the valuation allowance recorded on foreign deferred tax assets of approximately $3.7 million. As previously discussed, net income in Fiscal 2009 included the benefit of the $3.5 million mediated settlement, reduced by legal and other expenses of approximately $0.7 million, net of tax, related to a previously completed contract that was in dispute for several years.

Backlog

The order backlog at September 30, 2010, was $282.3 million, compared to $365.8 million at September 30, 2009. New orders placed during Fiscal 2010 totaled $466.8 million compared to $511.2 million in Fiscal 2009. Backlog decreased during the second half of Fiscal 2009 and into Fiscal 2010 due to the ongoing economic downturn which has led our customers to reduce and delay spending on new capital projects. This decline in backlog throughout Fiscal 2010 negatively impacted our revenues in Fiscal 2010 and will continue to negatively impact our revenues going into 2011.

Fiscal 2009 Compared to Twelve Months Ended September 30, 2008 (Fiscal 2008)

Revenue and Gross Profit

Consolidated revenues increased $27.2 million to $665.9 million in Fiscal 2009 compared to $638.7 million in Fiscal 2008. Revenues increased as we responded to strong market demand by increasing our capacity and throughput. Domestic revenues increased by 10.0% to $516.0 million in Fiscal 2009 compared to $469.1 million in Fiscal 2008. International revenues decreased from $169.6 million in Fiscal 2008 to $149.9 million in Fiscal 2009, primarily as the result of changes in the British Pound Sterling-to-U.S. Dollar exchange rate. The increase in consolidated revenues was primarily due to an increased sales effort and strong market demand in Fiscal 2008 and the first half of Fiscal 2009. Gross profit in Fiscal 2009 increased by approximately $18.6 million compared to Fiscal 2008 as a result of our ability to absorb our fixed costs and improved pricing as a result of strong market activity.

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

For additional information related to our business segments, see Note N of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 12.0% of revenues in Fiscal 2009 compared to 12.6% of revenues in Fiscal 2008. Selling, general and administrative expenses decreased to $80.0 million in Fiscal 2009 compared to $80.4 million in Fiscal 2008. This decrease was primarily a result of decreased commissions and incentive compensation. Selling, general and administrative expenses as a percentage of revenues decreased primarily due to our ability to leverage our existing infrastructure to support our increased production volume, along with the timing of commissions related to new orders.

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

Income Tax Provision

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

Net Income Attributable to Powell Industries, Inc.

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

Backlog

The order backlog at September 30, 2009, was $365.8 million, compared to $518.6 million at September 30, 2008. New orders placed during Fiscal 2009 totaled $511.2 million compared to $705.4 million in Fiscal 2008. Our decline in backlog was due to the amount of projects completed being greater than the amount of orders received.

Liquidity and Capital Resources

Cash and cash equivalents increased to approximately $115.4 million at September 30, 2010, as a result of cash flow provided by operations of approximately $64.1 million for Fiscal 2010. The approximately $64.1 million of cash flow from operations resulted from net income and our continued efforts to manage inventory and billings to customers. As of September 30, 2010, current assets exceeded current liabilities by 2.6 times and our debt to total capitalization ratio was 2.4%.

At September 30, 2010, we had cash and cash equivalents of $115.4 million, compared to $97.4 million at September 30, 2009. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $6.3 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of September 30, 2010, there were no amounts borrowed under these lines of credit. We also have a $19.4 million revolving credit facility and a $2.4 million single advance term loan in Canada. At September 30, 2010, there was no balance outstanding under the Canadian revolving credit facility or the Canadian term loan. Total long-term debt and capital lease obligations, including current maturities, totaled $6.9 million at September 30, 2010, compared to $9.5 million at September 30, 2009. Letters of credit outstanding were $15.2 million and $17.6 million at September 30, 2010 and 2009, respectively, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $43.3 million and $6.3 million, respectively, at September 30, 2010. Amounts available under the Canadian revolving credit facility were approximately $14.4 million at September 30, 2010. For further information regarding our debt, see Notes H and L of Notes to Consolidated Financial Statements.

Operating Activities

During Fiscal 2010, cash provided by operating activities was approximately $64.1 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. During Fiscal 2009, cash provided by operating activities was approximately $127.0 million. The increase in Fiscal 2009 cash flow from operations resulted primarily from net income and our increased efforts to manage inventory and billings to customers. During Fiscal 2008, cash used in operating activities was approximately $5.2 million. Cash flow from operations was negatively impacted as accounts receivable and inventories increased due to higher volume as a result of demand for our products and services.

Investing Activities

Investments in property, plant and equipment during Fiscal 2010 totaled approximately $4.4 million compared to $8.1 million and $3.4 million in Fiscal 2009 and 2008, respectively. During Fiscal 2010, we acquired Powell Canada for approximately $23.4 million. Additionally, approximately $0.6 million was paid to acquire the noncontrolling interest related to our joint venture in Singapore (Powell Asia), which has been strategically realigned from an operating entity to a sales and marketing function within Powell. Our capital expenditures in Fiscal 2009 related primarily to the expansion of one of our operating facilities and for upgrades to our enterprise resource planning system (ERP system).

There were no material proceeds from the sale of fixed assets in Fiscal 2010, 2009 or 2008. Proceeds from the sale of fixed assets in Fiscal 2009 were primarily from the sale of idled manufacturing facilities and equipment.

Financing Activities

Net cash used in financing activities was approximately $19.4 million in Fiscal 2010, as we paid down our Canadian revolving line of credit and term loan from the cash flow provided by our operating activities. Net cash used in financing activities was approximately $30.4 million in Fiscal 2009 because we paid down our U.S. and U.K. revolving lines of credit and the term loan from the cash flow provided by our operating activities. Net cash provided by financing activities was approximately $13.8 million in Fiscal 2008. The primary source of cash in financing activities in Fiscal 2008 was due to borrowings on the U.S. revolving line of credit and proceeds from the exercise of stock options, which were used to fund operations and capital expenditures.

Contractual and Other Obligations

At September 30, 2010, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

	Long-Term	Capital	Operating
As of September 30, 2010,	Debt	Lease	Lease
Payments Due by Period:	Obligations	Obligations	Obligations	Total

Less than 1 year	$424	$1,403	$3,362	$5,189
1 to 3 years	842	830	5,002	6,674
3 to 5 years	833	23	729	1,585
More than 5 years	2,846	—	1	2,847

Total long-term contractual obligations	$4,945	$2,256	$9,094	$16,295

As of September 30, 2010, the total unrecognized tax benefit related to uncertain tax positions was approximately $0.8 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits will remain unchanged due to the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $18.2 million as of September 30, 2010, of which $15.2 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result from a contingent event related to our letters of credit (in thousands):

As of September 30, 2010,	Letters of
Payments Due by Period:	Credit

Less than 1 year	$10,042
1 to 3 years	7,857
3 to 5 years	135
More than 5 years	156

Total long-term commercial obligations	$18,190

We also had performance and maintenance bonds totaling approximately $185.3 million that were outstanding at September 30, 2010. Performance and maintenance bonds are used to guarantee contract performance to our customers.

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

However, our backlog of orders going into our fiscal year 2011 (Fiscal 2011) is approximately $282.3 million, a decrease of $83.5 million from the beginning backlog of orders going into Fiscal 2010. Throughout the second half of Fiscal 2009 and continuing into Fiscal 2010, customer inquiries and requests for proposal activity decreased and an increasing number of our customers cancelled or delayed the start of new capital projects. We believe these delays resulted from the short-term reduction in the demand for oil, uncertainty in the worldwide economy and financial markets, as well as increasing uncertainty as to the impact that potential regulatory changes could have on their business.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems and pushed ridership to an all-time high, which will drive new investment in transit infrastructure. Opportunities for future projects continue; however, the timing of many of these projects is difficult to predict. The demand for our products and services will increase as investments in large capital-intensive infrastructure projects begins to receive funding and support.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. During this period of continued economic and market uncertainty, we will continue to monitor the factors that drive our markets. We will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Effects of Inflation

We have experienced price volatility related to raw materials, primarily copper, aluminum and steel, during the past three years. Fixed-price contracts can limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. We anticipate that the volatility in commodity prices could impact our operations in Fiscal 2011.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

See Note E of the Notes to Consolidated Financial Statements for a discussion of our impairment recorded related to the goodwill associated with the acquisition of Powell Canada and the 50% ownership in the operations in a joint venture in Kazakhstan.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of September 30, 2010, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

See Note I of the Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded related to foreign deferred tax assets.

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

Derivative Financial Instruments

As part of managing our exposure to changes in foreign currency exchange rates, we periodically utilize foreign exchange forward contracts. The objective of these contracts is to minimize impacts to cash flows and profitability due to changes in foreign currency exchange rates on accounts receivable, accounts payable and forecasted cash transactions. These contracts are recorded in the consolidated balance sheets at fair value, which is based upon an income approach consisting of a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the contracts using current market information, such as foreign currency spot and forward rates, as of the reporting date.

We formally document our hedging relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the consolidated balance sheets. When the hedged item affects the consolidated statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the consolidated statements of operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or it is probable that the forecasted transaction will not occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the consolidated statement of operations.

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

New Accounting Pronouncements

In December 2007, the FASB issued accounting guidance on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. Refer to Note D for additional information regarding our recent acquisition of Powell Canada and the impact of this guidance.

In December 2007, the FASB issued accounting guidance for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. This guidance did not have an impact on our consolidated financial position or results of operations, but did change the presentation of noncontrolling interests in our Consolidated Balance Sheets and Consolidated Statements of Operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this guidance shall be provided for fiscal years beginning after December 15, 2009, and will be adopted by us in the first quarter of fiscal year 2011. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This accounting guidance became effective for us on October 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. At September 30, 2010, $15.2 million was outstanding, bearing interest at approximately 2.5% per year. A hypothetical 100 basis point increase in variable interest rates would result in a total annual increase in interest expense of approximately $152,000. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at September 30, 2010.

During Fiscal 2009 and Fiscal 2010, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our consolidated balance sheets. At September 30, 2010, we recorded a net liability of approximately $47,000 on our consolidated balance sheets related to these transactions.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Market Risk

We are also exposed to general market and other risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Powell Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Powell Canada from its assessment of internal control over financial reporting as of September 30, 2010 because it was acquired by the Company in a purchase business combination in December 2009. We have also excluded Powell Canada from our audit of internal control over financial reporting. Powell Canada is a wholly-owned subsidiary whose total assets and total revenues represent 10% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
December 8, 2010

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$115,353	$97,403
Accounts receivable, less allowance for doubtful accounts of $907 and $1,607, respectively	91,766	114,274
Costs and estimated earnings in excess of billings on uncompleted contracts	38,064	46,335
Inventories, net	38,244	46,252
Income taxes receivable	6,726	695
Deferred income taxes	3,087	3,303
Prepaid expenses and other current assets	8,951	6,741

Total Current Assets	302,191	315,003
Property, plant and equipment, net	63,676	61,036
Goodwill	1,003	1,084
Intangible assets, net	26,132	21,305
Other assets	7,710	6,412

Total Assets	$400,712	$404,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,683	$4,692
Income taxes payable	1,500	7,637
Accounts payable	41,850	48,124
Accrued salaries, bonuses and commissions	25,064	24,503
Billings in excess of costs and estimated earnings on uncompleted contracts	31,009	44,772
Accrued product warranty	5,929	7,558
Other accrued expenses	7,711	11,856

Total Current Liabilities	114,746	149,142
Long-term debt and capital lease obligations, net of current maturities	5,202	4,800
Deferred compensation	2,730	2,685
Postretirement benefit obligation	532	784
Other liabilities	199	212

Total Liabilities	123,409	157,623

Commitments and Contingencies (Note L)
Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,676,955 and 11,479,610 shares issued, respectively; 11,676,955 and 11,479,610 shares outstanding, respectively	117	115
Additional paid-in capital	34,546	29,970
Retained earnings	244,969	219,961
Accumulated other comprehensive income (loss)	(1,352)	(2,716)
Deferred compensation	(977)	(569)

Total Stockholders’ Equity	277,303	246,761
Noncontrolling interest	—	456

Total Equity	277,303	247,217

Total Liabilities and Equity	$400,712	$404,840

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2010	2009	2008

Revenues	$550,692	$665,851	$638,704
Cost of goods sold	408,635	520,802	512,298

Gross profit	142,057	145,049	126,406
Selling, general and administrative expenses	84,457	79,954	80,416
Amortization of intangible assets	4,477	3,460	3,585
Impairment of goodwill	7,452	—	—

Operating income	45,671	61,635	42,405
Interest expense	870	1,107	2,892
Interest income	(260)	(131)	(355)

Income before income taxes	45,061	60,659	39,868
Income tax provision	19,894	20,734	14,072

Net income	25,167	39,925	25,796
Net (income) loss attributable to noncontrolling interest	(159)	(208)	51

Net income attributable to Powell Industries, Inc.	$25,008	$39,717	$25,847

Earnings per share attributable to Powell Industries, Inc.:
Basic	$2.17	$3.48	$2.29

Diluted	$2.14	$3.43	$2.26

Weighted average shares:
Basic	11,545	11,424	11,265

Diluted	11,693	11,591	11,452

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Other					Accumulated
	Compre-			Additional		Other
	hensive	Common Stock		Paid-in	Retained	Comprehensive	Deferred
	Income	Shares	Amount	Capital	Earnings	Income/(Loss)	Compensation	Total

Balance, September 30, 2007		11,144	$111	$16,854	$154,572	$2,557	$(545)	$173,549
Net income	$25,847	—	—	—	25,847	—	—	25,847
Foreign currency translation adjustments	(2,395)	—	—	—	—	(2,395)	—	(2,395)
Amortization of deferred compensation-ESOP	—	—	—	—	—	—	387	387
Exercise of stock options	—	239	3	4,234	—	—	—	4,237
Stock-based compensation	—	—	—	2,166	—	—	—	2,166
Income tax benefit from stock options exercised	—	—	—	2,510	—	—	—	2,510
Amortization of restricted stock	—	—	—	290	—	—	134	424
Deferred compensation — restricted stock	—	7	—	111	—	—	—	111
Issuance of restricted stock	—	14	—	716	—	—	(716)	—
Adjustment from adoption of accounting guidance on the accounting for uncertainty in income taxes	—	—	—	40	(175)	—	—	(135)
Postretirement benefit adjustment, net of tax of $97	173	—	—	—	—	173	—	173

Total comprehensive income	23,625	—	—	—	25,847	(2,222)	—	23,625

Balance, September 30, 2008		11,404	114	26,921	180,244	335	(740)	206,874
Net income	39,717	—	—	—	39,717	—	—	39,717
Foreign currency translation adjustments	(2,867)	—	—	—	—	(2,867)	—	(2,867)
Amortization of deferred compensation-ESOP	—	—	—	—	—	—	158	158
Exercise of stock options	—	31	1	513	—	—	—	514
Stock-based compensation	—	29	—	1,623	—	—	—	1,623
Income tax benefit from stock options exercised	—	—	—	291	—	—		291
Amortization of restricted stock	—	—	—		—	—	476	476
Issuance of restricted stock	—	16	—	622	—	—	(463)	159
Unrealized loss on cash flow hedges, net of tax of $164	(304)	—	—	—	—	(304)	—	(304)
Postretirement benefit adjustment, net of tax of $67	120	—	—	—	—	120	—	120

Total comprehensive income	36,666	—	—	—	39,717	(3,051)	—	36,666

Balance, September 30, 2009		11,480	115	29,970	219,961	(2,716)	(569)	246,761
Net income	25,008	—	—	—	25,008	—	—	25,008
Foreign currency translation adjustments	1,467	—	—	—	—	1,467	—	1,467
Exercise of stock options	—	109	1	1,699	—	—	—	1,700
Stock-based compensation	—	58	1	1,113	—	—	(322)	792
Income tax benefit from stock options exercised	—	—	—	878	—	—	—	878
Amortization of restricted stock	—	—	—	—	—	—	467	467
Issuance of restricted stock	—	30	—	886	—	—	(553)	333
Unrealized loss on cash flow hedges, net of tax of $265	(206)	—	—	—	—	(206)	—	(206)
Postretirement benefit adjustment, net of tax of $58	103	—	—	—	—	103	—	103

Total comprehensive income	$26,372	—	—	—	25,008	1,364	—	26,372

Balance, September 30, 2010		11,677	$117	$34,546	$244,969	$(1,352)	$(977)	$277,303

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2010	2009	2008

Operating Activities:
Net income	$25,167	$39,925	$25,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,154	7,493	8,133
Amortization	4,549	3,469	3,740
Impairment of goodwill	7,452	—	—
Stock-based compensation	1,929	2,256	2,592
Bad debt expense	410	959	637
Deferred income taxes	(348)	(1,447)	318
Changes in operating assets and liabilities:
Accounts receivable, net	39,687	15,392	(27,146)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,243	35,701	(14,062)
Inventories	12,320	25,884	(25,513)
Prepaid expenses and other current assets	(5,813)	(3,432)	657
Other assets	440	(194)	—
Accounts payable and income taxes payable	(20,281)	(4,891)	(4,916)
Accrued liabilities	(5,392)	(40)	10,422
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,762)	5,789	13,773
Other	378	120	381

Net cash provided by (used in) operating activities	64,133	126,984	(5,188)

Investing Activities:
Proceeds from sale of fixed assets	14	30	—
Purchases of property, plant and equipment	(4,420)	(8,081)	(3,428)
Purchase of noncontrolling interest — Powell Asia	(659)	—	—
Acquisition of Powell Canada	(23,394)	—	—

Net cash used in investing activities	(28,459)	(8,051)	(3,428)

Financing Activities:
Borrowings on US revolving line of credit	—	50,953	229,480
Payments on US revolving line of credit	—	(69,953)	(212,480)
Payments on UK revolving line of credit	—	(2,388)	(1,596)
Payments on UK term loan	—	(4,223)	(2,343)
Borrowings on Canadian revolving line of credit	891	—	—
Payments on Canadian revolving line of credit	(13,984)	—	—
Payments on Canadian term loan	(2,429)	—	—
Payments on industrial development revenue bonds	(400)	(400)	(400)
Payments on deferred acquisition payable	(4,292)	(5,220)	(5,563)
Payments on short-term and other financing	(1,087)	(13)	(52)
Proceeds from exercise of stock options	1,700	515	4,236
Tax benefit from exercise of stock options	209	291	2,510

Net cash (used in) provided by financing activities	(19,392)	(30,438)	13,792

Net increase in cash and cash equivalents	16,282	88,495	5,176
Effect of exchange rate changes on cash and cash equivalents	1,668	(1,226)	(299)
Cash and cash equivalents at beginning of year	97,403	10,134	5,257

Cash and cash equivalents at end of year	$115,353	$97,403	$10,134

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Business and Organization

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

On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada) for $23.4 million, not including expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services in western Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. In conjunction with the acquisition of Powell Canada, on April 1, 2010, we finalized the acquisition of a 50% ownership in a joint venture in Kazakhstan. Our interest in the net assets of the 50% ownership in the joint venture is recorded at its estimated net realizable value, as the Company has made a strategic decision to exit this joint venture. For further information on the Powell Canada acquisition, see Note D.

B.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Powell and our wholly-owned subsidiaries. The financial position and results of operation of our Singapore joint venture, in which we held a majority ownership, have also been consolidated. As a result of this consolidation, we record noncontrolling interest on our balance sheet for our joint venture partner’s share of equity in the joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to the presentation used in the current year. These reclassifications have not resulted in any changes to previously reported net income for any periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, goodwill, self-insurance, warranty accruals, income taxes, postretirement benefit obligations and estimates related to acquisition valuations. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2010	2009	2008

Cash paid during the period for:
Interest	$563	$439	$1,447
Income taxes, net of refunds	31,993	21,527	3,641

Fair Value of Financial Instruments

Financial instruments include cash, short-term investments, marketable securities, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate, the London interbank offered rate (LIBOR) or the bank’s prime rate.

The deferred acquisition payable was discounted based on a rate of approximately 6.6%, which approximated our incremental borrowing rate for obligations of a similar nature. The carrying value of this debt approximates fair value. For additional information regarding the deferred acquisition payable, see Note H.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2010 and 2009, accounts receivable included retention amounts of $9.0 million and $8.1 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.3 million of the retained amount at September 30, 2010, is expected to be collected subsequent to September 30, 2011.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and improvements, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets and Amortization of Intangible Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. For additional information regarding our intangible assets and related impairment, see Note E.

Goodwill and Indefinite Lived Assets

Goodwill and other intangible assets with indefinite useful lives are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of September 30, 2010, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting.

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the projects. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $6.5 million, $6.0 million and $6.6 million in fiscal years 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally five years) using the straight-line method. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

We use the Black-Scholes option pricing model, with expanded guidance for the development of our assumption used as inputs, to estimate the fair value of our stock options. Expected volatility is determined using volatilities based on historical stock prices for a period equal to the expected term. The expected volatility assumption is adjusted if future volatility is expected to vary from historical experience. The expected term of options represents the period of time that options granted are expected to be outstanding and falls between the options’ vesting and contractual expiration dates. The risk-free interest rate is based on the yield at the date of grant of a zero-coupon U.S. Treasury bond whose maturity period equals the option’s expected term. There have been no stock options granted since July 2005.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We formally document our hedging relationships, including identifying the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or it is probable that the forecasted transaction will not occur, we discontinue hedge accounting and any unrealized gains or losses are recorded in the consolidated financial statements.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is included as a component of stockholders’ equity net of tax, includes unrealized gains or losses on derivative instruments, postretirement benefit adjustments and currency translation adjustments in foreign consolidated subsidiaries.

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

New Accounting Standards

In December 2007, the FASB issued accounting guidance on business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effects of the business combination. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. Refer to Note D for additional information regarding our recent acquisition of Powell Canada and the impact of this guidance.

In December 2007, the FASB issued accounting guidance for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The accounting guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by us on October 1, 2009. This guidance did not have an impact on our consolidated financial position or results of operations, but did change the presentation of noncontrolling interests in our Consolidated Balance Sheets and Consolidated Statements of Operations.

In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this guidance shall be provided for fiscal years beginning after December 15, 2009, and will be adopted by us in the first quarter of fiscal year 2011. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This accounting guidance became effective for us on October 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Subsequent Events

We evaluated subsequent events through the time of filing this Annual Report on Form 10-K. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements or results of operations.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant	Fair Value at
	Identical Assets	Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets
Cash equivalents	$64,014	$—	$—	$64,014

Total	$64,014	$—	$—	$64,014

Liabilities
Foreign currency forward contracts	$—	$47	$—	$47

Total	$—	$47	$—	$47

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

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above tables. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at September 30, 2010. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Consolidated Balance Sheets for that period. See Note J for further discussion regarding our derivative instruments.

D.	Acquisition

On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems, Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical and maintenance services in western Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. This acquisition supports our strategy to expand our geographic presence into Canada, as well as increasing our service and maintenance capabilities.

We paid $23.4 million, plus expenses of approximately $2.4 million, for the acquisition from our existing cash and cash equivalents and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. In December 2009, approximately $2.4 million of the $23.4 million purchase price was placed into an escrow account related to the purchase of PowerComm’s 50% interest in the operations of a joint venture in Kazakhstan. This transaction closed in April 2010 and the escrow was released.

An additional contingent payment of up to approximately $7.6 million could have been payable after March 31, 2010, based on the earnings performance of Powell Canada and PowerComm’s joint venture operations in Kazakhstan for the 12-month period ended March 31, 2010 (the Earnout). We have not recorded a liability related to the Earnout as it was not earned.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocated to the assets acquired and liabilities assumed is based on the estimated fair value as of the acquisition date.

Additionally, the finalization of the net asset adjustment related to the Kazakhstan transaction and the calculation of the management fee agreement related to the operating results of the Kazakhstan joint venture from December 16, 2009, through March 31, 2010, as defined in the acquisition agreement, resulted in a refund to the Company of approximately $472,000, which was received subsequent to September 30, 2010, and was recorded as a receivable at September 30, 2010, in our consolidated balance sheet. Our interest in the net assets of the 50% ownership in the joint venture is recorded at its estimated net realizable value as the Company has made a strategic decision to exit this joint venture.

Intangible assets recorded are approximately $9.0 million and will be amortized over an estimated weighted average life of approximately 8.4 years. Goodwill was recorded at approximately $7.2 million and will not be amortized. Goodwill represents the excess purchase price over the estimated fair value allocated to the net assets acquired and will be deductible for income tax purposes. The amount paid in excess of the fair value of the net assets acquired was to obtain an existing service and manufacturing presence in Canada and to strengthen our strategic position in the electrical power business, utilizing the combined capabilities of Powell Canada with our existing operations. See discussion of impairment in Note E.

The purchase price allocation was as follows, based on the exchange rate as of December 15, 2009 (in thousands):

Accounts receivable	$16,643
Inventories	4,180
Prepaid expenses and other current assets	3,401
Property, plant and equipment	7,863
Goodwill	7,180
Intangible assets	9,043
Accounts payable and other current liabilities	(7,649)
Capital lease obligations	(2,667)
Bank debt assumed	(15,072)

Total purchase price	$22,922

Operating results of Powell Canada are included in our Electrical Power Products business segment in our Consolidated Statements of Operations from December 15, 2009.

Pro forma results for Powell Canada Acquisition (Unaudited)

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of Powell Canada, assuming the acquisition was completed on October 1, 2007, (in thousands, except per share data):

	Year Ended September 30,
	2009	2008

Revenues	$718,156	$706,830
Net income attributable to Powell Industries, Inc.	34,077	21,678
Earnings per share attributable to Powell Industries, Inc.:
Basic	$2.98	$1.92
Diluted	$2.94	$1.89

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma results for fiscal year 2010 are not included above as the results would not be materially different from the actual results reported, as the results of Powell Canada are included in our consolidated financial statements for 9 1/2 months.

The unaudited pro forma information includes operating results of Powell Canada prior to the acquisition date adjusted to include the pro forma impact of the following:

1) Impact of interest expense as a result of increased borrowings to fund the purchase price;

2) Elimination of the operating results of certain businesses to be disposed of;

3) Impact of amortization expense related to intangible assets; and

4) Adjustment to record no income tax benefit from the losses of Powell Canada.

The unaudited pro forma results above do not purport to be indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may be obtained in the future.

E.	Goodwill and Other Intangible Assets

Our intangible assets consist of (1) goodwill, which is not being amortized, and (2) customer relationships (15 years), trademarks (15 years), trade names (10 years), non-compete agreements (5 years), a supply agreement (15 years) and purchased technologies (6 to 7 years) which are amortized over their estimated useful lives. We test for impairment of goodwill annually, or immediately if conditions indicate that impairment could exist.

During the year ended September 30, 2010, we acquired intangible assets and recorded goodwill in connection with our acquisition of Powell Canada and our acquisition of a 50% interest in the operations of a joint venture in Kazakhstan. See Note D for additional information regarding the acquisition. During fiscal year 2010, our impairment analyses for goodwill indicated that an impairment was required. A loss on impairment of approximately $7.5 million was recorded in fiscal year 2010 related to the Powell Canada acquisition. The Company’s strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge. No impairment was identified as a result of performing our annual impairment test for fiscal years 2009 or 2008.

Changes in our goodwill and intangible assets balances for the years ended September 30, 2010 and 2009, consisted of the following (in thousands):

	Goodwill	Intangible Assets

Balance at September 30, 2008	$1,084	$25,014
Amortization	—	(3,460)
Foreign currency translation adjustment	—	(249)

Balance at September 30, 2009	1,084	21,305
Acquisition of Powell Canada	7,180	9,043
Amortization	—	(4,477)
Impairment	(7,452)	—
Foreign currency translation adjustment	272	261
Other	(81)	—

Balance at September 30, 2010	$1,003	$26,132

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the years ended September 30, 2010, 2009 and 2008, was approximately $4.5 million, $3.5 million and $3.6 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total

2011	$3,444
2012	2,422
2013	2,209
2014	1,473
2015	1,375

F.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2010	2009	2008

Numerator:
Net income attributable to Powell Industries, Inc.	$25,008	$39,717	$25,847

Denominator:
Weighted average basic shares	11,545	11,424	11,265
Dilutive effect of stock options, restricted stock and restricted stock units	148	167	187

Weighted average diluted shares with assumed conversions	11,693	11,591	11,452

Net earnings per share:
Basic	$2.17	$3.48	$2.29

Diluted	$2.14	$3.43	$2.26

All options were included in the computation of diluted earnings per share for the years ended September 30, 2010, 2009 and 2008, respectively, as the options’ exercise prices were less than the average market price of our common stock.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	September 30,
	2010	2009

Balance at beginning of year	$1,607	$1,180
Increase to bad debt expense	422	959
Deductions for uncollectible accounts written off, net of recoveries	(1,168)	(631)
Increase due to foreign currency translation	46	99

Balance at end of year	$907	$1,607

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2010	2009

Balance at beginning of year	$7,558	$6,793
Increase to warranty expense	1,118	5,124
Deductions for warranty charges	(2,703)	(4,008)
Decrease due to foreign currency translation	(44)	(351)

Balance at end of year	$5,929	$7,558

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2010	2009

Raw materials, parts and subassemblies	$40,325	$43,968
Work-in-progress	4,646	8,597
Provision for excess and obsolete inventory	(6,727)	(6,313)

Total inventories	$38,244	$46,252

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2010	2009

Costs incurred on uncompleted contracts	$482,149	$552,805
Estimated earnings	138,836	136,603

	620,985	689,408
Less: Billings to date	613,930	687,845

Net underbilled position	$7,055	$1,563

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$38,064	$46,335
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(31,009)	(44,772)

Net underbilled position	$7,055	$1,563

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2010	2009	Asset Lives

Land	$7,641	$7,268	—
Buildings and improvements	52,627	51,056	3 - 39 Years
Machinery and equipment	61,877	51,977	3 - 15 Years
Furniture and fixtures	3,332	3,050	3 - 10 Years
Construction in process	1,384	3,771	—

	126,861	117,122
Less: Accumulated depreciation	(63,185)	(56,086)

Total property, plant and equipment, net	$63,676	$61,036

Included in property and equipment are assets under capital lease of approximately $4.2 million and $246,000 at September 30, 2010 and 2009, with related accumulated depreciation of approximately $2.2 million and $246,000, respectively. Depreciation expense, including the depreciation of capital leases, was approximately $9.2 million, $7.5 million and $8.1 million for fiscal years 2010, 2009 and 2008, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2010	2009

Industrial development revenue bonds	$4,800	$5,200
Capital lease obligations	2,085	—
Deferred acquisition payable	—	4,292

Subtotal long-term debt and capital lease obligations	6,885	9,492
Less current portion	(1,683)	(4,692)

Total long-term debt and capital lease obligations	$5,202	$4,800

The annual maturities of long-term debt as of September 30, 2010, were as follows (in thousands):

Long-Term
Debt
Year Ending September 30,	Maturities

2011	$1,683
2012	917
2013	662
2014	423
2015	400
Thereafter	2,800

Total long-term debt maturities	$6,885

US and UK Revolvers

In December 2007 and 2008, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank and certain other financial institutions. These amendments to our credit facility were made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (US Revolver); 2) £4.0 million (pound sterling) (approximately $6.3 million) revolving credit facility (UK Revolver) and 3) £6.0 million (approximately $9.5 million) single advance term loan (UK Term Loan). The UK Term Loan was repaid in September 2009 and may not be reborrowed. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of certain of our subsidiaries.

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

The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts available under the respective revolvers. The amount available under the US Revolver was reduced by approximately $15.2 million for our outstanding letters of credit at September 30, 2010. There were no letters of credit outstanding under the UK Revolver.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no borrowings under the US Revolver or the UK Revolver as of September 30, 2010. Amounts available under the US Revolver and the UK Revolver were approximately $43.3 million and $6.3 million, respectively, at September 30, 2010. The US Revolver and the UK Revolver expire on December 31, 2012.

The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, including a restriction on our ability to pay dividends. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.

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

Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00 for the quarter ended September 30, 2010, and thereafter. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2010, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $19.4 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were approximately $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of September 30, 2010, there were no letters of credit outstanding under the Canadian Revolver.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no borrowings outstanding under the Canadian Revolver, and approximately $14.4 million was available at September 30, 2010. The amount available under the Canadian Revolver was reduced to approximately $14.4 million based upon the available borrowing base as defined in the Canadian Facility credit agreement. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.

The principal financial covenants are consistent with those described in our US Revolver facility above. As discussed above, the borrowings under the Canadian Revolver are subject to a borrowing base limitation. The Canadian Facility contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of September 30, 2010, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.

Canadian Term Loan

The Canadian Facility also provided for a single advance term loan of $2.5 million CAD (approximately $2.3 million) (the Canadian Term Loan). The Canadian Term Loan provided a single advance of $2.4 million for financing the acquisition of Powell Canada. The Canadian Term Loan was repaid in September 2010 and may not be reborrowed.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois, facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at September 30, 2010. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2010, the balance in the restricted sinking fund was approximately $434,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.55% per year on September 30, 2010.

Deferred Acquisition Payable

In connection with the acquisition of the Power/Vac® product line, $8.5 million of the total purchase price of $32.0 million was paid to General Electric Company at closing on August 7, 2006. The remaining balance of the purchase price of $23.5 million was payable in four installments every 10 months over the 40 months following the acquisition date, with the final installment being paid in December 2009. At September 30, 2010, there was no balance remaining related to the deferred acquisition payable.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

Current:
Federal	$18,126	$18,028	$10,487
State	1,750	2,910	1,628
Foreign	1,071	1,146	1,601
Deferred	(1,053)	(1,350)	356

Total income tax provision	$19,894	$20,734	$14,072

Income before interest, income taxes and minority interest was as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

U.S.	$53,467	$56,115	$35,089
Other than U.S.	(8,406)	4,544	4,779

Income from continuing operations before provision for income taxes	$45,061	$60,659	$39,868

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2010	2009	2008

Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	3	3	3
International withholding tax	—	(1)	—
Other permanent tax items	—	—	(1)
Foreign rate differential	1	(1)	(1)
Domestic production activities deduction	(2)	(2)	(1)
Foreign valuation allowance and other	7	—	—

Effective rate	44%	34%	35%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 44% in fiscal year 2010 compared to 34% and 35% in fiscal years 2009 and 2008, respectively. The increase in the effective tax rate resulted from a valuation allowance against deferred tax assets in Canada.

We have not recorded deferred income taxes on approximately $20.0 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to income tax in the United States, multiple state jurisdictions and a few international jurisdictions, primarily the United Kingdom and in Canada as of December 15, 2009. For United States Federal income tax purposes, all years prior to 2007 are closed. The Internal Revenue Service (IRS) recently completed an examination of the returns for the 2005 and 2006 tax years. No material adjustments were identified during the examination. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the United Kingdom for tax years 2008 to the present.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2010	2009

Current deferred income taxes:
Gross assets	$8,057	$9,457
Gross liabilities	(4,970)	(6,154)

Net current deferred income tax asset	3,087	3,303

Noncurrent deferred income taxes:
Gross assets	7,721	3,894
Gross liabilities	(5,634)	(2,703)

Net noncurrent deferred income tax asset	2,087	1,191

Net deferred income tax asset	$5,174	$4,494

At September 30, 2010 and 2009, the noncurrent deferred income tax asset was included in other assets on the Consolidated Balance Sheets.

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	September 30,
	2010	2009

Allowance for doubtful accounts	$110	$40
Workers’ compensation	200	388
Stock-based compensation	390	458
Reserve for accrued employee benefits	1,638	2,431
Warranty accrual	1,672	2,900
Uncompleted long-term contracts	(4,164)	(6,155)
Depreciation and amortization	1,291	(627)
Deferred compensation	999	1,062
Postretirement benefits liability	350	396
Accrued legal	88	93
Uniform capitalization and inventory	3,813	3,495
Software development costs	(461)	(488)
Goodwill impairment	2,122	—
Net operating loss	903	—
Valuation allowance on foreign deferred tax assets	(3,729)	—
Other	(48)	501

Net deferred income tax asset	$5,174	$4,494

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2010, we had approximately $2.7 million of foreign net operating loss carryforward, which is subject to a 20-year carryforward. During the fourth quarter of the fiscal year ended September 30, 2010, we recorded a valuation allowance of $3.7 million against our Canadian deferred tax assets, which we expect cannot be realized through future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income.

In the first quarter of fiscal year 2008, we adopted accounting guidance on the accounting for uncertainty in income taxes. Upon adoption of the guidance, we recorded a $0.3 million increase in our tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, we had total tax reserves of approximately $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which were recorded as components of income tax expense, in the amount of $135,000 as of September 30, 2010. A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

Balance as of September 30, 2009	$588
Increases related to tax positions taken during a prior period	331
Decreases related to expectations of statute of limitations	(78)

Balance as of September 30, 2010	$841

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2010, was not material.

There was no material change in the net amount of unrecognized tax benefits in the year ended September 30, 2010. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 1% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

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

J.	Derivative Instruments and Hedging Strategies

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of September 30, 2010, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, our risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ongoing basis. We assess the ongoing effectiveness of our hedges in accordance with the Cumulative Dollar-Offset Approach, and measure and record hedge ineffectiveness at the end of each fiscal quarter, as necessary.

All derivatives are recognized on the Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of September 30, 2010, was approximately $1.5 million.

The following table presents the fair value of derivative instruments included with the Consolidated Balance Sheets as of September 30, 2010:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(In thousands)

Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$47

Total derivatives		$—		$47

The following table presents the fair value of derivative instruments included with the Consolidated Balance Sheets as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(In thousands)

Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$752
Foreign exchange forwards	Deferred income taxes	164	Other liabilities	—

Total derivatives		$164		$752

The following table presents the amounts affecting the Consolidated Statements of Operations for the year ended September 30, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from
	Recognized in Other		Accumulated Other
	Comprehensive Income	Location of Gain (Loss)	Comprehensive Income
	on Derivatives(1)	Reclassified from Accumulated	into Income(1)
	Year Ended	Other Comprehensive	Year Ended
Derivatives Designated	September 30, 2010	Income into Income	September 30, 2010

Derivatives designated as cash flow hedges:
Foreign exchange forwards	$757	Revenues	$(89)

Total designated cash flow hedges	$757		$(89)

(1)	For the year ended September 30, 2010, we recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts affecting the Consolidated Statements of Operations for the year ended September 30, 2009:

Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from
	Recognized in Other		Accumulated Other
	Comprehensive Income	Location of Gain (Loss)	Comprehensive Income
	on Derivatives(1)	Reclassified from Accumulated	into Income(1)
	Year Ended	Other Comprehensive	Year Ended
Derivatives Designated	September 30, 2009	Income into Income	September 30, 2009

Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(467)	Revenues	$22

Total designated cash flow hedges	$(467)		$22

(1)	For the year ended September 30, 2009, we recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note C for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the year ended September 30, 2010.

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

All changes in the fair value of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction, or until it is probable that the forecasted transaction will not occur. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Consolidated Statements of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Consolidated Statements of Operations as the changes occur.

As of September 30, 2010, approximately $11,000 of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of September 30, 2010, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is 11 months.

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in selling, general and administrative expense. For the year ended September 30, 2010, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.

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

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our employees. We match 100% of employee contributions up to an employee contribution of 4% of each employee’s salary. We recognized expenses of $2.9 million, $3.0 million and $2.2 million in fiscal years 2010, 2009 and 2008, respectively, under this plan primarily related to matching contributions.

Employee Stock Ownership Plan

We had an employee stock ownership plan (ESOP) which initially purchased 793,525 shares of the Company’s common stock from a major stockholder. The funding for this plan was provided through a loan from the Company of $4.5 million in 1992. This loan was repaid by the ESOP as of September 30, 2009. The Company has no current plans to contribute additional shares to the ESOP and has transferred the employees’ shares in the ESOP to their respective 401(k) plan and terminated the ESOP during fiscal year 2010.

Deferred Compensation

We offer an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a Rabbi Trust). The assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in fiscal year 2010. Total assets held by the trustee and deferred compensation liabilities were $1.6 million at September 30, 2010.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $1.2 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $3.8 million at September 30, 2010.

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

For the year ended September 30, 2010, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of October 1, 2009, our measurement date.

Amounts recognized in accumulated other comprehensive income as of September 30, 2010 and 2009, consisted of the following on a pretax basis (in thousands):

	September 30,
	2010	2009

Net actuarial gain	$(1,113)	$(1,067)
Prior service cost	167	282

Total recognized in accumulated other comprehensive income	$(946)	$(785)

Amounts in accumulated other comprehensive income as of September 30, 2010, expected to be recognized as components of net periodic postretirement benefit cost in 2011 were as follows (in thousands):

Net actuarial gain	$(58)
Prior service cost	116

Total	$58

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2010	2009

Changes in postretirement benefit obligation:
Balance at beginning of year	$741	$807
Service cost	33	60
Interest cost	39	59
Actuarial loss (gain)	(95)	(147)
Benefits paid	(55)	(38)

Balance at end of year	$663	$741

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	55	38
Benefits paid	(55)	(38)

Fair value of assets at end of year	$—	$—

Reconciliation of funded status:
Unfunded liability	$(663)	$(741)
Unrecognized prior service cost	167	282
Unrecognized net actuarial gain	(1,113)	(1,067)

Net liability recognized	$(1,609)	$(1,526)

	2010	2009

Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	4.56	5.45
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2013	2012

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2010, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of approximately $28,000 and $5,000 or a decrease of approximately $25,000 and $4,000, respectively.

	Year Ended September 30,
	2010	2009	2008

Components of net periodic postretirement benefit cost:
Service cost	$33	$60	$52
Interest cost	39	59	49
Prior service cost	115	115	115
Net gain recognized	(49)	(75)	(79)

Net periodic postretirement benefit cost	$138	$159	$137

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	5.45	7.45
Current year trend rate	9.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2012	2011

Future expected benefit payments as of September 30, 2010, related to postretirement benefits for the subsequent five years were as follows (in thousands):

Expected
Benefit
Year Ending September 30,	Payments

2011	$62
2012	68
2013	58
2014	65
2015	55
2016 through 2020	284

L.	Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2017. At September 30, 2010, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending September 30,	Leases

2011	$3,362
2012	3,014
2013	1,988
2014	728
2015	1
Thereafter	1

Total lease commitments	$9,094

Lease expense for all operating leases was $3.3 million, $3.1 million and $2.7 million for fiscal years 2010, 2009 and 2008, respectively.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $15.2 million as of September 30, 2010. We also had performance and maintenance bonds totaling approximately $185.3 million that were outstanding, with additional bonding capacity of approximately $114.7 million available, at September 30, 2010.

In March 2007, we renewed and amended our facility agreement (Facility Agreement) between S&I and a large international bank. The Facility Agreement provides S&I with 1) approximately $15.8 million in bonds; 2) approximately $4.0 million of forward exchange contracts and currency options and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At September 30, 2010, we had outstanding a total of approximately $3.0 million of contingent obligations under this Facility Agreement.

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

M.	Stock-Based Compensation

We have the following stock-based compensation plans:

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually in the third fiscal quarter. In fiscal 2010, 16,000 shares of restricted stock were issued at a price of $28.95 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the plan was 66,379 as of September 30, 2010.

The 2000 Non-Employee Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. This plan will maintain its effectiveness until all options have been exercised or have expired. The total number of shares of our common stock available under this plan was approximately 33,000 as of September 30, 2010. Stock options granted to the

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors under this plan were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and vested in full one year from the grant date.

In September 2006, our Board of Directors adopted, and in February 2007, our stockholders approved, the 2006 Equity Compensation Plan (the 2006 Plan), which became retroactively effective to September 29, 2006. Under the 2006 Plan, any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. The maximum aggregate number of shares of stock that may be issued under the 2006 Plan is 750,000 shares. The total number of shares common stock available under the plan was approximately 566,000 shares as of September 30, 2010.

In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date. Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date.

In October 2007, October 2008 and October 2009, we granted approximately 34,300, 32,900 and 34,700 restricted stock units (RSUs), respectively, with a fair value of $37.89, $40.81 and $38.36 per unit, respectively, to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At September 30, 2010, there were approximately 87,500 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) for us was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share

Outstanding at September 30, 2007	106,706	31.86
Granted	31,353	37.68
Expired or cancelled	(19,591)	31.86
Vested/exercised	—	—

Outstanding at September 30, 2008	118,468	33.40
Granted	32,911	40.48
Expired or cancelled	(23,230)	34.92
Vested/exercised	(33,560)	31.86

Outstanding at September 30, 2009	94,589	36.04
Granted	34,688	38.36
Expired or cancelled	—	—
Vested/exercised	(41,823)	31.86

Outstanding at September 30, 2010	87,454	38.96

A total of approximately 566,000 shares of our common stock are available for issuance under the 2006 Plan at September 31, 2010.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded compensation expense of approximately $1.3 million, $1.7 million and $2.3 million related to RSUs for the years ended September 30, 2010, 2009 and 2008, respectively.

The 1992 Stock Option Plan, as amended (the 1992 Plan), permits us to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The maximum number of shares that may be issued under the 1992 Plan is 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. There have been no stock options granted since July 2005. There were approximately 470,000 shares available to be granted under this plan as of September 30, 2010. During fiscal year 2010, approximately 40,000 shares of restricted stock were issued to option holders who met specified requirements under the 1992 Plan. There were no restricted stock grants under the 1992 Plan during fiscal years 2009 and 2008.

Stock option activity (number of shares) for us was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)

Outstanding at September 30, 2007	505,450	17.44
Granted	—	—
Exercised	(235,350)	17.79
Forfeited	(2,800)	17.85

Outstanding at September 30, 2008	267,300	17.14
Granted	—	—
Exercised	(29,950)	17.15
Forfeited	—	—

Outstanding at September 30, 2009	237,350	17.14
Granted	—	—
Exercised	(108,750)	15.63
Forfeited	—	—

Outstanding at September 30, 2010	128,600	18.41	1.72	$2,367

Exercisable at September 30, 2010	128,600	18.41	1.72	$2,367

The following table summarizes information about stock options outstanding as of September 30, 2010:

Outstanding				Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Exercise Prices	09/30/10	Contractual Life	Price	09/30/10	Price

16.30 - 18.44	128,600	1.72	$18.41	128,600	$18.41

Total Options	128,600			128,600

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.	Business Segments

We manage our business through operating segments, which are comprised of two reportable business segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. The operating results of Powell Canada are included in our Electrical Power Products business segment from December 16, 2009 and contributed $51.1 million of revenue during fiscal year 2010. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems to control and manage critical processes.

The table below reflects certain information relating to our operations by business segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses are allocated to the operating business segments primarily based on revenues.

Detailed information regarding our business segments is shown below (in thousands):

	Year Ended September 30,
	2010	2009	2008

Revenues:
Electrical Power Products	$524,236	$637,845	$611,470
Process Control Systems	26,456	28,006	27,234

Total	$550,692	$665,851	$638,704

Gross profit:
Electrical Power Products	$133,778	$133,629	$118,171
Process Control Systems	8,279	11,420	8,235

Total	$142,057	$145,049	$126,406

Income (loss) before income taxes:
Electrical Power Products	$44,557	$56,700	$38,241
Process Control Systems	504	3,959	1,627

Total	$45,061	$60,659	$39,868

The Process Control Systems business segment benefitted from revenues of $3.5 million and gross profit of $2.8 million during fiscal year 2009, resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.

Geographic Information

Revenues are as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

Europe (including former Soviet Union)	$25,174	$30,582	$50,807
Far East	24,998	62,155	13,092
Middle East and Africa	25,880	28,405	55,960
North, Central and South America (excluding U.S.)	81,506	28,737	49,772
United States	393,134	515,972	469,073

Total revenues	$550,692	$665,851	$638,704

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The United States is the only country that accounted for more than 10% of consolidated revenues in fiscal years 2010, 2009 or 2008.

	September 30,
	2010	2009

Long-lived assets:
United States	$50,211	$53,503
United Kingdom	6,937	7,481
Canada	6,528	—
Other	—	52

Total	$63,676	$61,036

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

O.	Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2010 and 2009 (in thousands, except per share data):

	2010 Quarters
	First	Second	Third	Fourth	2010

Revenues	$135,916	$142,135	$138,880	$133,761	$550,692
Gross profit	37,817	36,533	38,244	29,463	142,057
Net income (loss) attributable to Powell Industries, Inc.	9,644	9,860	10,286	(4,782)	25,008
Basic earnings (loss) per share	0.84	0.86	0.89	(0.41)	2.17
Diluted earnings (loss) per share	0.83	0.85	0.88	(0.41)	2.14

	2009 Quarters
	First	Second	Third	Fourth	2009

Revenues	$170,489	$164,099	$165,942	$165,321	$665,851
Gross profit	34,502	33,844	41,107	35,596	145,049
Net income attributable to Powell Industries, Inc.	7,853	8,852	13,138	9,874	39,717
Basic earnings per share	0.69	0.78	1.15	0.86	3.48
Diluted earnings per share	0.68	0.77	1.14	0.85	3.43

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2010, based on criteria in Internal Control — Integrated Framework issued by the COSO.

The evaluation did not include an assessment of internal control over financial reporting related to Powell Canada as it was acquired in December 2009 in a purchase business combination. Total revenues and total assets of Powell Canada represents 9% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010 (see Note D to the Notes to Consolidated Financial Statements).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2010, which appears in their report to the financial statements included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2010.

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

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements.  Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2. Financial Statement Schedule.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number		Description of Exhibits

2.4	—	Asset Purchase Agreement dated October 21, 2009 by and among, Powell PowerComm Inc. (as a Buyer) and PowerComm Inc., Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc., and Concorde metal Manufacturing Ltd. (as Sellers) (filed as Exhibit 2.1 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.5	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm KO Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.2 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.6	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm Ventures Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.3 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Description of Exhibits

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed July 24, 2008, and incorporated herein by reference).
10.24		—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to our form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
10.25		—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Appendix A to our definitive proxy statement dated January 12, 2007, and incorporated herein by reference).
10.26		—	Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

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
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Christopher E. Cragg Christopher E. Cragg	Director

/s/ Bonnie V. Hancock Bonnie V. Hancock	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

/s/ Ronald J. Wolny Ronald J. Wolny	Director

Date: December 8, 2010

EXHIBIT INDEX

Number		Exhibit Title

2.4	—	Asset Purchase Agreement dated October 21, 2009 by and among, Powell PowerComm Inc. (as a Buyer) and PowerComm Inc., Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc., and Concorde metal Manufacturing Ltd. (as Sellers) (filed as Exhibit 2.1 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.5	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm KO Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.2 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
2.6	—	Purchase Agreement dated October 21, 2009 by and among Powell PowerComm Ventures Inc. (as a Buyer) and PowerComm Inc. (as a Seller) (filed as Exhibit 2.3 to our Form 8-K filed October 27, 2009, and incorporated herein by reference).
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as an exhibit to our preliminary proxy statement dated January 24, 1992, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited, and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited.), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number			Exhibit Title

10.15		—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16		—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17		—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18		—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19		—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20		—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2006 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10	.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22		—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23		—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed on July 24, 2008, and incorporated herein by reference).
10.24		—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to out Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
10.25		—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Appendix A to our definitive proxy statement dated January 12, 2007, and incorporated herein by reference).
10.26		—	Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).
*21	.1	—	Subsidiaries of Powell Industries, Inc.
*23	.2	—	Consent of PricewaterhouseCoopers, LLP.
*31	.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31	.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.