Form 10-Q
period 2010-12-31
POWELL INDUSTRIES INC
filed 2011-02-02
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
     At January 28, 2011, there were 11,721,143 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,918	$115,353
Accounts receivable, less allowance for doubtful accounts of $1,188 and $907, respectively	93,822	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	33,416	38,064
Inventories, net	36,712	38,244
Income taxes receivable	7,129	6,726
Deferred income taxes	3,360	3,087
Prepaid expenses and other current assets	6,334	8,951

Total Current Assets	301,691	302,191
Property, plant and equipment, net	61,994	63,676
Goodwill	1,003	1,003
Intangible assets, net	26,696	26,132
Other assets	7,481	7,710

Total Assets	$398,865	$400,712

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,766	$1,683
Income taxes payable	2,217	1,500
Accounts payable	36,223	41,850
Accrued salaries, bonuses and commissions	13,848	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	40,352	31,009
Accrued product warranty	5,845	5,929
Other accrued expenses	9,159	7,711

Total Current Liabilities	109,410	114,746
Long-term debt and capital lease obligations, net of current maturities	4,675	5,202
Deferred compensation	2,818	2,730
Other liabilities	873	731

Total Liabilities	117,776	123,409

Commitments and Contingencies (Note J)

Equity
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,717,284 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	35,636	34,546
Retained earnings	247,401	244,969
Accumulated other comprehensive income (loss)	(985)	(1,352)
Deferred compensation	(1,080)	(977)

Total Stockholders’ Equity	281,089	277,303

Total Liabilities and Stockholders’ Equity	$398,865	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31, 2010	December 31, 2009
Revenues	$124,674	$135,916
Cost of goods sold	98,809	98,099

Gross profit	25,865	37,817

Selling, general and administrative expenses	20,928	21,779
Amortization of intangible assets	1,167	862

Operating income	3,770	15,176

Interest expense	114	182
Interest income	(45)	(42)

Income before income taxes	3,701	15,036

Income tax provision	1,269	5,291

Net income	2,432	9,745

Net income attributable to noncontrolling interest	—	(101)

Net income attributable to Powell Industries, Inc.	$2,432	$9,644

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.21	$0.84

Diluted	$0.21	$0.83

Weighted average shares:
Basic	11,640	11,476

Diluted	11,773	11,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	December 31, 2010	December 31, 2009
Operating Activities:
Net income	$2,432	$9,745
Adjustments to reconcile net income to net cash used in operating activities: Depreciation	2,369	2,001
Amortization	1,186	871
Stock-based compensation	725	817
Bad debt expense	288	1,302
Deferred income taxes	22	(537)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,126)	17,557
Costs and estimated earnings in excess of billings on uncompleted contracts	4,620	3,089
Inventories	1,618	8,195
Prepaid expenses and other current assets	2,250	3,691
Accounts payable and income taxes payable	(4,988)	(17,760)
Accrued liabilities	(10,393)	(11,080)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,415	(2,360)
Other	(618)	(202)

Net cash provided by operating activities	6,800	15,329

Investing Activities:
Proceeds from sale of fixed assets	24	14
Purchases of property, plant and equipment	(763)	(614)
Acquisition of Powell Canada	—	(21,828)

Net cash used in investing activities	(739)	(22,428)

Financing Activities:
Borrowings on Canadian revolving line of credit	1,280	—
Payments on Canadian revolving line of credit	(1,026)	(1,215)
Payments on industrial development revenue bonds	(400)	(400)
Payment on deferred acquisition payable	—	(4,292)
Other	(88)	183

Net cash used in financing activities	(234)	(5,724)

Net (decrease) increase in cash and cash equivalents	5,827	(12,823)
Effect of exchange rate changes on cash and cash equivalents	(262)	(1,401)
Cash and cash equivalents at beginning of period	115,353	97,403

Cash and cash equivalents at end of period	$120,918	$83,179

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
In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries (referred to herein as Powell Canada) for $23.4 million, not including expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. For further information on the Powell Canada acquisition, see Note C.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2010, which was filed with the SEC on December 8, 2010.
     Reclassifications
Certain reclassifications have been made in prior year’s financial statements to conform to the presentation used in the current year. These reclassifications have not resulted in any changes to previously reported net income for any periods.
     Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, goodwill and other intangible assets, self-insurance, warranty accruals, income taxes and estimates related to acquisition valuations. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.
     New Accounting Standards
In December 2008, the Financial Accounting Standards Board (FASB) issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. The disclosures about plan assets required by this guidance shall be provided for fiscal years ending after December 15, 2009, and was adopted by us in the first quarter of fiscal year 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This accounting guidance became effective for us on October 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update for the provisions currently in effect for us did not have a material impact on our consolidated financial statements.
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
     Subsequent Events
We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements or results of operations.
B. FAIR VALUE MEASUREMENTS
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Cash equivalents	$72,824	$—	$—	$72,824

Total	$72,824	$—	$—	$72,824

Liabilities
Foreign currency forward contracts	$—	$25	$—	$25

Total	$—	$25	$—	$25

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
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at December 31, 2010. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. See Note I for further discussion regarding our derivative instruments.

C. ACQUISITION
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
Intangible assets recorded were approximately $9.0 million and are being amortized over an initial weighted average life of approximately 8.4 years. Goodwill was initially recorded at approximately $7.2 million and was not amortized. Goodwill represented the excess purchase price over the estimated fair value allocated to the net assets acquired. During fiscal 2010, our impairment analysis indicated that the goodwill related to the acquisition of Powell Canada was completely impaired, thus a loss on impairment of approximately $7.5 million was recorded in fiscal 2010.
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
In October 2010, we acquired certain assets related to a technology for real-time optical fiber-based thermal sensors that have application for monitoring of hot spots in electrical power equipment systems. There were no operations associated with this patent-pending technology acquired. This transaction has been recorded as an increase in intangible assets of approximately $1.5 million at December 31, 2010.
D. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Net income attributable to Powell Industries, Inc.	$2,432	$9,644

Denominator:
Weighted average basic shares	11,640	11,476
Dilutive effect of stock options, restricted stock and restricted stock units	133	150

Weighted average diluted shares with assumed conversions	11,773	11,626

Net earnings per share:
Basic	$0.21	$0.84

Diluted	$0.21	$0.83

All options were included in the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009, respectively, as the options’ exercise prices were less than the average market price of our common stock.
E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$907	$1,607
Increase to bad debt expense	288	1,302
Deductions for uncollectible accounts written off, net of recoveries	1	(370)
Increase (decrease) due to foreign currency translation	(8)	41

Balance at end of period	$1,188	$2,580

Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$5,929	$7,558
Increase to warranty expense	410	801
Deductions for warranty charges	(581)	(923)
Increase due to foreign currency translation	87	1

Balance at end of period	$5,845	$7,437

     Inventories
The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2010	2010
Raw materials, parts and subassemblies	$37,978	$40,325
Work-in-progress	5,726	4,646
Provision for excess and obsolete inventory	(6,992)	(6,727)

Total inventories	$36,712	$38,244

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2010	2010
Costs incurred on uncompleted contracts	$554,883	$482,149
Estimated earnings	148,632	138,836

	703,515	620,985
Less: Billings to date	710,451	613,930

Net (overbilled) underbilled position	$(6,936)	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,416	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts	(40,352)	(31,009)

Net (overbilled) underbilled position	$(6,936)	$7,055

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in our goodwill and intangible assets balances for the three months ended December 31, 2010, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2010	$1,003	$26,132
Purchase of patent-pending technology	—	1,513
Amortization	—	(1,167)
Foreign currency translation adjustment	—	218
Other	—	—

Balance at December 31, 2010	$1,003	$26,696

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.
Amortization of intangible assets recorded for the three months ended December 31, 2010 and 2009 was approximately $1.2 million and $0.9 million, respectively.
G. COMPREHENSIVE INCOME
Comprehensive income is as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Net income attributable to Powell Industries, Inc.	$2,432	$9,644
Unrealized gain on foreign currency translation	360	766
Unrealized gain (loss) on derivative contracts	7	(241)

Comprehensive income	$2,799	$10,169

H. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2010	2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,787	2,085
Canadian Revolver	254	—

Subtotal long-term debt and capital lease obligations	6,441	6,885
Less current portion	(1,766)	(1,683)

Total long-term debt and capital lease obligations	$4,675	$5,202

     US and UK Revolvers
In December 2007 and 2008, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank and certain other financial institutions. These amendments to our credit facility were made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (US Revolver); 2) £4.0 million (pound sterling) (approximately $6.2 million) revolving credit facility (UK Revolver) and 3) £6.0 million (approximately $9.3 million) single advance term loan (UK Term Loan). The UK Term Loan was repaid in September 2009 and may not be reborrowed. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of certain of our subsidiaries.
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
The US Revolver and the UK Revolver provide for the issuance of letters of credit which would reduce the amounts available under the respective revolvers. The amount available under the US Revolver was reduced by $14.5 million for our outstanding letters of credit at December 31, 2010. There were no letters of credit outstanding under the UK Revolver.
There were no borrowings outstanding under the US Revolver or the UK Revolver as of December 31, 2010. Amounts available under the US Revolver and the UK Revolver were approximately $44.0 million and approximately $6.2 million, respectively, at December 31, 2010. The US Revolver and the UK Revolver expire on December 31, 2012.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $20.0 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.
The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of December 31, 2010, there were no letters of credit outstanding under the Canadian Revolver.
There was approximately $0.3 million outstanding under the Canadian Revolver, and approximately $16.8 million was available at December 31, 2010. The amount available under the Canadian Revolver was reduced to approximately $16.6 million based upon the available borrowing base as defined in the Canadian Facility credit agreement. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.
The principal financial covenants are consistent with those in our US Revolver facility. As discussed above, the borrowings under the Canadian Revolver are subject to a borrowing base limitation. The Canadian Facility contains a “material adverse effect” clause. A material adverse effect is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of December 31, 2010, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at December 31, 2010. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2010, the balance in the restricted sinking fund was approximately $134,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.55% per year at December 31, 2010.

I. DERIVATIVE FINANCIAL INSTRUMENTS
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of December 31, 2010, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of December 31, 2010 was approximately $0.6 million.
The following table presents the fair value of derivative instruments included with the Condensed Consolidated Balance Sheets as of December 31, 2010:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$25

Total derivatives		$—		$25

The following table presents the fair value of derivative instruments included with the Condensed Consolidated Balance Sheets as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$96	Other accrued expenses	$22

Total derivatives		$96		$22

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended December 31, 2010:

Amount of Gain
	(Loss) Recognized		Amount of Gain (Loss)
	in Other		Reclassified from
	Comprehensive		Accumulated Other
	Income on		Comprehensive Income
	Derivatives(1)	Location of Gain (Loss)	into Income(1)
	Three Months Ended	Reclassified from Accumulated	Three Months Ended
Derivatives designated	December 31, 2010	Other Comprehensive Income into Income	December 31, 2010
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$11	Revenues	$20

Total designated cash flow hedges	$11		$20

(1)	For the three months ended December 31, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended December 31, 2009:

Amount of Gain
	(Loss) Recognized		Amount of Gain (Loss)
	in Other		Reclassified from
	Comprehensive		Accumulated Other
	Income on		Comprehensive Income
	Derivatives(1)	Location of Gain (Loss)	into Income(1)
	Three Months Ended	Reclassified from Accumulated	Three Months Ended
Derivatives designated	December 31, 2009	Other Comprehensive Income into Income	December 31, 2009
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$700	Revenues	$141

Total designated cash flow hedges	$700		$141

(1)	For the three months ended December 31, 2009, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three months ended December 31, 2010.
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
As of December 31, 2010, there were no deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of December 31, 2010, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is eight months. For the three months ended December 31, 2010, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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

J. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $14.5 million as of December 31, 2010. We also had performance and maintenance bonds totaling approximately $190.4 million that were outstanding, with additional bonding capacity of approximately $109.6 million available, at December 31, 2010.
In March 2007, we renewed and amended our facility agreement (Facility Agreement) between S&I and a large international bank. The Facility Agreement provides S&I with 1) approximately $15.5 million; 2) approximately $3.9 million of forward exchange contracts and currency options and 3) the ability to issue bonds and enter into forward exchange contracts and currency options. At December 31, 2010, we had outstanding a total of approximately $2.8 million of contingent obligations under this Facility Agreement.
The Facility Agreement is guaranteed by Powell. The Facility Agreement’s principal financial covenants are the same as those for the Amended Credit Facility. The Facility Agreement provides for customary events of default and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.
     Litigation
We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.
K. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for a full description of our existing stock-based compensation plans.
     Restricted Stock Units
In October 2009 and October 2010, the Company granted approximately 34,700 and 35,000 restricted stock units (RSUs), respectively, with a fair value of $38.36 and $30.79 per unit, respectively, to certain officers and key employees. An additional 5,000 RSUs were granted in October 2010, with a fair value of $32.12. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At December 31, 2010, there were approximately 105,000 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the first quarter of fiscal 2011, the Company granted approximately 15,000 RSUs with a fair value ranging from $30.79 to $32.12 to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. These RSUs are time-based, rather than performance-based, as those discussed above.
During the three months ended December 31, 2009 and 2010, the Company recorded compensation expense of approximately $0.7 million and $0.3 million, respectively, related to the RSUs.
     Restricted Stock
Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

In October 2010, approximately 11,000 shares of restricted stock were issued to the executive management of the Company at a price of $30.79 per share under the 2006 Plan. The restricted stock grant vests 33% per year over a three-year period on each anniversary of the grant date.
In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date.
     Stock Options
Stock option activity for the three months ended December 31, 2010 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(In thousands)
Outstanding at September 30, 2010	128,600	$18.41
Granted	—	—
Exercised	(10,900)	18.41
Forfeited	—	—

Outstanding at December 31, 2010	117,700	$18.41	1.47	$2,166

Exercisable at December 31, 2010	117,700	$18.41	1.47	$2,166

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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Revenues:
Electrical Power Products	$117,143	$128,129
Process Control Systems	7,531	7,787

Total	$124,674	$135,916

Gross profit:
Electrical Power Products	$24,292	$34,366
Process Control Systems	1,573	3,451

Total	$25,865	$37,817

Income (loss) before income taxes:
Electrical Power Products	$4,085	$13,848
Process Control Systems	(384)	1,188

Total	$3,701	$15,036

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2010, which was filed with the Securities and Exchange Commission on December 8, 2010 and is available on the SEC’s website at www.sec.gov.
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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The ongoing economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

•	Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

•	Our acquisition strategy involves a number of risks.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, however our management of risk may leave us exposed to unidentified, uninsured or unanticipated risks.

•	We may incur additional healthcare costs arising from federal healthcare reform legislation.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2010. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
The markets that Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers have been assessing the short-term demand for oil and electrical energy, the overall banking environment, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two years have contributed to decisions by customers to delay or to change where they place new capital projects, which has driven our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. The orders that comprise our current backlog were taken in a much more competitive environment than the previous year’s backlog. This increased competition, along with higher commodity prices, will place downward pressure on gross profit compared to last fiscal year as we work to fulfill these orders in fiscal 2011.
In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries (referred to herein as Powell Canada) for $23.4 million, excluding debt assumed of $15.1 million and not including expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date.
Results of Operations
Revenue and Gross Profit
Consolidated revenues decreased $11.2 million to $124.7 million in the first quarter of fiscal 2011 compared to $135.9 million in the first quarter of fiscal 2010. This decrease in revenues is a result of reduced backlog discussed above. For the first quarter of fiscal 2011, domestic revenues decreased by 22.3% to $82.7 million compared to the first quarter of 2010. Total international revenues were $42.0 million in the first quarter of 2011 compared to $29.5 million in the first quarter of 2010, primarily resulting from the operations of Powell Canada for the entire first quarter of 2011 compared to a partial first quarter of fiscal 2010. Gross profit for the first quarter of fiscal 2011 decreased by approximately $11.9 million, to $25.9 million, as a result of the reduction in volume and pressure on margins, as discussed above offset in part by the addition of a full quarter of performance by Powell Canada. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods. As a result, gross profit as a percentage of revenues decreased to 20.7% in the first quarter of fiscal 2011, compared to 27.8% in the first quarter of fiscal 2010.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $117.1 million in the first quarter of fiscal 2011, compared to $128.1 million for the first quarter of fiscal 2010. This decrease in revenues is a result of reduced volume related to the reduction in orders and backlog discussed above. In the first quarter of fiscal 2011, revenues from public and private utilities were approximately $33.2 million, compared to $30.4 million in the first quarter of fiscal 2010. Revenues from commercial and industrial customers totaled $77.4 million in the first quarter of fiscal 2011, an increase of $1.8 million compared to the first quarter of fiscal 2010. Municipal and transit projects generated revenues of $6.5 million in the first quarter of fiscal 2011 compared to $22.1 million in the first quarter of fiscal 2010.
Business segment gross profit, as a percentage of revenues, was 20.7% in the first quarter of fiscal 2011, compared to 26.8% in the first quarter of fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods. We anticipate that these reduced gross margin levels in fiscal 2011 will continue going forward given the competitive environment, size and overall mix of jobs currently in our backlog.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $7.5 million in the first quarter of fiscal 2011, a decrease from $7.8 million in the first quarter of fiscal 2010. Business segment gross profit, as a percentage of revenues, decreased to 20.9% in the first quarter of fiscal 2011 compared to 44.3% in the first quarter of fiscal 2010. This decrease resulted from a less favorable mix of jobs compared to the first quarter of fiscal 2010.
For additional information related to our business segments, see Note L of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Selling, general and administrative expenses were $20.9 million for the first quarter of fiscal 2011 compared to $21.8 million for the first quarter of fiscal 2010. Selling, general and administrative expenses decreased primarily due to the decrease in acquisition expenses of $1.6 million and the decrease in bad debt expense of $1.0 million, partially offset by the inclusion of a full quarter of costs related to Powell Canada included in the first quarter of fiscal 2011. Consolidated selling, general and administrative expenses increased to 16.8% of revenues in the first quarter of fiscal 2011 compared to 16.0% of revenues in the first quarter of fiscal 2010, primarily as a result of the decrease in revenue.
Interest Expense and Income
Interest expense was approximately $0.1 million in the first quarter of 2011, a decrease of approximately $0.1 million compared to the first quarter of fiscal 2010. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during the first quarter of fiscal 2011.
Interest income was approximately $45,000 in the first quarter of fiscal 2011 compared to approximately $42,000 in the first quarter of fiscal 2010.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 34.3% in the first quarter of fiscal 2011, compared to an effective tax rate of 35.2% in the first quarter of fiscal 2010. The effective tax rate for the first quarter of 2011 has been negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by favorable changes in the tax rate for the domestic production activities deduction and research and development credits in the United States.
Net Income Attributable to Powell Industries, Inc.
In the first quarter of fiscal 2011, we recorded net income attributable to Powell Industries, Inc. of $2.4 million, or $0.21 per diluted share, compared to $9.6 million, or $0.83 per diluted share, in the first quarter of fiscal 2010.

Backlog
The order backlog at December 31, 2010, was $344.1 million, compared to $282.3 million at September 30, 2010 and $341.7 million at the end of the first quarter of fiscal 2010. New orders placed during the first quarter of fiscal 2011 totaled $185.9 million compared to $107.7 million in the first quarter of fiscal 2010. The increase in backlog since September 30, 2010, of approximately $61.8 million is primarily related to one large order.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $120.9 million at December 31, 2010, primarily as a result of cash flow provided by operations of approximately $6.8 million during the first quarter of fiscal 2011. Approximately $6.8 million of cash flow from operations resulted from net income and steps taken to manage our working capital. As of December 31, 2010, current assets exceeded current liabilities by 2.8 times and our debt to total capitalization was 2.2%.
At December 31, 2010, we had cash and cash equivalents of $120.9 million, compared to $115.4 million at September 30, 2010. We have a $58.5 million revolving credit facility in the U.S. and an additional £4.0 million (approximately $6.2 million) revolving credit facility in the United Kingdom, both of which expire in December 2012. As of December 31, 2010, there were no amounts borrowed under these lines of credit. We also have a $20.0 million revolving credit facility and a $2.5 million single advance term loan in Canada. At December 31, 2010, $0.3 million was outstanding under the Canadian revolving credit facility, subject to certain limitations as defined in the credit agreement. There was no balance outstanding under the Canadian term loan. Total long-term debt and capital lease obligations, including current maturities, totaled $6.4 million at December 31, 2010, compared to $6.9 million at September 30, 2010. Letters of credit outstanding were $14.5 million at December 31, 2010, compared to $15.2 million at September 30, 2010, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $44.0 million and $6.2 million, respectively, at December 31, 2010. Amounts available under the Canadian revolving credit facility were approximately $16.6 million at December 31, 2010. For further information regarding our debt, see Notes H and J of Notes to Condensed Consolidated Financial Statements.
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
Operating Activities
Cash provided by operating activities was approximately $6.8 million during the first quarter of fiscal 2011 and approximately $15.3 million during the first quarter of fiscal 2010. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first quarter of fiscal 2011 compared to the same period in the prior year, primarily due to the reduction in income from operations.
Investing Activities
Investments in property, plant and equipment during the first quarter of fiscal 2011 totaled approximately $0.8 million compared to $22.4 million during the first quarter of fiscal 2010, which was primarily used for the acquisition of Powell Canada.
Financing Activities
Net cash used in financing activities was approximately $0.2 million during the first quarter of fiscal 2011 and approximately $5.7 million for the first quarter of fiscal 2010. During the first quarter of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.
Outlook for Fiscal 2011
The markets that Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers have been assessing the short-term demand for oil and electrical energy, the overall banking environment, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two years have contributed to decisions by customers to delay or to change where they place new capital projects, which has driven our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. The orders that comprise our current backlog were taken in a much more competitive environment than the previous year’s backlog. This increased competition, along with higher commodity prices, will place downward pressure on gross profit compared to last fiscal year as we work to fulfill these orders in fiscal 2011.
Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue; however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should increase as investments in large capital-intensive infrastructure projects begins to receive funding and support.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.
Interest Rate Risk
We are subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. A hypothetical 100 basis point increase in variable interest rates would not result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2010.
During fiscal 2010 and the first quarter of 2011, we entered into four foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At December 31, 2010, we recorded a net liability of approximately $25,000 on our Condensed Consolidated Balance Sheets related to these transactions.
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
Market Risk
We are also exposed to general market and other risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically engineering, procurement and construction firms, oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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

POWELL INDUSTRIES, INC. (Registrant)
February 2, 2011	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

February 2, 2011	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith