Form 10-Q
period 2011-03-31
POWELL INDUSTRIES INC
filed 2011-05-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     At April 29, 2011, there were 11,725,043 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$122,056	$115,353
Accounts receivable, less allowance for doubtful accounts of $1,508 and $907, respectively	102,539	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	36,399	38,064
Inventories, net	39,365	38,244
Income taxes receivable	4,555	6,726
Deferred income taxes	4,164	3,087
Prepaid expenses and other current assets	8,114	8,951

Total Current Assets	317,192	302,191
Property, plant and equipment, net	61,440	63,676
Goodwill	1,003	1,003
Intangible assets, net	25,744	26,132
Other assets	7,808	7,710

Total Assets	$413,187	$400,712

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,446	$1,683
Income taxes payable	1,316	1,500
Accounts payable	43,094	41,850
Accrued salaries, bonuses and commissions	14,329	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	46,941	31,009
Accrued product warranty	5,763	5,929
Other accrued expenses	5,886	7,711

Total Current Liabilities	118,775	114,746
Long-term debt and capital lease obligations, net of current maturities	4,543	5,202
Deferred compensation	3,191	2,730
Other liabilities	884	731

Total Liabilities	127,393	123,409

Commitments and Contingencies (Note J)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,724,243 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	35,060	33,569
Retained earnings	249,900	244,969
Accumulated other comprehensive income (loss)	717	(1,352)

Total Stockholders’ Equity	285,794	277,303

Total Liabilities and Equity	$413,187	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenues	$125,598	$142,135	$250,272	$278,051
Cost of goods sold	99,955	105,602	198,764	203,701

Gross profit	25,643	36,533	51,508	74,350

Selling, general and administrative expenses	21,538	19,958	42,466	41,737
Amortization of intangible assets	1,254	1,199	2,421	2,061

Operating income	2,851	15,376	6,621	30,552

Other income	(1,229)	—	(1,229)	—
Interest expense	94	228	208	410
Interest income	(62)	(115)	(107)	(157)

Income before income taxes	4,048	15,263	7,749	30,299

Income tax provision	1,549	5,378	2,818	10,669

Net income	2,499	9,885	4,931	19,630

Net income attributable to noncontrolling interest	—	(25)	—	(126)

Net income attributable to Powell Industries, Inc.	$2,499	$9,860	$4,931	$19,504

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.21	$0.86	$0.42	$1.70

Diluted	$0.21	$0.85	$0.42	$1.68

Weighted average shares:
Basic	11,666	11,523	11,653	11,498

Diluted	11,799	11,659	11,787	11,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	March 31, 2011	March 31, 2010
Operating Activities:
Net income	$4,931	$19,630
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,037	4,274
Amortization	2,456	2,095
Stock-based compensation	1,088	1,163
Bad debt expense	606	692
Deferred income taxes	(782)	(1,256)
Gain on sale of investment in joint venture in Kazakhstan	(1,229)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,324)	28,280
Costs and estimated earnings in excess of billings on uncompleted contracts	1,684	5,948
Inventories	(739)	12,151
Prepaid expenses and other current assets	3,176	7,156
Accounts payable and income taxes payable	656	(19,392)
Accrued liabilities	(12,927)	(7,283)
Billings in excess of costs and estimated earnings on uncompleted contracts	15,884	(6,140)
Other	(1,027)	(1,291)

Net cash provided by operating activities	8,490	46,027

Investing Activities:
Proceeds from sale of fixed assets	60	14
Purchases of property, plant and equipment	(2,667)	(1,460)
Proceeds from sale of investment in joint venture in Kazakhstan	1,229	—
Acquisition of Powell Canada	—	(21,828)

Net cash used in investing activities	(1,378)	(23,274)

Financing Activities:
Borrowings on Canadian revolving line of credit	2,619	891
Payments on Canadian revolving line of credit	(2,627)	(1,215)
Payments on Canadian term loan	—	(123)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	—	(4,292)
Other	(189)	354

Net cash used in financing activities	(597)	(4,785)

Net increase in cash and cash equivalents	6,515	17,968
Effect of exchange rate changes on cash and cash equivalents	188	(1,767)
Cash and cash equivalents at beginning of period	115,353	97,403

Cash and cash equivalents at end of period	$122,056	$113,604

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
In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new guidance and have determined that it will not currently have a significant impact on the determination or reporting of our financial results.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Assets
Cash equivalents	$65,494	$—	$—	$65,494

Total	$65,494	$—	$—	$65,494

Liabilities
Foreign currency forward contracts	$—	$18	$—	$18

Total	$—	$18	$—	$18

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Assets
Cash equivalents	$64,014	$—	$—	$64,014

Total	$64,014	$—	$—	$64,014

Liabilities
Foreign currency forward contracts	$—	$47	$—	$47

Total	$—	$47	$—	$47

Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at March 31, 2011. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note I for further discussion regarding our derivative instruments.

C. ACQUISITIONS
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
We paid $23.4 million, plus expenses of approximately $2.4 million, for the acquisition from our existing cash and cash equivalents and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. In December 2009, approximately $2.4 million of the $23.4 million purchase price was placed into an escrow account related to the purchase of PowerComm’s 50% interest in the operations of a joint venture in Kazakhstan. This transaction closed in April 2010 and the escrow was released. The finalization of the net asset adjustment related to the Kazakhstan transaction and the calculation of the management fee agreement related to the operating results of the Kazakhstan joint venture from December 16, 2009, through March 31, 2010, as defined in the acquisition agreement, resulted in a refund to the Company of approximately $472,000. This refund was received by the Company subsequent to September 30, 2010, and reduced the corresponding receivable.
Intangible assets recorded are approximately $9.0 million and are being amortized over an initial weighted average life of approximately 8.4 years. Goodwill was initially recorded at approximately $7.2 million and was not amortized. Goodwill represented the excess purchase price over the estimated fair value allocated to the net assets acquired. During fiscal 2010, our impairment analysis indicated that the goodwill related to the acquisition of Powell Canada was completely impaired, thus a loss on impairment of approximately $7.5 million was recorded in fiscal 2010.
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
In the fourth quarter of fiscal year 2010, the Company made a strategic decision to exit the 50% owned joint venture in Kazakhstan. We did not record our share of revenue and expense or assets and liabilities as financial information was not available, and based on the fact that this information was not material to the consolidated financial position or results of operations of the Company. We received approximately $1.2 million in the second quarter of fiscal 2011 resulting from the sale of our 50% investment in a joint venture in Kazakhstan, which is recorded in other income in our Condensed Consolidated Statements of Operations.
In October 2010, we acquired certain assets related to a technology for real-time optical fiber-based thermal sensors that have application for monitoring of hot spots in electrical power equipment systems. There were no operations associated with this patent-pending technology acquired. This transaction has been recorded as an increase in intangible assets of approximately $1.5 million at March 31, 2011.

D. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income attributable to Powell Industries, Inc.	$2,499	$9,860	$4,931	$19,504

Denominator:
Weighted average basic shares	11,666	11,523	11,653	11,498
Dilutive effect of stock options, restricted stock and restricted stock units	133	136	134	141

Weighted average diluted shares with assumed conversions	11,799	11,659	11,787	11,639

Net earnings per share:
Basic	$0.21	$0.86	$0.42	$1.70

Diluted	$0.21	$0.85	$0.42	$1.68

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2011 and 2010, respectively, as the options’ exercise prices were less than the average market price of our common stock.
E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance at beginning of period	$1,188	$2,580	$907	$1,607
Increase (decrease) to bad debt expense	318	(609)	606	692
Deductions for uncollectible accounts written off, net of recoveries	(4)	(27)	(3)	(397)
Increase (decrease) due to foreign currency translation	6	(14)	(2)	28

Balance at end of period	$1,508	$1,930	$1,508	$1,930

     Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance at beginning of period	$5,845	$7,437	$5,929	$7,558
Warranty expense	452	559	863	1,350
Deductions for warranty charges	(628)	(835)	(1,209)	(1,747)
Increase (decrease) due to foreign currency translation	94	(107)	180	(107)

Balance at end of period	$5,763	$7,054	$5,763	$7,054

     Inventories
The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2011	2010
Raw materials, parts and subassemblies	$39,372	$40,325
Work-in-progress	7,014	4,646
Provision for excess and obsolete inventory	(7,021)	(6,727)

Total inventories	$39,365	$38,244

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$485,730	$482,149
Estimated earnings	143,249	138,836

	628,979	620,985
Less: Billings to date	639,521	613,930

Net (overbilled) underbilled position	$(10,542)	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$36,399	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(46,941)	(31,009)

Net (overbilled) underbilled position	$(10,542)	$7,055

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in our goodwill and intangible assets balances for the six months ended March 31, 2011, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2010	$1,003	$26,132
Purchase of patent-pending technology	—	1,513
Amortization	—	(2,421)
Foreign currency translation adjustment	—	520
Other	—	—

Balance at March 31, 2011	$1,003	$25,744

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.
Amortization of intangible assets recorded for the six months ended March 31, 2011 and 2010 was approximately $2.4 million and $2.1 million, respectively.
G. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income attributable to Powell Industries, Inc.	$2,499	$9,860	$4,931	$19,504
Unrealized gain (loss) on foreign currency translation, net of tax	1,712	(685)	2,072	81
Unrealized gain (loss) on derivative contracts, net of tax	(10)	44	(3)	(197)

Comprehensive income	$4,201	$9,219	$7,000	$19,388

H. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	September 30,
	2011	2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,589	2,085

Subtotal long-term debt and capital lease obligations	5,989	6,885
Less current portion	(1,446)	(1,683)

Total long-term debt and capital lease obligations	$4,543	$5,202

     US and UK Revolvers
In December 2007 and 2008, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank and certain other financial institutions. These amendments to our credit facility were made to expand our US borrowing capacity to provide additional working capital support for the Company. The Amended Credit Agreement provides for a 1) $58.5 million revolving credit facility (US Revolver); 2) £4.0 million (pound sterling) (approximately $6.4 million) revolving credit facility (UK Revolver) and 3) £6.0 million (approximately $9.6 million) single advance term loan (UK Term Loan). The UK Term Loan was repaid in September 2009 and may not be reborrowed. Expenses associated with the issuance of the original credit agreement are classified as deferred loan costs, totaled $576,000 and are being amortized as a non-cash charge to interest expense. Obligations are collateralized by the stock of certain of our subsidiaries.
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
The US Revolver and UK Revolver provide for the issuance of letters of credit which reduce the amounts available under the respective revolvers. The amount available under the US Revolver was reduced by approximately $11.6 million for our outstanding letters of credit at March 31, 2011. There were no letters of credit outstanding under the UK Revolver.
There were no borrowings under the US Revolver or the UK Revolver as of March 31, 2011. Amounts available under the US Revolver and the UK Revolver were approximately $46.9 million and $6.4 million, respectively, at March 31, 2011. The US Revolver and the UK Revolver expire on December 31, 2012.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $20.6 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were approximately $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.
The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of March 31, 2011, there were no letters of credit outstanding under the Canadian Revolver.
There were no borrowings outstanding under the Canadian Revolver, and approximately $20.6 million was available at March 31, 2011. The amount available under the Canadian Revolver was reduced to approximately $15.5 million based upon the available borrowing base as defined in the Canadian Facility credit agreement. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.3755% to 1.125%, as determined by our consolidated leverage ratio, is added to the applicable rate.
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
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility credit agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility credit agreement, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of March 31, 2011, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.

     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at March 31, 2011. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2011, the balance in the restricted sinking fund was approximately $234,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.46% per year on March 31, 2011.
I. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of March 31, 2011, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate and the Euro/British Pound Sterling exchange rate.
All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of March 31, 2011 was approximately $1.0 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2011:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$18

Total derivatives		$—		$18

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balances Sheets as of September 30, 2010:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$47

Total derivatives		$—		$47

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2011:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives			into Income
	Three Months	Six Months	Location of Gain (Loss)	Three Months	Six Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	March 31,	March 31,	Other comprehensive Income	March 31,	March 31,
Derivatives designated:	2011	2011	into Income	2011	2011
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(16)	$(5)	Revenues	$22	$42

Total designated cash flow hedges	$(16)	$(5)		$22	$42

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives [1]			into Income [1]
	Three Months	Six Months	Location of Gain (Loss)	Three Months	Six Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	March 31,	March 31,	Other comprehensive Income	March 31,	March 31,
Derivatives designated:	2010	2010	into Income	2010	2010
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$71	$771	Revenues	$(328)	$(186)

Total designated cash flow hedges	$71	$771		$(328)	$(186)

[1]	For the three and six month periods ended March 31, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and six month periods ended March 31, 2011.
     Cash Flow Hedges
The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions that are denominated in currencies other than the U.S. Dollar will be adversely affected by changes in exchange rates. We are currently hedging our exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through September 30, 2011, for transactions denominated in the British Pound Sterling.
All changes in the fair value of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction, or until it is probable that the forecasted transaction will not occur. In most cases, amounts recorded in accumulated other comprehensive income will be released to net income some time after the maturity of the related derivative. The Condensed Consolidated Statements of Operations’ classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and costs of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense, if any, are recorded together with those costs when the related expense is recorded. In addition, any ineffective portion of the changes in the fair value of the derivatives designated as cash flow hedges are reported in the Condensed Consolidated Statements of Operations as the changes occur.
As of March 31, 2011, approximately $16,000 of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of March 31, 2011, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is six months. For the three and six months ended March 31, 2011, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
J. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.6 million as of March 31, 2011. We also had performance and maintenance bonds totaling approximately $210.0 million that were outstanding, with additional bonding capacity of approximately $390.0 million available, at March 31, 2011.
We have a facility agreement (Facility Agreement) between S&I and a large international bank. This $13.6 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At March 31, 2011, we had outstanding a total of approximately $7.5 million of contingent obligations under this Facility Agreement.
The Facility Agreement provides for financial covenants, customary events of default and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.
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
     Restricted Stock Units
In October 2009 and October 2010, we granted approximately 34,700 and 35,000 restricted stock units (RSUs), respectively, with a fair value of $38.36 and $30.79 per unit, respectively, to certain officers and key employees. An additional 5,000 RSUs were granted in October 2010, with a fair value of $32.12. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At March 31, 2011, there were approximately 105,000 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the first quarter of fiscal 2011, we granted approximately 15,000 RSUs with a fair value ranging from $30.79 to $32.12 to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. These RSUs are time-based, rather than performance-based, as those discussed above.

During the six months ended March 31, 2011, we recorded compensation expense of approximately $0.3 million related to the RSUs. We recorded compensation expense of approximately $0.9 million related to the RSUs for the six months ended March 31, 2010.
     Restricted Stock
Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.
In October 2010, approximately 11,000 shares of restricted stock were issued to the executive management of the Company at a price of $30.79 per share under the 2006 Plan. The restricted stock grant vests 33% per year over a three-year period on each anniversary of the grant date. Compensation expense is recognized over the three-year vesting period based on the $30.79 price per share on the grant date.
In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date. Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date.
During the six months ended March 31, 2011, we recorded compensation expense of approximately $0.6 million related to restricted stock grants. We recorded compensation expense of approximately $0.4 million related to restricted stock grants for the six months ended March 31, 2010.
     Stock Options
Stock option activity for the six months ended March 31, 2011 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(in thousands)
Outstanding at September 30, 2010	128,600	$18.41
Granted	—	—
Exercised	(16,400)	18.44
Forfeited / Cancelled	—	—

Outstanding at March 31, 2011	112,200	$18.41	1.46	$2,065

Exercisable at March 31, 2011	112,200	$18.41	1.46	$2,065

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Electrical Power Products	$119,063	$133,401	$236,206	$261,530
Process Control Systems	6,535	8,734	14,066	16,521

Total	$125,598	$142,135	$250,272	$278,051

Gross profit:
Electrical Power Products	$23,923	$33,661	$48,215	$68,027
Process Control Systems	1,720	2,872	3,293	6,323

Total	$25,643	$36,533	$51,508	$74,350

Income before income taxes:
Electrical Power Products	$4,194	$14,320	$8,279	$28,168
Process Control Systems	(146)	943	(530)	2,131

Total	$4,048	$15,263	$7,749	$30,299

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	The current economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlogs.

•	Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our volume of fixed-price contracts and the use of percentage-of-completion accounting could result in volatility in our results of operations.

•	Our acquisition strategy involves a number of risks.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, however our management of risk may leave us exposed to unidentified, uninsured or unanticipated risks.

•	We may incur additional healthcare costs arising from federal healthcare reform legislation.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.
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
Results of Operations
Revenue and Gross Profit
Consolidated revenues decreased $16.5 million to $125.6 million in the second quarter of fiscal 2011 compared to $142.1 million in the second quarter of fiscal 2010. For the second quarter of fiscal 2011, domestic revenues decreased by 19.1% to $82.7 million compared to the second quarter of 2010 as a result of reduced backlog discussed above. Total international revenues increased to $42.9 million in the second quarter of 2011 compared to $39.9 million in the second quarter of 2010, primarily resulting from the operations of Powell Canada. Gross profit for the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, decreased by approximately $10.9 million, to $25.6 million, as a result of the reduction in volume and pressure on margins, as discussed above. These two factors also contributed to the decrease in gross profit as a percentage of revenues decreasing to 20.4% in the second quarter of fiscal 2011, compared to 25.7% in the second quarter of fiscal 2010. We anticipate that gross margin levels will continue to be depressed over the balance of fiscal 2011 given the overall mix of jobs currently in our backlog.
For the six months ended March 31, 2011, consolidated revenues decreased $27.8 million to $250.3 million compared to $278.1 million for the six months ended March 31, 2010. Revenues decreased as a result of reduced backlog discussed above. For the first six months of fiscal 2011, domestic revenues decreased by 20.7% to $165.5 million compared to the first six months of fiscal 2010. Total international revenues increased to $84.8 million in the first six months of 2011 compared to $69.3 million in the first six months of fiscal 2010. Powell Canada contributed approximately $16.9 million of this increase in international revenues during the first six months of fiscal 2011. Gross profit for the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, decreased by approximately $22.8 million, to $51.5 million, as a result of the reduction in volume and pressure on margins, as discussed above. These factors also contributed to the decrease in gross profit as a percentage of revenues to 20.6% for the first six months of fiscal 2011, compared to 26.7% for the first six months of fiscal 2010.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $119.1 million in the second quarter of fiscal 2011, compared to $133.4 million for the second quarter of fiscal 2010. In the second quarter of 2011, revenues from public and private utilities were approximately $31.3 million, compared to $47.5 million in the second quarter of fiscal 2010. Revenues from industrial and commercial customers totaled $80.9 million in the second quarter of 2011, an increase of $4.1 million compared to the second quarter of fiscal 2010. Municipal and transit projects generated revenues of $6.9 million in the second quarter of fiscal 2011 compared to $9.1 million in the second quarter of fiscal 2010.
Business segment gross profit, as a percentage of revenues, was 20.1% in the second quarter of fiscal 2011, compared to 25.2% in the second quarter of fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.
For the six months ended March 31, 2011, our Electrical Power Products segment recorded revenues of $236.2 million, compared to $261.5 million for the six months ended March 31, 2010. In the first six months of fiscal 2011, revenues from public and private utilities were approximately $64.5 million, compared to $82.1 million in the first six months of fiscal 2010. Revenues from commercial and industrial customers totaled $158.3 million in the first six months of fiscal 2011, a decrease of $2.6 million compared to the first six months of fiscal 2010. Municipal and transit projects generated revenues of $13.4 million in the first six months of fiscal 2011, compared to $18.5 million in the first six months of fiscal 2010.
For the six months ended March 31, 2011, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 20.4%, compared to 26.0% for the six months ended March 31, 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. The gross profit in 2010 benefitted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders for which the costs were previously recognized.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $6.5 million in the second quarter of fiscal 2011, a decrease from $8.7 million in the second quarter of fiscal 2010. Business segment gross profit, as a percentage of revenues, decreased to 26.3% in the second quarter of fiscal 2011 compared to 32.9% in the second quarter of fiscal 2010. This decrease resulted from a less favorable mix of jobs compared to the second quarter of fiscal 2010.
For the six months ended March 31, 2011, our Process Control Systems business segment recorded revenues of $14.1 million, a decrease from $16.5 million for the six months ended March 31, 2010. Business segment gross profit decreased as a percentage of revenues to 23.4% for the first six months of fiscal 2011, compared to 38.3% for the first six months of fiscal 2010. This decrease in gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog.
For additional information related to our business segments, see Note L of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to 17.1% of revenues in the second quarter of fiscal 2011 compared to 14.0% of revenues in the second quarter of fiscal 2010. Selling, general and administrative expenses were $21.5 million for the second quarter of fiscal 2011, compared to $20.0 million for the second quarter of fiscal 2010. This increase is primarily due to a $0.6 million credit bad debt expense in fiscal 2010 as a result of collections for previously reserved accounts, along with an increase in depreciation expense. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
For the six months ended March 31, 2011, consolidated selling, general and administrative expenses increased to 17.0% of revenues, compared to 15.0% of revenues for the six months ended March 31, 2010. Selling, general and administrative expenses were $42.5 million for the first six months of fiscal 2011, compared to $41.7 million for the first six months of fiscal 2010. This increase is primarily related to the acquisition of Powell Canada, increases in commission expense and depreciation expense, partially offset by a decrease in acquisition related expenses in fiscal 2010. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
Other Income
Other income consists of a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan.
Interest Expense and Income
Interest expense was approximately $94,000 and $208,000 for the three and six months ended March 31, 2011, respectively, a decrease of approximately $134,000 and $202,000 compared to the three and six months ended March 31, 2010, respectively. The decrease in interest expense was primarily due to lower amounts outstanding under our credit facilities during the first half of fiscal 2011.
Interest income was approximately $62,000 and $107,000 for the three and six months ended March 31, 2011, respectively, compared to approximately $115,000 and $157,000 for the three and six months ended March 31, 2010, respectively.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 38.3% in the second quarter of fiscal 2011, compared to 35.2% in the second quarter of fiscal 2010. For the first six months of fiscal 2011, our effective tax rate was 36.4%, compared to 35.2% for the first six months of fiscal 2010. The effective tax rates for both the second quarter of fiscal 2011 and the first six months of fiscal 2011 have been negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by favorable changes in the tax rate for the domestic production activities deduction and the research and development credit in the United States.
Net Income Attributable to Powell Industries, Inc.
In the second quarter of fiscal 2011, we generated net income of $2.5 million, or $0.21 per diluted share, compared to $9.9 million, or $0.85 per diluted share, in the second quarter of fiscal 2010. For the six months ended March 31, 2011, we recorded net income of $4.9 million, or $0.42 per diluted share, compared to $19.5 million, or $1.68 per diluted share, for the six months ended March 31, 2010. Net income for the second quarter of fiscal 2011 was favorably impacted by approximately $1.2 million related to the settlement of outstanding obligations related to our strategic decision to exit from our previous 50% owned joint venture in Kazakhstan.
Backlog
The order backlog at March 31, 2011, was $436.6 million, compared to $282.3 million at September 30, 2010, and $313.0 million at the end of the second quarter of fiscal 2010. New orders placed during the second quarter of fiscal 2011 totaled $216.8 million compared to $112.6 million in the second quarter of fiscal 2010. Backlog has increased primarily due to an increase in activity in oil and gas production and petrochemical projects.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $122.1 million at March 31, 2011, primarily as a result of cash flow provided by operations of approximately $8.5 million during the first six months of fiscal 2011. Approximately $8.5 million of cash flow from operations resulted from net income and steps taken to manage our working capital. As of March 31, 2011, current assets exceeded current liabilities by 2.7 times and our debt to total capitalization was 2.1%.
At March 31, 2011, we had cash and cash equivalents of approximately $122.1 million, compared to approximately $115.4 million at September 30, 2010. We have a $58.5 million revolving credit facility in the U.S. and an additional $6.0 million revolving credit facility in the United Kingdom, both of which expire in December 2012. As of March 31, 2011, there were no amounts borrowed under these lines of credit. We also have a $20.0 million revolving credit facility, which is subject to certain limitations as defined in the credit agreement, in Canada. At March 31, 2011, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $6.0 million at March 31, 2011, compared $6.9 million at September 30, 2010. Letters of credit outstanding were $11.6 million at March 31, 2011, compared to $15.2 million at September 30, 2010, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility and the revolving credit facility in the United Kingdom were approximately $46.9 million and $6.4 million, respectively, at March 31, 2011. Amounts available under the Canadian revolving credit facility were approximately $15.5 million at March 31, 2011. For further information regarding our debt, see Notes H and J of Notes to Condensed Consolidated Financial Statements.
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
Operating Activities
Cash provided by operating activities was approximately $8.5 million during the first six months of fiscal 2011 and approximately $46.0 million during the first six months of fiscal 2010. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first six months of fiscal 2011 compared to the same period in the prior year, primarily due to the reduction in income from operations.
Investing Activities
Investments in property, plant and equipment during the first six months of fiscal 2011 totaled approximately $1.4 million, compared to $23.3 million during the first six months of fiscal 2010. During the first six months of fiscal 2011, we received cash of approximately $1.2 million from the sale of our 50% equity investment in Kazakhstan. During the first six months of fiscal 2010, we acquired Powell Canada for approximately $21.8 million.
Financing Activities
Net cash used in financing activities was approximately $0.6 million for the first six months of fiscal 2011 and approximately $4.8 million for the first six months of fiscal 2010. During the first six months of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million.
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
Outlook
The markets that Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers have been assessing the short-term demand for oil and electrical energy, the overall banking environment, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two years have contributed to decisions by customers to delay or to change where they place new capital projects, which has driven our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. The orders that comprise our current backlog were taken in a much more competitive environment than the previous year’s backlog. This increased competition, along with higher commodity prices, has placed downward pressure on gross profit compared to last fiscal year as we work to fulfill these orders in fiscal 2011.
Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue; however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue to increase as investments in large capital-intensive infrastructure projects begin to receive funding and support. The increase in our backlog to $436.6 million at March 31, 2011 resulted from several large projects awarded related to petrochemical and offshore oil and gas production which will help solidify our backlog going into fiscal 2012.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at March 31, 2011.
During fiscal 2010 and the first half of fiscal 2011, we entered into nine foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At March 31, 2011, we recorded a net liability of approximately $17,900 on our Condensed Consolidated Balance Sheets related to these transactions.
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
Market Risk
We are also exposed to general market and other risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically engineering procurement and construction firms, oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the six months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
At the annual meeting of stockholders of the Company held on February 23, 2011, Eugene L. Butler, Christopher E. Cragg and Bonnie V. Hancock were re-elected as directors of the Company with terms ending in 2014. The other directors continuing in office after the meeting are Joseph L. Becherer, James F. Clark, Patrick L. McDonald, Thomas W. Powell, Stephen W. Seale, Jr. and Robert C. Tranchon. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		Votes Cast
Nominee	Votes Cast For	Against	Votes Withheld	Abstentions	Non-Votes
Eugene L. Butler	8,513,266	—	1,061,828	—	—
Christopher E. Cragg	9,184,252	—	390,842	—	—
Bonnie V. Hancock	9,325,901	—	249,193	—	—

Item 6. Exhibits

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)
May 4, 2011	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

May 4, 2011	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith