Form 10-Q
period 2011-06-30
POWELL INDUSTRIES INC
filed 2011-08-08
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     At July 28, 2011, there were 11,744,909 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Page
Part I — Financial Information	3
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

Part II — Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 6. Exhibits	25
Signatures	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$137,266	$115,353
Accounts receivable, less allowance for doubtful accounts of $759 and $907, respectively	106,809	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	43,927	38,064
Inventories, net	41,344	38,244
Income taxes receivable	5,191	6,726
Deferred income taxes	5,307	3,087
Prepaid expenses and other current assets	6,870	8,951

Total Current Assets	346,714	302,191
Property, plant and equipment, net	59,874	63,676
Goodwill	1,003	1,003
Intangible assets, net	24,469	26,132
Other assets	7,722	7,710

Total Assets	$439,782	$400,712

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,378	$1,683
Income taxes payable	3,408	1,500
Accounts payable	46,777	41,850
Accrued salaries, bonuses and commissions	16,220	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	64,565	31,009
Accrued product warranty	5,078	5,929
Other accrued expenses	6,729	7,711

Total Current Liabilities	144,155	114,746
Long-term debt and capital lease obligations, net of current maturities	4,387	5,202
Deferred compensation	3,279	2,730
Other liabilities	884	731

Total Liabilities	152,705	123,409

Commitments and Contingencies (Note J)
Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,744,909 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	35,204	33,569
Retained earnings	251,607	244,969
Accumulated other comprehensive income (loss)	149	(1,352)

Total Stockholders’ Equity	287,077	277,303

Total Liabilities and Equity	$439,782	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$142,135	$138,880	$392,407	$416,931
Cost of goods sold	118,637	100,636	317,401	304,337

Gross profit	23,498	38,244	75,006	112,594

Selling, general and administrative expenses	19,410	21,084	61,876	62,821
Amortization of intangible assets	1,237	1,132	3,658	3,193

Operating income	2,851	16,028	9,472	46,580

Other income	—	—	(1,229)	—
Interest expense	88	228	296	638
Interest income	(66)	(49)	(173)	(206)

Income before income taxes	2,829	15,849	10,578	46,148

Income tax provision	1,122	5,530	3,940	16,199

Net income	1,707	10,319	6,638	29,949

Net income attributable to noncontrolling interest	—	(33)	—	(159)

Net income attributable to Powell Industries, Inc.	$1,707	$10,286	$6,638	$29,790

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.15	$0.89	$0.57	$2.59

Diluted	$0.14	$0.88	$0.56	$2.56

Weighted average shares:
Basic	11,740	11,556	11,730	11,518

Diluted	11,812	11,679	11,806	11,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net income	$6,638	$29,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,790	6,753
Amortization	3,708	3,244
Stock-based compensation	1,117	1,492
Bad debt expense	82	479
Deferred income taxes	(5,440)	(2,087)
Gain on sale of investment in joint venture in Kazakhstan	(1,229)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,151)	23,624
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,846)	11,107
Inventories	(2,747)	11,922
Prepaid expenses and other current assets	3,795	1,971
Accounts payable and income taxes payable	6,459	(19,958)
Accrued liabilities	(10,910)	(6,383)
Billings in excess of costs and estimated earnings on uncompleted contracts	33,511	(9,978)
Other	2,464	68

Net cash provided by operating activities	25,241	52,203

Investing Activities:
Proceeds from sale of fixed assets	308	14
Purchases of property, plant and equipment	(4,072)	(3,461)
Proceeds from sale of investment in joint venture in Kazakhstan	1,229	—
Buyout of noncontrolling interest — Powell Asia	—	(659)
Acquisition of Powell Canada	—	(23,394)

Net cash used in investing activities	(2,535)	(27,500)

Financing Activities:
Borrowings on Canadian revolving line of credit	4,947	891
Payments on Canadian revolving line of credit	(4,955)	(3,265)
Payments on Canadian term loan	—	(242)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	—	(4,292)
Other	(250)	1,308

Net cash used in financing activities	(658)	(6,000)

Net increase in cash and cash equivalents	22,048	18,703
Effect of exchange rate changes on cash and cash equivalents	(135)	992
Cash and cash equivalents at beginning of period	115,353	97,403

Cash and cash equivalents at end of period	$137,266	$117,098

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
In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries (referred to herein as Powell Canada) for $23.4 million, not including acquisition-related expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. For further information on the Powell Canada acquisition, see Note C.
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
     New Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination arising from contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from such contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This accounting guidance became effective for us on October 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.
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
In May 2011, the FASB issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance for our fiscal year beginning October 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance for our fiscal year beginning October 1, 2012.

     Subsequent Events
We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements or results of operations taken as a whole.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets
Cash equivalents	$88,807	$—	$—	$88,807

Total	$88,807	$—	$—	$88,807

Liabilities
Foreign currency forward contracts	$—	$32	$—	$32

Total	$—	$32	$—	$32

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
Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at June 30, 2011. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note I for further discussion regarding our derivative instruments.
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
Intangible assets recorded are approximately $9.0 million and are being amortized over an initial weighted average life of approximately 8.4 years. Goodwill was initially recorded at approximately $7.2 million and was not amortized. Goodwill represented the excess purchase price over the estimated fair value allocated to the net assets acquired. During fiscal 2010, our impairment analysis indicated that the goodwill related to the acquisition of Powell Canada was completely impaired, thus a loss on impairment of approximately $7.5 million was recorded in the fourth quarter of fiscal 2010.
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
In the fourth quarter of fiscal year 2010, the Company made a strategic decision to exit the 50% owned joint venture in Kazakhstan. We did not record our share of revenue and expense or assets and liabilities as financial information was not available and based on the fact that this information was not material to the consolidated financial position, results of operations or cash flows of the Company. We received approximately $1.2 million in the second quarter of fiscal 2011 resulting from the sale of our 50% investment in a joint venture in Kazakhstan, which is recorded in other income in our Condensed Consolidated Statements of Operations.
In October 2010, we acquired certain assets related to a technology for real-time optical fiber-based thermal sensors that have application for monitoring of hot spots in electrical power equipment systems. There were no operations associated with this patent-pending technology acquired. This transaction has been recorded as an increase in intangible assets of approximately $1.5 million at December 31, 2010, and is being amortized over seven years.
D. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Powell Industries, Inc.	$1,707	$10,286	$6,638	$29,790

Denominator:
Weighted average basic shares	11,740	11,556	11,730	11,518
Dilutive effect of stock options and restricted stock units	72	123	76	130

Weighted average diluted shares with assumed conversions	11,812	11,679	11,806	11,648

Net earnings per share:
Basic	$0.15	$0.89	$0.57	$2.59

Diluted	$0.14	$0.88	$0.56	$2.56

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011 and 2010, respectively, as the options’ exercise prices were less than the average market price of our common stock.
E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
     Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,508	$1,930	$907	$1,607
Increase (decrease) in bad debt expense	(524)	(214)	82	479
Deductions for uncollectible accounts written off, net of recoveries	(221)	11	(225)	(387)
Increase (decrease) due to foreign currency translation	(4)	13	(5)	41

Balance at end of period	$759	$1,740	$759	$1,740

     Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$5,763	$7,054	$5,929	$7,558
Increase (decrease) in warranty expense	(148)	(461)	759	889
Deductions for warranty charges	(728)	(344)	(1,961)	(2,092)
Increase (decrease) due to foreign currency translation	191	(2)	351	(108)

Balance at end of period	$5,078	$6,247	$5,078	$6,247

     Inventories
The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2011	2010
Raw materials, parts and subassemblies	$41,694	$40,325
Work-in-progress	6,773	4,646
Provision for excess and obsolete inventory	(7,123)	(6,727)

Total inventories	$41,344	$38,244

     Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$549,998	$482,149
Estimated earnings	172,415	138,836

	722,413	620,985
Less: Billings to date	743,051	613,930

Net underbilled (overbilled) position	$(20,638)	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$43,927	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(64,565)	(31,009)

Net underbilled (overbilled) position	$(20,638)	$7,055

F. GOODWILL AND INTANGIBLE ASSETS
Goodwill consisted of the following at June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Goodwill	$8,183	$8,183
Accumulated impairment loss	(7,452)	(7,452)
Foreign currency translation	272	272

Goodwill, net	$1,003	$1,003

Intangible assets balances, subject to amortization, at June 30, 2011 and September 30, 2010 consisted of the following (in thousands):

	June 30, 2011		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Supply agreement	$17,580	$(5,760)	$17,580	$(4,881)
Purchased technology	13,059	(8,209)	11,444	(6,953)
Non-compete agreements	5,424	(4,717)	5,363	(3,706)
Trade name	4,557	(727)	4,337	(343)
Customer relationships	3,650	(388)	3,474	(183)

Total	$44,270	$(19,801)	$42,198	$(16,066)

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.
Amortization of intangible assets recorded for the nine months ended June 30, 2011 and 2010 was approximately $3.7 million and $3.2 million, respectively.

G. COMPREHENSIVE INCOME
Comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Powell Industries, Inc.	$1,707	$10,286	$6,638	$29,790
Unrealized gain (loss) on foreign currency translation, net of tax	(559)	(159)	1,514	(77)
Unrealized loss on derivative contracts, net of tax	(9)	(7)	(13)	(203)

Comprehensive income	$1,139	$10,120	$8,139	$29,510

H. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	September 30,
	2011	2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,365	2,085

Subtotal long-term debt and capital lease obligations	5,765	6,885
Less current portion	(1,378)	(1,683)

Total long-term debt and capital lease obligations	$4,387	$5,202

     US and UK Revolvers
In May 2011, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank. This amendment to our credit facility was made to expand our US borrowing capacity to provide additional working capital support for the Company, and to terminate the revolving credit facility for the Company’s subsidiaries located in the United Kingdom. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (US Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.
The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the London interbank offered rate (LIBOR), or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from negative 0.5% to 1.75%, as determined by our funded debt to EBITDA ratio, is added to the applicable rate.
The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by approximately $11.6 million for our outstanding letters of credit at June 30, 2011.
There were no borrowings under the US Revolver as of June 30, 2011. Amounts available under the US Revolver were approximately $63.4 million at June 30, 2011. The US Revolver expires on December 31, 2016.
The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, including restrictions on our ability to pay dividends, as well as restriction on the amount of capital expenditures allowed. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2011, we were in compliance with all of the financial covenants of the Amended Credit Agreement.
     Canadian Revolver
On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the $15.1 million debt assumed in the acquisition of Powell Canada, and to provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $20.5 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement. Expenses associated with the Canadian Facility were approximately $0.1 million and are classified as deferred loan costs in other assets and are being amortized as a non-cash charge to interest expense over two years.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of June 30, 2011, there were no letters of credit outstanding under the Canadian Revolver.
There were no borrowings outstanding under the Canadian Revolver and approximately $20.5 million available at June 30, 2011, subject to a borrowing base calculation. The amount available under the Canadian Revolver was reduced to approximately $15.9 million based upon the available borrowing base as defined in the Canadian Facility. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.376% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.
The principal financial covenants are consistent with those described in our Amended Credit Agreement. As discussed above, the borrowings under the Canadian Revolver are subject to a borrowing base limitation. The Canadian Facility contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of June 30, 2011, we were in compliance with all of the financial covenants of the Canadian Facility credit agreement.
     Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at June 30, 2011. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2011, the balance in the restricted sinking fund was approximately $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.30% per year on June 30, 2011.
I. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of June 30, 2011, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate and the Euro/British Pound Sterling exchange rate.
All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of June 30, 2011 was approximately $0.8 million.
The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2011:

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$32

Total derivatives		$—		$32

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

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives			into Income
	Three Months	Nine Months	Location of Gain (Loss)	Three Months	Nine Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	June 30,	June 30,	Other comprehensive Income	June 30,	June 30,
Derivatives designated:	2011	2011	into Income	2011	2011
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(14)	$(19)	Revenues	$3	$45

Total designated cash flow hedges	$(14)	$(19)		$3	$45

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in Other			Accumulated Other
	Comprehensive Income on			Comprehensive Income
	Derivatives[1]			into Income[1]
	Three Months	Nine Months	Location of Gain (Loss)	Three Months	Nine Months
	Ended	Ended	Reclassified from Accumulated	Ended	Ended
	June 30,	June 30,	Other comprehensive Income	June 30,	June 30,
Derivatives designated:	2010	2010	into Income	2010	2010
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(10)	$761	Revenues	$32	$(154)

Total designated cash flow hedges	$(10)	$761		$32	$(154)

[1]	For the three and nine month periods ended June 30, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.
Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and nine month periods ended June 30, 2011.
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
As of June 30, 2011, approximately $29,900 of deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of June 30, 2011, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is three months. For the three and nine months ended June 30, 2011, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.
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
J. COMMITMENTS AND CONTINGENCIES
     Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $11.6 million as of June 30, 2011. We also had performance and maintenance bonds totaling approximately $202.1 million that were outstanding, with additional bonding capacity of approximately $397.9 million available, at June 30, 2011.
We have a facility agreement (Facility Agreement) between S&I and a large international bank. This $13.6 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At June 30, 2011, we had outstanding a total of approximately $5.1 million of contingent obligations under this Facility Agreement.
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
     Litigation
We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations taken as a whole.
K. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for a full description of our existing stock-based compensation plans.
     Restricted Stock Units
In October 2009 and October 2010, we granted approximately 34,700 and 35,000 restricted stock units (RSUs), respectively, with a fair value of $38.36 and $30.79 per unit, respectively, to certain officers and key employees. An additional 5,000 RSUs were granted in October 2010, with a fair value of $32.12. The RSUs vest over a three-year period from their date of issuance. The fair value of the

RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At June 30, 2011, there were approximately 105,000 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.
During the first quarter of fiscal 2011, we granted approximately 15,000 RSUs with a fair value ranging from $30.79 to $32.12 to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance. These RSUs are time-based, rather than performance based, as those discussed above.
During the nine months ended June 30, 2011, we recorded compensation expense of approximately $0.1 million related to the RSUs. We recorded compensation expense of approximately $1.0 million related to the RSUs for the nine months ended June 30, 2010.
     Restricted Stock
Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.
In October 2010, approximately 11,000 shares of restricted stock were issued to the executive management of the Company at a price of $30.79 per share under the 2006 Plan. The restricted stock grant vests 33% per year over a three-year period on each anniversary of the grant date. Compensation expense is recognized over a three-year vesting period based on the $30.79 price per share on the grant date.
In October 2009, 10,000 shares of restricted stock were issued to our President and Chief Executive Officer at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date. Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date.
We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In June 2011, 16,000 shares of restricted stock were issued at a price of $33.49 per share. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.
During the nine months ended June 30, 2011, we recorded compensation expense of approximately $0.8 million related to restricted stock grants. We recorded compensation expense of approximately $0.6 million related to restricted stock grants for the nine months ended June 30, 2010.
     Stock Options
Stock option activity for the nine months ended June 30, 2011 was as follows:

			Remaining
		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
				(in thousands)
Outstanding at September 30, 2010	128,600	$18.41
Granted	—	—
Exercised	(21,066)	18.25
Forfeited / Cancelled	(4,000)	18.44

Outstanding at June 30, 2011	103,534	$18.44	0.99	$1,909

Exercisable at June 30, 2011	103,534	$18.44	0.99	$1,909

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
Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Electrical Power Products	$135,191	$129,396	$371,397	$390,926
Process Control Systems	6,944	9,484	21,010	26,005

Total	$142,135	$138,880	$392,407	$416,931

Gross profit:
Electrical Power Products	$21,422	$35,131	$69,637	$103,158
Process Control Systems	2,076	3,113	5,369	9,436

Total	$23,498	$38,244	$75,006	$112,594

Income before income taxes:
Electrical Power Products	$2,689	$14,939	$10,968	$43,107
Process Control Systems	140	910	(390)	3,041

Total	$2,829	$15,849	$10,578	$46,148

Depreciation and amortization expense:
Electrical Power Products	$3,951	$3,567	$11,325	$9,813
Process Control Systems	39	43	123	133

Total	$3,990	$3,610	$11,448	$9,946

Income before income taxes includes a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan. This gain is recorded in our Electrical Power Products business segment.

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
The markets in which Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during the past nine months, orders received were $600.4 million compared to $360.2 million during the same nine-month period of fiscal 2010 and our backlog has increased to $491.4 million at June 30, 2011. Some of our recent orders received are large petrochemical and offshore oil and gas construction projects which will take several months to produce and some were awarded in competitive bid situations. This increased competition, along with higher commodity prices, will place downward pressure on gross profit compared to last fiscal year as we work to fulfill these orders in fiscal 2011 and 2012.
In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries (referred to herein as Powell Canada) for $23.4 million, excluding debt assumed of $15.1 million and not including acquisition-related expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical and maintenance services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date.
Results of Operations
Revenue and Gross Profit
Consolidated revenues increased $3.2 million to $142.1 million in the third quarter of fiscal 2011 compared to $138.9 million in the third quarter of fiscal 2010. For the third quarter of fiscal 2011, domestic revenues increased by 3.5% to $96.8 million compared to the third quarter of 2010. Total international revenues remained comparable at $45.3 million in the third quarter of 2011 compared to the third quarter of 2010. Gross profit for the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, decreased by approximately $14.7 million, to $23.5 million, and gross profit as a percentage of revenues decreased to 16.5% in the third quarter of fiscal 2011, compared to 27.5% in the third quarter of fiscal 2010. The decrease in gross profit and gross profit as a percentage of revenues resulted from the mix of projects in our backlog which was awarded in a more competitive environment than projects in process in fiscal 2010. We anticipate continued pressure on gross margin levels going forward given the overall mix and pricing of jobs currently in our backlog.
For the nine months ended June 30, 2011, consolidated revenues decreased $24.5 million to $392.4 million compared to $416.9 million for the nine months ended June 30, 2010. Revenues decreased as a result of reduced backlog at the beginning of fiscal 2011, as discussed above. For the first nine months of fiscal 2011, domestic revenues decreased by 13.2% to $262.3 million compared to the first nine months of fiscal 2010. Total international revenues increased to $130.1 million in the first nine months of 2011 compared to $114.6 million in the first nine months of fiscal 2010. The acquisition of Powell Canada contributed approximately $19.1 million of this increase in international revenues during the first nine months of 2011. Gross profit for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, decreased by approximately $37.6 million, to $75.0 million, as a result of the reduction in volume and pressure on margins, as discussed above. These factors also contributed to the decrease in gross profit as a percentage of revenues to 19.1% for the first nine months of fiscal 2011, compared to 27.0% for the first nine months of fiscal 2010.
Electrical Power Products
Our Electrical Power Products business segment recorded revenues of $135.2 million in the third quarter of fiscal 2011, compared to $129.4 million for the third quarter of fiscal 2010. In the third quarter of 2011, revenues from public and private utilities were approximately $37.0 million, compared to $32.7 million in the third quarter of fiscal 2010. Revenues from industrial and commercial customers totaled $90.7 million in the third quarter of 2011, an increase of $3.6 million compared to the third quarter of fiscal 2010. Municipal and transit projects generated revenues of $7.5 million in the third quarter of fiscal 2011 compared to $9.6 million in the third quarter of fiscal 2010.
Business segment gross profit, as a percentage of revenues, was 15.8% in the third quarter of fiscal 2011, compared to 27.1% in the third quarter of fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the pressure on margins, as discussed above. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.
For the nine months ended June 30, 2011, our Electrical Power Products segment recorded revenues of $371.4 million, compared to $390.9 million for the nine months ended June 30, 2010. In the first nine months of fiscal 2011, revenues from public and private utilities were approximately $101.5 million, compared to $114.8 million in the first nine months of fiscal 2010. Revenues from commercial and industrial customers totaled $249.1 million in the first nine months of fiscal 2011, an increase of $1.1 million compared to the first nine months of fiscal 2010. Municipal and transit projects generated revenues of $20.8 million in the first nine months of fiscal 2011, compared to $28.1 million in the first nine months of fiscal 2010.
For the nine months ended June 30, 2011, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 18.8%, compared to 26.4% for the nine months ended June 30, 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. The gross profit in 2010 benefitted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders for which the costs were previously recognized.
Process Control Systems
Our Process Control Systems business segment recorded revenues of $6.9 million in the third quarter of fiscal 2011, a decrease from $9.5 million in the third quarter of fiscal 2010. Business segment gross profit, as a percentage of revenues, decreased to 29.9% in the third quarter of fiscal 2011 compared to 32.8% in the third quarter of fiscal 2010. This decrease resulted from a less favorable mix of projects compared to the third quarter of fiscal 2010.
For the nine months ended June 30, 2011, our Process Control Systems business segment recorded revenues of $21.0 million, a decrease from $26.0 million for the nine months ended June 30, 2010. Business segment gross profit decreased as a percentage of revenues to 25.6% for the first nine months of fiscal 2011, compared to 36.3% for the first nine months of fiscal 2010. This decrease in gross profit as a percentage of revenues is related to a less favorable mix of projects.

For additional information related to our business segments, see Note L of Notes to Condensed Consolidated Financial Statements.
Consolidated Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to 13.7% of revenues in the third quarter of fiscal 2011 compared to 15.2% of revenues in the third quarter of fiscal 2010. Selling, general and administrative expenses were $19.4 million for the third quarter of fiscal 2011, compared to $21.1 million for the third quarter of fiscal 2010. These decreases are primarily due to reduced short-term and long-term incentive compensation resulting from lower earnings and a decrease in commissions and bad debt expense. Selling, general and administrative expenses decreased as a percentage of revenues as a result of our increase in revenues, along with the decreases discussed above.
For the nine months ended June 30, 2011, consolidated selling, general and administrative expenses increased to 15.8% of revenues, compared to 15.1% of revenues for the nine months ended June 30, 2010. Selling, general and administrative expenses were $61.9 million for the first nine months of fiscal 2011, compared to $62.8 million for the first nine months of fiscal 2010. This decrease is primarily related to reduced short-term and long-term incentive compensation resulting from lower earnings. In the prior year there were also acquisition related costs of approximately $2.3 million related to the acquisition of Powell Canada. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.
Other Income
Other income consists of a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan.
Interest Expense and Income
Interest expense was $88,000 and $296,000 for the three and nine months ended June 30, 2011, respectively, a decrease of approximately $140,000 and $342,000 compared to the three and nine months ended June 30, 2010, respectively. The decrease in interest expense was primarily due to lower amounts outstanding under our credit facilities during the first nine months of fiscal 2011.
Interest income was approximately $66,000 and $173,000 for the three and nine months ended June 30, 2011, respectively, compared to approximately $49,000 and $206,000 for the three and nine months ended June 30, 2010, respectively.
Provision for Income Taxes
Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 39.7% in the third quarter of fiscal 2011, compared to 34.9% in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, our effective tax rate was 37.2%, compared to 35.1% for the first nine months of fiscal 2010. The effective tax rates for both the third quarter of fiscal 2011 and the first nine months of fiscal 2011 have been negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate for the domestic production activities deduction and the research and development credit in the United States.
Net Income Attributable to Powell Industries, Inc.
In the third quarter of fiscal 2011, we generated net income of $1.7 million, or $0.14 per diluted share, compared to $10.3 million, or $0.88 per diluted share, in the third quarter of fiscal 2010. For the nine months ended June 30, 2011, we recorded net income of $6.6 million, or $0.56 per diluted share, compared to $29.8 million, or $2.56 per diluted share, for the nine months ended June 30, 2010.

Backlog
The order backlog at June 30, 2011, was $491.4 million, compared to $282.3 million at September 30, 2010, and $309.9 million at the end of the third quarter of fiscal 2010. New orders placed during the third quarter of fiscal 2011 totaled $197.7 million compared to $136.1 million in the third quarter of fiscal 2010. Backlog has increased primarily due to an increase in activity in petrochemical and offshore oil and gas construction projects.
Liquidity and Capital Resources
Cash and cash equivalents increased to approximately $137.3 million at June 30, 2011, primarily as a result of cash flow provided by operations of approximately $25.2 million during the first nine months of fiscal 2011. As of June 30, 2011, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 2.0%.
At June 30, 2011, we had cash and cash equivalents of approximately $137.3 million, compared to approximately $115.4 million at September 30, 2010. We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of June 30, 2011, there were no amounts borrowed under our U.S. line of credit. We also have a $20.5 million revolving credit facility, which is subject to a borrowing base calculation as defined in the credit agreement, in Canada. At June 30, 2011, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $5.8 million at June 30, 2011, compared to $6.9 million at September 30, 2010. Letters of credit outstanding were $11.6 million at June 30, 2011, compared to $15.2 million at September 30, 2010, which reduce our availability under our credit facilities. Amounts available under the U.S. revolving credit facility were approximately $63.4 million at June 30, 2011. Amounts available under the Canadian revolving credit facility were approximately $15.9 million at June 30, 2011. For further information regarding our debt, see Notes H and J of Notes to Condensed Consolidated Financial Statements.
We believe that cash and cash equivalents, projected cash flows from operations and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and debt repayments for the foreseeable future.
Operating Activities
Cash provided by operating activities was approximately $25.2 million during the first nine months of fiscal 2011 and approximately $52.2 million during the first nine months of fiscal 2010. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress billing milestones and payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first nine months of fiscal 2011 compared to the same period in the prior year, primarily due to the reduction in income from operations.
Investing Activities
Investments in property, plant and equipment during the first nine months of fiscal 2011 totaled approximately $4.1 million, compared to $3.5 million during the first nine months of fiscal 2010. During the first nine months of fiscal 2011, we received cash of approximately $1.2 million from the sale of our 50% equity investment in Kazakhstan. During the first nine months of fiscal 2010, we acquired Powell Canada for approximately $23.4 million. Additionally, approximately $0.6 million was paid to acquire the noncontrolling interest related to our joint venture in Singapore (Powell Asia), which has been strategically realigned from an operating entity to a sales and marketing function within Powell.
Financing Activities
Net cash used in financing activities was approximately $0.7 million for the first nine months of fiscal 2011 and approximately $6.0 million for the first nine months of fiscal 2010. During the first nine months of fiscal 2010, we repaid the outstanding balance of the deferred acquisition payable to General Electric Company of $4.3 million.
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
Outlook
The markets in which Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during the past nine months, orders received were $600.4 million compared to $360.2 million during the same nine-month period of fiscal 2010 and our backlog has increased to $491.4 million at June 30, 2011. Some of our recent orders received are for large petrochemical and offshore oil and gas construction projects which will take several months to produce and some were awarded in competitive bid situations. This increased competition, along with higher commodity prices, has placed downward pressure on gross profit compared to last fiscal year as we work to fulfill these orders in fiscal 2011 and 2012.
Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue, however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue to increase as investments in large capital-intensive infrastructure projects begin to receive funding and support. The increase in our backlog to $491.4 million at June 30, 2011 resulted from several large projects awarded related to petrochemical and offshore oil and gas construction projects which will help solidify our backlog going into fiscal 2012.
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

The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at June 30, 2011.
During fiscal 2010 and the first nine months of fiscal 2011, we entered into nine foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At June 30, 2011, we recorded a net liability of approximately $32,000 on our Condensed Consolidated Balance Sheets related to these transactions.
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
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the nine months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

Number		Description of Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issues, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K dated May 28, 2011, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)
August 8, 2011	By:	/s/ Patrick L. McDonald
Date		Patrick L. McDonald
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2011	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issues, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K dated May 28, 2011, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File.

*	Filed herewith