Form 10-Q/A
period 2011-03-31
POWELL INDUSTRIES INC
filed 2011-12-09
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on May 4, 2011 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note M of Notes to Condensed Consolidated Financial Statements. Our previously issued financial statements as of and for the three and six months ended March 31, 2011 are being restated to correct accounting errors at our Canadian operation (“Powell Canada”) related to inaccurate recording of customer change orders, and the incorrect close-out of estimated costs on certain jobs, which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity.

In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.

The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of March 31, 2011, and concluded that because of the errors noted above that resulted in the restatement of amounts previously reported, the Company had material weaknesses in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.

This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three month period ended March 31, 2011 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time of the Original Filing on May 4, 2011.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Six Months
	Ended	Ended
	March 31, 2011	March 31, 2011
Revenue:
As previously reported	$125,598	$250,272
Adjustments	(487)	(487)

As restated	$125,111	$249,785

Cost of goods sold:
As previously reported	$99,955	$198,764
Adjustments	279	279

As restated	$100,234	$199,043

Gross Profit:
As previously reported	$25,643	$51,508
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$24,877	$50,742

Operating Income:
As previously reported	$2,851	$6,621
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$2,085	$5,855

Income before income taxes:
As previously reported	$4,048	$7,749

Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$3,282	$6,983

Net income:
As previously reported	$2,499	$4,931
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$1,733	$4,165

Earnings per share:
Basic:
As previously reported	$0.21	$0.42
Adjustments	(0.06)	(0.06)

As restated	$0.15	$0.36

Diluted:
As previously reported	$0.21	$0.42
Adjustments (A)	(0.06)	(0.07)

As restated	$0.15	$0.35

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

March 31, 2011
Cost and estimated earnings in excess of billings on uncompleted contracts:
As previously reported	$36,399
Adjustments to estimated contract revenue on uncompleted contracts	(487)

As restated	$35,912

Other accrued expenses:
As previously reported	$5,886
Adjustments to reflect estimated loss on uncompleted contracts	279

As restated	$6,165

Retained earnings:
As previously reported	$249,900
Adjustments to net income	(766)

As restated	$249,134

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2011	September 30, 2010
	(Unaudited)
	(As restated, see Note M)
ASSETS
Current Assets:
Cash and cash equivalents	$122,056	$115,353
Accounts receivable, less allowance for doubtful accounts of $1,508 and $907, respectively	102,539	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	35,912	38,064
Inventories, net	39,365	38,244
Income taxes receivable	4,555	6,726
Deferred income taxes	4,164	3,087
Prepaid expenses and other current assets	8,114	8,951

Total Current Assets	316,705	302,191
Property, plant and equipment, net	61,440	63,676
Goodwill	1,003	1,003
Intangible assets, net	25,744	26,132
Other assets	7,808	7,710

Total Assets	$412,700	$400,712

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,446	$1,683
Income taxes payable	1,316	1,500
Accounts payable	43,094	41,850
Accrued salaries, bonuses and commissions	14,329	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	46,941	31,009
Accrued product warranty	5,763	5,929
Other accrued expenses	6,165	7,711

Total Current Liabilities	119,054	114,746
Long-term debt and capital lease obligations, net of current maturities	4,543	5,202
Deferred compensation	3,191	2,730
Other liabilities	884	731

Total Liabilities	127,672	123,409

Commitments and Contingencies (Note J)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,724,243 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	35,060	33,569
Retained earnings	249,134	244,969
Accumulated other comprehensive income (loss)	717	(1,352)

Total Stockholders’ Equity	285,028	277,303

Total Liabilities and Equity	$412,700	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(As restated, see note M)		(As restated, see note M)
Revenues	$125,111	$142,135	$249,785	$278,051
Cost of goods sold	100,234	105,602	199,043	203,701

Gross profit	24,877	36,533	50,742	74,350

Selling, general and administrative expenses	21,538	19,958	42,466	41,737
Amortization of intangible assets	1,254	1,199	2,421	2,061

Operating income	2,085	15,376	5,855	30,552

Other income	(1,229)	—	(1,229)	—
Interest expense	94	228	208	410
Interest income	(62)	(115)	(107)	(157)

Income before income taxes	3,282	15,263	6,983	30,299

Income tax provision	1,549	5,378	2,818	10,669

Net income	1,733	9,885	4,165	19,630
Net income attributable to noncontrolling interest	—	(25)	—	(126)

Net income attributable to Powell Industries, Inc.	$1,733	$9,860	$4,165	$19,504

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.15	$0.86	$0.36	$1.70

Diluted	$0.15	$0.85	$0.35	$1.68

Weighted average shares:
Basic	11,666	11,523	11,653	11,498

Diluted	11,799	11,659	11,787	11,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 31, 2011	March 31, 2010
	(As restated, see Note M)
Operating Activities:
Net income	$4,165	$19,630
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,037	4,274
Amortization	2,456	2,095
Stock-based compensation	1,088	1,163
Bad debt expense	606	692
Deferred income taxes	(782)	(1,256)
Gain on sale of investment in joint venture in Kazakhstan	(1,229)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,324)	28,280
Costs and estimated earnings in excess of billings on uncompleted contracts	2,172	5,948
Inventories	(739)	12,151
Prepaid expenses and other current assets	3,176	7,156
Accounts payable and income taxes payable	656	(19,392)
Accrued liabilities	(12,927)	(7,283)
Billings in excess of costs and estimated earnings on uncompleted contracts	15,884	(6,140)
Other	(749)	(1,291)

Net cash provided by operating activities	8,490	46,027

Investing Activities:
Proceeds from sale of fixed assets	60	14
Purchases of property, plant and equipment	(2,667)	(1,460)
Proceeds from sale of investment in joint venture in Kazakhstan	1,229	—
Acquisition of Powell Canada	—	(21,828)

Net cash used in investing activities	(1,378)	(23,274)

Financing Activities:
Borrowings on Canadian revolving line of credit	2,619	891
Payments on Canadian revolving line of credit	(2,627)	(1,215)
Payments on Canadian term loan	—	(123)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	—	(4,292)
Other	(189)	354

Net cash used in financing activities	(597)	(4,785)

Net increase in cash and cash equivalents	6,515	17,968
Effect of exchange rate changes on cash and cash equivalents	188	(1,767)
Cash and cash equivalents at beginning of period	115,353	97,403

Cash and cash equivalents at end of period	$122,056	$113,604

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

Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q/A. No significant events occurred subsequent to the balance sheet or prior to the filing of this report that would have a material impact on our consolidated financial statements or results of operations.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2011
Assets
Cash equivalents	$65,494	$—	$—	$65,494

Total	$65,494	$—	$—	$65,494

Liabilities
Foreign currency forward contracts	$—	$18	$—	$18

Total	$—	$18	$—	$18

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2010
Assets
Cash equivalents	$64,014	$—	$—	$64,014

Total	$64,014	$—	$—	$64,014

Liabilities
Foreign currency forward contracts	$—	$47	$—	$47

Total	$—	$47	$—	$47

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

D. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Numerator:
Net income attributable to Powell Industries, Inc.	$1,733	$9,860	$4,165	$19,504

Denominator:
Weighted average basic shares	11,666	11,523	11,653	11,498
Dilutive effect of stock options, restricted stock and restricted stock units	133	136	134	141

Weighted average diluted shares with assumed conversions	11,799	11,659	11,787	11,639

Net earnings per share:
Basic	$0.15	$0.86	$0.36	$1.70

Diluted	$0.15	$0.85	$0.35	$1.68

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2011 and 2010, respectively, as the options’ exercise prices were less than the average market price of our common stock.

E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$1,188	$2,580	$907	$1,607
Increase (decrease) to bad debt expense	318	(609)	606	692
Deductions for uncollectible accounts written off, net of recoveries	(4)	(27)	(3)	(397)
Increase (decrease) due to foreign currency translation	6	(14)	(2)	28

Balance at end of period	$1,508	$1,930	$1,508	$1,930

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Balance at beginning of period	$5,845	$7,437	$5,929	$7,558
Warranty expense	452	559	863	1,350
Deductions for warranty charges	(628)	(835)	(1,209)	(1,747)
Increase (decrease) due to foreign currency translation	94	(107)	180	(107)

Balance at end of period	$5,763	$7,054	$5,763	$7,054

Inventories

The components of inventories are summarized below (in thousands):

	March 31, 2011	September 30, 2010
Raw materials, parts and subassemblies	$39,372	$40,325
Work-in-progress	7,014	4,646
Provision for excess and obsolete inventory	(7,021)	(6,727)

Total inventories	$39,365	$38,244

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31, 2011	September 30, 2010
	(As restated, see Note M)
Costs incurred on uncompleted contracts	$485,451	$482,149
Estimated earnings	143,041	138,836

	628,492	620,985
Less: Billings to date	639,521	613,930

Net (overbilled) underbilled position	$(11,029)	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$35,912	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(46,941)	(31,009)

Net (overbilled) underbilled position	$(11,029)	$7,055

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in our goodwill and intangible assets balances for the six months ended March 31, 2011, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance at September 30, 2010	$1,003	$26,132
Purchase of patent-pending technology	—	1,513
Amortization	—	(2,421)
Foreign currency translation adjustment	—	520
Other	—	—

Balance at March 31, 2011	$1,003	$25,744

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the six months ended March 31, 2011 and 2010 was approximately $2.4 million and $2.1 million, respectively.

G. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Net income attributable to Powell Industries, Inc.	$1,733	$9,860	$4,165	$19,504
Unrealized gain (loss) on foreign currency translation, net of tax	1,712	(685)	2,072	81
Unrealized gain (loss) on derivative contracts, net of tax	(10)	44	(3)	(197)

Comprehensive income	$3,435	$9,219	$6,234	$19,388

H. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,589	2,085

Subtotal long-term debt and capital lease obligations	5,989	6,885
Less current portion	(1,446)	(1,683)

Total long-term debt and capital lease obligations	$4,543	$5,202

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

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2011:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$18

Total derivatives		$—		$18

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balances Sheets as of September 30, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$47

Total derivatives		$—		$47

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated:	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(16)	$(5)	Revenues	$22	$42

Total designated cash flow hedges	$(16)	$(5)		$22	$42

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income¹
Derivatives designated:	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$71	$771	Revenues	$(328)	$(186)

Total designated cash flow hedges	$71	$771		$(328)	$(186)

¹	For the three and six month periods ended March 31, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

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

Stock Options

Stock option activity for the six months ended March 31, 2011 was as follows:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding at September 30, 2010	128,600	$18.41
Granted	—	—
Exercised	(16,400)	18.44
Forfeited / Cancelled	—	—

Outstanding at March 31, 2011	112,200	$18.41	1.46	$2,065

Exercisable at March 31, 2011	112,200	$18.41	1.46	$2,065

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Revenues:
Electrical Power Products	$118,576	$133,401	$235,719	$261,530
Process Control Systems	6,535	8,734	14,066	16,521

Total	$125,111	$142,135	$249,785	$278,051

Gross profit:
Electrical Power Products	$23,157	$33,661	$47,449	$68,027
Process Control Systems	1,720	2,872	3,293	6,323

Total	$24,877	$36,533	$50,742	$74,350

Income before income taxes:
Electrical Power Products	$3,428	$14,320	$7,513	$28,168
Process Control Systems	(146)	943	(530)	2,131

Total	$3,282	$15,263	$6,983	$30,299

M. ACCOUNTING RESTATEMENT

Previously issued financial statements as of and for the three and six months ended March 31, 2011, are being restated to correct accounting errors at our Canadian operation (“Powell Canada”) related to inaccurate recording of customer change orders, and the incorrect close-out of costs and billings on certain jobs, which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity. This restatement decreased revenue and increased cost of goods sold, which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity as of and for the periods stated below.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Revenue:
As previously reported	$125,598	$250,272
Adjustments	(487)	(487)

As restated	$125,111	$249,785

Cost of goods sold:
As previously reported	$99,955	$198,764
Adjustments	279	279

As restated	$100,234	$199,043

Gross Profit:
As previously reported	$25,643	$51,508
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$24,877	$50,742

Operating Income:
As previously reported	$2,851	$6,621

Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$2,085	$5,855

Income before income taxes:
As previously reported	$4,048	$7,749
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$3,282	$6,983

Net income:
As previously reported	$2,499	$4,931
Adjustments to revenue	(487)	(487)
Adjustments to cost of goods sold	(279)	(279)

As restated	$1,733	$4,165

Earnings per share:
Basic:
As previously reported	$0.21	$0.42
Adjustments	(0.06)	(0.06)

As restated	$0.15	$0.36

Diluted:
As previously reported	$0.21	$0.42
Adjustments (A)	(0.06)	(0.07)

As restated	$0.15	$0.35

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

March 31, 2011
Cost and estimated earnings in excess of billings on uncompleted contracts:
As previously reported	$36,399
Adjustments to estimated contract revenue on uncompleted contracts	(487)

As restated	$35,912

Other accrued expenses:
As previously reported	$5,886
Adjustments to reflect estimated loss on uncompleted contracts	279

As restated	$6,165

Retained earnings:
As previously reported	$249,900
Adjustments to net income	(766)

As restated	$249,134

While the restatement adjustments had an effect on net income and certain changes in operating assets and liabilities, there was no change to Net Cash provided by Operating Activities on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K for the year ended September 30, 2010, which was filed with the Securities and Exchange Commission on December 8, 2010 and is available on the SEC’s website at www.sec.gov.

As discussed in Note M of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three and six months ended March31, 2011 have been restated. This management’s discussion and analysis gives effect to that restatement.

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

In addition, various statements in this Quarterly Report on Form 10-Q/A, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	The current economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlogs.

•	Our operations could be adversely impacted by the Macondo well incident, the continuing effects from the U.S. government moratorium on offshore deepwater drilling projects and related new regulations.

•	Our industry is highly competitive.

•	International and political events may adversely affect our operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	Our volume of fixed-price contracts and the use of percentage-of-completion accounting could result in volatility in our results of operations.

•	We face risks relating to material weaknesses in our internal controls over financial reporting (As restated, see Note M).

•	Our acquisition strategy involves a number of risks.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	We carry insurance against many potential liabilities, however our management of risk may leave us exposed to unidentified, uninsured or unanticipated risks.

•	We may incur additional healthcare costs arising from federal healthcare reform legislation.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

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

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased $17.0 million to $125.1 million in the second quarter of fiscal 2011 compared to $142.1 million in the second quarter of fiscal 2010. For the second quarter of fiscal 2011, domestic revenues decreased by 19.1% to $82.7 million compared to the second quarter of 2010 as a result of reduced backlog discussed above. Total international revenues increased to $42.4 million in the second quarter of 2011 compared to $39.9 million in the second quarter of 2010, primarily resulting from the operations of Powell Canada. Gross profit for the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, decreased by approximately $11.7 million, to $24.9 million, as a result of the reduction in volume and pressure on margins, as discussed above. These two factors also contributed to the decrease in gross profit as a percentage of revenues decreasing to 19.9% in the second quarter of fiscal 2011, compared to 25.7% in the second quarter of fiscal 2010. We anticipate that gross margin levels will continue to be depressed over the balance of fiscal 2011 given the overall mix of jobs currently in our backlog.

For the six months ended March 31, 2011, consolidated revenues decreased $28.3 million to $249.8 million compared to $278.1 million for the six months ended March 31, 2010. Revenues decreased as a result of reduced backlog discussed above. For the first six months of fiscal 2011, domestic revenues decreased by 20.7% to $165.5 million compared to the first six months of fiscal 2010. Total international revenues increased to $84.3 million in the first six months of 2011 compared to $69.3 million in the first six months of fiscal 2010. Powell Canada contributed approximately $16.4 million of this increase in international revenues during the first six months of fiscal 2011. Gross profit for the first six months of fiscal 2011, as compared to the first six months of fiscal 2010, decreased by approximately $23.6 million, to $50.7 million, as a result of the reduction in volume and pressure on margins, as discussed above. These factors also contributed to the decrease in gross profit as a percentage of revenues to 20.3% for the first six months of fiscal 2011, compared to 26.7% for the first six months of fiscal 2010.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $118.6 million in the second quarter of fiscal 2011, compared to $133.4 million for the second quarter of fiscal 2010. In the second quarter of 2011, revenues from public and private utilities were approximately $31.3 million, compared to $47.5 million in the second quarter of fiscal 2010. Revenues from industrial and commercial customers totaled $80.4 million in the second quarter of 2011, an increase of $3.6 million compared to the second quarter of fiscal 2010. Municipal and transit projects generated revenues of $6.9 million in the second quarter of fiscal 2011 compared to $9.1 million in the second quarter of fiscal 2010.

Business segment gross profit, as a percentage of revenues, was 19.5% in the second quarter of fiscal 2011, compared to 25.2% in the second quarter of fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.

For the six months ended March 31, 2011, our Electrical Power Products segment recorded revenues of $235.7 million, compared to $261.5 million for the six months ended March 31, 2010. In the first six months of fiscal 2011, revenues from public and private utilities were approximately $64.5 million, compared to $82.1 million in the first six months of fiscal 2010. Revenues from commercial and industrial customers totaled $157.8 million in the first six months of fiscal 2011, a decrease of $3.1 million compared to the first six months of fiscal 2010. Municipal and transit projects generated revenues of $13.4 million in the first six months of fiscal 2011, compared to $18.5 million in the first six months of fiscal 2010.

For the six months ended March 31, 2011, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 20.1%, compared to 26.0% for the six months ended March 31, 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. The gross profit in 2010 benefitted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders for which the costs were previously recognized.

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

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased to 17.2% of revenues in the second quarter of fiscal 2011 compared to 14.0% of revenues in the second quarter of fiscal 2010. Selling, general and administrative expenses were $21.5 million for the second quarter of fiscal 2011, compared to $20.0 million for the second quarter of fiscal 2010. This increase is primarily due to a $0.6 million credit bad debt expense in fiscal 2010 as a result of collections for previously reserved accounts, along with an increase in depreciation expense. Selling, general and administrative expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.

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

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 47.2% in the second quarter of fiscal 2011, compared to 35.2% in the second quarter of fiscal 2010. For the first six months of fiscal 2011, our effective tax rate was 40.4%, compared to 35.2% for the first six months of fiscal 2010. The effective tax rates for both the second quarter of fiscal 2011 and the first six months of fiscal 2011 have been negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by favorable changes in the tax rate for the domestic production activities deduction and the research and development credit in the United States.

Net Income Attributable to Powell Industries, Inc.

In the second quarter of fiscal 2011, we generated net income of $1.7 million, or $0.15 per diluted share, compared to $9.9 million, or $0.85 per diluted share, in the second quarter of fiscal 2010. For the six months ended March 31, 2011, we recorded net income of $4.2 million, or $0.35 per diluted share, compared to $19.5 million, or $1.68 per diluted share, for the six months ended March 31, 2010. Net income for the second quarter of fiscal 2011 was favorably impacted by approximately $1.2 million related to the settlement of outstanding obligations related to our strategic decision to exit from our previous 50% owned joint venture in Kazakhstan.

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

Item 4. Controls and Procedures

Restatement

In November 2011, the Company concluded that certain accounting errors found at its Canadian operations (“Powell Canada”) would require the restatement of certain of its previously issued condensed consolidated financial statements. The accounting errors were the result of inaccurate recording of customer change orders and the incorrect close-out of estimated costs on certain jobs. This restatement decreased revenue and increased cost of goods sold, which resulted in a decrease in net income, earnings per share, total assets and total stockholders’ equity as of and for the three and six months ended March 31, 2011.

As discussed in Note M to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, we have restated our previously issued financial statements.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our former Chief Executive Officer (“former CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three and six months ended March 31, 2011 was filed, our former CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our former CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement as discussed in Note M of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, our management, including our current CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of March 31, 2011, because of material weaknesses in internal controls over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1)	Financial close and reporting process, Powell Canada – Controls over the month-end financial close and reporting process, which provide for the completeness, accuracy, valuation and presentation of account balances at Powell Canada were not effective, which resulted in misstatements to cost of sales, inventory, work in progress and accounts payable. Specifically,

•	Significant account reconciliations, including reserve accounts, and trial balance reviews were not performed or reviewed,

•	Formal monthly reviews regarding budgeted revenues and costs for long-term construction projects were not held,

•	A supervisory review of significant account reconciliations was not performed, and

•

Conflicting duties were not appropriately mitigated for individuals that were assigned functions with system access to inventory, receiving, project costing and billing, project management, time entry, receivables and order management.

2)	Revenue recognition process for long-term construction projects, Powell Canada – Controls over revenue recognition for long-term construction projects to ensure completeness, accuracy, existence, and presentation of revenue, cost and estimated earnings in excess of billings on uncompleted projects, billings in excess of cost and estimated earnings on uncompleted projects, and other accrued expenses at Powell Canada were not effective which resulted in misstatements related to these accounts. Specifically,

•	Customer acceptance of change orders was not obtained prior to revenue recognition for certain projects,

•	Formal monthly reviews regarding budgeted revenues and costs for long-term construction projects were not held, and

•	Conflicting duties were not appropriately mitigated for certain individuals with access to Powell Canada’s project budgeting and project costing applications.

3)	Cost accumulation process, Powell Canada – Controls over the accumulation and reporting of construction job costs, including the application of overhead and recording labor, to provide for the accurate reporting of revenue and cost and estimated earnings in excess of billings on uncompleted projects at Powell Canada were not effective. This resulted in a misstatement related to these accounts. Specifically,

•	Formal monthly reviews regarding budgeted revenues and costs for long-term construction projects were not held, and

•	Conflicting duties were not appropriately mitigated for certain individuals with access to Powell Canada’s project costing and payroll applications.

4)	Revenue and accounts receivable process for service contracts, Powell Canada – The following controls over the revenue and accounts receivable process for service contracts to ensure the completeness, accuracy, existence, valuation, rights and presentation of service contract revenues and accounts receivable were not effective or adequate to prevent or detect material misstatements of these accounts in our consolidated financial statements. Specifically,

•	Service contract invoices, credit memos and invoice adjustments could be processed without proper authorization and approval,

•	A monthly review of service contract credit memos and invoice adjustments was not performed,

•	Significant reserve accounts were not reviewed, and

•	Conflicting duties were not appropriately mitigated related to invoicing, collection and processing invoice adjustments.

Notwithstanding the material weaknesses described above, based upon the work performed during the restatement process, management concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Remediation Plan

Management has taken, and is taking steps to strengthen our internal control over reporting. Specifically,

•	A new Controller and other accounting staff members have been hired at Powell Canada where the control deficiencies exist.

•

Members of project management and the accounting staff have and will receive additional training related to policies, procedures and internal controls, including Powell’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.

•

Additional training has and will be provided related to the ERP business system that was implemented at Powell Canada in April 2011 to foster utilization of tools available for timely review of projects in progress.

•	User access and segregation of duties will be reviewed to determine and implement the appropriate steps necessary to prevent or mitigate potential conflicts.

•	A consultant was hired and is on-site to evaluate, make recommendations and implement corrective actions over the contract revenue and cost accumulation processes of Powell Canada’s field operations.

•	Our internal audit department will review and assess progress on the remediation plan noted above.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2011. However, until the above-described controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control Over Financial Reporting

As described above, there were changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 other than the risk factor we added to Item  2 related to material weaknesses in internal controls over financial reporting.

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

POWELL INDUSTRIES, INC. (Registrant)

December 9, 2011	By:	/s/ Thomas W. Powell
Date		Thomas W. Powell
Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

December 9, 2011	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith