Form 10-Q/A
period 2011-06-30
POWELL INDUSTRIES INC
filed 2011-12-09
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three month period ended June 30, 2011, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on August 8, 2011 (“Original Filing”), reflects a restatement of our Condensed Consolidated Financial Statements as discussed in Note M of Notes to Condensed Consolidated Financial Statements. Our previously issued financial statements as of and for the three and nine months ended June 30, 2011 are being restated to correct accounting errors at our Canadian operation (“Powell Canada”) related to inaccurate recording of customer change orders, an erroneous journal entry, incorrect close-out of estimated costs on certain jobs, and the incorrect application of a manufacturing overhead rate to construction contracts which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity.

In addition, we have also revised the data and information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the impact of the adjustments on the restated Condensed Consolidated Financial Statements.

The Company has re-evaluated its disclosure controls and procedures and internal control over financial reporting as of June 30, 2011, and concluded that because of the errors noted above that resulted in the restatement of amounts previously reported, the Company had material weaknesses in internal control over financial reporting. See Item 4 for further discussions and remediation measures that are in progress.

This Amendment No. 1 on Form 10-Q/A speaks as of the end of the three month period ended June 30, 2011 as required by Form 10-Q on and as of the date of the Original Filing. It does not update any of the statements contained therein, unless noted above. This Form 10-Q/A contains forward-looking statements that were made at the time of the Original Filing on August 8, 2011.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	$000,000	$000,000
	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Revenue:
As previously reported	$142,135	$392,407
Adjustments	(766)	(1,254)

As restated	$141,369	$391,153

Cost of goods sold:
As previously reported	$118,637	$317,401
Adjustments	868	1,147

As restated	$119,505	$318,548

Gross Profit:
As previously reported	$23,498	$75,006
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$21,864	$72,605

Operating Income:
As previously reported	$2,851	$9,472
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$1,217	$7,071

	$000,000	$000,000
Income before income taxes:
As previously reported	$2,829	$10,578
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$1,195	$8,177

Net income:
As previously reported	$1,707	$6,638
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$73	$4,237

Earnings per share:
Basic:
As previously reported	$0.15	$0.57
Adjustments	(0.14)	(0.21)

As restated	$0.01	$0.36

Diluted:
As previously reported	$0.14	$0.56
Adjustments	(0.13)	(0.20)

As restated	$0.01	$0.36

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

June 30, 2011
Cost and estimated earnings in excess of billings on uncompleted contracts:
As previously reported	$43,927
Adjustments to estimated contract revenue on uncompleted contracts	(1,263)

As restated	$42,664

Inventories, net:
As previously reported	$41,344
Adjustments to cost of goods sold	(135)

As restated	$41,209

Accounts payable:
As previously reported	$46,777
Adjustments to cost of goods sold	1,003

As restated	$47,780

Retained earnings:
As previously reported	$251,607
Adjustments to net income	(2,401)

As restated	$249,206

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
	(As restated, see Note M)
ASSETS
Current Assets:
Cash and cash equivalents	$137,266	$115,353
Accounts receivable, less allowance for doubtful accounts of $759 and $907, respectively	106,809	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	42,664	38,064
Inventories, net	41,209	38,244
Income taxes receivable	5,191	6,726
Deferred income taxes	5,307	3,087
Prepaid expenses and other current assets	6,870	8,951

Total Current Assets	345,316	302,191
Property, plant and equipment, net	59,874	63,676
Goodwill	1,003	1,003
Intangible assets, net	24,469	26,132
Other assets	7,722	7,710

Total Assets	$438,384	$400,712

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,378	$1,683
Income taxes payable	3,408	1,500
Accounts payable	47,780	41,850
Accrued salaries, bonuses and commissions	16,220	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	64,565	31,009
Accrued product warranty	5,078	5,929
Other accrued expenses	6,729	7,711

Total Current Liabilities	145,158	114,746
Long-term debt and capital lease obligations, net of current maturities	4,387	5,202
Deferred compensation	3,279	2,730
Other liabilities	884	731

Total Liabilities	153,708	123,409

Commitments and Contingencies (Note J)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,744,909 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	35,204	33,569
Retained earnings	249,206	244,969
Accumulated other comprehensive income (loss)	149	(1,352)

Total Stockholders’ Equity	284,676	277,303

Total Liabilities and Equity	$438,384	$400,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(As restated, see Note M)		(As restated, see Note M)
Revenues	$141,369	$138,880	$391,153	$416,931
Cost of goods sold	119,505	100,636	318,548	304,337

Gross profit	21,864	38,244	72,605	112,594
Selling, general and administrative expenses	19,410	21,084	61,876	62,821
Amortization of intangible assets	1,237	1,132	3,658	3,193

Operating income	1,217	16,028	7,071	46,580
Other income	—	—	(1,229)	—
Interest expense	88	228	296	638
Interest income	(66)	(49)	(173)	(206)

Income before income taxes	1,195	15,849	8,177	46,148
Income tax provision	1,122	5,530	3,940	16,199

Net income	73	10,319	4,237	29,949
Net income attributable to noncontrolling interest	—	(33)	—	(159)

Net income attributable to Powell Industries, Inc.	$73	$10,286	$4,237	$29,790

Earnings per share attributable to Powell Industries, Inc.:
Basic	$0.01	$0.89	$0.36	$2.59

Diluted	$0.01	$0.88	$0.36	$2.56

Weighted average shares:
Basic	11,740	11,556	11,730	11,518

Diluted	11,812	11,679	11,806	11,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	June 30, 2011	June 30, 2010
	(As restated, see Note M)
Operating Activities:
Net income	$4,237	$29,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,790	6,753
Amortization	3,708	3,244
Stock-based compensation	1,117	1,492
Bad debt expense	82	479
Deferred income taxes	(5,440)	(2,087)
Gain on sale of investment in joint venture in Kazakhstan	(1,229)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,151)	23,624
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,862)	11,107
Inventories	(2,612)	11,922
Prepaid expenses and other current assets	3,795	1,971
Accounts payable and income taxes payable	7,462	(19,958)
Accrued liabilities	(10,910)	(6,383)
Billings in excess of costs and estimated earnings on uncompleted contracts	33,511	(9,978)
Other	2,743	68

Net cash provided by operating activities	25,241	52,203

Investing Activities:
Proceeds from sale of fixed assets	308	14
Purchases of property, plant and equipment	(4,072)	(3,461)
Proceeds from sale of investment in joint venture in Kazakhstan	1,229	—
Buyout of noncontrolling interest – Powell Asia	—	(659)
Acquisition of Powell Canada	—	(23,394)

Net cash used in investing activities	(2,535)	(27,500)

Financing Activities:
Borrowings on Canadian revolving line of credit	4,947	891
Payments on Canadian revolving line of credit	(4,955)	(3,265)
Payments on Canadian term loan	—	(242)
Payments on industrial development revenue bonds	(400)	(400)
Payments on deferred acquisition payable	—	(4,292)
Other	(250)	1,308

Net cash used in financing activities	(658)	(6,000)

Net increase in cash and cash equivalents	22,048	18,703
Effect of exchange rate changes on cash and cash equivalents	(135)	992
Cash and cash equivalents at beginning of period	115,353	97,403

Cash and cash equivalents at end of period	$137,266	$117,098

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets
Cash equivalents	$88,807	$—	$—	$88,807

Total	$88,807	$—	$—	$88,807

Liabilities
Foreign currency forward contracts	$—	$32	$—	$32

Total	$—	$32	$—	$32

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Assets
Cash equivalents	$64,014	$—	$—	$64,014

Total	$64,014	$—	$—	$64,014

Liabilities
Foreign currency forward contracts	$—	$47	$—	$47

Total	$—	$47	$—	$47

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

D. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Numerator:
Net income attributable to Powell Industries, Inc.	$73	$10,286	$4,237	$29,790

Denominator:
Weighted average basic shares	11,740	11,556	11,730	11,518
Dilutive effect of stock options and restricted stock units	72	123	76	130

Weighted average diluted shares with assumed conversions	11,812	11,679	11,806	11,648

Net earnings per share:
Basic	$0.01	$0.89	$0.36	$2.59

Diluted	$0.01	$0.88	$0.36	$2.56

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011 and 2010, respectively, as the options’ exercise prices were less than the average market price of our common stock.

E. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,508	$1,930	$907	$1,607
Increase (decrease) in bad debt expense	(524)	(214)	82	479
Deductions for uncollectible accounts written off, net of recoveries	(221)	11	(225)	(387)
Increase (decrease) due to foreign currency translation	(4)	13	(5)	41

Balance at end of period	$759	$1,740	$759	$1,740

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$5,763	$7,054	$5,929	$7,558
Increase (decrease) in warranty expense	(148)	(461)	759	889
Deductions for warranty charges	(728)	(344)	(1,961)	(2,092)
Increase (decrease) due to foreign currency translation	191	(2)	351	(108)

Balance at end of period	$5,078	$6,247	$5,078	$6,247

Inventories

The components of inventories are summarized below (in thousands):

	June 30, 2011	September 30, 2010
	(As restated, see Note M)
Raw materials, parts and subassemblies	$41,694	$40,325
Work-in-progress	6,638	4,646
Provision for excess and obsolete inventory	(7,123)	(6,727)

Total inventories	$41,209	$38,244

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30, 2011	September 30, 2010
	(As restated, see Note M)
Costs incurred on uncompleted contracts	$549,989	$482,149
Estimated earnings	171,161	138,836

	721,150	620,985
Less: Billings to date	743,051	613,930

Net underbilled (overbilled) position	$(21,901)	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$42,664	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(64,565)	(31,009)

Net underbilled (overbilled) position	$(21,901)	$7,055

F. GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following at June 30, 2011 and September 30, 2010 (in thousands):

	June 30, 2011	September 30, 2010
Goodwill	$8,183	$8,183
Accumulated impairment loss	(7,452)	(7,452)
Foreign currency translation	272	272

Goodwill, net	$1,003	$1,003

Intangible assets balances, subject to amortization, at June 30, 2011 and September 30, 2010 consisted of the following (in thousands):

	June 30, 2011		September 30, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Supply agreement	$17,580	$(5,760)	$17,580	$(4,881)
Purchased technology	13,059	(8,209)	11,444	(6,953)
Non-compete agreements	5,424	(4,717)	5,363	(3,706)
Trade name	4,557	(727)	4,337	(343)
Customer relationships	3,650	(388)	3,474	(183)

Total	$44,270	$(19,801)	$42,198	$(16,066)

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the nine months ended June 30, 2011 and 2010 was approximately $3.7 million and $3.2 million, respectively.

G. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Net income attributable to Powell Industries, Inc.	$73	$10,286	$4,237	$29,790
Unrealized gain (loss) on foreign currency translation, net of tax	(559)	(159)	1,514	(77)
Unrealized loss on derivative contracts, net of tax	(9)	(7)	(13)	(203)

Comprehensive income (loss)	$(495)	$10,120	$5,738	$29,510

H. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2011	September 30, 2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,365	2,085

Subtotal long-term debt and capital lease obligations	5,765	6,885
Less current portion	(1,378)	(1,683)

Total long-term debt and capital lease obligations	$4,387	$5,202

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

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at June 30, 2011. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2011, the balance in the restricted sinking fund was approximately $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.30 % per year on June 30, 2011.

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

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Derivatives designated:	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(14)	$(19)	Revenues	$3	$45

Total designated cash flow hedges	$(14)	$(19)		$3	$45

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income¹
	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Derivatives designated:	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(10)	$761	Revenues	$32	$(154)

Total designated cash flow hedges	$(10)	$761		$32	$(154)

¹	For the three and nine month periods ended June 30, 2010, we recorded in revenues and immaterial amount of ineffectiveness from cash flow hedges.

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(As restated, see Note M)		(As restated, see Note M)
Revenues:
Electrical Power Products	$134,425	$129,396	$370,143	$390,926
Process Control Systems	6,944	9,484	21,010	26,005

Total	$141,369	$138,880	$391,153	$416,931

Gross profit:
Electrical Power Products	$19,788	$35,131	$67,236	$103,158
Process Control Systems	2,076	3,113	5,369	9,436

Total	$21,864	$38,244	$72,605	$112,594

Income before income taxes:
Electrical Power Products	$1,055	$14,939	$8,567	$43,107
Process Control Systems	140	910	(390)	3,041

Total	$1,195	$15,849	$8,177	$46,148

Depreciation and amortization expense:
Electrical Power Products	$3,951	$3,567	$11,325	$9,813
Process Control Systems	39	43	123	133

Total	$3,990	$3,610	$11,448	$9,946

Income before income taxes includes a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan. This gain is recorded in our Electrical Power Products business segment.

M. ACCOUNTING RESTATEMENT

Previously issued financial statements as of and for the three and nine months ended June 30, 2011 are being restated to correct accounting errors at Powell Canada related to inaccurate recording of customer change orders, an erroneous journal entry recorded in accounts payable, incorrect close-out of costs and billings on certain jobs, and the application of an incorrect manufacturing overhead rate. This restatement decreased revenue and increased cost of goods sold, which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity as of and for the periods stated below.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Statement of Operations follow (in thousands):

	Three Months	Nine Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Revenue:
As previously reported	$142,135	$392,407
Adjustments	(766)	(1,254)

As restated	$141,369	$391,153

Cost of goods sold:
As previously reported	$118,637	$317,401
Adjustments	868	1,147

As restated	$119,505	$318,548

Gross Profit:
As previously reported	$23,498	$75,006
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$21,864	$72,605

Operating Income:
As previously reported	$2,851	$9,472
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$1,217	$7,071

Income before income taxes:
As previously reported	$2,829	$10,578
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$1,195	$8,177

Net income:
As previously reported	$1,707	$6,638
Adjustments to revenue	(766)	(1,254)
Adjustments to cost of goods sold	(868)	(1,147)

As restated	$73	$4,237

Earnings per share:
Basic:
As previously reported	$0.15	$0.57
Adjustments	(0.14)	(0.21)

As restated	$0.01	$0.36

Diluted:
As previously reported	$0.14	$0.56
Adjustments	(0.13)	(0.20)

As restated	$0.01	$0.36

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated Balance Sheet follow (in thousands):

June 30, 2011
Cost and estimated earnings in excess of billings on uncompleted contracts:
As previously reported	$43,927
Adjustments to estimated contract revenue on uncompleted contracts	(1,263)

As restated	$42,664

Inventories, net:
As previously reported	$41,344
Adjustments to cost of goods sold	(135)

As restated	$41,209

Accounts payable:
As previously reported	$46,777
Adjustments to cost of goods sold	1,003

As restated	$47,780

Retained earnings:
As previously reported	$251,607
Adjustments to net income	(2,401)

As restated	$249,206

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

As discussed in Note M of Notes to Condensed Consolidated Financial Statements, our financial statements as of and for the three and nine months ended June 30, 2011 have been restated. This management’s discussion and analysis gives effect to that restatement.

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

Results of Operations

Revenue and Gross Profit

Consolidated revenues increased $2.5 million to $141.4 million in the third quarter of fiscal 2011 compared to $138.9 million in the third quarter of fiscal 2010. For the third quarter of fiscal 2011, domestic revenues increased by 3.5% to $96.8 million compared to the third quarter of 2010. Total international revenues were $44.6 million in the third quarter of 2011 compared to $45.3 million in the third quarter of 2010. Gross profit for the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, decreased by approximately $16.4 million, to $21.9 million, and gross profit as a percentage of revenues decreased to 15.5% in the third quarter of fiscal 2011, compared to 27.5% in the third quarter of fiscal 2010. The decrease in gross profit and gross profit as a percentage of revenues resulted from the mix of projects in our backlog which was awarded in a more competitive environment than projects in process in fiscal 2010. We anticipate continued pressure on gross margin levels going forward given the overall mix and pricing of jobs currently in our backlog.

For the nine months ended June 30, 2011, consolidated revenues decreased $25.8 million to $391.2 million compared to $416.9 million for the nine months ended June 30, 2010. Revenues decreased as a result of reduced backlog at the beginning of fiscal 2011, as discussed above. For the first nine months of fiscal 2011, domestic revenues decreased by 13.2% to $262.3 million compared to the first nine months of fiscal 2010. Total international revenues increased to $128.9 million in the first nine months of 2011 compared to $114.6 million in the first nine months of fiscal 2010. The acquisition of Powell Canada contributed approximately $17.8 million of this increase in international revenues during the first nine months of 2011. Gross profit for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010, decreased by approximately $40.0 million, to $72.6 million, as a result of the reduction in volume and pressure on margins, as discussed above. These factors also contributed to the decrease in gross profit as a percentage of revenues to 18.6% for the first nine months of fiscal 2011, compared to 27.0% for the first nine months of fiscal 2010.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $134.4 million in the third quarter of fiscal 2011, compared to $129.4 million for the third quarter of fiscal 2010. In the third quarter of 2011, revenues from public and private utilities were approximately $37.0 million, compared to $32.7 million in the third quarter of fiscal 2010. Revenues from industrial and commercial customers totaled $89.9 million in the third quarter of 2011, an increase of $2.8 million compared to the third quarter of fiscal 2010. Municipal and transit projects generated revenues of $7.5 million in the third quarter of fiscal 2011 compared to $9.6 million in the third quarter of fiscal 2010.

Business segment gross profit, as a percentage of revenues, was 14.7% in the third quarter of fiscal 2011, compared to 27.1% in the third quarter of fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the pressure on margins, as discussed above. Gross profit in fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.

For the nine months ended June 30, 2011, our Electrical Power Products segment recorded revenues of $370.1 million, compared to $390.9 million for the nine months ended June 30, 2010. In the first nine months of fiscal 2011, revenues from public and private utilities were approximately $101.5 million, compared to $114.8 million in the first nine months of fiscal 2010. Revenues from commercial and industrial customers totaled $247.8 million in the first nine months of fiscal 2011, a decrease of $0.2 million compared to the first nine months of fiscal 2010. Municipal and transit projects generated revenues of $20.8 million in the first nine months of fiscal 2011, compared to $28.1 million in the first nine months of fiscal 2010.

For the nine months ended June 30, 2011, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 18.2%, compared to 26.4% for the nine months ended June 30, 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the reduction in volume and pressure on margins, as discussed above. The gross profit in 2010 benefitted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced work force, cancellation fees for orders that were cancelled from our backlog and the successful negotiation of change orders for which the costs were previously recognized.

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

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 93.9% in the third quarter of fiscal 2011, compared to 34.9% in the third quarter of fiscal 2010. For the first nine months of fiscal 2011, our effective tax rate was 48.2%, compared to 35.1% for the first nine months of fiscal 2010. The effective tax rates for both the third quarter of fiscal 2011 and the first nine months of fiscal 2011 have been negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate for the domestic production activities deduction and the research and development credit in the United States.

Net Income Attributable to Powell Industries, Inc.

In the third quarter of fiscal 2011, we generated net income of $0.1 million, or $0.1 per diluted share, compared to $10.3 million, or $0.88 per diluted share, in the third quarter of fiscal 2010. For the nine months ended June 30, 2011, we recorded net income of $4.2 million, or $0.36 per diluted share, compared to $29.8 million, or $2.56 per diluted share, for the nine months ended June 30, 2010.

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

Item 4. Controls and Procedures

Restatement

In November 2011, the Company concluded that certain accounting errors found at its Canadian operations (“Powell Canada”) would require the restatement of certain of its previously issued condensed consolidated financial statements. The accounting errors were the result of inaccurate recording of customer change orders, an erroneous journal entry, the incorrect close-out of estimated costs on certain jobs, and the incorrect application of a manufacturing overhead rate to construction contracts. This restatement decreased revenue and increased cost of goods sold, which resulted in a decrease in net income, earnings per share, total assets, and total stockholders’ equity as of and for the three and nine months ended June 30, 2011.

As discussed in Note M to the condensed consolidated financial statements included within this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, we have restated our previously issued financial statements.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our former Chief Executive Officer (“former CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. At the time that our Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2011 was filed, our former CEO and CFO concluded that as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance. The Company’s disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our former CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and in connection with the restatement as discussed in Note M of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, our management, including our current CEO and CFO, concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of June 30, 2011, because of material weaknesses in internal controls over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

2)	Revenue recognition process for long-term construction projects, Powell Canada – Controls over revenue recognition for long-term construction projects to ensure completeness, accuracy, existence and presentation of revenue, cost and estimated earnings in excess of billings on uncompleted projects, billings in excess of cost and estimated earnings on uncompleted projects, and other accrued expenses at Powell Canada were not effective which resulted in misstatements related to these accounts. Specifically,

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

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting. However, until the above-described controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control Over Financial Reporting

As described above, there were changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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