Form 10-K
period 2011-09-30
POWELL INDUSTRIES INC
filed 2011-12-12
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12488

Powell Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8550 Mosley RD	77075-1180
Houston, Texas (Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2011, was approximately $462,404,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At December 1, 2011, there were 11,766,981 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTORS

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, our ability to secure and satisfy customers, our customers’ financial conditions and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our website address is www.powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Approximately 67%, 71% and 77% of our consolidated revenues for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, were generated in the United States of America (U.S.). Approximately 80% of our long-lived assets were located in the U.S. at September 30, 2011, with the remaining long-lived assets located primarily in the United Kingdom (U.K.) and Canada. Financial information related to our business and geographical segments is included in Note N of Notes to Consolidated Financial Statements.

In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada) for $23.4 million, excluding debt assumed of $15.1 million and acquisition-related expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical, maintenance and services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. For further information on the Powell Canada acquisition, see Note D of Notes to Consolidated Financial Statements.

Electrical Power Products

Our Electrical Power Products business segment designs, develops, manufactures and markets custom engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include power control room substation packages, traditional and arc-resistant distribution switchgear, medium-voltage circuit breakers, offshore generator and control modules, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to in excess of 38,000 volts and are used in electric rail transportation, refining, chemical manufacturing, offshore oil and gas production, electric utility systems and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international design standards (IEC — International Electrotechnical Commission). We also seek to assist customers by providing value-added services such as spare parts, field service inspection and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We work to establish long-term relationships with the end users of our systems and with the design and construction engineering firms contracted by those end users.

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

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (EPC) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering and packaging of the various systems into a single deliverable. We market and sell our products and services to a wide variety of customers, markets and geographic regions, which are typically awarded in competitive bid situations. Contracts may represent large-scale projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, gaps in large project awards may cause material fluctuations in segment revenues.

We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. As a result of the fifteen-year supply agreement that we entered into on August 7, 2006, with General Electric Company (GE), our revenues from GE were $54 million, $58 million and $86 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, or 10%, 11% and 14% of our consolidated revenues for these periods. Aside from GE, with whom we have a long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. GE has become a significant customer and has accounted for, and could continue to account for, more than 10% of the annual revenues of this business segment as a result of the supply agreement that we entered into on August 7, 2006.

During fiscal years 2010 and 2009, no one country outside of the U.S. accounted for more than 10% of revenues with customers. However, during fiscal year 2011, our operations in Canada accounted for 17% of revenues with customers. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note N of Notes to Consolidated Financial Statements.

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

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Electrical Power Products business segment backlog at September 30, 2011, totaled $394.6 million compared to $245.4 million at September 30, 2010. Our backlog has increased due to orders received for large petrochemical and offshore oil and gas construction projects. We anticipate that approximately $370 million of our fiscal 2011 ending backlog will be fulfilled during our fiscal year 2012. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. These raw material costs represented 50% of our revenues in fiscal 2011. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in short-term delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2012. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual issues in the purchase of key raw materials and commodities in the past three years.

Inflation

This business segment is subject to the effects of changing prices. During the last three fiscal years, we experienced price volatility for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2011, 2010 or 2009.

Employees

At September 30, 2011, the Electrical Power Products business segment had 2,566 full-time employees located in the United States, the United Kingdom, Canada and Singapore. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $6.4 million, $6.0 million and $5.8 million in fiscal years 2011, 2010 and 2009, respectively, and are reported in selling, general and administrative expenses in the consolidated statement of operations.

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

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental and energy sectors. From time to time, a significant percentage of revenues may result from one specific contract or customer due to the nature of large projects common to this business segment. In fiscal years 2010 and 2009, revenues with one or more customers individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $3.2 million and $7.4 million in fiscal 2010 and 2009, respectively. In fiscal year 2011, no customer individually accounted for more than 10% of our segment revenues. Contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for a given customer. Thus, multiple and/or continuous projects of similar magnitude with the same customer are rare. As such, gaps in large project awards may cause material fluctuations in segment revenues.

During each of the past three fiscal years, the U.S. is the only country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note N of Notes to Consolidated Financial Statements.

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

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Process Control Systems business segment backlog at September 30, 2011, totaled $48.4 million compared to $36.9 million at September 30, 2010. We anticipate that approximately $22 million of our ending fiscal 2011 backlog will be fulfilled during our 2012 fiscal year. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Employees

The Process Control Systems business segment had 156 full-time employees at September 30, 2011, primarily located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $1.1 million, $0.4 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively, and are reported in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Various factors drive demand for our products and services, including the price of oil, capital expenditures, economic forecasts and financial markets. Continued uncertainty in the price of oil, capital expenditures, economic recovery or the financial markets could continue to impact our customers and severely impact the demand for projects that would result in orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our products and services and could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Our raw material costs represented 49% of our revenues for the fiscal year ended September 30, 2011. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements or price increases could increase production costs and adversely affect profitability.

We face risks relating to material weaknesses in our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements for the year ended September 30, 2011, we identified control deficiencies that constitute material weaknesses in our internal control over financial reporting. The following control deficiencies were present at September 30, 2011:

1) Financial close and reporting process, Powell Canada — Controls over the month-end financial close and reporting process, which provide for the completeness, accuracy, valuation and presentation of account balances at Powell Canada were not effective, which resulted in misstatements to cost of sales, inventory, work in progress and accounts payable.

2) Revenue recognition process for long-term construction projects, Powell Canada — Controls over revenue recognition for long-term construction projects to ensure completeness, accuracy, existence and presentation of revenue, cost and estimated earnings in excess of billings on uncompleted projects, billings in excess of cost and estimated earnings on uncompleted projects, and other accrued expenses at Powell Canada were not effective which resulted in misstatements related to these accounts.

3) Cost accumulation process, Powell Canada — Controls over the accumulation and reporting of construction job costs, including the application of overhead and recording labor, to provide for the accurate reporting of revenue and cost and estimated earnings in excess of billings on completed projects at Powell Canada were not effective.

4) Revenue and accounts receivable process for service contracts, Powell Canada — Controls over the revenue and accounts receivable process for service contracts to ensure the completeness, accuracy, existence, valuation, rights and presentation of service contract revenues and accounts receivable were not effective or adequate to prevent or detect material misstatements of these accounts in our consolidated financial statements.

These control deficiencies could result in a future material misstatement of the annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that the above control deficiencies represent material weaknesses.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal reporting over financial reporting and revenue recognition. Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2011. However, until the newly implemented controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to ensure that the material weaknesses discussed above are remediated as soon as practicable. Please see Item 9A. “Controls and Procedures” of this Annual Report for a more complete description of these control deficiencies and material weaknesses and certain measures we have undertaken to remediate our deficiencies.

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

Our operations could be adversely impacted by the continuing effects from the U.S. government regulations on offshore deepwater drilling projects.

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, the U.S. government has implemented new safety and certification requirements applicable to drilling activities in the U.S. Gulf of Mexico, has imposed additional requirements with respect to development and production activities in the U.S. Gulf of Mexico and has delayed the approval of applications to drill in both deepwater and shallow-water areas. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before they resume deepwater drilling. While certain new drilling plans and drilling permits have been approved during 2011, we cannot predict when the pace at which operators in the U.S. Gulf of Mexico will be able to satisfy these requirements and return to previous levels of active drilling. Further, we cannot predict what the continuing effects from the U.S. government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to these regulations. Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations.

International and political events may adversely affect our operations.

International sales accounted for 33% of our revenues in fiscal 2011, including sales from our operations in the United Kingdom and Canada. We primarily operate in developed countries with historically stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the U.S. or other countries.

Our acquisition strategy involves a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. We may be unable to implement this strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our acquisition strategy involves certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. It is possible impairment charges resulting from the overpayment for an acquisition may negatively impact our earnings. A disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention could adversely affect profitability.

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

The efficient execution of our business is dependent upon the proper functioning of our enterprise resource planning (ERP) system that supports our human resources, accounting, estimating, financial, job management and customer systems. Any significant failure or malfunction of our ERP system may result in disruption of our operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of this ERP system.

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

We own or lease manufacturing facilities, sales offices, field offices and repair centers located throughout the U.S. and Canada, and we have a manufacturing facility located in the United Kingdom. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal locations by segment as of September 30, 2011, are as follows:

	Number		Approximate Square Footage
Location	of Facilities	Acres	Owned	Leased
Electrical Power Products:
Houston, TX	3	78.1	446,600	138,600
North Canton, OH	1	8.0	115,200	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Edmonton, Alberta, Canada	2		—	70,700
Calgary, Alberta, Canada	1		—	8,200
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	29,700
Chantilly, VA	1		—	5,200
East Rutherford, NJ	1		—	8,700

All leased properties are subject to long-term leases with remaining lease terms ranging from one to five years as of September 30, 2011. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

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

We did not submit any matter to a vote of our stockholders during the fourth quarter of fiscal year 2011.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ for our common stock.

	High	Low
Fiscal Year 2010:
First Quarter	$41.66	$30.32
Second Quarter	34.27	27.71
Third Quarter	36.10	27.01
Fourth Quarter	36.67	26.26
Fiscal Year 2011:
First Quarter	$37.65	$29.13
Second Quarter	40.88	32.97
Third Quarter	40.82	32.01
Fourth Quarter	41.64	30.28

As of December 1, 2011, the last reported sales price of our common stock on the NASDAQ was $30.95 per share. As of December 1, 2011, there were 514 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The following graph compares, for the period from October 1, 2006, to September 30, 2011, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment Group (a select group of peer companies – Advanced Energy Industries, Inc.; Altra Holdings Inc.; AZZ Inc.; CTC Corporation; DXP Enterprises Inc.; ENGlobal Corporation; ESCO Technologies Inc.; Franklin Electric Company, Inc.; Integrated Electrical Services, Inc.; Methode Electronics Inc. and Power-One Inc.). The comparison assumes that $100 was invested on October 1, 2006, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment Group. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

In December 2009, we acquired Powell Canada. Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical, maintenance and services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada, are included in our Electrical Power Products business segment from the acquisition date.

	Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations:
Revenues	$562,397	$550,692	$665,851	$638,704	$564,282
Cost of goods sold	462,467	408,635	520,802	512,298	468,691

Gross profit	99,930	142,057	145,049	126,406	95,591
Selling, general and administrative expenses	85,058	84,457	79,954	80,416	73,639
Amortization of intangible assets	4,752	4,477	3,460	3,585	3,607
Impairments	7,158	7,452	—	—	—

Operating income	2,962	45,671	61,635	42,405	18,345
Gain on sale of investment	(1,229)	—	—	—	—
Interest expense, net	194	610	976	2,537	2,943

Income before income taxes	3,997	45,061	60,659	39,868	15,402
Income tax provision	6,712	19,894	20,734	14,072	5,468

Net income (loss)	(2,715)	25,167	39,925	25,796	9,934
Net (income) loss attributable to noncontrolling interest	—	(159)	(208)	51	(21)

Net income (loss) attributable to Powell Industries, Inc.	$(2,715)	$25,008	$39,717	$25,847	$9,913

Basic earnings per share attributable to Powell Industries, Inc.	$(0.23)	$2.17	$3.48	$2.29	$0.90

Diluted earnings per share attributable to Powell Industries, Inc.	$(0.23)	$2.14	$3.43	$2.26	$0.88

	As of September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$123,466	$115,353	$97,403	$10,134	$5,257
Property, plant and equipment, net	59,637	63,676	61,036	61,546	67,401
Total assets	421,676	400,712	404,840	397,634	341,015
Long-term debt and capital lease obligations, including current maturities	5,441	6,885	9,492	41,758	35,836
Total stockholders’ equity	275,343	277,303	246,761	206,874	173,549
Total liabilities and stockholders’ equity	421,676	400,712	404,840	397,634	341,015

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

In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries (referred to herein as Powell Canada) for $23.4 million, excluding debt assumed of $15.1 million and acquisition-related expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical, maintenance and services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date.

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

The markets in which Powell participates in are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during fiscal 2010 and our backlog has increased to $443.0 million at September 30, 2011. Some of our recent orders received are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This increased competition, along with higher commodity prices, will continue to place downward pressure on gross profit margins as we work to fulfill these orders in fiscal 2012 and 2013. Project execution challenges and integration efforts at Powell Canada could also negatively impact net income in fiscal 2012.

Results of Operations

Twelve Months Ended September 30, 2011 (Fiscal 2011) Compared to Twelve Months Ended September 30, 2010 (Fiscal 2010)

Revenue and Gross Profit

Consolidated revenues increased $11.7 million to $562.4 million in Fiscal 2011 compared to $550.7 million in Fiscal 2010. Revenues increased primarily as a result of the $25.0 million full year impact of revenues from Powell Canada which was acquired in the first quarter of Fiscal 2010. Domestic revenues decreased by 3.6% to $378.9 million in Fiscal 2011 compared to $393.3 million in Fiscal 2010, primarily due to reduced manufacturing and service activities because of the lower level of backlog at the beginning of Fiscal 2011. International revenues increased from $157.6 million in Fiscal 2010 to $183.5 million in Fiscal 2011. Gross profit in Fiscal 2011 decreased by $42.1 million compared to Fiscal 2010, as a result of the competitive pressure on margins, as discussed above, as well as execution-related challenges on certain large projects at Powell Canada. These factors also contributed to the decrease in gross profit as a percentage of revenues to 17.8% in Fiscal 2011, compared to 25.8% in Fiscal 2010.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $533.3 million in Fiscal 2011, compared to $517.1 million in Fiscal 2010. Revenues increased as a result of the $25.0 million full year impact of revenues from Powell Canada which was acquired in the first quarter of Fiscal 2010. Excluding the increase related to the revenues at Powell Canada, revenues decreased primarily due to reduced manufacturing and service activities because of the lower level of backlog at the beginning of Fiscal 2011. In Fiscal 2011, revenues from public and private utilities were $166.6 million compared to $148.6 million in Fiscal 2010. Revenues from commercial and industrial customers totaled $320.5 million in Fiscal 2011, a decrease of $10.2 million compared to Fiscal 2010. Municipal and transit projects generated revenues of $46.2 million in Fiscal 2011 compared to $37.6 million in Fiscal 2010.

Business segment gross profit, as a percentage of revenues, was 17.2% in Fiscal 2011 compared to 25.1% in Fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the competitive pressure on margins, as discussed above, as well as execution-related challenges on certain large projects at Powell Canada. Gross profit in Fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.

Process Control Systems

In Fiscal 2011, our Process Control Systems business segment recorded revenues of $29.1 million, a decrease from $33.6 million in Fiscal 2010. Business segment gross profit, as a percentage of revenues, decreased to 28.2% for Fiscal 2011, compared to 36.5% for Fiscal 2010. This decrease in revenues and gross profit as a percentage of revenues resulted from a less favorable mix of projects.

For additional information related to our business segments, see Note N of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 15.1% of revenues in Fiscal 2011 compared to 15.3% of revenues in Fiscal 2010. Selling, general and administrative expenses remained relatively unchanged at $85.1 million in Fiscal 2011 compared to $84.5 million in Fiscal 2010. Decreases in short-term and long-term incentive compensation resulting from lower earnings compared to Fiscal 2010 were offset by increased depreciation expense related to the Company’s ERP system in Fiscal 2011, compared to Fiscal 2010. Additionally, separation payments of $2.6 million to our former CEO were recorded in selling, general and administrative expenses in the fourth quarter of which $1.2 million was paid in October 2011, with the balance being comprised of deferred payments and compensation expense related to the vesting of outstanding equity-based awards. In the prior year there were acquisition-related costs of $2.4 million related to the acquisition of Powell Canada. Selling, general and administrative expenses decreased as a percentage of revenues in Fiscal 2011 as a result of the increase in revenue of $11.7 million.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.8 million in Fiscal 2011, compared to $4.5 million in Fiscal 2010. This increase was from the full year impact of the amortization of the intangible assets recorded as a result of acquisitions in Canada.

Gain on sale of investment

Gain on sale of investment resulted from a $1.2 million gain recorded in the second quarter of Fiscal 2011 from cash received for the sale of our 50% equity investment in Kazakhstan which was previously a part of the acquisition of Powell Canada in Fiscal 2010

Impairments

An impairment charge of $7.2 million was recorded in Fiscal 2011 related to the impairment of the intangible assets related to the Powell Canada. This impairment of intangible assets is the result of continued operating losses from Powell Canada and the execution-related challenges on certain large projects, which have reduced the Company’s projections for future revenues and cash flows from Powell Canada.

An impairment of goodwill of $7.5 million was recorded in Fiscal 2010 related to the Powell Canada acquisition. The Company’s strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge.

Interest Income and Expense

Interest expense was $0.4 million in Fiscal 2011, a decrease of approximately $0.5 million compared to Fiscal 2010. The decrease in interest expense was primarily due to lower amounts outstanding under our credit facilities during Fiscal 2011.

Interest income was $0.2 million in Fiscal 2011 compared to $0.3 million in Fiscal 2010.

Income Tax Provision

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 167.9% in Fiscal 2011 compared to 44.1% in Fiscal 2010. The effective tax rate for Fiscal 2011 has been negatively impacted by our inability to record the tax benefit of $4.5 million related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate for the domestic production activities deduction and the research and development credit in the United States.

Net Income (Loss) Attributable to Powell Industries, Inc.

In Fiscal 2011, we recorded a net loss of $2.7 million, or a loss of $0.23 per diluted share, compared to net income of $25.0 million, or earnings of $2.14 per diluted share, in Fiscal 2010. The impairment of intangible assets for Powell Canada of $7.2 million, and our inability to record the tax benefits of $4.5 million related to the pre-tax losses in Canada contributed to our net loss in Fiscal 2011. Fiscal 2011 was also negatively impacted by execution-related challenges on certain large projects at Powell Canada. The overall decrease in net income in Fiscal 2011 compared to Fiscal 2010 results from competitive pressure on gross margins compared to Fiscal 2010 which benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods. Net income for Fiscal 2010 was negatively impacted by the impairment of goodwill of approximately $7.5 million and our inability to record the tax benefit of $3.7 million related to the pre-tax losses in Canada.

Backlog

The order backlog at September 30, 2011, was $443.0 million, compared to $282.3 million at September 30, 2010. New orders placed during Fiscal 2011 totaled $725.2 million compared to $466.8 million in Fiscal 2010. Backlog has increased primarily due to an increase in activity in petrochemical and offshore oil and gas construction projects. Some of our recent orders received are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, and most were awarded in competitive bid situations.

Fiscal 2010 Compared to Twelve Months Ended September 30, 2009 (Fiscal 2009)

Revenue and Gross Profit

Consolidated revenues decreased $115.2 million to $550.7 million in Fiscal 2010 compared to $665.9 million in Fiscal 2009. Revenues decreased as a result of the decrease in demand for our products and services. Domestic revenues decreased by 23.8% to $393.3 million in Fiscal 2010 compared to $516.0 million in Fiscal 2009. International revenues increased from $149.9 million in Fiscal 2009 to $157.6 million in Fiscal 2010. The acquisition of Powell Canada contributed $51.1 million of our international revenues during Fiscal 2010. Gross profit in Fiscal 2010 decreased by $3.0 million compared to Fiscal 2009, primarily as a result of lower revenues.

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

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $517.1 million in Fiscal 2010, compared to $630.0 million in Fiscal 2009. In Fiscal 2010, revenues from public and private utilities were $148.6 million compared to $154.3 million in Fiscal 2009. The acquisition of Powell Canada contributed $51.1 million of revenue during Fiscal 2010. Revenues from commercial and industrial customers totaled $330.8 million in Fiscal 2010, a decrease of $93.9 million compared to Fiscal 2009. Municipal and transit projects generated revenues of $37.6 million in Fiscal 2010 compared to $51.1 million in Fiscal 2009.

Business segment gross profit, as a percentage of revenues, was 25.1% in Fiscal 2010 compared to 20.6% in Fiscal 2009. This increase in gross profit as a percentage of revenues resulted from strong market demand when the projects were negotiated, reduced costs on project completion from operational efficiencies, a reduced workforce, reduced warranty costs, cancellation fees, as defined in the contract, for orders that were cancelled from our backlog and the successful negotiation of change orders and the favorable negotiation of a customer claim for which the costs were previously recognized.

Process Control Systems

In Fiscal 2010, our Process Control Systems business segment recorded revenues of $33.6 million, a decrease from $35.9 million in Fiscal 2009. Business segment gross profit, as a percentage of revenues, decreased to 36.5% for Fiscal 2010, compared to 43.5% for Fiscal 2009. This decrease in revenues and gross profit as a percentage of revenues is related to the mix of jobs currently in the backlog and revenues of $3.5 million and gross profit of $2.8 million in the third quarter of Fiscal 2009, resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.

For additional information related to our business segments, see Note N of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased to 15.3% of revenues in Fiscal 2010 compared to 12.0% of revenues in Fiscal 2009. Selling, general and administrative expenses increased to $84.5 million in Fiscal 2010 compared to $80.0 million in Fiscal 2009. This increase was primarily related to the acquisition of Powell Canada and includes acquisition-related costs of $2.4 million. Selling, general and administration expenses increased as a percentage of revenues as a result of our decline in revenues, along with the fact that portions of our sales and administrative support infrastructure is necessary to support our customers, invest in information systems, continue research and development and pursue project opportunities.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.5 million in Fiscal 2010, compared to $3.5 million in Fiscal 2009. This increase was from the amortization of the intangible assets recorded as a result of the acquisition of Powell Canada.

Impairments

An impairment of goodwill of $7.5 million was recorded in Fiscal 2010 related to the Powell Canada acquisition. The Company’s strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge.

Interest Income and Expense

Interest expense was $0.9 million in Fiscal 2010, a decrease of $0.2 million compared to Fiscal 2009. The decrease in interest expense was primarily due to lower amounts outstanding under our credit facilities in the U.S. and U.K. during Fiscal 2010.

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

Net Income Attributable to Powell Industries, Inc.

In Fiscal 2010, we recorded net income of $25.0 million, or $2.14 per diluted share, compared to $39.7 million, or $3.43 per diluted share, in Fiscal 2009. We generated improved gross profits as a percentage of revenues for the Company as a whole as a result of favorable margins on project completion due to operational efficiencies and cancellation fees for orders that were cancelled from our backlog, along with the successful negotiation of change orders and the favorable negotiation of a customer claim in Fiscal 2010 for which costs were previously recognized. Net income for Fiscal 2010 was negatively impacted by the impairment of goodwill of $7.5 million and the valuation allowance recorded on foreign deferred tax assets of $3.7 million. As previously discussed, net income in Fiscal 2009 included the benefit of the $3.5 million mediated settlement, reduced by legal and other expenses of approximately $0.7 million, net of tax, related to a previously completed contract that was in dispute for several years.

Backlog

The order backlog at September 30, 2010, was $282.3 million, compared to $365.8 million at September 30, 2009. New orders placed during Fiscal 2010 totaled $466.8 million compared to $511.2 million in Fiscal 2009. Backlog decreased during the second half of Fiscal 2009 and into Fiscal 2010 due to the ongoing economic downturn which has led our customers to reduce and delay spending on new capital projects. This decline in backlog throughout Fiscal 2010 negatively impacted our revenues in Fiscal 2010 and continued to negatively impact our revenues into Fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents increased to $123.5 million at September 30, 2011, as a result of cash flow provided by operations of approximately $15.5 million for Fiscal 2011. As of September 30, 2011, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization ratio was 1.9%.

At September 30, 2011, we had cash and cash equivalents of $123.5 million, compared to $115.4 million at September 30, 2010. We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of September 30, 2011, there were no amounts borrowed under this line of credit. We also have a $19.4 million revolving credit facility in Canada. At September 30, 2011, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $5.4 million at September 30, 2011, compared to $6.9 million at September 30, 2010. Letters of credit outstanding were $13.2 million and $15.2 million at September 30, 2011 and 2010, respectively, which reduce our availability under our U.S. credit facility. Amounts available under the U.S. revolving credit facility were $61.8 million at September 30, 2011. Amounts available under the Canadian revolving credit facility were $16.5 million at September 30, 2011. For further information regarding our debt, see Notes H and L of Notes to Consolidated Financial Statements.

Approximately $8.0 million of our cash at September 30, 2011, was held internationally for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and support and expand international operations. We believe that cash and cash equivalents, projected cash flows from operations and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and debt repayments for the foreseeable future. In the event that management elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we would incur additional tax expense upon such repatriation.

Operating Activities

During Fiscal 2011 and Fiscal 2010, cash provided by operating activities was $15.5 million and $64.1 million, respectively. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. The decrease in Fiscal 2011 cash flow from operations resulted primarily from the net loss and increase in accounts receivable. During Fiscal 2010, cash provided by operating activities was $64.1 million and resulted primarily from net income and decreases in accounts receivable, offset by decreases in accounts payable and income taxes payable. During Fiscal 2009, cash provided by operating activities was $127.0 million and resulted primarily from net income and our increased efforts to manage inventory and billings to customers.

Investing Activities

Investments in property, plant and equipment during Fiscal 2011 totaled $7.3 million compared to $4.4 million and $8.1 million in Fiscal 2010 and 2009, respectively. During Fiscal 2011, we received cash of $1.2 million from the sale of our 50% equity investment in Kazakhstan and established a restricted cash account of $1.0 million for the purchase of land near Houston, Texas, which subsequently occurred in October 2011. During Fiscal 2011, our capital expenditures primarily related to the implementation of ERP systems and construction of a warehouse at one of our U.S. facilities. During Fiscal 2010, we paid cash of $23.4 million, excluding debt assumed and acquisition-related expenses, to acquire Powell Canada. Additionally, $0.6 million was paid to acquire the noncontrolling interest related to our joint venture in Singapore (Powell Asia), which has been strategically realigned from an operating entity to a sales and marketing function within Powell. Our capital expenditures in Fiscal 2009 related primarily to the expansion of one of our operating facilities and for upgrades to our ERP systems.

There were no material proceeds from the sale of fixed assets in Fiscal 2011, 2010 or 2009.

Financing Activities

Net cash used in financing activities was $0.8 million during Fiscal 2011. Net cash used in financing activities was $19.4 million in Fiscal 2010, as we paid down our Canadian revolving line of credit and term loan from the cash flow provided by our operating activities. Net cash used in financing activities was $30.4 million in Fiscal 2009 because we paid down our U.S. and U.K. revolving lines of credit and the term loan from the cash flow provided by our operating activities.

Contractual and Other Obligations

At September 30, 2011, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2011, Payments Due by Period:	Long-Term Debt Obligations	Capital Lease Obligations	Operating Lease Obligations	Total
Less than 1 year	$420	$783	$3,506	$4,709
1 to 3 years	835	284	3,567	4,686
3 to 5 years	826	26	206	1,058
More than 5 years	2,431	—	1	2,432

Total long-term contractual obligations	$4,512	$1,093	$7,280	$12,885

As of September 30, 2011, the total unrecognized tax benefit related to uncertain tax positions was $0.8 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months unrecognized tax benefits will remain unchanged despite the expiration of certain statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $22.5 million as of September 30, 2011, of which $13.2 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result from a contingent event related to our letters of credit (in thousands):

As of September 30, 2011, Payments Due by Period:	Letters of Credit
Less than 1 year	$20,656
1 to 3 years	1,539
3 to 5 years	300
More than 5 years	—

Total long-term commercial obligations	$22,495

We also had performance and maintenance bonds totaling $195.1 million that were outstanding at September 30, 2011. Performance and maintenance bonds are used to guarantee contract performance to our customers.

Outlook

The markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering Fiscal 2011, down $83.5 million from the beginning of Fiscal 2010. However, during the past twelve months, orders received were $725.2 million compared to $466.8 million during the same twelve-month period of Fiscal 2010 and our backlog has increased to $443.0 million at September 30, 2011. Some of our recent orders received are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This increased competition, along with higher commodity prices, has continued to place downward pressure on gross profit as we work to fulfill these orders in fiscal 2012 and 2013.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the U.S., as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue, however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue to increase as investment in large capital-intensive infrastructure projects begin to receive funding and support. The increase in our backlog to $443.0 million at September 30, 2011 resulted from several large projects awarded related to petrochemical and offshore oil and gas construction projects which will help solidify our backlog going into fiscal 2012.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. During this period of continued economic and market uncertainty, we will continue to monitor the factors that drive our markets. We will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Effects of Inflation

We have experienced price volatility related to raw materials, primarily copper, aluminum and steel, during the past three years. Fixed-price contracts can limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. We anticipate that the volatility in commodity prices could impact our operations in Fiscal 2012.

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

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

See Note E of the Notes to Consolidated Financial Statements for a discussion of our impairment recorded related to the acquisition of Powell Canada.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the net deferred tax asset recorded as of September 30, 2011, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated statements upon adoption.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not had a material impact on our consolidated financial statements.

In May 2011, the FASB issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value of disclosing information about fair value measurements has changed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance for our fiscal year beginning October 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment. Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our Fiscal 2013. Early adoption is permitted. This guidance is not expected to have a material impact on our reported results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

If we determine to borrow under one of our credit facilities, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates would result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at September 30, 2011.

During Fiscal 2010 and Fiscal 2011, we entered into nine foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts were designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our consolidated balance sheets. At September 30, 2011, all foreign currency forward contracts have been settled, with no balances recorded on our consolidated balance sheets related to these transactions.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the financial close and reporting process, the revenue recognition process for long-term construction projects, the cost accumulation process, and the revenue and accounts receivable process for service contracts, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

December 12, 2011

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$123,466	$115,353
Cash held in escrow	1,000	—
Accounts receivable, less allowance for doubtful accounts of $391 and $907, respectively	109,317	91,766
Costs and estimated earnings in excess of billings on uncompleted contracts	51,568	38,064
Inventories, net	36,640	38,244
Income taxes receivable	4,071	6,726
Deferred income taxes	3,580	3,087
Prepaid expenses and other current assets	7,040	8,951

Total Current Assets	336,682	302,191
Property, plant and equipment, net	59,637	63,676
Goodwill	1,003	1,003
Intangible assets, net	15,847	26,132
Other assets	8,507	7,710

Total Assets	$421,676	$400,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,140	$1,683
Income taxes payable	881	1,500
Accounts payable	56,893	41,850
Accrued salaries, bonuses and commissions	22,314	25,064
Billings in excess of costs and estimated earnings on uncompleted contracts	44,523	31,009
Accrued product warranty	4,603	5,929
Other accrued expenses	7,370	7,711

Total Current Liabilities	137,724	114,746
Long-term debt and capital lease obligations, net of current maturities	4,301	5,202
Deferred compensation	3,242	2,730
Postretirement benefit obligation	900	532
Other liabilities	166	199

Total Liabilities	146,333	123,409

Commitments and Contingencies (Note L)
Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,752,393 and 11,676,955 shares issued and outstanding, respectively	117	117
Additional paid-in capital	34,343	33,569
Retained earnings	242,254	244,969
Accumulated other comprehensive income (loss)	(1,371)	(1,352)

Total Stockholders’ Equity	275,343	277,303

Total Liabilities and Equity	$421,676	$400,712

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2011	2010	2009
Revenues	$562,397	$550,692	$665,851
Cost of goods sold	462,467	408,635	520,802

Gross profit	99,930	142,057	145,049

Selling, general and administrative expenses	85,058	84,457	79,954
Amortization of intangible assets	4,752	4,477	3,460
Impairments	7,158	7,452	—

Operating income	2,962	45,671	61,635

Gain on sale of investment	(1,229)	—	—
Interest expense	408	870	1,107
Interest income	(214)	(260)	(131)

Income before income taxes	3,997	45,061	60,659

Income tax provision	6,712	19,894	20,734

Net income (loss)	(2,715)	25,167	39,925

Net (income) loss attributable to noncontrolling interest	—	(159)	(208)

Net income (loss) attributable to Powell Industries, Inc.	$(2,715)	$25,008	$39,717

Earnings (loss) per share attributable to Powell Industries, Inc.:
Basic	$(0.23)	$2.17	$3.48

Diluted	$(0.23)	$2.14	$3.43

Weighted average shares:
Basic	11,735	11,545	11,424

Diluted	11,735	11,693	11,591

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated Other Comprehensive Income/(Loss)
	Other Comprehensive Income (Loss)			Additional Paid-in Capital
		Common Stock			Retained Earnings
		Shares	Amount				Total
Balance, September 30, 2008		11,404	$114	$26,181	$180,244	$335	$206,874
Net income	$39,717	—	—	—	39,717	—	39,717
Foreign currency translation adjustments	(2,867)	—	—	—	—	(2,867)	(2,867)
Amortization of deferred compensation-ESOP	—	—	—	158	—	—	158
Exercise of stock options	—	31	1	513	—	—	514
Stock-based compensation	—	29	—	1,623	—	—	1,623
Income tax benefit from stock options exercised	—	—	—	291	—	—	291
Amortization of restricted stock	—	—	—	476	—	—	476
Issuance of restricted stock	—	16	—	159	—	—	159
Unrealized loss on cash flow hedges, net of tax of $164	(304)	—	—	—	—	(304)	(304)
Postretirement benefit adjustment, net of tax of $67	120	—	—	—	—	120	120

Total comprehensive income	36,666	—	—	—	39,717	(3,051)	36,666

Balance, September 30, 2009		11,480	115	29,401	219,961	(2,716)	246,761
Net income	25,008	—	—	—	25,008	—	25,008
Foreign currency translation adjustments	1,467	—	—	—	—	1,467	1,467
Exercise of stock options	—	109	1	1,699	—	—	1,700
Stock-based compensation	—	58	1	791	—	—	792
Income tax benefit from stock options exercised	—	—	—	878	—	—	878
Amortization of restricted stock	—	—	—	467	—	—	467
Issuance of restricted stock	—	30	—	333	—	—	333
Unrealized loss on cash flow hedges, net of tax of $265	(206)	—	—	—	—	(206)	(206)
Postretirement benefit adjustment, net of tax of $58	103	—	—	—	—	103	103

Total comprehensive income	26,372	—	—	—	25,008	1,364	26,372

Balance, September 30, 2010		11,677	117	33,569	244,969	(1,352)	277,303
Net loss	(2,715)	—	—	—	(2,715)	—	(2,715)
Foreign currency translation adjustments	(19)	—	—	—	—	(19)	(19)
Exercise of stock options	—	27	—	495	—	—	495
Stock-based compensation (see Note M)	—	20	—	(1,223)	—	—	(1,223)
Income tax benefit from stock options exercised	—	—	—	180	—	—	180
Amortization of restricted stock	—	—	—	280	—	—	280
Issuance of restricted stock	—	28	—	1,042	—	—	1,042
Unrealized gain on cash flow hedges, net of tax of $94	111	—	—	—	—	111	111
Postretirement benefit adjustment, net of tax of $60	(111)	—	—	—	—	(111)	(111)

Total comprehensive income (loss)	$(2,734)	—	—	—	(2,715)	(19)	(2,734)

Balance, September 30, 2011		11,752	$117	$34,343	$242,254	$(1,371)	$275,343

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2011	2010	2009
Operating Activities:
Net income (loss)	$(2,715)	$25,167	$39,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,598	9,154	7,493
Amortization	4,848	4,549	3,469
Impairments	7,158	7,452	—
Stock-based compensation	99	1,929	2,256
Bad debt expense	(114)	410	959
Deferred income taxes	(425)	(348)	(1,447)
Gain on sale of investment	(1,229)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,616)	39,687	15,392
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,519)	8,243	35,701
Inventories	1,542	12,320	25,884
Prepaid expenses and other current assets	4,514	(5,813)	(3,432)
Other assets	(2,627)	440	(194)
Accounts payable and income taxes payable	14,487	(20,281)	(4,891)
Accrued liabilities	(4,255)	(5,392)	(40)
Billings in excess of costs and estimated earnings on uncompleted contracts	13,553	(13,762)	5,789
Other	1,188	378	120

Net cash provided by operating activities	15,487	64,133	126,984

Investing Activities:
Proceeds from sale of fixed assets	354	14	30
Purchases of property, plant and equipment	(7,347)	(4,420)	(8,081)
Proceeds from sale of investment	1,229	—	—
Increase in cash held in escrow	(1,000)	—	—
Purchase of noncontrolling interest — Powell Asia	—	(659)	—
Acquisition of Powell Canada	—	(23,394)	—

Net cash used in investing activities	(6,764)	(28,459)	(8,051)

Financing Activities:
Borrowings on US revolving line of credit	—	—	50,953
Payments on US revolving line of credit	—	—	(69,953)
Payments on UK revolving line of credit	—	—	(2,388)
Payments on UK term loan	—	—	(4,223)
Borrowings on Canadian revolving line of credit	7,810	891	—
Payments on Canadian revolving line of credit	(7,818)	(13,984)	—
Payments on Canadian term loan	—	(2,429)	—
Payments on industrial development revenue bonds	(400)	(400)	(400)
Payments on deferred acquisition payable	—	(4,292)	(5,220)
Payments on short-term and other financing	(1,068)	(1,087)	(13)
Proceeds from exercise of stock options	495	1,700	515
Tax benefit from exercise of stock options	180	209	291

Net cash used in financing activities	(801)	(19,392)	(30,438)

Net increase in cash and cash equivalents	7,922	16,282	88,495
Effect of exchange rate changes on cash and cash equivalents	191	1,668	(1,226)
Cash and cash equivalents at beginning of year	115,353	97,403	10,134

Cash and cash equivalents at end of year	$123,466	$115,353	$97,403

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

In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada) for $23.4 million, excluding debt assumed of $15.1 million and acquisition-related expenses. Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical, maintenance and services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date. For further information on the Powell Canada acquisition, see Note D.

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

Restricted Cash

Cash of $1.0 million was held in escrow at September 30, 2011. This restricted cash was related to a purchase of land which subsequently closed in October 2011 for $6.5 million.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2011	2010	2009
Cash paid during the period for:
Interest	$102	$563	$439
Income taxes, net of refunds	3,889	31,993	21,527

Fair Value of Financial Instruments

Financial instruments include cash, short-term investments, marketable securities, receivables, payables and debt obligations. Except as described below, due to the short-term nature of the investments, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate, the Canadian Prime Rate or the bank’s prime rate.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2011 and 2010, accounts receivable included retention amounts of $6.1 million and $9.0 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.9 million of the retained amount at September 30, 2011, is expected to be collected subsequent to September 30, 2012.

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

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our property, plant and equipment and periodically review these estimates to determine whether these lives are appropriate.

Intangible Assets Which Are Amortized

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such assets is necessary. For intangible assets that are amortized, we review their estimated useful lives and evaluate whether events and circumstances warrant a revision to the remaining useful life. For additional information regarding our intangible assets and related impairment, see Note E.

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

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of September 30, 2011, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed primarily based on the estimated completion to date calculated by multiplying the total contract price by percentage of performance to date, based on total costs or total labor dollars incurred to date to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is determined to be a more accurate method of measuring the progress of the projects. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $7.5 million, $6.5 million and $6.0 million in fiscal years 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the stock option or restricted stock award and recognize it as expense over the applicable vesting period of the stock award using the straight-line method. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

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

New Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated statements upon adoption.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update has not had a material impact on our consolidated financial statements.

In May 2011, the FASB issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and

International Financial Reporting Standards. This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value of disclosing information about fair value measurements has changed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance for our fiscal year beginning October 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment. Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our Fiscal 2013. Early adoption is permitted. This guidance is not expected to have a material impact on our reported results of operations or financial position.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2011
Assets
Cash equivalents	$65,792	$—	$—	$65,792

Total	$65,792	$—	$—	$65,792

Liabilities
Foreign currency forward contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above tables. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at September 30, 2011. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Consolidated Balance Sheets for that period. See Note J for further discussion regarding our derivative instruments.

D.    Acquisitions

On December 15, 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems, Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Edmonton, Alberta, Canada and provides electrical, maintenance and services in western

Canada. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. This acquisition supports our strategy to expand our geographic presence into Canada, as well as increasing our service and maintenance capabilities.

We paid $23.4 million, plus acquisition-related expenses of $2.4 million, for the acquisition from our existing cash and cash equivalents and assumed $15.1 million of existing bank debt. See the table below for assets acquired and liabilities assumed. In December 2009, $2.4 million of the $23.4 million purchase price was placed into an escrow account related to the purchase of PowerComm’s 50% interest in the operations of a joint venture in Kazakhstan. This transaction closed in April 2010 and the escrow was released.

Additionally, the finalization of the net asset adjustment related to the Kazakhstan transaction and the calculation of the management fee agreement related to the operating results of the Kazakhstan joint venture from December 16, 2009, through March 31, 2010, as defined in the acquisition agreement, resulted in a refund to the Company of $472,000, which was received subsequent to September 30, 2010, and was recorded as a receivable at September 30, 2010, in our consolidated balance sheet.

In the fourth quarter of fiscal year 2010, the Company made a strategic decision to exit the 50% owned joint venture in Kazakhstan. We did not record our share of revenue and expense or assets and liabilities as financial information was not available and based on the fact that this information was not material to the consolidated financial results of operations or cash flows of the Company. We received $1.2 million in the second quarter of fiscal 2011 resulting from the sale of our 50% investment in a joint venture in Kazakhstan, which is recorded in gain on sale of investment in our Consolidated Statements of Operations.

The purchase price allocated to the assets acquired and liabilities assumed was based on the estimated fair value as of the acquisition date.

The purchase price allocation was as follows, based on the exchange rate as of December 15, 2009 (in thousands):

Accounts receivable	$16,643
Inventories	4,180
Prepaid expenses and other current assets	3,401
Property, plant and equipment	7,863
Goodwill (see discussion below)	7,180
Intangible assets (see discussion below)	9,043
Accounts payable and other current liabilities	(7,649)
Capital lease obligations	(2,667)
Bank debt assumed	(15,072)

Total purchase price	$22,922

Goodwill was initially recorded at $7.2 million and was not amortized. Goodwill represented the excess purchase price over the estimated fair value allocated to the net assets acquired. During fiscal 2010, our impairment analysis indicated that the goodwill related to the acquisition of Powell Canada was completely impaired, thus a loss on impairment of $7.5 million was recorded in the fourth quarter of fiscal 2010. See discussion of impairment in Note E.

Intangible assets were initially recorded in the amount of $9.0 million and were being amortized over an initial weighted average life of approximately 8.4 years. During the fourth quarter of fiscal 2011, as a result of the continued operating losses from Powell Canada and the execution-related challenges on certain large projects, which have reduced the projected revenues and cash flows from Powell Canada, all remaining intangible assets recorded related to the acquisition of Powell Canada were deemed to be impaired. An impairment loss of $7.2 million was recorded in the fourth quarter of fiscal 2011. See discussion in Note E.

Operating results of Powell Canada are included in our Electrical Power Products business segment in our Consolidated Statements of Operations from December 15, 2009.

In October 2010, we acquired certain assets related to a technology for real-time optical fiber-based thermal sensors that have application for monitoring of hot spots in electrical power equipment systems. There were no operations associated with this patent-pending technology acquired. This transaction was recorded as an increase in intangible assets of $1.5 million at December 31, 2010, and is being amortized over seven years.

Pro forma results for Powell Canada Acquisition (Unaudited)

The unaudited pro forma data presented below reflects the results of Powell Industries, Inc. and the acquisition of Powell Canada, assuming the acquisition was completed on October 1, 2008, (in thousands, except per share data):

Year Ended September 30,
2009
Revenues	$718,156
Net income attributable to Powell Industries, Inc.	34,077
Earnings per share attributable to Powell Industries, Inc.:
Basic	$2.98
Diluted	$2.94

Pro forma results for fiscal year 2010 are not included above because the results would not be materially different from the actual results reported, as the results of Powell Canada are included in our consolidated financial statements for 9 1/2 months.

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

During the year ended September 30, 2010, we acquired intangible assets and recorded goodwill in connection with our acquisition of Powell Canada and our acquisition of a 50% interest in the operations of a joint venture in Kazakhstan. See Note D for additional information regarding the acquisition. During fiscal year 2010, our impairment analyses for goodwill indicated that an impairment was required. A loss on impairment of $7.5 million was recorded in fiscal year 2010 related to the Powell Canada acquisition. Our strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge. No impairment was identified as a result of performing our annual impairment test of goodwill for fiscal years 2011 or 2009.

Goodwill consisted of the following at September 30, 2011 and September 30, 2010 (in thousands):

	September 30, 2011	September 30, 2010
Goodwill	$8,183	$8,183
Accumulated impairment loss	(7,452)	(7,452)
Foreign currency translation	272	272

Goodwill, net	$1,003	$1,003

During fiscal year 2011, our impairment analysis indicated that the non-compete agreements, trade name and customer relationships intangible assets related to the Powell Canada acquisition were impaired due to continued operating losses at Powell Canada, which have reduced our projections for future revenues and cash flows. Accordingly, we recognized a loss on impairment of $7.2 million.

Intangible assets balances, subject to amortization, at September 30, 2011 and September 30, 2010 consisted of the following (in thousands):

	September 30, 2011			September 30, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement
Balance, beginning of period	$17,580	$(4,881)	$12,699	$17,580	$(3,709)	$13,871
Amortization	—	(1,171)	(1,171)	—	(1,172)	(1,172)

Balance, end of period	$17,580	$(6,052)	$11,528	$17,580	$(4,881)	$12,699

Purchased technology
Balance, beginning of period	$10,272	$(6,318)	$3,954	$10,387	$(5,053)	$5,334
Acquisition	1,500	—	1,500	—	—	—
Amortization	—	(1,689)	(1,689)	—	(1,347)	(1,347)
Foreign currency translation	(25)	248	223	(115)	82	(33)

Balance, end of period	$11,747	$(7,759)	$3,988	$10,272	$(6,318)	$3,954

Non-compete agreements
Balance, beginning of period	$5,365	$(3,666)	$1,699	$4,170	$(2,643)	$1,527
Acquisition	—	—	—	1,160	—	1,160
Amortization	—	(920)	(920)	—	(1,018)	(1,018)
Foreign currency translation	(35)	—	(35)	35	(5)	30
Impairment (a)	(1,160)	416	(744)	—	—	—

Balance, end of period	$4,170	$(4,170)	$—	$5,365	$(3,666)	$1,699

Trade name
Balance, beginning of period	$5,437	$(938)	$4,499	$1,147	$(573)	$574
Acquisition	—	—	—	4,215	—	4,215
Amortization	—	(583)	(583)	—	(414)	(414)
Foreign currency translation	(124)	(1)	(125)	75	49	124
Impairment (a)	(4,215)	755	(3,460)	—	—	—

Balance, end of period	$1,098	$(767)	$331	$5,437	$(938)	$4,499

Customer relationships
Balance, beginning of period	$3,479	$(198)	$3,281	$—	$—	$—
Acquisition	—	—	—	3,376	—	3,376
Amortization		(205)	(205)	—	(178)	(178)
Foreign currency translation	(103)	—	(103)	103	(20)	83
Impairment (a)	(3,376)	403	(2,973)	—	—	—

Balance, end of period	$—	$—	$—	$3,479	$(198)	$3,281

Total	$34,595	$(18,748)	$15,847	$42,133	$(16,001)	$26,132

(a)	Represents the $7.2 million impairment charge recorded in fiscal 2011 related to the intangible assets of Powell Canada.

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the years ended September 30, 2011, 2010 and 2009, was $4.8 million, $4.5 million and $3.5 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2012	$2,772
2013	2,401
2014	1,665
2015	1,643
2016	1,575

F.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2011	2010	2009
Numerator:
Net income (loss) attributable to Powell Industries, Inc.	$(2,715)	$25,008	$39,717

Denominator:
Weighted average basic shares	11,735	11,545	11,424
Dilutive effect of stock options, restricted stock and restricted stock units (1)	—	148	167

Weighted average diluted shares with assumed conversions	11,735	11,693	11,591

Net earnings (loss) per share:
Basic	$(0.23)	$2.17	$3.48

Diluted	$(0.23)	$2.14	$3.43

(1)	In fiscal year 2011, these items were excluded from diluted income (loss) per share as the effect would have been anti-dilutive.

Approximately 23,000 shares related to outstanding stock options and restricted stock units were excluded from the computation of diluted earnings (loss) per share because they were antidilutive. All options were included in the computation of diluted earnings per share for the years ended September 30, 2010 and 2009, respectively, as the options’ exercise prices were less than the average market price of our common stock.

G.    Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	September 30,
	2011	2010
Balance at beginning of year	$907	$1,607
Increase (decrease) to bad debt expense	(114)	422
Deductions for uncollectible accounts written off, net of recoveries	(394)	(1,168)
Increase (decrease) due to foreign currency translation	(8)	46

Balance at end of year	$391	$907

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2011	2010
Balance at beginning of year	$5,929	$7,558
Increase to warranty expense	788	1,118
Deductions for warranty charges	(2,432)	(2,703)
Increase (decrease) due to foreign currency translation	318	(44)

Balance at end of year	$4,603	$5,929

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2011	2010
Raw materials, parts and subassemblies	$38,400	$40,325
Work-in-progress	5,892	4,646
Provision for excess and obsolete inventory	(7,652)	(6,727)

Total inventories	$36,640	$38,244

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$475,525	$482,149
Estimated earnings	131,367	138,836

	606,892	620,985
Less: Billings to date	599,847	613,930

Net underbilled position	$7,045	$7,055

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$51,568	$38,064
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(44,523)	(31,009)

Net underbilled position	$7,045	$7,055

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2011	2010	Asset Lives
Land	$7,640	$7,641	—
Buildings and improvements	54,321	52,627	3 - 39 Years
Machinery and equipment	62,456	61,877	3 - 15 Years
Furniture and fixtures	3,203	3,332	3 - 10 Years
Construction in process	2,625	1,384	—

	130,245	126,861
Less: Accumulated depreciation	(70,608)	(63,185)

Total property, plant and equipment, net	$59,637	$63,676

Included in property and equipment are assets under capital lease of $2.9 million and $4.2 million at September 30, 2011 and 2010, with related accumulated depreciation of $1.4 million and $2.2 million, respectively. Depreciation expense, including the depreciation of capital leases, was $10.6 million, $9.2 million and $7.5 million for fiscal years 2011, 2010 and 2009, respectively.

H.     Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2011	2010
Industrial development revenue bonds	$4,400	$4,800
Capital lease obligations	1,041	2,085

Subtotal long-term debt and capital lease obligations	5,441	6,885
Less current portion	(1,140)	(1,683)

Total long-term debt and capital lease obligations	$4,301	$5,202

The annual maturities of long-term debt as of September 30, 2011, were as follows (in thousands):

Year Ending September 30,	Long-Term Debt Maturities
2012	$1,140
2013	676
2014	425
2015	400
2016	400
Thereafter	2,400

Total long-term debt maturities	$5,441

US Revolver

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

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.50% or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from negative 0.5% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by $13.2 million for our outstanding letters of credit at September 30, 2011.

There were no borrowings under the US Revolver as of September 30, 2011. Amounts available under the US Revolver were $61.8 million at September 30, 2011. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement’s principal financial covenants include:

Minimum Fixed Charge Coverage Ratio — The Amended Credit Agreement requires that the consolidated fixed charge coverage ratio be greater than 1.25 to 1.00. The consolidated fixed charge calculation is income before interest and income taxes, increased by depreciation and amortization expense (EBITDA) and reduced by income taxes and capital expenditures for the previous 12 months, divided by the sum of payments on long-term debt, excluding the US Revolver and interest expense, during the previous 12 months.

Maximum Leverage Ratio — The Amended Credit Agreement requires that the ratio be less than 2.75 to 1.00. The maximum leverage ratio is the sum of total long-term debt and outstanding letters of credit, less industrial development revenue bonds, divided by the EBITDA for the previous 12 months.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2011, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

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

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of September 30, 2011, there were no letters of credit outstanding under the Canadian Revolver.

There were no borrowings outstanding under the Canadian Revolver, and $19.4 million was available at September 30, 2011, subject to a borrowing base calculation. The amount available under the Canadian Revolver was reduced to $16.5 million based upon the available borrowing base as defined in the Canadian Facility. The Canadian Facility expires on February 29, 2012. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.

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

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of September 30, 2011, we were in compliance with all of the financial covenants of the Canadian Facility, and no borrowings were outstanding under this facility at September 30, 2011.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois, facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we are in compliance at September 30, 2011. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2011, the balance in the restricted sinking fund was approximately $434,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.51% per year on September 30, 2011.

I.     Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Current:
Federal	$5,470	$18,126	$18,028
State	939	1,750	2,910
Foreign	563	1,071	1,146

	6,972	20,947	22,084

Deferred:
Federal	(122)	(1,189)	(930)
State	(76)	23	(113)
Foreign	(62)	113	(307)

	(260)	(1,053)	(1,350)

Total income tax provision	$6,712	$19,894	$20,734

Income before interest, income taxes and minority interest was as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
U.S.	$19,850	$53,467	$56,115
Other than U.S.	(15,853)	(8,406)	4,544

Income from continuing operations before provision for income taxes	$3,997	$45,061	$60,659

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2011	2010	2009
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	14	3	3
International withholding tax	(9)	—	(1)
Other permanent tax items	5	—	—
Foreign rate differential	33	1	(1)
Domestic production activities deduction	(16)	(2)	(2)
Foreign valuation allowance and other	106	7	—

Effective rate	168%	44%	34%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 168% in fiscal year 2011 compared to 44% and 34% in fiscal years 2010 and 2009, respectively. The increase in the effective tax rates for fiscal years 2011 and 2010 resulted from a valuation allowance against deferred tax assets in Canada.

We have not recorded deferred income taxes on $16.0 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and a few international jurisdictions, primarily the U.K. and in Canada since December 15, 2009. For U.S. Federal income tax purposes, all years prior to 2008 are closed. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the U.K. for tax years 2008 to the present.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2011	2010
Current deferred income taxes:
Gross assets	$6,801	$7,252
Gross liabilities	(3,221)	(4,165)

Net current deferred income tax asset	3,580	3,087

Noncurrent deferred income taxes:
Gross assets	2,133	2,649
Gross liabilities	(114)	(562)

Net noncurrent deferred income tax asset	2,019	2,087

Net deferred income tax asset	$5,599	$5,174

At September 30, 2011 and 2010, the noncurrent deferred income tax asset was included in other assets on the Consolidated Balance Sheets.

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	September 30,
	2011	2010
Deferred Tax Assets:
Allowance for doubtful accounts	$89	$110
Workers’ compensation	39	200
Stock-based compensation	354	390
Reserve for accrued employee benefits	1,579	1,638
Warranty accrual	935	1,672
Depreciation and amortization	956	1,291
Deferred compensation	1,343	999
Postretirement benefits liability	460	350
Accrued legal	182	84
Other	41	—
Uniform capitalization and inventory	4,667	3,813
Goodwill impairment	1,360	2,122
Net operating loss	3,144	903

Gross deferred tax asset	15,149	13,572
Less: valuation allowance	6,215	3,671

Deferred tax asset	8,934	9,901

Deferred Tax Liabilities:
Uncompleted contracts	(3,221)	(4,164)
Software development costs	—	(461)
Other	(5)	—
Capital lease	(109)	(102)

Deferred tax liability	(3,335)	(4,727)

Net deferred tax asset	$5,599	$5,174

At September 30, 2011, we had $11.7 million of gross foreign operating loss carryforward, which is subject to a 20-year carryforward. During the fiscal year ended September 30, 2011, we recorded a net valuation allowance of $6.2 million against our Canadian deferred tax assets, which we expect cannot be realized through future reversals of existing taxable temporary differences and our estimate of future taxable income. We believe that our deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income.

In the first quarter of fiscal year 2008, we adopted accounting guidance on the accounting for uncertainty in income taxes. Upon adoption of the guidance, we recorded a $0.3 million increase in our tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, we had total tax reserves of $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which were recorded as components of income tax expense, in the amount of $220,000 as of September 30, 2011. A reconciliation of the beginning and ending amount of the unrecognized tax liabilities follows (in thousands):

Balance as of September 30, 2010	$841
Increases related to tax positions taken during a prior period	155
Decreases related to expectations of statute of limitations	(233)

Balance as of September 30, 2011	$763

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2011, was not material.

There was no material change in the net amount of unrecognized tax benefits in the year ended September 30, 2011. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 33% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

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

J.    Derivative Instruments and Hedging Strategies

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of September 30, 2011, we held no derivatives.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, our risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. We assess the ongoing effectiveness of our hedges in accordance with the Cumulative Dollar-Offset Approach, and measure and record hedge ineffectiveness at the end of each fiscal quarter, as necessary.

All derivatives are recognized on the Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. There were no outstanding derivatives as of September 30, 2011.

The following table presents the fair value of derivative instruments included with the Consolidated Balance Sheets as of September 30, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$47

Total derivatives		$—		$47

The following table presents the amounts affecting the Consolidated Statements of Operations for the year ended September 30, 2011:

Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from
	Recognized in Other		Accumulated Other
	Comprehensive Income	Location of Gain (Loss)	Comprehensive Income
	on Derivatives(¹)	Reclassified from Accumulated	into Income(¹)
	Year Ended	Other Comprehensive	Year Ended
Derivatives Designated	September 30, 2011	Income into Income	September 30, 2011
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(290)	Revenues	$40

Total designated cash flow hedges	$(290)		$40

(1)	For the year ended September 30, 2011, we recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note C for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the year ended September 30, 2011.

The following table presents the amounts affecting the Consolidated Statements of Operations for the year ended September 30, 2010:

Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from
	Recognized in Other		Accumulated Other
	Comprehensive Income	Location of Gain (Loss)	Comprehensive Income
	on Derivatives(¹)	Reclassified from Accumulated	into Income(¹)
	Year Ended	Other Comprehensive	Year Ended
Derivatives Designated	September 30, 2010	Income into Income	September 30, 2010
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$757	Revenues	$(89)

Total designated cash flow hedges	$757		$(89)

(1)	For the year ended September 30, 2010, we recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note C for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the year ended September 30, 2010.

K.    Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our U.S. employees. We match 100% of employee contributions up to an employee contribution of 4% of each employee’s salary. We recognized expenses of $3.4 million, $2.9 million and $3.0 million in fiscal years 2011, 2010 and 2009, respectively, under this plan primarily related to matching contributions.

Deferred Compensation

We offer an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a Rabbi

Trust). The assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in fiscal year 2011. Total assets held by the trustee and deferred compensation liabilities were $2.3 million at September 30, 2011.

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $1.0 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $4.0 million at September 30, 2011.

Retiree Medical Plan

We have a plan to extend to retirees health benefits which are available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service, age 55 or older but less than 65, who retired on or after January 1, 2000. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.

For the year ended September 30, 2011, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of October 1, 2010, our measurement date.

Amounts recognized in accumulated other comprehensive income as of September 30, 2011 and 2010, consisted of the following on a pretax basis (in thousands):

	September 30,
	2011	2010
Net actuarial gain	$(827)	$(1,113)
Prior service cost	51	167

Total recognized in accumulated other comprehensive income	$(776)	$(946)

Amounts in accumulated other comprehensive income as of September 30, 2011, expected to be recognized as components of net periodic postretirement benefit cost in 2012 were as follows (in thousands):

Net actuarial gain	$(44)
Prior service cost	115

Total	$71

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2011	2010
Changes in postretirement benefit obligation:
Balance at beginning of year	$663	$741
Service cost	40	33
Interest cost	39	39
Actuarial loss (gain)	248	(95)
Benefits paid	(95)	(55)

Balance at end of year	$895	$663

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	95	55
Benefits paid	(95)	(55)

Fair value of assets at end of year	$—	$—

Reconciliation of funded status:
Unfunded liability	$(895)	$(663)
Unrecognized prior service cost	51	167
Unrecognized net actuarial gain	(827)	(1,113)

Net liability recognized	$(1,671)	$(1,609)

	2011	2010
Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	4.24	4.56
Current year trend rate	10.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2014	2013

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2011, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of $64,000 and $10,000 or a decrease of $35,000 and $6,000, respectively.

	Year Ended September 30,
	2011	2010	2009
Components of net periodic postretirement benefit cost:
Service cost	$40	$33	$60
Interest cost	39	39	59
Prior service cost	115	115	115
Net gain recognized	(37)	(49)	(75)

Net periodic postretirement benefit cost	$157	$138	$159

	2011	2010
Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	4.56	5.45
Current year trend rate	10.00	9.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2013	2012

Future expected benefit payments as of September 30, 2011, related to postretirement benefits for the subsequent five years were as follows (in thousands):

Year Ending September 30,	Expected Benefit Payments
2012	$110
2013	92
2014	79
2015	68
2016	61
2016 through 2021	364

L.     Commitments and Contingencies

Long-Term Debt

See Note H herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2017. At September 30, 2011, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2012	$3,506
2013	2,494
2014	1,073
2015	174
2016	32
Thereafter	1

Total lease commitments	$7,280

Lease expense for all operating leases was $3.7 million, $3.3 million and $3.1 million for fiscal years 2011, 2010 and 2009, respectively.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $13.2 million as of September 30, 2011. We also had performance and maintenance bonds totaling $195.1 million that were outstanding, with additional bonding capacity of $404.9 million available, at September 30, 2011.

We have a facility agreement (Facility Agreement) between S&I and a large international bank. The $11.7 million facility agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At September 30, 2011, we had outstanding a total of $9.3 million of guarantees under this Facility Agreement.

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

Litigation

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. Although we can give no assurance about the outcome of pending or threatened litigation and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

M.    Stock-Based Compensation

We have the following stock-based compensation plans:

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually in the third fiscal quarter. In fiscal 2011, 17,500 shares of restricted stock were issued at a price of $33.49 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available under the plan was 48,879 as of September 30, 2011.

The 2000 Non-Employee Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. This plan will maintain its effectiveness until all options have been exercised or have expired. The total number of shares of our common stock available under this plan was 33,000 as of September 30, 2011. Stock options granted to the Directors under this plan were non-qualified and were granted at an exercise price equal to the fair market value of the common stock at the date of grant. Generally, options granted had expiration terms of seven years from the date of grant and vested in full one year from the grant date.

The 2006 Equity Compensation Plan (the 2006 Plan) grants any employee of the Company and its subsidiaries and consultants, the right to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. The maximum aggregate number of shares of stock that may be issued under the 2006 Plan is 750,000 shares. The total number of shares of common stock available under the plan was 572,000 shares as of September 30, 2011.

During the first quarter of fiscal 2011, 26,000 shares of restricted stock were issued to certain officers and key employees of the Company with a fair value ranging from $30.79 to $32.12 per share under the 2006 Plan. The restricted stock grant vests 33% per year over a three-year period on each anniversary of the grant date. Compensation expense is recognized over a three-year period based on the price per share on the grant date. In conjunction with the separation of our former President and Chief Executive Officer (CEO) in September 2011, the remaining 7,601 shares that were unvested became immediately vested and were expensed in selling, general and administrative expenses.

In October 2009, 10,000 shares of restricted stock were issued to our former CEO at a price of $37.67 per share under the 2006 Plan. The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date. Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date. In conjunction with the separation of our former CEO in September 2011, the remaining 8,000 shares that were unvested became immediately vested and were expensed in selling, general and administrative expenses.

In October 2008, October 2009 and October 2010, we granted 32,900, 34,700 and 34,500 restricted stock units (RSUs), respectively, with a fair value of $40.81, $38.36 and $30.79 per unit, respectively, to certain officers and key employees of the Company. An additional 4,500 RSUs were granted in October 2010, with a fair value of $32.12. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. The actual amount of the RSUs earned will be based on the cumulative earnings per share as reported relative to established goals for the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. At September 30, 2011, there were 69,378 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) for us was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2008	118,468	$33.40
Granted	32,911	40.48
Expired or cancelled	(23,230)	34.92
Vested/exercised	(33,560)	31.86

Outstanding at September 30, 2009	94,589	36.04
Granted	34,688	38.36
Expired or cancelled	—	—
Vested/exercised	(41,823)	31.86

Outstanding at September 30, 2010	87,454	38.96
Granted	39,048	30.94
Expired or cancelled	(35,746)	36.50
Vested/exercised	(21,378)	37.68

Outstanding at September 30, 2011	69,378	$36.10

For the year ended September 30, 2011, we recorded a credit to compensation expense of $1.7 million related to RSUs, as it is unlikely the estimated earnings per share goals will be met for the three-year cumulative performance cycle for all RSU awards currently outstanding. We recorded compensation expense of $1.3 million and $1.7 million related to RSUs for the years ended September 30, 2010 and 2009, respectively.

The 1992 Stock Option Plan, as amended (the 1992 Plan), permits us to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The maximum number of shares that may be issued under the 1992 Plan is 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. During fiscal year 2010, 40,000 shares of restricted stock were issued to option holders who met specified requirements under the 1992 Plan. There were no restricted stock grants under the 1992 Plan during fiscal years 2011 and 2009. There have been no stock options granted since July 2005. There were 470,000 shares available to be granted under this plan as of September 30, 2011.

Stock option activity (number of shares) for us was as follows:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2008	267,300	$17.14
Granted	—	—
Exercised	(29,950)	17.15
Forfeited	—	—

Outstanding at September 30, 2009	237,350	17.14
Granted	—	—
Exercised	(108,750)	15.63
Forfeited	—	—

Outstanding at September 30, 2010	128,600	18.41
Granted	—	—
Exercised	(27,050)	18.30
Forfeited	(4,000)	18.44

Outstanding at September 30, 2011	97,550	$18.44	0.73	$1,799

Exercisable at September 30, 2011	97,550	$18.44	0.73	$1,799

The following table summarizes information about stock options outstanding as of September 30, 2011:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at 09/30/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 09/30/11	Weighted Average Exercise Price
$18.44	97,550	0.73	$18.44	97,550	$18.44

Total Options	97,550			97,550

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

Detailed information regarding our business segments is shown below (in thousands):

	Year Ended September 30,
	2011	2010	2009
Revenues:
Electrical Power Products	$533,339	$517,069	$630,032
Process Control Systems	29,058	33,623	35,819

Total	$562,397	$550,692	$665,851

Gross profit:
Electrical Power Products	$91,730	$129,780	$129,480
Process Control Systems	8,200	12,277	15,569

Total	$99,930	$142,057	$145,049

Depreciation and amortization:
Electrical Power Products	$15,188	$13,453	$10,778
Process Control Systems	162	177	175

Total	$15,350	$13,630	$10,953

Income before income taxes:
Electrical Power Products	$3,888	$41,378	$53,076
Process Control Systems	109	3,683	7,583

Total	$3,997	$45,061	$60,659

Income before income taxes includes a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan. This gain was recorded in our Electrical Power Products business segment. Income before taxes for fiscal 2011 includes an impairment charge of $7.2 million, which was recorded in the fourth quarter, to reflect the impairment for the value of the intangible assets that were recorded in relation to the acquisition of Powell Canada. This loss was recorded in our Electrical Power Products business segment.

Income before income taxes for fiscal 2010 includes an impairment charge of $7.5 million to reflect the impairment for the value of goodwill that was recorded in relation to the acquisition of Powell Canada. This loss was recorded in our Electrical Power Products business segment.

The Process Control Systems business segment benefitted from revenues of $3.5 million and gross profit of $2.8 million during fiscal year 2009, resulting from a mediated settlement related to a previously completed contract that was in dispute for several years.

Geographic Information

Revenues are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Europe (including former Soviet Union)	$7,107	$25,174	$30,582
Far East	17,172	24,998	62,155
Middle East and Africa	46,304	25,880	28,405
North, Central and South America (excluding U.S.)	112,949	81,506	28,737
United States	378,865	393,134	515,972

Total revenues	$562,397	$550,692	$665,851

The United States is the only country that accounted for more than 10% of consolidated revenues in fiscal years 2011, 2010 or 2009.

	September 30,
	2011	2010
Long-lived assets:
United States	$47,966	$50,211
United Kingdom	6,409	6,937
Canada	5,262	6,528

Total	$59,637	$63,676

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

O. Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2011 and 2010 (in thousands, except per share data):

	2011 Quarters
	First	Second	Third	Fourth	2011
Revenues	$124,674	$125,111	$141,369	$171,243	$562,397
Gross profit	25,865	24,877	21,864	27,324	99,930
Net income (loss) attributable to Powell Industries, Inc.	2,432	1,733	73	(6,953)	(2,715)
Basic earnings (loss) per share	0.21	0.15	0.01	(0.59)	(0.23)
Diluted earnings (loss) per share	0.21	0.15	0.01	(0.59)	(0.23)

	2010 Quarters
	First	Second	Third	Fourth	2010
Revenues	$135,916	$142,135	$138,880	$133,761	$550,692
Gross profit	37,817	36,533	38,244	29,463	142,057
Net income attributable to Powell Industries, Inc.	9,644	9,860	10,286	(4,782)	25,008
Basic earnings per share	0.84	0.86	0.89	(0.41)	2.17
Diluted earnings per share	0.83	0.85	0.88	(0.41)	2.14

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

Income before income taxes includes a $1.2 million gain recorded in the second quarter of fiscal 2011 resulting from cash received from the sale of our 50% equity investment in Kazakhstan. Income before taxes for fiscal 2011 includes an impairment charge of $7.2 million, which was recorded in the fourth quarter, to reflect the impairment for the value of the intangible assets that were recorded in relation to the acquisition of Powell Canada.

Income before income taxes for fiscal 2010 includes an impairment charge of $7.5 million to reflect the impairment for the value of goodwill that was recorded in relation to the acquisition of Powell Canada.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Restatement of Previously Issued Quarterly Financial Statements

On November 8, 2011, we announced that previously issued consolidated financial statements for the second and third quarters of fiscal 2011 contain certain accounting errors that originated at our Canadian operations (Powell Canada), and such financial statements could no longer be relied on. Subsequent to that announcement, we corrected the previously issued consolidated financial statements and filed Forms 10-Q\A for the fiscal periods ended March 31, 2011 and June 30, 2011. The accounting errors were the result of inaccurate recording of customer change orders, an erroneous journal entry, the incorrect close-out of estimated costs on certain jobs, and the incorrect application of a manufacturing overhead rate to construction contracts.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011, the end of the fiscal period covered by this report. In designing and evaluating disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2011, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our CEO and CFO have concluded that our disclosure controls and procedures were not effective.

In light of the material weaknesses described below, we have performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by the Company’s board of directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

3)	Cost accumulation process, Powell Canada – Controls over the accumulation and reporting of construction job costs, including the application of overhead and recording labor, to provide for the accurate reporting of revenue and cost and estimate earnings in excess of billings on uncompleted projects at Powell Canada were not effective. This resulted in a misstatement related to these accounts. Specifically,

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

The material weaknesses described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

As of September 30, 2011, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically,

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2011.

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

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.

2. Financial Statement Schedule. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

3. Exhibits.

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.3 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).

Number		Description of Exhibits
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16	—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18	—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19	—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23	—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed July 24, 2008, and incorporated herein by reference).
10.24	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
10.25	—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Exhibit 10.2 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).
10.26	—	Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).

Number		Description of Exhibits

10.27	—	Ninth Amendment to Credit agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference.)

*10.28	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald.

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers, LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

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
Thomas W. Powell Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/ Thomas W. Powell	Chairman of the Board
Thomas W. Powell	President and Chief Executive Officer (Principal Executive Officer)

/s/ Don R. Madison	Executive Vice President
Don R. Madison	Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Milburn Honeycutt	Vice President Chief Accounting Officer
Milburn Honeycutt	Corporate Controller (Principal Accounting Officer)

/s/ Joseph L. Becherer	Director
Joseph L. Becherer

/s/ Eugene L. Butler	Director
Eugene L. Butler

/s/ James F. Clark	Director
James F. Clark

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ Scott E. Rozzell	Director
Scott E. Rozzell

/s/ Stephen W. Seale, Jr.	Director
Stephen W. Seale, Jr.

/s/ Robert C. Tranchon	Director
Robert C. Tranchon

Date: December 12, 2011

EXHIBIT INDEX

Number		Description of Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).
10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).
10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).
10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).
10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).
10.5	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (the cover of the 1992 Powell Industries, Inc. Stock Option Plan has been noted to reflect the increase in the number of shares authorized for issuance under the Plan from 2,100,000 to 2,700,000, which increase was approved by the stockholders of the Company at the 2005 Annual Meeting of Stockholders).
10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).
10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).
10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.3 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).
10.11	—	Amended Loan Agreement dated October 29, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.12	—	Credit and Reimbursement Agreement dated April 15, 2004, between Powell Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).
10.13	—	Credit Agreement dated June 29, 2005 among Powell Industries, Inc., Inhoco 3210 Limited and Switchgear & Instrumentation Properties Limited, and Bank of America and the other lenders parties thereto (filed as Exhibit 10.1 to our Form 8-K filed July 6, 2005, and incorporated herein by reference).
10.14	—	First Amendment to Credit Agreement dated November 7, 2005 among Powell Industries, Inc., Inhoco 3210 Limited (n/k/a Switchgear & Instrumentation Limited), Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.14 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

Number		Description of Exhibits

10.15	—	Second Amendment to Credit Agreement dated January 11, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.15 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
10.16	—	Third Amendment to Credit Agreement dated August 4, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.3 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.17	—	Fourth Amendment to Credit Agreement dated December 7, 2006 among Powell Industries, Inc., Switchgear & Instrumentation Limited, Switchgear & Instrumentation Properties Limited, Bank of America, N.A., and the other lenders parties thereto (filed as Exhibit 10.17 to our Transition report on Form 10-K for the fiscal year ended September 30, 2006, and incorporated herein by reference).
10.18	—	Fifth Amendment to Credit Agreement, dated as of December 4, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, and incorporated herein by reference).
10.19	—	Sixth Amendment to Credit Agreement, dated as of December 14, 2007, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed December 19, 2007, and incorporated herein by reference).
10.20	—	Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).
**10.21	—	Powell Supply Agreement between the Company and General Electric Company dated August 7, 2006 (filed as Exhibit 10.1 to our Form 8-K/A filed June 16, 2008, and incorporated herein by reference).
10.22	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).
10.23	—	Consulting Agreement dated July 18, 2008 between the Company and Thomas W. Powell (filed as Exhibit 10.1 to our Form 8-K filed July 24, 2008, and incorporated herein by reference).
10.24	—	Seventh Amendment to Credit Agreement, dated as of December 10, 2008, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.24 to our Form 10-K for the fiscal year ended September 30, 2008, and incorporated herein by reference).
10.25	—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Exhibit 10.2 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

Number		Description of Exhibits

10.26	—	Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).
10.27	—	Ninth Amendment to Credit agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference.)
*10.28	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald.
*21.1	—	Subsidiaries of Powell Industries, Inc.
*23.2	—	Consent of PricewaterhouseCoopers, LLP.
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.