Form 10-Q
period 2011-12-31
POWELL INDUSTRIES INC
filed 2012-02-08
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(713) 944-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

At January 31, 2012, there were 11,751,380 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,270	$123,466
Cash held in escrow	—	1,000
Accounts receivable, less allowance for doubtful accounts of $588 and $391, respectively	130,887	109,317
Costs and estimated earnings in excess of billings on uncompleted contracts	53,138	51,568
Inventories, net	37,735	36,640
Income taxes receivable	2,378	4,071
Deferred income taxes	3,781	3,580
Prepaid expenses and other current assets	4,331	7,040

Total Current Assets	336,520	336,682
Property, plant and equipment, net	66,508	59,637
Goodwill	1,003	1,003
Intangible assets, net	15,156	15,847
Other assets	7,789	8,507

Total Assets	$426,976	$421,676

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,038	$1,140
Income taxes payable	450	881
Accounts payable	51,604	56,893
Accrued salaries, bonuses and commissions	15,388	22,314
Billings in excess of costs and estimated earnings on uncompleted contracts	65,142	44,523
Accrued product warranty	4,396	4,603
Other accrued expenses	7,951	7,370

Total Current Liabilities	145,969	137,724
Long-term debt and capital lease obligations, net of current maturities	3,803	4,301
Deferred compensation	2,670	3,242
Other liabilities	1,069	1,066

Total Liabilities	153,511	146,333

Commitments and Contingencies (Note I)

Equity
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,766,981 and 11,752,393 shares issued and outstanding, respectively	118	117
Additional paid-in capital	34,415	34,343
Retained earnings	240,510	242,254
Accumulated other comprehensive income (loss)	(1,578)	(1,371)

Total Stockholders’ Equity	273,465	275,343

Total Liabilities and Stockholders’ Equity	$426,976	$421,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31, 2011	December 31, 2010
Revenues	$157,456	$124,674
Cost of goods sold	137,078	98,809

Gross profit	20,378	25,865

Selling, general and administrative expenses	19,763	20,928
Amortization of intangible assets	703	1,167

Operating income (loss)	(88)	3,770

Interest expense	76	114
Interest income	(29)	(45)

Income (loss) before income taxes	(135)	3,701

Income tax provision	1,610	1,269

Net income (loss)	$(1,745)	$2,432

Earnings (loss) per share:
Basic	$(0.15)	$0.21

Diluted	$(0.15)	$0.21

Weighted average shares:
Basic	11,764	11,640

Diluted	11,764	11,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	December 31, 2011	December 31, 2010
Operating Activities:
Net income (loss)	$(1,745)	$2,432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,470	2,369
Amortization	706	1,186
Stock-based compensation	73	725
Bad debt expense	185	288
Deferred income taxes	(4)	22
Changes in operating assets and liabilities:
Accounts receivable, net	(21,580)	(2,126)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,525)	4,620
Inventories	(1,101)	1,618
Prepaid expenses and other current assets	4,391	2,250
Accounts payable and income taxes payable	(5,740)	(4,988)
Accrued liabilities	(6,526)	(10,393)
Billings in excess of costs and estimated earnings on uncompleted contracts	20,610	9,415
Other	(74)	(618)

Net cash (used in) provided by operating activities	(9,860)	6,800

Investing Activities:
Proceeds from sale of fixed assets	58	24
Purchases of property, plant and equipment	(9,378)	(763)
Decrease in restricted cash	1,000	—

Net cash used in investing activities	(8,320)	(739)

Financing Activities:
Borrowings on Canadian revolving line of credit	6,174	1,280
Payments on Canadian revolving line of credit	(6,174)	(1,026)
Payments on industrial development revenue bonds	(400)	(400)
Payments on short-term and other financing	(212)	(88)

Net cash used in financing activities	(612)	(234)

Net (decrease) increase in cash and cash equivalents	(18,792)	5,827
Effect of exchange rate changes on cash and cash equivalents	(404)	(262)
Cash and cash equivalents at beginning of period	123,466	115,353

Cash and cash equivalents at end of period	$104,270	$120,918

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2011, which was filed with the SEC on December 12, 2011.

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (the FASB) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating

Level 2 and Level 3 fair value measurements. This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. This new guidance will be effective for us beginning October 1, 2012, and will have financial presentation changes only.

In September 2011, the FASB issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment. Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amounts. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our Fiscal 2013. Early adoption is permitted; however, we will not adopt this guidance until October 1, 2012. This guidance is not expected to have a material impact on our reported results of operations or financial position.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets
Cash equivalents	$55,519	$—	$—	$55,519
Foreign currency forward contracts	—	29	—	29

Total	$55,519	$29	$—	$55,548

Liabilities
Foreign currency forward contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at December 31, 2011. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets for that period. See Note H for further discussion regarding our derivative instruments.

C. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,
	2011	2010
Numerator:
Net income (loss)	$(1,745)	$2,432

Denominator:
Weighted average basic shares	11,764	11,640
Dilutive effect of stock options and restricted stock units (1)	—	133

Weighted average diluted shares with assumed conversions	11,764	11,773

Net earnings (loss) per share:
Basic	$(0.15)	$0.21

Diluted	$(0.15)	$0.21

(1)	For the three months ended December 31, 2011, these items were excluded from diluted income (loss) per share as the effect would have been anti-dilutive.

Approximately 104,000 shares related to outstanding stock options and restricted stock units were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive for the three months ended December 31, 2011. All options were included in the computation of diluted earnings per share for the three months ended December 31, 2010, as the options’ exercise prices were less than the average market price of our common stock.

D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended December 31,
	2011	2010
Balance at beginning of period	$391	$907
Increase to bad debt expense	185	288
Deductions for uncollectible accounts written off, net of recoveries	—	1
Increase (decrease) due to foreign currency translation	12	(8)

Balance at end of period	$588	$1,188

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended December 31,
	2011	2010
Balance at beginning of period	$4,603	$5,929
Increase to warranty expense	469	410
Deductions for warranty charges	(649)	(581)
(Decrease) increase due to foreign currency translation	(27)	87

Balance at end of period	$4,396	$5,845

Inventories

The components of inventories are summarized below (in thousands):

	December 31, 2011	September 30, 2011
Raw materials, parts and subassemblies	$37,531	$38,400
Work-in-progress	8,364	5,892
Provision for excess and obsolete inventory	(8,160)	(7,652)

Total inventories	$37,735	$36,640

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31, 2011	September 30, 2011
Costs incurred on uncompleted contracts	$494,325	$475,525
Estimated earnings	130,816	131,367

	625,141	606,892
Less: Billings to date	637,145	599,847

Net (overbilled) underbilled position	$(12,004)	$7,045

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,138	$51,568
Billings in excess of costs and estimated earnings on uncompleted contracts	(65,142)	(44,523)

Net (overbilled) underbilled position	$(12,004)	$7,045

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following at December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011	September 30, 2011
Goodwill	$8,183	$8,183
Accumulated impairment loss	(7,452)	(7,452)
Foreign currency translation adjustment	272	272

Goodwill, net	$1,003	$1,003

Intangible assets balances, subject to amortization, at December 31, 2011 and September 30, 2011 consisted of the following (in thousands):

	December 31, 2011			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement
Balance, beginning of period	$17,580	$(6,052)	$11,528	$17,580	$(4,881)	$12,699
Amortization	—	(293)	(293)	—	(1,171)	(1,171)

Balance, end of period	$17,580	$(6,345)	$11,235	$17,580	$(6,052)	$11,528

Purchased technology
Balance, beginning of period	$11,747	$(7,759)	$3,988	$10,272	$(6,318)	$3,954
Acquisition	—	—	—	1,500	—	1,500
Amortization	—	(401)	(401)	—	(1,689)	(1,689)
Foreign currency translation	(26)	67	41	(25)	248	223

Balance, end of period	$11,721	$(8,093)	$3,628	$11,747	$(7,759)	$3,988

Non-compete agreements
Balance, beginning of period	$4,170	$(4,170)	$—	$5,365	$(3,666)	$1,699
Amortization	—	—	—	—	(920)	(920)
Foreign currency translation	—	—	—	(35)	—	(35)
Impairment (a)	—	—	—	(1,160)	416	(744)

Balance, end of period	$4,170	$(4,170)	$—	$4,170	$(4,170)	$—

Trade name
Balance, beginning of period	$1,098	$(767)	$331	$5,437	$(938)	$4,499
Amortization	—	(27)	(27)	—	(583)	(583)
Foreign currency translation	(12)	1	(11)	(124)	(1)	(125)
Impairment (a)	—	—	—	(4,215)	755	(3,460)

Balance, end of period	$1,086	$(793)	$293	$1,098	$(767)	$331

Customer relationships
Balance, beginning of period	$—	$—	$—	$3,479	$(198)	$3,281
Amortization	—	—	—		(205)	(205)
Foreign currency translation	—	—	—	(103)	—	(103)
Impairment (a)	—	—	—	(3,376)	403	(2,973)

Balance, end of period	$—	$—	$—	$—	$—	$—

Total	$34,557	$(19,401)	$15,156	$34,595	$(18,748)	$15,847

(a)	Represents the $7.2 million impairment charge recorded in fiscal 2011 related to the intangible assets of Powell Canada.

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the three months ended December 31, 2011 and 2010 was $0.7 million and $1.2 million, respectively.

F. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Net income (loss) attributable to Powell Industries, Inc.	$(1,745)	$2,432
Unrealized gain (loss) on foreign currency translation	(207)	360
Unrealized gain on derivative contracts	—	7

Comprehensive income (loss)	$(1,952)	$2,799

G. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2011	September 30, 2011
Industrial development revenue bonds	$4,000	$4,400
Capital lease obligations	841	1,041

Subtotal long-term debt and capital lease obligations	4,841	5,441
Less current portion	(1,038)	(1,140)

Total long-term debt and capital lease obligations	$3,803	$4,301

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

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.50%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from negative 0.5% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by $29.1 million for our outstanding letters of credit at December 31, 2011.

There were no borrowings outstanding under the US Revolver as of December 31, 2011. Amounts available under the US Revolver were $45.9 million at December 31, 2011. The US Revolver expires on December 31, 2016.

The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, including restrictions on our ability to pay dividends, as well as restrictions on the amount of capital expenditures allowed. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2011, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada. The Canadian Facility provides for a $20 million CAD (approximately $19.6 million) revolving credit facility (the Canadian Revolver), subject to certain limitations including a limitation on borrowings based upon certain financial ratios, as defined in the credit agreement.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of December 31, 2011, there were no letters of credit outstanding under the Canadian Revolver.

There were no borrowings outstanding under the Canadian Revolver, and $19.6 million was available at December 31, 2011, subject to a borrowing base calculation. The amount available under the Canadian Revolver was reduced to $18.2 million based upon the available borrowing base as defined in the Canadian Facility. The Canadian Facility expires on February 29, 2012; however, we plan to extend the term of this facility. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.

The principal financial covenants are consistent with those in our Amended Credit Agreement. As discussed above, the borrowings under the Canadian Revolver are subject to a borrowing base limitation. The Canadian Facility contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of December 31, 2011, we were in compliance with all of the financial covenants of the Canadian Facility, and no borrowings were outstanding under this facility at December 31, 2011.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2011. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2011, the balance in the restricted sinking fund was $134,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.44% per year at December 31, 2011.

H. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of December 31, 2011, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.

All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of December 31, 2011 was $1.0 million.

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of December 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$29	Other accrued expenses	$—

Total derivatives		$29		$—

There were no derivatives outstanding at September 30, 2011.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated	Three Months Ended December 31, 2011	Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended December 31, 2011
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$—	Revenues	$29

Total designated cash flow hedges	$—		$29

(1)	For the three months ended December 31, 2011, there are no amounts related to derivatives included in Accumulated Other Comprehensive Income, as the derivatives were considered ineffective, with all changes in the derivatives’ values being reflected directly in income.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
Derivatives designated	Three Months Ended December 31, 2010	Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended December 31, 2010
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$11	Revenues	$20

Total designated cash flow hedges	$11		$20

(1)	For the three months ended December 31, 2010, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three months ended December 31, 2011.

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions that are denominated in currencies other than the U.S. Dollar will be adversely affected by changes in exchange rates. We are currently hedging our exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements through October 31, 2012, for transactions denominated in the British Pound Sterling.

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

As of December 31, 2011, there were no deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of December 31, 2011, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is ten months. For the three months ended December 31, 2011, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.

Credit Risk

We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. In recent years, the ability of financial counterparties to perform under financial instruments has become less certain. We attempt to take into account the financial viability of counterparties in both valuing the instruments and determining their effectiveness as hedging instruments. If a counterparty was unable to perform, our ability to qualify for hedging certain transactions would be compromised and the realizable value of the financial instruments would be uncertain. As a result, our results of operations and cash flows would be impacted.

I. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $29.1 million as of December 31, 2011, under our US Revolver. We also had performance and maintenance bonds totaling $207.8 million that were outstanding with our sureties, with additional bonding capacity of $392.2 million available with our sureties, at December 31, 2011.

We have a facility agreement (Facility Agreement) between S&I and a large international bank. The $11.6 million facility agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At December 31, 2011, we had outstanding a total of $9.3 million of guarantees under this Facility Agreement.

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

J. STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

In October 2010, the Company granted 34,500 restricted stock units (RSUs) with a fair value of $30.79 per unit to certain officers and key employees of the Company. An additional 4,500 RSUs were granted in October 2010, with a fair value of $32.12. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

During the first quarter of fiscal 2012, the Company granted 32,894 RSUs with a fair value of $31.18 per unit to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance, and are earned over a three-year performance cycle.

During the first quarter of fiscal 2012, the Company granted 21,931 RSUs with a fair value of $31.18 per unit to certain officers and key employees. The RSUs vest over a three-year period from their date of issuance, and are time-based.

RSU activity (number of shares) for us was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2010	87,454	$38.96
Granted	39,048	30.94
Expired or cancelled	(35,746)	36.50
Vested/exercised	(21,378)	37.68

Outstanding at September 30, 2011	69,378	36.10
Granted	54,825	31.18
Expired or cancelled	(19,729)	40.48
Vested/exercised	—	—

Outstanding at December 31, 2011	104,474	$36.24

During the three months ended December 31, 2010 and 2011, the Company recorded compensation expense of $0.3 million and $0.1 million, respectively, related to the RSUs.

Restricted Stock

Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

During the first quarter of fiscal 2011, 26,000 shares of restricted stock were issued to certain officers and key employees of the Company with a fair value ranging from $30.79 to $32.12 per share under the 2006 Plan. The restricted stock grant vests over a three-year period on each anniversary of the grant date. Compensation expense is recognized over a three-year period based on the price per share on the grant date. In conjunction with the separation of our former President and Chief Executive Officer (CEO) in September 2011, the remaining 7,601 shares issued to him that were unvested became immediately vested. During the first quarter of 2012, there was no restricted stock granted.

During the three months ended December 31, 2011, we recorded compensation expense of $0.1 million related to restricted stock grants. We recorded compensation expense of $0.2 million related to restricted stock grants for the three months ended December 31, 2010.

Stock Options

Stock option activity for the three months ended December 31, 2011 was as follows:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at September 30, 2011	97,550	$18.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2011	97,550	$18.44	0.48	$1,799

Exercisable at December 31, 2011	97,550	$18.44	0.48	$1,799

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended December 31,
	2011	2010
Revenues:
Electrical Power Products	$150,664	$117,143
Process Control Systems	6,792	7,531

Total	$157,456	$124,674

Gross profit:
Electrical Power Products	$18,993	$24,292
Process Control Systems	1,385	1,573

Total	$20,378	$25,865

Depreciation and amortization:
Electrical Power Products	$3,185	$3,495
Process Control Systems	(12)	42

Total	$3,173	$3,537

Income (loss) before income taxes:
Electrical Power Products	$(21)	$4,085
Process Control Systems	(114)	(384)

Total	$(135)	$3,701

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 12, 2011 and is available on the SEC’s website at www.sec.gov.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential shareholders about our Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, acquisitions and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	The ongoing economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	We face risks relating to material weaknesses in our internal control over financial reporting.

•	Our industry is highly competitive.

•	Our operations could be adversely impacted by the continuing effects from the U.S. government regulations on offshore deepwater drilling projects.

•	International and political events may adversely affect our operations.

•	Our acquisition strategy involves a number of risks.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Unforeseen difficulties with the maintenance or operation of our enterprise resource planning system could adversely affect our internal controls and our business.

•	We carry insurance against many potential liabilities, and our management of risk may leave us exposed to unidentified or unanticipated risks.

•	We may incur additional healthcare costs arising from federal healthcare reform legislation.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2011. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

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

The markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during fiscal 2010 and our backlog increased to $443.0 million at the beginning of fiscal 2012 (our current fiscal year). Some of our orders received in fiscal 2011 are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This increased competition will continue to place downward pressure on gross profit margins as we work to fulfill these orders in fiscal 2012 and 2013. The potential for higher commodity prices and execution challenges on certain large projects at Powell Canada have negatively impacted and could continue to negatively impact net income in fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company will pursue recovery of certain of these costs. However, there is no assurance these costs can be recovered and no recovery has been recorded in the condensed consolidated financial statements as of December 31, 2011.

Results of Operations

Revenue and Gross Profit

Consolidated revenues increased $32.8 million to $157.5 million in the first quarter of fiscal 2012 compared to $124.7 million in the first quarter of fiscal 2011. This increase in revenues is a result of the increased backlog at the beginning of fiscal year 2012 discussed above. For the first quarter of fiscal 2012, domestic revenues increased by 17.4% to $97.1 million compared to the first quarter of

2011. Total international revenues increased to $60.4 million in the first quarter of 2012 compared to $42.0 million in the first quarter of 2011, primarily resulting from the mix of international orders for large petrochemical and oil and gas construction projects in our backlog. Gross profit for the first quarter of fiscal 2012 decreased by $5.5 million, to $20.4 million, as a result of the project execution challenges on certain large projects at Powell Canada. Additionally, gross profit margins were negatively impacted as certain large projects awarded for fiscal 2012 are at lower margins than projects that were in process during the first quarter of fiscal 2011. The increase in backlog and volume, along with customer delays on certain large projects, resulted in labor inefficiencies in the first quarter of fiscal 2012. Gross profit as a percentage of revenues decreased to 12.9% in the first quarter of fiscal 2012, compared to 20.7% in the first quarter of fiscal 2011.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $150.7 million in the first quarter of fiscal 2012, compared to $117.1 million for the first quarter of fiscal 2011. This increase in revenues is a result of the increased backlog at the beginning of fiscal year 2012 discussed above. In the first quarter of fiscal 2012, revenues from public and private utilities were $32.7 million, compared to $33.2 million in the first quarter of fiscal 2011. Revenues from commercial and industrial customers totaled $106.5 million in the first quarter of fiscal 2012, an increase of $29.1 million compared to the first quarter of fiscal 2011. Municipal and transit projects generated revenues of $11.5 million in the first quarter of fiscal 2012 compared to $6.5 million in the first quarter of fiscal 2011.

Business segment gross profit, as a percentage of revenues, was 12.6% in the first quarter of fiscal 2012, compared to 20.7% in the first quarter of fiscal 2011. This decrease in gross profit as a percentage of revenues resulted primarily from the project execution challenges on certain large projects at Powell Canada and pressure on margins, as discussed above. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company will pursue recovery of certain of these costs. However, there is no assurance these costs can be recovered and no recovery has been recorded in the condensed consolidated financial statements as of December 31, 2011. The increase in backlog and volume required an increase in headcount, which along with customer delays on certain large projects, resulted in labor inefficiencies in the first quarter of fiscal 2012.

Process Control Systems

Our Process Control Systems business segment recorded revenues of $6.8 million in the first quarter of fiscal 2012, a decrease from $7.5 million in the first quarter of fiscal 2011. Business segment gross profit, as a percentage of revenues, decreased to 20.4% in the first quarter of fiscal 2012 compared to 20.9% in the first quarter of fiscal 2011. This decrease resulted from delays on certain projects which have delayed the recognition of revenues in the first quarter of fiscal 2011.

For additional information related to our business segments, see Note K of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.8 million for the first quarter of fiscal 2012 compared to $20.9 million for the first quarter of fiscal 2011. Selling, general and administrative expenses decreased primarily due to decreases in commissions related to the mix of orders received. Consolidated selling, general and administrative expenses decreased to 12.6% of revenues in the first quarter of fiscal 2012 compared to 16.8% of revenues in the first quarter of fiscal 2011, primarily as a result of the increase in revenue.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.7 million during the first quarter of fiscal 2012, compared to $1.2 million during the first quarter of fiscal 2011. This decrease resulted from the impairment of the intangible assets recorded in fiscal 2011 related to Powell Canada.

Interest Expense and Income

Interest expense was $76,000 in the first quarter of 2012, a decrease of $38,000 compared to the first quarter of fiscal 2011. The decrease in interest expense was primarily due to lower interest rates and the lower amounts outstanding under our credit facility during the first quarter of fiscal 2012.

Interest income was $29,000 in the first quarter of fiscal 2012 compared to $45,000 in the first quarter of fiscal 2011. This decrease in interest income was due primarily to lower interest rates.

Provision for Income Taxes

Our provision for income taxes was $1.6 million in the first quarter of fiscal 2012, compared to $1.3 million in the first quarter of fiscal 2011. The effective tax rate for the first quarter of 2012 has been negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.

Net Income (Loss)

In the first quarter of fiscal 2012, we recorded a net loss of $1.7 million, or a loss of $0.15 per diluted share, compared to net income of $2.4 million, or earnings of $0.21 per diluted share, in the first quarter of fiscal 2011. Our inability to record the tax benefits of pre-tax losses in Canada contributed to our net loss during the first three months of fiscal 2012. The first three months of fiscal 2012 were also negatively impacted by execution-related challenges on certain large projects at Powell Canada.

Backlog

The order backlog at December 31, 2011, was $473.7 million, compared to $443.0 million at September 30, 2011 and $344.1 million at the end of the first quarter of fiscal 2011. New orders placed during the first quarter of fiscal 2012 totaled $188.7 million compared to $185.9 million in the first quarter of fiscal 2011. Backlog has increased primarily due to an increase in activity in petrochemical and offshore oil and gas construction projects. Some of our recent orders received are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, and most were awarded in competitive bid situations.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $104.3 million at December 31, 2011, primarily as a result of cash used in operations during the first quarter of fiscal 2012 and to purchase land adjacent to our Houston Ship Channel facility in October 2011. As of December 31, 2011, current assets exceeded current liabilities by 2.3 times and our debt to total capitalization was 1.7%.

At December 31, 2011, we had cash and cash equivalents of $104.3 million, compared to $123.5 million at September 30, 2011. We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of December 31, 2011, there were no amounts borrowed under this line of credit. We also have a $19.6 million revolving credit facility in Canada, subject to a borrowing base calculation, that expires on February 29, 2012. We plan to extend the term of the Canadian Facility upon its expiration. At December 31, 2011, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $4.8 million at December 31, 2011, compared to $5.4 million at September 30, 2011. Letters of credit outstanding were $29.1 million at December 31, 2011, compared to $13.2 million at September 30, 2011, which reduce our availability under our US Revolver. Amounts available under the U.S. revolving credit facility were $45.9 million at December 31, 2011. Amounts available under the Canadian revolving credit facility were $18.2 million at December 31, 2011. For further information regarding our debt, see Notes G and I of Notes to Condensed Consolidated Financial Statements.

Approximately $6.4 million of our cash at December 31, 2011, was held internationally for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and support and expand international operations. We believe that cash and cash equivalents, projected cash flows from operations and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and debt repayments for the foreseeable future. In the event that management elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash used in operating activities was $9.9 million during the first quarter of fiscal 2012. Cash provided by operating activities was $6.8 million during the first quarter of fiscal 2011. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first quarter of fiscal 2012 compared to the same period in the prior year, primarily due to the cash required to support our increase in production volumes and the increase in accounts receivable, partially offset by our increase in excess billings.

Investing Activities

Investments in property, plant and equipment during the first quarter of fiscal 2012 totaled $9.4 million compared to $0.8 million during the first quarter of fiscal 2011, which was primarily used for the purchase of land to expand our Houston Ship Channel operations.

Financing Activities

Net cash used in financing activities was $0.6 million during the first quarter of fiscal 2012 and $0.2 million for the first quarter of fiscal 2011.

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.

Outlook for Fiscal 2012

The markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors over the last two fiscal years have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during the same twelve-month period of fiscal 2010 and our backlog increased to $443.0 million at the beginning of fiscal 2011. Some of the orders received in fiscal 2011 are for large petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This increased competition could continue to place downward pressure on gross profit margins as we work to fulfill these orders in fiscal 2012 and 2013. The potential for higher commodity prices and execution challenges on certain large projects at Powell Canada have negatively impacted and could continue to negatively impact our net income for fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company will pursue recovery of certain of these costs. However, there is no assurance these costs can be recovered and no recovery has been recorded in the condensed consolidated financial statements as of December 31, 2011.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the U.S., as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue; however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue to increase as investment in large capital-intensive infrastructure projects begin to receive funding and support. The increase in our backlog to $474 million at December 31, 2011 resulted from several large projects awarded related to petrochemical and offshore oil and gas construction projects during fiscal 2011 and $189 million of additional orders received in the first quarter of fiscal 2012.

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

Interest Rate Risk

If we determine to borrow under one of our credit facilities, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates would not result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2011.

During fiscal 2011 and the first quarter of 2012, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our condensed consolidated balance sheets. At December 31, 2011, we recorded a net receivable of approximately $29,000 on our condensed consolidated balance sheets related to these transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on December 12, 2011, continued to exist and were still considered material weaknesses in our internal control over financial reporting at December 31, 2011.

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. In designing and evaluating disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. In light of the material weaknesses found in our internal controls over financial reporting previously disclosed in our Annual Report filed with the SEC on December 12, 2011 that continue to exist, our CEO and CFO have concluded that our disclosure controls and procedures were not effective.

We have performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements as of and for the period ended December 31, 2011, were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report.

Remediation Plan

As of December 31, 2011, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically,

•	A new Controller and other accounting staff members have been hired at Powell Canada where the control deficiencies exist.

•

Members of project management and the accounting staff at Powell Canada have and will receive additional training related to policies, procedures and internal controls, including Powell’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.

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

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal reporting over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2011. Until the above-described actions are fully implemented and operate for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 6. Exhibits

Number		Description of Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald (filed as Exhibit 10.28 to our Form 10-K for the fiscal year ended September 30, 2011, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)

February 8, 2012	By:	/s/ Thomas W. Powell
Date		Thomas W. Powell
Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2012	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

10.1	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald (filed as Exhibit 10.28 to our Form 10-K for the fiscal year ended September 30, 2011, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—	Interactive Data File.

*	Filed herewith