Form 10-Q
period 2012-03-31
POWELL INDUSTRIES INC
filed 2012-05-09
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 1, 2012, there were 11,773,920 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$128,065	$123,466
Cash held in escrow	75	1,000
Accounts receivable, less allowance for doubtful accounts of $1,043 and $391, respectively	97,694	109,317
Costs and estimated earnings in excess of billings on uncompleted contracts	77,768	51,568
Inventories, net	42,760	36,640
Income taxes receivable	553	4,071
Deferred income taxes	4,011	3,580
Prepaid expenses and other current assets	4,208	7,040

Total Current Assets	355,134	336,682
Property, plant and equipment, net	73,774	59,637
Goodwill	1,003	1,003
Intangible assets, net	14,494	15,847
Other assets	7,511	8,507

Total Assets	$451,916	$421,676

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$916	$1,140
Income taxes payable	2,360	881
Accounts payable	60,234	56,893
Accrued salaries, bonuses and commissions	19,176	22,314
Billings in excess of costs and estimated earnings on uncompleted contracts	68,617	44,523
Accrued product warranty	4,783	4,603
Other accrued expenses	5,607	7,370

Total Current Liabilities	161,693	137,724
Long-term debt and capital lease obligations, net of current maturities	3,712	4,301
Deferred compensation	2,955	3,242
Other liabilities	1,082	1,066

Total Liabilities	169,442	146,333

Commitments and Contingencies (Note I)

Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,772,320 and 11,752,393 shares issued and outstanding, respectively	118	117
Additional paid-in capital	35,187	34,343
Retained earnings	247,921	242,254
Accumulated other comprehensive income (loss)	(752)	(1,371)

Total Stockholders’ Equity	282,474	275,343

Total Liabilities and Equity	$451,916	$421,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues	$181,486	$125,111	$338,942	$249,785
Cost of goods sold	147,249	100,234	284,327	199,043

Gross profit	34,237	24,877	54,615	50,742

Selling, general and administrative expenses	21,523	21,538	41,286	42,466
Amortization of intangible assets	704	1,254	1,407	2,421

Operating income	12,010	2,085	11,922	5,855

Gain on sale of investment	—	(1,229)	—	(1,229)
Interest expense	68	94	144	208
Interest income	(34)	(62)	(63)	(107)

Income before income taxes	11,976	3,282	11,841	6,983

Income tax provision	4,565	1,549	6,175	2,818

Net income	$7,411	$1,733	$5,666	$4,165

Earnings per share:
Basic	$0.63	$0.15	$0.48	$0.36

Diluted	$0.63	$0.15	$0.48	$0.35

Weighted average shares:
Basic	11,762	11,666	11,765	11,653

Diluted	11,835	11,799	11,836	11,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net income	$5,666	$4,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,020	5,037
Amortization	1,413	2,456
Stock-based compensation	386	1,088
Bad debt expense	636	606
Deferred income taxes	304	(782)
Gain on sale of investment in joint venture	—	(1,229)
Changes in operating assets and liabilities:
Accounts receivable	11,755	(10,324)
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,911)	2,172
Inventories	(5,964)	(739)
Prepaid expenses and other current assets	6,391	3,176
Accounts payable and income taxes payable	4,632	656
Accrued liabilities	(4,925)	(12,927)
Billings in excess of costs and estimated earnings on uncompleted contracts	24,015	15,884
Other	(41)	(749)

Net cash provided by operating activities	23,377	8,490

Investing Activities:
Proceeds from sale of fixed assets	70	60
Purchases of property, plant and equipment	(18,879)	(2,667)
Increase in cash held in escrow	(75)	—
Decrease in cash held in escrow	1,000	—
Proceeds from sale of investment in joint venture	—	1,229

Net cash used in investing activities	(17,884)	(1,378)

Financing Activities:
Borrowings on Canadian revolving line of credit	7,352	2,619
Payments on Canadian revolving line of credit	(7,352)	(2,627)
Payments on industrial development revenue bonds	(400)	(400)
Short-term and other financing	19	(189)

Net cash used in financing activities	(381)	(597)

Net increase in cash and cash equivalents	5,112	6,515
Effect of exchange rate changes on cash and cash equivalents	(513)	188
Cash and cash equivalents at beginning of period	123,466	115,353

Cash and cash equivalents at end of period	$128,065	$122,056

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012. We are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material impact on our consolidated financial statements.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets
Cash equivalents	$45,648	$—	$—	$45,648

Total	$45,648	$—	$—	$45,648

Liabilities
Foreign currency forward contracts	$—	$1	$—	$1

Total	$—	$1	$—	$1

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Assets
Cash equivalents	$65,792	$—	$—	$65,792

Total	$65,792	$—	$—	$65,792

Liabilities
Foreign currency forward contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

Cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at March 31, 2012. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note H for further discussion regarding our derivative instruments.

C. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income attributable to Powell Industries, Inc.	$7,411	$1,733	$5,666	$4,165

Denominator:
Weighted average basic shares	11,762	11,666	11,765	11,653
Dilutive effect of stock options, restricted stock and restricted stock units	73	133	71	134

Weighted average diluted shares with assumed conversions	11,835	11,799	11,836	11,787

Net earnings per share:
Basic	$0.63	$0.15	$0.48	$0.36

Diluted	$0.63	$0.15	$0.48	$0.35

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2012 and 2011, respectively, as the options’ exercise price was less than the average market price of our common stock.

D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Balance at beginning of period	$588	$1,188	$391	$907
Increase to bad debt expense	451	318	636	606
Deductions for uncollectible accounts written off, net of recoveries	—	(4)	—	(3)
Increase (decrease) due to foreign currency translation	4	6	16	(2)

Balance at end of period	$1,043	$1,508	$1,043	$1,508

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Balance at beginning of period	$4,396	$5,845	$4,603	$5,929
Warranty expense	917	452	1,386	863
Deductions for warranty charges	(590)	(628)	(1,240)	(1,209)
Increase due to foreign currency translation	60	94	34	180

Balance at end of period	$4,783	$5,763	$4,783	$5,763

Inventories

The components of inventories are summarized below (in thousands):

	March 31, 2012	September 30, 2011
Raw materials, parts and subassemblies	$44,274	$38,400
Work-in-progress	7,065	5,892
Provision for excess and obsolete inventory	(8,579)	(7,652)

Total inventories	$42,760	$36,640

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$465,436	$475,525
Estimated earnings	139,024	131,367

	604,460	606,892
Less: Billings to date	595,309	599,847

Net underbilled position	$9,151	$7,045

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$77,768	$51,568
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(68,617)	(44,523)

Net underbilled position	$9,151	$7,045

E. OTHER INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at March 31, 2012 and September 30, 2011 consisted of the following (in thousands):

	March 31, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement
Balance, beginning of period	$17,580	$(6,052)	$11,528	$17,580	$(4,881)	$12,699
Amortization	—	(586)	(586)	—	(1,171)	(1,171)

Balance, end of period	$17,580	$(6,638)	$10,942	$17,580	$(6,052)	$11,528

Purchased technology
Balance, beginning of period	$11,747	$(7,759)	$3,988	$10,272	$(6,318)	$3,954
Acquisition	—	—	—	1,500	—	1,500
Amortization	—	(899)	(899)	—	(1,689)	(1,689)
Foreign currency translation	106	87	193	(25)	248	223

Balance, end of period	$11,853	$(8,571)	$3,282	$11,747	$(7,759)	$3,988

Non-compete agreements
Balance, beginning of period	$4,170	$(4,170)	$—	$5,365	$(3,666)	$1,699
Amortization	—	—	—	—	(920)	(920)
Foreign currency translation	—	—	—	(35)	—	(35)
Impairment (a)	—	—	—	(1,160)	416	(744)

Balance, end of period	$4,170	$(4,170)	$—	$4,170	$(4,170)	$—

Trade name
Balance, beginning of period	$1,098	$(767)	$331	$5,437	$(938)	$4,499
Amortization	—	(86)	(86)	—	(583)	(583)
Foreign currency translation	26	(1)	25	(124)	(1)	(125)
Impairment (a)	—	—	—	(4,215)	755	(3,460)

Balance, end of period	$1,124	$(854)	$270	$1,098	$(767)	$331

Customer relationships
Balance, beginning of period	$—	$—	$—	$3,479	$(198)	$3,281
Amortization	—	—	—	—	(205)	(205)
Foreign currency translation	—	—	—	(103)	—	(103)
Impairment (a)	—	—	—	(3,376)	403	(2,973)

Balance, end of period	$—	$—	$—	$—	$—	$—

Total	$34,727	$(20,233)	$14,494	$34,595	$(18,748)	$15,847

(a)	Represents the $7.2 million impairment charge recorded in fiscal 2011 related to the intangible assets of Powell Canada.

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the six months ended March 31, 2012 and 2011 was approximately $1.4 million and $2.4 million, respectively.

F. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income attributable to Powell Industries, Inc.	$7,411	$1,733	$5,666	$4,165
Unrealized gain on foreign currency translation, net of tax	826	1,712	618	2,072
Unrealized loss on derivative contracts, net of tax	—	(10)	—	(3)

Comprehensive income	$8,237	$3,435	$6,284	$6,234

G. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2012	September 30, 2011
Industrial development revenue bonds	$4,000	$4,400
Capital lease obligations	628	1,041

Subtotal long-term debt and capital lease obligations	4,628	5,441
Less current portion	(916)	(1,140)

Total long-term debt and capital lease obligations	$3,712	$4,301

US Revolver

In March 2012, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank. This amendment to our credit facility was made to increase the dollar limit on capital expenditures to allow us to support our continued expansions, including the Canadian Oil Sands and offshore production markets. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (US Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging from negative 0.5% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by $42.7 million for our outstanding letters of credit at March 31, 2012.

There were no borrowings outstanding under the US Revolver as of March 31, 2012. Amounts available under the US Revolver were $32.3 million at March 31, 2012. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2012, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada. In March 2012, we reduced the Canadian Facility from a $20 million CAD (approximately $20.1 million) revolving credit facility (the Canadian Revolver) to a $10 million CAD (approximately $10.0 million), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of March 31, 2012, there were no letters of credit outstanding under the Canadian Revolver.

There were no borrowings outstanding under the Canadian Revolver, and $10.0 million was available at March 31, 2012. The Canadian Facility expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The principal financial covenants are consistent with those in our Amended Credit Agreement. The Canadian Facility contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of March 31, 2012, we were in compliance with all of the financial covenants of the Canadian Facility, and no borrowings were outstanding under this facility at March 31, 2012.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2012. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2012, the balance in the restricted sinking fund was approximately $234,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.55% per year on March 31, 2012.

H. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of March 31, 2012, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.

All derivatives are recognized on the Condensed Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of March 31, 2012 was $0.9 million.

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of March 31, 2012:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$—	Other accrued expenses	$1

Total derivatives		$—		$1

There were no derivatives outstanding at September 30, 2011.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated:	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$—	$—	Revenues	$(30)	$(1)

Total designated cash flow hedges	$—	$—		$(30)	$(1)

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income¹
Derivatives designated:	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(16)	$(5)	Revenues	$22	$42

Total designated cash flow hedges	$(16)	$(5)		$22	$42

¹	For the three and six month periods ended March 31, 2011, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and six month periods ended March 31, 2012.

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

As of March 31, 2012, there were no deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of March 31, 2012, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is seven months. For the three and six months ended March 31, 2012, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.

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

I. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $42.7 million as of March 31, 2012, under our US Revolver. We also had performance and maintenance bonds totaling $217.5 million that were outstanding with our sureties, with additional bonding capacity of $382.5 million available with our sureties, at March 31, 2012.

We have a facility agreement (Facility Agreement) between S&I and a large international bank. This $12.0 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At March 31, 2012, we had outstanding a total of $10.7 million of guarantees under this Facility Agreement.

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

Litigation

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. Although we can give no assurance about the outcome of pending or threatened litigation and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or result of operations or liquidity.

J. STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

In October 2010, we granted 34,566 restricted stock units (RSUs) with a fair value of $30.79 per unit to certain officers and key employees of the Company. An additional 4,482 RSUs were granted in October 2010, with a fair value of $32.12 per unit. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

During the first quarter of fiscal 2012, we granted 32,894 performance-based RSUs with a fair value of $31.18 per unit to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance, and are earned over a three-year performance cycle.

During the first quarter of fiscal 2012, we also granted 21,931 time-based RSUs with a fair value of $31.18 per unit to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance, and are time-based.

RSU activity (number of shares) for us was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2010	87,454	$38.96
Granted	39,048	30.94
Expired or cancelled	(35,746)	36.50
Vested/exercised	(21,378)	37.68

Outstanding at September 30, 2011	69,378	36.10
Granted	54,825	31.18
Expired or cancelled	(19,729)	40.48
Vested/exercised	—	—

Outstanding at March 31, 2012	104,474	$36.24

During the six months ended March 31, 2012, we recorded compensation expense of approximately $0.2 million related to the RSUs. We recorded compensation expense of approximately $0.3 million related to the RSUs for the six months ended March 31, 2011.

Restricted Stock

Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

During the first quarter of fiscal 2011, 26,000 shares of restricted stock were issued to certain officers and key employees of the Company with a fair value ranging from $30.79 to $32.12 per share under the 2006 Plan. The restricted stock grant vests over a three-year period on each anniversary of the grant date. Compensation expense is recognized over a three-year period based on the price per share on the grant date. In conjunction with the separation of our former President and Chief Executive Officer (CEO) in September 2011, the remaining 7,601 shares issued to him that were unvested became immediately vested. During the first half of 2012, there was no restricted stock granted.

During the six months ended March 31, 2012, we recorded compensation expense of $0.3 million related to restricted stock grants. We recorded compensation expense of approximately $0.6 million related to restricted stock grants for the six months ended March 31, 2011.

Stock Options

Stock option activity for the six months ended March 31, 2012 was as follows:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at September 30, 2011	97,550	$18.44
Granted	—	—
Exercised	(18,800)	18.44
Forfeited / Cancelled	—	—

Outstanding at March 31, 2012	78,750	$18.44	0.23	$1,452

Exercisable at March 31, 2012	78,750	$18.44	0.23	$1,452

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

The table below reflects certain information relating to our operations by reportable segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses are allocated to the operating business segments primarily based on revenues. The corporate assets are mainly cash, cash equivalents and marketable securities.

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Electrical Power Products	$173,974	$118,576	$324,638	$235,719
Process Control Systems	7,512	6,535	14,304	14,066

Total	$181,486	$125,111	$338,942	$249,785

Gross profit:
Electrical Power Products	$32,533	$23,157	$51,526	$47,449
Process Control Systems	1,704	1,720	3,089	3,293

Total	$34,237	$24,877	$54,615	$50,742

Depreciation and amortization:
Electrical Power Products	$3,229	$3,879	$6,414	$7,374
Process Control Systems	25	42	13	84

Total	$3,254	$3,921	$6,427	$7,458

Income before income taxes:
Electrical Power Products	$11,665	$3,428	$11,644	$7,513
Process Control Systems	311	(146)	197	(530)

Total	$11,976	$3,282	$11,841	$6,983

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2011, which was filed with the Securities and Exchange Commission on December 12, 2011 and is available on the SEC’s website at www.sec.gov.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	The ongoing economic uncertainty and financial market conditions have negatively impacted and may continue to impact our customer base, suppliers and backlog.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

•	We face risks relating to material weaknesses in our internal control over financial reporting.

•	Our industry is highly competitive.

•	Our operations could be adversely impacted by the continuing effects from the U.S. government regulations on offshore deepwater and Outer Continental Shelf (OCS) drilling projects.

•	International and political events may adversely affect our operations.

•	Our acquisition strategy involves a number of risks.

•	Our operating results may vary significantly from quarter to quarter.

•	We may be unsuccessful at generating profitable internal growth.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Unforeseen difficulties with the maintenance or operation of our enterprise resource planning system could adversely affect our internal controls and our business.

•	We carry insurance against many potential liabilities, and our management of risk may leave us exposed to unidentified or unanticipated risks.

•	We may incur additional healthcare costs arising from federal healthcare reform legislation.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

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

The global markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with large capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during fiscal 2010 and our backlog increased to $443.0 million at the beginning of fiscal 2012 (our current fiscal year). This resulted in an increase in backlog of 57% compared to the backlog at the beginning of fiscal 2011. Some of our orders received in fiscal 2011 are for large complex petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This competitive-bid environment will continue to place downward pressure on gross profit margins as we work to fulfill these orders in fiscal 2012 and 2013. Orders received during the first six months of fiscal 2012 were $392.1 million, a decrease of approximately $10 million from the same period of the prior year.

Execution challenges on certain large projects at Powell Canada have negatively impacted net income in the first half of fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company is currently pursuing recovery of certain of these costs. However, there is no assurance these costs can be recovered and costs recovered are recorded when change orders are approved by the customers.

Results of Operations

Revenue and Gross Profit

Consolidated revenues increased $56.4 million to $181.5 million in the second quarter of fiscal 2012 compared to $125.1 million in the second quarter of fiscal 2011. For the second quarter of fiscal 2012, domestic revenues increased by 27.3% to $105.3 million compared to the second quarter of 2011. Total international revenues increased to $76.2 million in the second quarter of 2012 compared to $42.4 million in the second quarter of 2011. This increase in domestic and international revenues in fiscal 2012 is directly related to the increase in the backlog of orders coming into fiscal 2012 compared to fiscal 2011, as discussed above. This increase in revenue also increased gross profit for the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, by approximately $9.4 million. Gross profit as a percentage of revenues decreased to 18.9 % in the second quarter of 2012, compared to 19.9% in the second quarter of fiscal 2011 primarily as a result of project execution challenges on certain large projects at Powell Canada and margins were negatively impacted due to certain large projects awarded for fiscal 2012 being at lower margins than projects that were in process during the second quarter of fiscal 2011. We anticipate that gross margin levels, compared to fiscal 2011, will continue to be depressed over the balance of fiscal 2012 given the overall mix of jobs currently in our backlog.

For the six months ended March 31, 2012, consolidated revenues increased $89.2 million to $338.9 million compared to $249.8 million for the six months ended March 31, 2011. For the first six months of fiscal 2012, domestic revenues increased by 22.3% to $202.4 million compared to the first six months of fiscal 2011. Total international revenues increased to $136.5 million in the first six months of 2012 compared to $84.3 million in the first six months of fiscal 2011. The increase in domestic and international revenues in fiscal 2012 was directly related to the increase in the backlog of orders coming into fiscal 2012 compared to fiscal 2011, as discussed above. This increase in revenues also increased gross profit for the first six months of fiscal 2012, as compared to the first six months of fiscal 2011 by $3.9 million. Gross profit as a percentage of revenues decreased to 16.1% for the first six months of fiscal 2012, compared to 20.3% for the first six months of fiscal 2011 primarily as a result of project execution challenges on certain large projects at Powell Canada and margins were negatively impacted due to certain large projects awarded for fiscal 2012 being at lower margins than projects that were in process during the first half of fiscal 2011.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $174.0 million in the second quarter of fiscal 2012, compared to $118.6 million for the second quarter of fiscal 2011. The increase in revenues is a result of the increase in the backlog of orders coming into fiscal 2012. In the second quarter of 2012, revenues from public and private utilities were approximately $24.7 million, compared to $31.3 million in the second quarter of fiscal 2011. Revenues from industrial and commercial customers totaled $139.6 million in the second quarter of 2012, an increase of $59.2 million compared to the second quarter of fiscal 2011. Municipal and transit projects generated revenues of $9.7 million in the second quarter of fiscal 2012 compared to $6.9 million in the second quarter of fiscal 2011.

Business segment gross profit, as a percentage of revenues, was 18.7% in the second quarter of fiscal 2012, compared to 19.5% in the second quarter of fiscal 2011. This decrease in gross profit as a percentage of revenues resulted primarily from the competitive margins realized on certain projects during the second quarter of fiscal 2012.

For the six months ended March 31, 2012, our Electrical Power Products segment recorded revenues of $324.6 million, compared to $235.7 million for the six months ended March 31, 2011. The increase in revenues is a result of the increase in the backlog of orders coming into fiscal 2012. In the first six months of fiscal 2012, revenues from public and private utilities were approximately $57.4 million, compared to $64.5 million in the first six months of fiscal 2011. Revenues from commercial and industrial customers totaled $246.0 million in the first six months of fiscal 2012, an increase of $88.2 million compared to the first six months of fiscal 2011. Municipal and transit projects generated revenues of $21.2 million in the first six months of fiscal 2012, compared to $13.4 million in the first six months of fiscal 2011.

For the six months ended March 31, 2012, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 15.9%, compared to 20.1% for the six months ended March 31, 2011. This decrease in gross profit as a percentage of revenues resulted primarily from the project execution challenges on certain large projects at Powell Canada and the competitive margins realized on certain projects during the first half of fiscal 2012.

Process Control Systems

Our Process Control Systems business segment recorded revenues of $7.5 million in the second quarter of fiscal 2012, an increase from $6.5 million in the second quarter of fiscal 2011. Business segment gross profit, as a percentage of revenues, decreased to 22.7% in the second quarter of fiscal 2012 compared to 26.3% in the second quarter of fiscal 2011 due to the overall mix of projects.

For the six months ended March 31, 2012, our Process Control Systems business segment recorded revenues of $14.3 million, an increase from $14.1 million for the six months ended March 31, 2011. Business segment gross profit decreased as a percentage of revenues to 21.6% for the first six months of fiscal 2012, compared to 23.4% for the first six months of fiscal 2011 due to the overall mix of projects.

For additional information related to our business segments, see Note K of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.5 million for the second quarter of fiscal 2012, compared to $21.5 million for the second quarter of fiscal 2011. Consolidated selling, general and administrative expenses decreased to 11.9% of revenues in the second quarter of fiscal 2012 compared to 17.2% of revenues in the second quarter of fiscal 2011. Selling, general and administrative expenses decreased as a percentage of revenues as a result of the increase in revenues.

Selling, general and administrative expenses were $41.3 million for the first six months of fiscal 2012, compared to $42.5 million for the first six months of fiscal 2011. For the six months ended March 31, 2012, consolidated selling, general and administrative expenses decreased to 12.2% of revenues, compared to 17.0% of revenues for the six months ended March 31, 2011. Selling, general and administrative expenses decreased due to decreases in legal fees, contract services and long-term incentive compensation expenses.

Gain on Sale of Investment

Gain on sale of investment recorded in the second quarter of fiscal 2011 consisted of a $1.2 million gain which resulted from cash received from the sale of our 50% equity investment in a joint venture in Kazakhstan, which was previously a part of the acquisition of Powell Canada in fiscal 2010.

Interest Expense and Income

Interest expense was approximately $68,000 and $144,000 for the three and six months ended March 31, 2012, respectively, a decrease of approximately $26,000 and $64,000 compared to the three and six months ended March 31, 2011, respectively. The decrease in interest expense was primarily due to lower amounts outstanding under our credit facilities during the first half of fiscal 2012.

Interest income was approximately $34,000 and $63,000 for the three and six months ended March 31, 2012, respectively, compared to approximately $63,000 and $107,000 for the three and six months ended March 31, 2011, respectively, because cash available for investments decreased as the cash required to offset bank fees increased.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 38.1% in the second quarter of fiscal 2012, compared to 47.2% in the second quarter of fiscal 2011. For the first six months of fiscal 2012, our effective tax rate was 52.1%, compared to 40.4% for the first six months of fiscal 2011. The effective tax rates for the second quarter of fiscal 2012 and 2011, and the first six months of fiscal 2012 and 2011 have been negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.

Net Income

In the second quarter of fiscal 2012, we generated net income of $7.4 million, or $0.63 per diluted share, compared to $1.7 million, or $0.15 per diluted share, in the second quarter of fiscal 2011. For the six months ended March 31, 2012, we recorded net income of $5.7 million, or $0.48 per diluted share, compared to $4.2 million, or $0.35 per diluted share, for the six months ended March 31, 2011. Net income for the second quarter of fiscal 2011 was favorably impacted by approximately $1.2 million related to the gain on the sale of our investment in our previous 50% owned joint venture in Kazakhstan.

Backlog

The order backlog at March 31, 2012, was $497.0 million, compared to $443.0 million at September 30, 2011, and $436.6 million at March 31, 2011. New orders placed during the second quarter of fiscal 2012 totaled $203.3 million compared to $216.8 million in the second quarter of fiscal 2011. Backlog has increased primarily due to strong activity in oil and gas production and petrochemical projects, as well as various projects in the Canadian Oil Sands region.

Liquidity and Capital Resources

Cash and cash equivalents increased to approximately $128.1 million at March 31, 2012, primarily as a result of cash flow provided by operations of approximately $23.4 million during the first six months of fiscal 2012. As of March 31, 2012, current assets exceeded current liabilities by 2.2 times and our debt to total capitalization was 1.6%.

At March 31, 2012, we had cash and cash equivalents of approximately $128.1 million, compared to approximately $123.5 million at September 30, 2011. We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of March 31, 2012, there were no amounts borrowed under this line of credit. We also have a $10.0 million revolving credit facility in Canada. At March 31, 2012, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $4.6 million at March 31, 2012, compared $5.4 million at September 30, 2011. Letters of credit outstanding were $42.7 million at March 31, 2012, compared to $13.2 million at September 30, 2011, which reduce our availability under our US Revolver. Amounts available under the U.S. revolving credit facility were $32.3 million at March 31, 2012. Amounts available under the Canadian revolving credit facility were $10.0 million at March 31, 2012. For further information regarding our debt, see Notes G and I of Notes to Condensed Consolidated Financial Statements.

Approximately $6.2 million of our cash at March 31, 2012, was held internationally for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations. In the event that the Company elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operational activities, capital improvements and expansions, as well as debt repayments for the foreseeable future. We will continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

Cash provided by operating activities was $23.4 million during the six months of fiscal 2012 and $8.5 million during the first six months of fiscal 2011. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations increased during the first six months of fiscal 2012 compared to the same period in the prior year, primarily due to higher levels of business activity.

Investing Activities

Investments in property, plant and equipment during the first six months of fiscal 2012 totaled approximately $18.9 million, compared to $2.7 million during the first six months of fiscal 2011. A significant portion of these investments has been to acquire land in the United States and Canada to support our continued expansion in the Canadian Oil Sands and offshore production markets. During the first six months of fiscal 2011, we received cash of approximately $1.2 million from the sale of our 50% equity investment in a joint venture in Kazakhstan.

Financing Activities

Net cash used in financing activities was approximately $0.4 million for the first six months of fiscal 2012 and approximately $0.6 million for the first six months of fiscal 20101

New Accounting Standards

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

Outlook

The global markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with large capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during the same twelve-month period of fiscal 2010 and our backlog increased to $443.0 million at the beginning of fiscal 2011. This resulted in an increase in backlog of 57% compared to the backlog at the beginning of fiscal 2011. Some of the orders received in fiscal 2011 are for large complex petrochemical and offshore oil and gas construction projects which will take several months to produce, most of which were awarded in competitive bid situations. This competitive-bid environment could continue to place pressure on gross profit margins as we work to fulfill these orders in fiscal 2012 and 2013. Execution challenges on certain large projects at Powell Canada have negatively impacted and could continue to negatively impact our net income for fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company is currently pursuing recovery of certain of these costs. However, there is no assurance these costs can be recovered and costs recovered are recorded when change orders are approved by the customers. Orders received during the first six months of fiscal 2012 were $392.1 million, a decrease of approximately $10 million from the same period of the prior year.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the U.S., as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue; however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue as investment in large capital-intensive infrastructure projects receive funding and support. The increase in our backlog to $497.0 million at March 31, 2012 resulted from several large complex projects awarded related to petrochemical and offshore oil and gas construction projects during fiscal 2011 and $392.1 million of additional orders received in the first six months of fiscal 2012.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operational activities, capital improvements, market expansions and debt repayments for the foreseeable future. We will continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage and invest in the markets we serve while aligning our cost structures with market conditions.

We have recently acquired land in the United States and Canada to support our continued expansion in the Canadian Oil Sands and offshore production markets.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at March 31, 2012.

During fiscal 2011 and the first half of fiscal 2012, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At March 31, 2012, we recorded a net liability of $1,000 on our Condensed Consolidated Balance Sheets related to these transactions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC) on December 12, 2011, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2012.

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

We have performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements as of and for the period ended March 31, 2012, were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report.

Remediation Plan

As of March 31, 2012, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically,

•	A new Controller and other accounting staff members have been hired at Powell Canada where the control deficiencies exist.

•

Members of project management and the accounting staff at Powell Canada have received additional training related to policies, procedures and internal controls, including Powell’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.

•

Additional training has and will be provided related to the ERP business system that was implemented at Powell Canada in April 2011 to foster utilization of tools available for timely review of projects in progress.

•	User access and segregation of duties will be reviewed to determine and implement the appropriate steps necessary to prevent or mitigate potential conflicts.

•

A consultant, along with the management team, has evaluated, made recommendations and implemented corrective actions over the contract revenue and cost accumulation processes of Powell Canada’s field operations.

•	Our internal audit department has reviewed and will continue to assess progress on the remediation plan noted above.

•	Various members of the Company’s management team have been on-site in Canada to oversee the remediation efforts.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal reporting over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2012. Until the above-described actions are fully implemented and operate for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On May 7, 2012, the company entered into employment agreements with each of the following named executive officers: (i) Don R. Madison, Executive Vice President and Chief Financial and Administrative Officer, and (ii) Milburn E. Honeycutt, Vice President, Controller and Chief Accounting Officer.

Each of the agreements commenced on the date on which such agreement was entered into and expires upon the earlier of (a) the last day of the month in which such executive reaches age 65, in which case, unless otherwise agreed to, such executive’s employment shall continue at will and shall be terminable by either the executive or the Company for any reason or (b) the date on which such executive’s employment terminates pursuant to the terms of such agreement or the executive’s resignation or retirement. Pursuant to the agreements, each executive is entitled to receive a base salary equal to the base salary in effect for such executive as of the date of such agreement and which has been previously disclosed, subject to review annually by and at the sole discretion of the Compensation Committee (the Compensation Committee) of the Board of Directors of the Company. The agreements also provide that each executive will be eligible for an annual discretionary bonus, short term incentive compensation award and/or long-term incentive compensation award based upon achievement of performance objectives established by the Compensation Committee.

Each agreement further provides that in the event the Company terminates the relevant executive’s employment without “cause” or if the executive terminates his employment for “good reason” (as these terms are defined in the agreements) during the term of the agreement, the executive will be entitled to receive, among other things, such executive’s then-current base salary for the Applicable Period, an amount equal to such executive’s then-current target short-term incentive compensation and such executive’s equity-based awards will immediately vest. In the event that the Company terminates the executive’s employment without cause or the executive terminates his employment for good reason within a specified period following a change in control, the executive will be entitled to receive, among other things, such executive’s then-current base salary for the Applicable Period and an amount equal to two-times such executive’s then-current target short-term incentive compensation. Additionally, such executive’s equity-based awards will immediately vest. For purposes hereof, the term “Applicable Period” shall mean 36 months for Mr. Madison and 24 months for Mr. Honeycutt.

In connection with entry into the employment agreements, each executive has agreed not to (A) compete with the Company for so long as such executive is employed by the Company and for the greater of (i) one year from the date of termination of such executive’s employment and, (ii) if applicable, the period during which such executive is entitled to receive severance or (B) solicit or encourage any employee or consultant of the Company to leave employment of the Company or otherwise hire any such employees.

The employment agreements contain a provision that provides that the rights and benefits provided by such agreements are intended to replace the rights and benefits provided by the Company’s Executive Severance Protection Plan adopted and effective September 20, 2002. By execution of such employment agreement, each executive, to the extent applicable, waived and released any rights, benefits or payments to which such executive would have been entitled thereunder and acknowledged that such plan was terminated by the Company. There were no termination penalties incurred by the Company in connection with the termination of such plan.

The foregoing description of the employment agreements is qualified in its entirety by reference to Mr. Madison’s employment agreement and Mr. Honeycutt’s employment agreement, copies of which are filed as Exhibit 10.1 and 10.2, respectively, to this quarterly report and is incorporated by reference herein.

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on February 29, 2012, James F. Clark, Scott E. Rozzell, Stephen W. Seale, Jr. and Robert C. Tranchon were re-elected as directors of the Company with terms ending in 2015. The other directors continuing in office after the meeting are Joseph L. Becherer, Eugene L. Butler, Christopher E. Cragg, Bonnie V. Hancock and Thomas W. Powell. As to each nominee for director, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Non-Votes
James F. Clark	10,167,688	—	433,487	—	—
Scott E. Rozzell	10,149,453	—	451,722	—	—
Stephen W. Seale, Jr.	7,392,323	—	3,208,852	—	—
Robert C. Tranchon	7,484,681	—	3,116,494	—	—

In addition at this annual meeting, the stockholders approved the Company’s “say-on-pay” proposal relating to the compensation paid to the Company’s executives and the related compensation discussion and analysis contained in the Company’s proxy statement relating to such annual meeting as follows:

Votes Cast For	Votes Cast Against	Votes Abstained
8,094,993	2,483,999	22,183

Item 6. Exhibits

Number		Description of Exhibits

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1	—	Employment Agreement dated May 8, 2012 by and between the Company and Don R. Madison.

*10.2	—	Employment Agreement dated May 8, 2012 by and between the Company and Milburn E. Honeycutt.

*10.3	—	Tenth Amendment to Credit agreement, dated as of March 26, 2012, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party.

*10.4	—	Amended and Restated Credit Agreement, made as of April 26, 2012, between Powell Canada Inc., as Borrower, Powell Industries, Inc., Nextron Limited, and PPC Technical Services Inc., as Guarantors; and HSBC Bank Canada, as Lender.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC. (Registrant)

May 9, 2012	By:	/s/ Thomas W. Powell
Date		Thomas W. Powell
Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

May 9, 2012	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*10.1	—	Employment Agreement dated May 8, 2012 by and between the Company and Don R. Madison.

*10.2	—	Employment Agreement dated May 8, 2012 by and between the Company and Milburn E. Honeycutt.

*10.3	—	Tenth Amendment to Credit agreement, dated as of March 26, 2012, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party.

*10.4	—	Amended and Restated Credit Agreement, made as of April 26, 2012, between Powell Canada Inc., as Borrower, Powell Industries, Inc., Nextron Limited, and PPC Technical Services Inc., as Guarantors; and HSBC Bank Canada, as Lender.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith