Form 10-Q
period 2012-06-30
POWELL INDUSTRIES INC
filed 2012-08-08
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    ☐  Yes    ☒  No

At July 26, 2012, there were 11,870,673 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$106,835	$123,466
Cash held in escrow	—	1,000
Accounts receivable, less allowance for doubtful accounts of $1,096 and $391, respectively	106,872	109,317
Costs and estimated earnings in excess of billings on uncompleted contracts	87,036	51,568
Inventories, net	40,616	36,640
Income taxes receivable	301	4,071
Deferred income taxes	4,189	3,580
Prepaid expenses and other current assets	3,702	7,040

Total Current Assets	349,551	336,682
Property, plant and equipment, net	77,269	59,637
Goodwill	1,003	1,003
Intangible assets, net	13,749	15,847
Other assets	7,909	8,507

Total Assets	$449,481	$421,676

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$836	$1,140
Income taxes payable	1,715	881
Accounts payable	54,827	56,893
Accrued salaries, bonuses and commissions	24,071	22,314
Billings in excess of costs and estimated earnings on uncompleted contracts	53,414	44,523
Accrued product warranty	4,427	4,603
Other accrued expenses	6,281	7,370

Total Current Liabilities	145,571	137,724
Long-term debt and capital lease obligations, net of current maturities	3,646	4,301
Deferred compensation	2,870	3,242
Other liabilities	1,069	1,066

Total Liabilities	153,156	146,333

Commitments and Contingencies (Note I)
Equity:
Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,869,873 and 11,752,393 shares issued and outstanding, respectively	119	117
Additional paid-in capital	37,623	34,343
Retained earnings	260,067	242,254
Accumulated other comprehensive income (loss)	(1,484)	(1,371)

Total Stockholders’ Equity	296,325	275,343

Total Liabilities and Equity	$449,481	$421,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$194,093	$141,369	$533,035	$391,153
Cost of goods sold	150,250	119,505	434,577	318,548

Gross profit	43,843	21,864	98,458	72,605
Selling, general and administrative expenses	24,826	19,410	66,112	61,876
Amortization of intangible assets	704	1,237	2,111	3,658

Operating income	18,313	1,217	30,235	7,071
Gain on sale of investment	—	—	—	(1,229)
Interest expense	59	88	203	296
Interest income	(25)	(66)	(88)	(173)

Income before income taxes	18,279	1,195	30,120	8,177
Income tax provision	6,141	1,122	12,316	3,940

Net income	$12,138	$73	$17,804	$4,237

Earnings per share:
Basic	$1.03	$0.01	$1.51	$0.36

Diluted	$1.02	$0.01	$1.50	$0.36

Weighted average shares:
Basic	11,812	11,740	11,782	11,730

Diluted	11,861	11,812	11,834	11,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	June 30, 2012	June 30, 2011
Operating Activities:
Net income	$17,804	$4,237
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,703	7,790
Amortization	2,121	3,708
Stock-based compensation	894	1,117
Bad debt expense	509	82
Deferred income taxes	(273)	(5,440)
Gain on sale of investment in joint venture	—	(1,229)
Changes in operating assets and liabilities:
Accounts receivable	2,071	(14,151)
Costs and estimated earnings in excess of billings on uncompleted contracts	(35,423)	(4,862)
Inventories	(3,961)	(2,612)
Prepaid expenses and other current assets	7,109	3,795
Accounts payable and income taxes payable	(1,257)	7,462
Accrued liabilities	490	(10,910)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,880	33,511
Other	(208)	2,743

Net cash provided by operating activities	6,459	25,241

Investing Activities:
Proceeds from sale of fixed assets	158	308
Purchases of property, plant and equipment	(25,546)	(4,072)
Decrease in cash held in escrow	1,000	—
Proceeds from sale of investment in joint venture	—	1,229

Net cash used in investing activities	(24,388)	(2,535)

Financing Activities:
Borrowings on Canadian revolving line of credit	7,992	4,947
Payments on Canadian revolving line of credit	(7,992)	(4,955)
Payments on industrial development revenue bonds	(400)	(400)
Short-term and other financing	1,822	(250)

Net cash provided by (used in) financing activities	1,422	(658)

Net (decrease) increase in cash and cash equivalents	(16,507)	22,048
Effect of exchange rate changes on cash and cash equivalents	(124)	(135)
Cash and cash equivalents at beginning of period	123,466	115,353

Cash and cash equivalents at end of period	$106,835	$137,266

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

In September 2011, the FASB issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment. Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amounts. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our fiscal year 2013. Early adoption is permitted; however, we will not adopt this guidance until October 1, 2012. This guidance is not expected to have a material impact on our reported results of operations or financial position.

In July 2012, the FASB issued an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, our fiscal year 2013. Early adoption is permitted; however, we will not adopt this guidance until October 1, 2012. This guidance is not expected to have a material impact on our reported results of operations or financial position.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Fair Value Measurements at June 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Assets
Cash equivalents	$45,768	$—	$—	$45,768
Foreign currency forward contracts	—	10	—	10

Total	$45,768	$10	$—	$45,778

Liabilities
Foreign currency forward contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at June 30, 2012. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets for that period. See Note H for further discussion regarding our derivative instruments.

C. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Powell Industries, Inc.	$12,138	$73	$17,804	$4,237

Denominator:
Weighted average basic shares	11,812	11,740	11,782	11,730
Dilutive effect of stock options and restricted stock units	49	72	52	76

Weighted average diluted shares with assumed conversions	11,861	11,812	11,834	11,806

Net earnings per share:
Basic	$1.03	$0.01	$1.51	$0.36

Diluted	$1.02	$0.01	$1.50	$0.36

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2012 and 2011, respectively, as the options’ exercise price was less than the average market price of our common stock.

D. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,043	$1,508	$391	$907
Increase (decrease) to bad debt expense	(127)	(524)	509	82
Deductions for uncollectible accounts written off, net of recoveries	175	(221)	175	(225)
Increase (decrease) due to foreign currency translation	5	(4)	21	(5)

Balance at end of period	$1,096	$759	$1,096	$759

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$4,783	$5,763	$4,603	$5,929
Increase (decrease) to warranty expense	752	(148)	2,084	759
Deductions for warranty charges	(1,068)	(728)	(2,254)	(1,961)
Increase (decrease) due to foreign currency translation	(40)	191	(6)	351

Balance at end of period	$4,427	$5,078	$4,427	$5,078

Inventories

The components of inventories are summarized below (in thousands):

	June 30, 2012	September 30, 2011
Raw materials, parts and subassemblies	$41,207	$38,400
Work-in-progress	7,967	5,892
Provision for excess and obsolete inventory	(8,558)	(7,652)

Total inventories	$40,616	$36,640

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30, 2012	September 30, 2011
Costs incurred on uncompleted contracts	$528,599	$475,525
Estimated earnings	160,668	131,367

	689,267	606,892
Less: Billings to date	655,645	599,847

Net underbilled position	$33,622	$7,045

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts — underbilled	$87,036	$51,568
Billings in excess of costs and estimated earnings on uncompleted contracts — overbilled	(53,414)	(44,523)

Net underbilled position	$33,622	$7,045

E. OTHER INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at June 30, 2012 and September 30, 2011 consisted of the following (in thousands):

	June 30, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement
Balance, beginning of period	$17,580	$(6,052)	$11,528	$17,580	$(4,881)	$12,699
Amortization	—	(879)	(879)	—	(1,171)	(1,171)

Balance, end of period	$17,580	$(6,931)	$10,649	$17,580	$(6,052)	$11,528

Purchased technology
Balance, beginning of period	$11,747	$(7,759)	$3,988	$10,272	$(6,318)	$3,954
Acquisition	—	—	—	1,500	—	1,500
Amortization	—	(1,404)	(1,404)	—	(1,689)	(1,689)
Foreign currency translation	9	228	237	(25)	248	223

Balance, end of period	$11,756	$(8,935)	$2,821	$11,747	$(7,759)	$3,988

Non-compete agreements
Balance, beginning of period	$4,170	$(4,170)	$—	$5,365	$(3,666)	$1,699
Amortization	—	—	—	—	(920)	(920)
Foreign currency translation	—	—	—	(35)	—	(35)
Impairment (a)	—	—	—	(1,160)	416	(744)

Balance, end of period	$4,170	$(4,170)	$—	$4,170	$(4,170)	$—

Trade name
Balance, beginning of period	$1,098	$(767)	$331	$5,437	$(938)	$4,499
Amortization	—	(147)	(147)	—	(583)	(583)
Foreign currency translation	—	95	95	(124)	(1)	(125)
Impairment (a)	—	—	—	(4,215)	755	(3,460)

Balance, end of period	$1,098	$(819)	$279	$1,098	$(767)	$331

Total	$34,604	$(20,855)	$13,749	$34,595	$(18,748)	$15,847

(a)	Represents an impairment charge recorded in fiscal 2011 related to the intangible assets of Powell Canada.

All goodwill and intangible assets are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the nine months ended June 30, 2012 and 2011 was $2.1 million and $3.7 million, respectively.

F. COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$12,138	$73	$17,804	$4,237
Unrealized gain (loss) on foreign currency translation, net of tax	(732)	(559)	(113)	1,514
Unrealized loss on derivative contracts, net of tax	—	(9)	—	(13)

Comprehensive income	$11,406	$(495)	$17,691	$5,738

G. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2012	September 30, 2011
Industrial development revenue bonds	$4,000	$4,400
Capital lease obligations	482	1,041

Subtotal long-term debt and capital lease obligations	4,482	5,441
Less current portion	(836)	(1,140)

Total long-term debt and capital lease obligations	$3,646	$4,301

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

The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by $41.1 million for our outstanding letters of credit at June 30, 2012.

There were no borrowings outstanding under the US Revolver as of June 30, 2012. Amounts available under the US Revolver were $33.9 million at June 30, 2012. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2012, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada. In March 2012, we reduced the Canadian Facility from a $20.0 million CAD (approximately $19.5 million) revolving credit facility (the Canadian Revolver) to $10.0 million CAD (approximately $9.8 million), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver. As of June 30, 2012, there were no letters of credit outstanding under the Canadian Revolver.

There were no borrowings outstanding under the Canadian Revolver and $9.8 million was available at June 30, 2012. The Canadian Facility expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate. Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The principal financial covenants are consistent with those in our Amended Credit Agreement. The Canadian Facility contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable. As of June 30, 2012, we were in compliance with all of the financial covenants of the Canadian Facility, and no borrowings were outstanding under this facility at June 30, 2012.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC) to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2012. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2012, the balance in the restricted sinking fund was approximately $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.60 % per year on June 30, 2012.

H. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term contracts. As of June 30, 2012, we held only derivatives that were designated as cash flow hedges related to the U.S. Dollar/British Pound Sterling exchange rate.

All derivatives are recognized on the Condensed Consolidated Balance Sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of June 30, 2012 was $0.7 million.

The following table presents the fair value of derivative instruments included within the Condensed Consolidated Balance Sheets as of June 30, 2012:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forwards	Prepaid expenses and other current assets	$10	Other accrued expenses	$—

Total derivatives		$10		$—

There were no derivatives outstanding at September 30, 2011.

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated:	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
	(in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$—	$—	Revenues	$12	$11

Total designated cash flow hedges	$—	$—		$12	$11

The following table presents the amounts affecting the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income¹
Derivatives designated:	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011	Location of Gain (Loss) Reclassified from Accumulated Other comprehensive Income into Income	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
	( in thousands)			(in thousands)
Derivatives designated as cash flow hedges:
Foreign exchange forwards	$(14)	$(19)	Revenues	$3	$45

Total designated cash flow hedges	$(14)	$(19)		$3	$45

¹	For the three and nine month periods ended June 30, 2011, we recorded in revenues an immaterial amount of ineffectiveness from cash flow hedges.

Refer to Note B for a description of how the above financial instruments are valued in accordance with the fair value measurement accounting guidance for the three and nine month periods ended June 30, 2012.

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

As of June 30, 2012, there were no deferred net losses (net of tax) on outstanding derivatives recorded in accumulated other comprehensive income expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when the derivative contracts that are currently outstanding mature. As of June 30, 2012, the maximum term over which we are hedging exposure to the variability of cash flows for our forecasted and recorded transactions is four months. For the three and nine months ended June 30, 2012, we recorded in selling, general and administrative expense an immaterial amount of ineffectiveness from cash flow hedges.

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

I. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $41.1 million as of June 30, 2012, under our US Revolver. We also had performance and maintenance bonds totaling $222.7 million that were outstanding with our sureties, with additional bonding capacity of $377.3 million available, at June 30, 2012.

We have a facility agreement (Facility Agreement) between S&I and a large international bank. This $11.7 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and bank guarantees. At June 30, 2012, we had a total of $8.5 million of bank guarantees outstanding under this Facility Agreement.

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

RSU activity (number of shares) for us was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2010	87,454	$38.96
Granted	39,048	30.94
Expired or cancelled	(35,746)	36.50
Vested/exercised	(21,378)	37.68

Outstanding at September 30, 2011	69,378	36.10
Granted	54,825	31.18
Expired or cancelled	(19,729)	40.48
Vested/exercised	—	—

Outstanding at June 30, 2012	104,474	$36.24

During the nine months ended June 30, 2012, we recorded compensation expense of $0.7 million related to the RSUs. We recorded compensation expense of $0.1 million related to the RSUs for the nine months ended June 30, 2011.

Restricted Stock

Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company (the Board) who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In June 2012, 16,000 shares of restricted stock were issued to such directors at a price of $37.50 per share. In June 2011, 16,000 shares of restricted stock were issued to such directors at a price of $33.49 per share. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

In June 2012, 2,000 shares of restricted stock were issued under the 2006 Plan to the Chairman of the Board of Directors of the Company, who is an employee of the Company. These shares were issued at a price of $37.50 per share. The restricted stock grant vests 50% per year over a two-year period on each anniversary of the grant date.

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

During the nine months ended June 30, 2012, we recorded compensation expense of $0.4 million related to restricted stock grants. We recorded compensation expense of $0.8 million related to restricted stock grants for the nine months ended June 30, 2011.

Stock Options

Stock option activity for the nine months ended June 30, 2012 was as follows:

	Stock Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
(in thousands)
Outstanding at September 30, 2011	97,550	$18.44
Granted	—	—
Exercised	(97,550)	18.44
Forfeited / Cancelled	—	—

Outstanding at June 30, 2012	—	$—	—	$—

Exercisable at June 30, 2012	—	$—	—	$—

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Electrical Power Products	$186,272	$134,425	$510,910	$370,143
Process Control Systems	7,821	6,944	22,125	21,010

Total	$194,093	$141,369	$533,035	$391,153

Gross profit:
Electrical Power Products	$41,677	$19,788	$93,203	$67,236
Process Control Systems	2,166	2,076	5,255	5,369

Total	$43,843	$21,864	$98,458	$72,605

Income before income taxes:
Electrical Power Products	$18,422	$1,055	$30,066	$8,567
Process Control Systems	(143)	140	54	(390)

Total	$18,279	$1,195	$30,120	$8,177

Depreciation and amortization expense:
Electrical Power Products	$3,365	$3,951	$9,779	$11,325
Process Control Systems	22	39	35	123

Total	$3,387	$3,990	$9,814	$11,448

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

The global markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during fiscal 2010 and our backlog has increased to $443.0 million at the beginning of fiscal 2012 (our current fiscal year). This resulted in an increase in backlog of 57% compared to the backlog at the beginning of fiscal 2011. Some of our orders received in fiscal 2011 are for large complex petrochemical and offshore oil and gas construction projects which will take several months to produce. Orders received during the first nine months of fiscal 2012 were $525.1 million, a decrease of $75.3 million from the same period of the prior year.

Execution challenges in the first three months of fiscal 2012 on certain large projects at Powell Canada have negatively impacted net income during fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company is currently pursuing recovery of certain of these costs. However, there is no assurance these costs can be recovered and costs recovered are recorded when change orders are approved by the customers.

Results of Operations

Revenue and Gross Profit

Consolidated revenues increased $52.7 million to $194.1 million in the third quarter of fiscal 2012 compared to $141.4 million in the third quarter of fiscal 2011. For the third quarter of fiscal 2012, domestic revenues increased by 8.9% to $105.5 million compared to the third quarter of 2011. Total international revenues were $88.6 million in the third quarter of 2012 compared to $44.6 million in the third quarter of 2011. Gross profit for the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, increased by approximately $22.0 million, to $43.8 million, and gross profit as a percentage of revenues increased to 22.6% in the third quarter of fiscal 2012, compared to 15.5% in the third quarter of fiscal 2011. The increase in gross profit and gross profit as a percentage of revenues resulted from the mix of projects in our backlog, and increased production volume and reduced costs on project completion due to operational efficiencies.

For the nine months ended June 30, 2012, consolidated revenues increased $141.8 million to $533.0 million compared to $391.2 million for the nine months ended June 30, 2011. For the first nine months of fiscal 2012, domestic revenues increased by 17.4% to $307.9 million compared to the first nine months of fiscal 2011. Total international revenues increased to $225.2 million in the first nine months of 2012 compared to $128.9 million in the first nine months of fiscal 2011. Gross profit for the first nine months of fiscal 2012, as compared to the first nine months of fiscal 2011, increased by $25.9 million, to $98.5 million, as a result of increased production volume and reduced costs on project completion due to operational efficiencies. Gross profit as a percentage of revenues decreased slightly to 18.5% for the first nine months of fiscal 2012, compared to 18.6% for the first nine months of fiscal 2011 due to execution challenges on certain large projects at Powell Canada.

Electrical Power Products

Our Electrical Power Products business segment recorded revenues of $186.3 million in the third quarter of fiscal 2012, compared to $134.4 million for the third quarter of fiscal 2011. In the third quarter of 2012, revenues from public and private utilities were approximately $38.7 million, compared to $37.0 million in the third quarter of fiscal 2011. Revenues from industrial and commercial customers totaled $137.3 million in the third quarter of 2012, an increase of $47.4 million compared to the third quarter of fiscal 2011. Municipal and transit projects generated revenues of $10.3 million in the third quarter of fiscal 2012 compared to $7.5 million in the third quarter of fiscal 2011.

Business segment gross profit, as a percentage of revenues, was 22.4% in the third quarter of fiscal 2012, compared to 14.7% in the third quarter of fiscal 2011. This increase in gross profit as a percentage of revenues resulted primarily from increased production volume and reduced costs on project completion due to operational efficiencies.

For the nine months ended June 30, 2012, our Electrical Power Products segment recorded revenues of $510.9 million, compared to $370.1 million for the nine months ended June 30, 2011. In the first nine months of fiscal 2012, revenues from public and private utilities were approximately $96.2 million, compared to $101.5 million in the first nine months of fiscal 2011. Revenues from commercial and industrial customers totaled $383.2 million in the first nine months of fiscal 2012, an increase of $135.4 million compared to the first nine months of fiscal 2011. Municipal and transit projects generated revenues of $31.5 million in the first nine months of fiscal 2012, compared to $20.8 million in the first nine months of fiscal 2011.

For the nine months ended June 30, 2012, gross profit from the Electrical Power Products business segment, as a percentage of revenues, was 18.2%, compared to 18.2% for the nine months ended June 30, 2011. Gross profit as a percentage of revenue for the nine months ended June 2012 was negatively impacted by execution challenges in the first quarter of fiscal 2012 on certain large projects at Powell Canada.

Process Control Systems

Our Process Control Systems business segment recorded revenues of $7.8 million in the third quarter of fiscal 2012, an increase from $6.9 million in the third quarter of fiscal 2011. Business segment gross profit, as a percentage of revenues, decreased to 27.7% in the third quarter of fiscal 2012 compared to 29.9% in the third quarter of fiscal 2011.

For the nine months ended June 30, 2012, our Process Control Systems business segment recorded revenues of $22.1 million, an increase from $21.0 million for the nine months ended June 30, 2011. Business segment gross profit decreased as a percentage of revenues to 23.8% for the first nine months of fiscal 2012, compared to 25.6% for the first nine months of fiscal 2011. This decrease in gross profit as a percentage of revenues is related to the mix of projects.

For additional information related to our business segments, see Note K of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased to 12.8% of revenues in the third quarter of fiscal 2012 compared to 13.7% of revenues in the third quarter of fiscal 2011. Selling, general and administrative expenses were $24.8 million for the third quarter of fiscal 2012, compared to $19.4 million for the third quarter of fiscal 2011. This increase is primarily due to increases in short-term and long-term incentive compensation, resulting from increased earnings compared to the third quarter of fiscal 2011. Selling, general and administrative expenses decreased as a percentage of revenues as a result of our increase in revenues.

For the nine months ended June 30, 2012, consolidated selling, general and administrative expenses decreased to 12.4% of revenues, compared to 15.8% of revenues for the nine months ended June 30, 2011. Selling, general and administrative expenses were $66.1 million for the first nine months of fiscal 2012, compared to $61.9 million for the first nine months of fiscal 2011. This increase is primarily related to increased short-term and long-term incentive compensation resulting from higher earnings, as well as increased bad debt expense. Selling, general and administrative expenses decreased as a percentage of revenues as a result of our increase in revenues.

Gain on Sale of Investment

Gain on sale of investment consists of a $1.2 million gain recorded in the second quarter of fiscal 2011 that resulted from cash received from the sale of our 50% equity investment in a joint venture in Kazakhstan, which was previously a part of the acquisition of Powell Canada in fiscal 2010.

Provision for Income Taxes

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 33.6% in the third quarter of fiscal 2012, compared to 93.9% in the third quarter of fiscal 2011. For the first nine months of fiscal 2012, our effective tax rate was 40.9%, compared to 48.2% for the first nine months of fiscal 2011. The effective tax rates for the third quarter of fiscal 2011, and the first nine months of fiscal 2012 and 2011 have been negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.

Net Income

In the third quarter of fiscal 2012, we generated net income of $12.1 million, or $1.02 per diluted share, compared to $0.1 million, or $0.01 per diluted share, in the third quarter of fiscal 2011. For the nine months ended June 30, 2012, we recorded net income of $17.8 million, or $1.50 per diluted share, compared to $4.2 million, or $0.36 per diluted share, for the nine months ended June 30, 2011.

Backlog

The order backlog at June 30, 2012, was $433.5 million, compared to $443.0 million at September 30, 2011, and $491.4 million at the end of the third quarter of fiscal 2011. New orders placed during the third quarter of fiscal 2012 totaled $133.0 million compared to $197.7 million in the third quarter of fiscal 2011. Backlog has decreased slightly due to the completion of certain oil and gas production and petrochemical projects.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $106.8 million at June 30, 2012, primarily as a result of the recent purchases of land to build facilities in the United States and Canada during the first nine months of fiscal 2012 to support our continued expansion of the offshore production markets and the Canadian Oil Sands. As of June 30, 2012, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 1.5%.

At June 30, 2012, we had cash and cash equivalents of $106.8 million, compared to $123.5 million at September 30, 2011. We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of June 30, 2012, there were no amounts borrowed under this line of credit. We also have a $9.8 million revolving credit facility in Canada. At June 30, 2012, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $4.5 million at June 30, 2012, compared to $5.4 million at September 30, 2011. Letters of credit outstanding were $41.1 million at June 30, 2012, compared to $13.2 million at September 30, 2011, which reduce our availability under our US Revolver. Amounts available under the U.S. revolving credit facility were $33.9 million at June 30, 2012. Amounts available under the Canadian revolving credit facility were $9.8 million at June 30, 2012. For further information regarding our debt, see Notes G and I of Notes to Condensed Consolidated Financial Statements.

Approximately $7.1 million of our cash at June 30, 2012, was held internationally for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations. In the event that the Company elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operating activities, capital improvements and expansions, as well as debt repayments for the foreseeable future. We will continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

Cash provided by operating activities was $6.5 million during the first nine months of fiscal 2012 and $25.2 million during the first nine months of fiscal 2011. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations decreased during the first nine months of fiscal 2012 compared to the same period in the prior year, primarily due to cash used to support higher levels of business activity and the timing of billing milestones on certain large projects.

Investing Activities

Investments in property, plant and equipment during the first nine months of fiscal 2012 totaled $25.5 million, compared to $4.1 million during the first nine months of fiscal 2011. A significant portion of these investments has been to acquire land and build facilities in the United States and Canada to support our continued expansion in the offshore production markets and Canadian Oil Sands. During the first nine months of fiscal 2011, we received cash of $1.2 million from the sale of our 50% equity investment in Kazakhstan.

Financing Activities

Net cash provided by financing activities was $1.4 million for the first nine months of fiscal 2012 due to cash being received from the exercise of stock options that were set to expire on June 24, 2012. Net cash used in financing activities was $0.7 million for the first nine months of fiscal 2011, resulting from payments made on capital lease agreements.

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

Outlook

The global markets in which Powell participates are capital-intensive and cyclical in nature. Cyclicality is driven by customer demand, global economic markets and potential environmental or regulatory impacts which affect the manner in which our customers proceed with large capital projects. Our customers analyze various factors including the short-term demand for oil and electrical energy, the overall banking environment, federal and state budgets, the outlook for offshore drilling and related regulatory actions and the drive towards environmental controls over the type and way energy is produced and utilized. These factors have contributed to decisions by customers to delay or to change where they place new capital projects, which decreased our backlog of orders to $282.3 million entering fiscal 2011, down $83.5 million from the beginning of fiscal 2010. However, during fiscal 2011, orders received were $725.2 million compared to $466.8 million during the same twelve-month period of fiscal 2010 and our backlog increased to $443.0 million at the beginning of fiscal 2012. This resulted in an increase in backlog of 57% at the beginning of fiscal 2012 compared to the backlog at the beginning of fiscal 2011. Some of our orders received in fiscal 2011 are for large complex petrochemical and offshore oil and gas construction projects which will take several months to produce. Execution challenges on certain large projects at Powell Canada have negatively impacted our net income for fiscal 2012. These execution challenges resulted from scope changes and cost overruns on certain projects. The Company is currently pursuing recovery of certain of these costs. However, there is no assurance these costs can be recovered and costs recovered are recorded when change orders are approved by the customers. Orders received during the first nine months of fiscal 2012 were $525.1 million, a decrease of approximately $75.3 million from the same period of the prior year.

Growth in demand for energy is expected to continue over the long term. New infrastructure investments will be needed to ensure the available supply of petroleum products. New power generation and distribution infrastructure will also be needed to meet the growing demand for electrical energy. New power generation plants will also be needed to replace the aging facilities across the United States, as those plants reach the end of their life cycle. A heightened concern for environmental damage, together with the uncertainty of gasoline prices, has expanded the popularity of urban transit systems, which should drive demand for investment in transit infrastructure, contingent upon available financing. Opportunities for future projects continue, however, the timing and pricing of many of these projects is difficult to predict. The demand for our products and services should continue as investments in large capital-intensive infrastructure projects receive funding and support.

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

We have recently acquired land and begun to build facilities in the United States and Canada to support our continued expansion in the offshore production markets and the Canadian Oil Sands. The total investment in land, buildings and equipment is to be funded with cash in the amount of approximately $75 million.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at June 30, 2012.

During fiscal 2011 and the first nine months of fiscal 2012, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts are designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. At June 30, 2012, we recorded a net asset of approximately $10,000 on our Condensed Consolidated Balance Sheets related to these transactions.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Remediation of Previously Disclosed Material Weaknesses

Management previously concluded as of September 30, 2011, that we did not maintain effective internal controls over financial reporting related to the financial close and reporting process, revenue recognition for long-term construction projects, cost accumulation and the revenue and accounts receivable processes for service contracts, all at Powell Canada. These control deficiencies resulted in the restatement of our interim consolidated financial statements for the quarterly periods ended March 31, 2011 and June 30, 2011. Accordingly, management determined that these control deficiencies constituted weaknesses in internal controls over financial reporting as of September 30, 2011. Management has hired new staff, conducted additional training and implemented procedural and review controls to remediate the material weaknesses noted above. We tested the implemented controls and found them to be effective and concluded as of June 30, 2012, these material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWELL INDUSTRIES, INC.
(Registrant)

August 8, 2012	By:	/s/ Thomas W. Powell
Date		Thomas W. Powell
Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)

August 8, 2012	By:	/s/ Don R. Madison
Date		Don R. Madison
Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title

3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	—	XBRL Taxonomy Extension Label Linkbase

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith