Form 10-K
period 2012-09-30
POWELL INDUSTRIES INC
filed 2012-12-05
CIK 80420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter, March 31, 2012, was approximately $403,202,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

At November 30, 2012, there were 11,915,673 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Our website is powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Revenues from customers located in the United States of America (U.S.) accounted for approximately 58%, 67% and 71% of our consolidated revenues for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. Approximately 76% of our long-lived assets were located in the U.S. at September 30, 2012, with the remaining long-lived assets located primarily in the United Kingdom (U.K.) and Canada. Financial information related to our business and geographical segments is included in Note M of Notes to Consolidated Financial Statements.

Electrical Power Products

Our Electrical Power Products business segment develops, designs, manufactures and markets custom engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include integrated power control room substations, traditional and arc-resistant medium-voltage distribution switchgear, medium-voltage circuit breakers, offshore generator and control modules, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in electric rail transportation, refining, chemical manufacturing, oil and gas production, electric utility systems and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We also seek to assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We work to establish long-term relationships with the end users of our systems and with the design and construction engineering firms contracted by those end users.

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

Products and services are principally sold directly to the end-user or to an engineering, procurement and construction (EPC) firm on behalf of the end-user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering, project management and integration of the various systems into a single deliverable. We market and sell our products and services to a wide variety of customers, governmental agencies, markets and geographic regions, which are typically awarded in competitive bid situations. Contracts often represent complex projects with an individual customer.  By their nature, these projects are typically nonrecurring.  Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary.  As such, gaps in large project awards may cause material fluctuations in segment revenues.

We could be adversely impacted by a significant reduction in business volume from a particular industry which we currently serve. As a result of the fifteen-year supply agreement that we entered into with General Electric Company (GE) on August 7, 2006, our revenues from GE were

$64 million, $54 million and $58 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, or 9%, 10% and 11% of our consolidated revenues for these periods. Aside from GE, with whom we have the long-term supply agreement, we do not believe that the loss of any specific customer would have a material adverse effect on our business. GE has become a significant customer and has accounted for, and could continue to account for, more than 10% of the annual revenues of this business segment as a result of the supply agreement that we entered into on August 7, 2006.  Only one non-recurring petrochemical project being shipped to Colombia amounted to revenues in excess of 10% of consolidated revenues during fiscal 2012.

During fiscal year 2010, no one country outside of the U.S. accounted for more than 10% of revenues with customers.  However, during fiscal years 2012 and 2011, our operations in Canada accounted for 13% and 17% of revenues with customers, respectively.  During fiscal year 2012, one petrochemical project being shipped to Colombia accounted for 11% of revenues with customers.  For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note M of Notes to Consolidated Financial Statements.

Competition

We strive to be the supplier of choice for custom engineered system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and the electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects which are highly complex and competitively bid. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply.

Our principal competitors include ABB, Eaton Corporation, GE, Schneider Electric and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price.  While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party engineering and construction companies hired by the end-user and with which we also have long and established relationships. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Electrical Power Products business segment backlog at September 30, 2012, totaled $361.9 million compared to $394.6 million at September 30, 2011. We anticipate that approximately $300 million of our fiscal 2012 ending backlog will be fulfilled during our fiscal year 2013. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in Electrical Power Products’ operations include steel, copper, aluminum and various electrical components. Raw material costs represented 48% of our revenues in fiscal 2012. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during fiscal year 2013. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We did not experience significant or unusual issues in the purchase of key raw materials and commodities in the past three years.

This business segment is subject to the effects of changing material prices. During the last three fiscal years, we experienced price volatility for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage these inflationary pressures through contract pricing adjustments, material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in fiscal years 2012, 2011 or 2010.

Employees

At September 30, 2012, the Electrical Power Products business segment had 2,812 full-time employees located in the United States, the United Kingdom and Canada. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $6.3 million, $6.4 million and $6.0 million in fiscal years 2012, 2011 and 2010, respectively, and are reported in selling, general and administrative expenses in the consolidated statement of operations.

Intellectual Property

While we are the holder of various patents, trademarks and licenses relating to this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

Our Process Control Systems business segment designs and delivers custom engineered-to-order technology solutions that help our customers manage their critical transportation, environmental and energy management processes and facilities. Our proprietary DYNAC® software suite provides a highly integrated operations management solution for these vital operations. The mission-critical information may be traffic flow in our intelligent transportation management solutions, water quality in our environmental treatment solutions or electrical power management in the case of our substation automation solutions. DYNAC® has user configurable applications designed specifically for clients that require high performance, 24/7 availability and superior data integrity in a secure environment.

We provide a comprehensive set of technical services to deliver these systems. A diverse team of professional systems engineers, software engineers, analysts, network specialists and automation engineers provide expertise for the entire life cycle of a technology project. We have designed and built systems for various transit facilities and roadways around the world.

Customers and Markets

This business segment’s products and services are principally sold directly to end-users in the transportation, environmental and energy sectors. From time to time, a significant percentage of revenues may result from one specific contract or customer due to the nature of large projects common to this business segment. In fiscal year 2010, revenues with two customers individually accounted for more than 10% of our segment revenues. Revenues from these customers totaled $3.2 million in fiscal 2010.  In fiscal years 2012 and 2011, no customer individually accounted for more than 10% of our segment revenues. Contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for a given customer. Thus, multiple and/or continuous projects of similar magnitude with the same customer are rare. As such, gaps in large project awards may cause material fluctuations in segment revenues.

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

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Process Control Systems business segment backlog at September 30, 2012, totaled $74.8 million compared to $48.4 million at

September 30, 2011. We anticipate that approximately $21.0 million of our ending fiscal 2012 backlog will be fulfilled during our 2013 fiscal year. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Employees

The Process Control Systems business segment had 169 full-time employees at September 30, 2012, primarily located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $1.4 million, $1.1 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively, and are reported in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

Various factors drive demand for our products and services, including the price of oil and gas, capital expenditures, economic forecasts and financial markets. Continued uncertainty regarding these factors could impact our customers and severely impact the demand for projects that would result in orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our products and services and could materially impact our business, financial condition, cash flows and results of operations and potentially impact the trading price of our common stock.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

We have a backlog of uncompleted contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received. Backlog consists of projects which either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to underutilization of our assets.

Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in Notes to Consolidated Financial Statements, our revenues are recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects requires a significant amount of judgment and combines professional engineering, cost estimating, pricing and accounting inputs. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates are adjusted as the project progresses. In certain circumstances, it is possible that such adjustments could have a significant impact on our operating results for any fiscal quarter or year.

A portion of our contracts contain terms with penalty provisions.

Some of our contracts contain penalty provisions for the failure to meet specified contractual provisions. These contractual provisions define the conditions under which our customers may make claims against us.  In many cases in which we have had potential exposure for damages, such damages ultimately were not fully asserted by our customers.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

Our raw material costs represented 47% of our consolidated revenues for the fiscal year ended September 30, 2012. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements, supplier availability or price increases could increase production costs and adversely affect profitability.  Our ability to meet customer commitments could be negatively impacted due to the time and effort associated with the selection and qualification of a new supplier.

Our industry is highly competitive.

Some of our competitors are significantly larger and have substantially greater resources than we do. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide.  Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

Our operations could be adversely impacted by the continuing effects from government regulations.

Various regulations have been implemented related to new safety and certification requirements applicable to oil and gas drilling and production activities.  While certain new drilling plans and drilling permits have been approved, we cannot predict whether operators will be able to satisfy these requirements.  Further, we cannot predict what the continuing effects of government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to these regulations.  Changes in laws or regulations regarding offshore oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations.  Similarly, we cannot accurately predict future regulations by the government in any country in which we operate and how those regulations may affect our ability to perform projects in those regions.

International and political events may adversely affect our operations.

International sales accounted for 42% of our revenues in fiscal 2012, including sales from our operations in the United Kingdom and Canada. Our manufacturing facilities are in developed countries with historically stable operating and fiscal environments. Our consolidated results of operations, cash flows and financial condition could be adversely affected by the occurrence of political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions and economic embargoes imposed by the U.S. or other countries.

Acquisitions involve a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions. We may be unable to implement this strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business.  Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy.  Due diligence may not reveal all risks and challenges associated with our acquisitions.  It is possible impairment charges resulting from the overpayment for an acquisition may negatively impact our earnings.  Financing for acquisitions may require us to obtain additional equity or debt financing, which, if available, may not be available on attractive terms.

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

Our ability to generate profitable internal growth will be affected by, among other factors, potential regulatory changes, our ability to attract new customers, increase the number or size of projects performed for existing customers, hire and retain employees, increase volume utilizing our existing facilities and our ability to construct and integrate new facilities.

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

Although we maintain insurance policies with respect to our related exposures, including certain casualty, business interruption, self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S.  This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured.  The changes required by this legislation could cause us to incur additional healthcare and other costs.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by the Company depend upon the best available technology for success in the marketplace. The competitive environment is highly sensitive to technological innovation in both segments of our business. It is possible for competitors (both domestic and international) to develop products or production methods which will make current products or methods obsolete or at least hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality.

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

Unforeseen difficulties with the construction, relocation and start-up of our two new facilities could adversely affect our operations.

We are currently constructing a manufacturing/assembly facility in the United States, as well as one in Canada.  We will relocate from two of our existing facilities upon completion of these two facilities.  Any significant delay in the construction, relocation or start-up of either of these new facilities could adversely affect our operations.

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

Our principal locations by segment as of September 30, 2012, are as follows:

			Approximate
	Number		Square Footage
Location	of Facilities	Acres	Owned	Leased
Electrical Power Products:
Houston, TX	3	152.5	446,600	138,600
North Canton, OH	1	8.0	115,200	—
Northlake, IL	1	10.0	103,500	—
Bradford, United Kingdom	1	7.9	129,200	—
Acheson, Alberta, Canada	—	20.1	—	—
Edmonton, Alberta, Canada	2		—	70,700
Calgary, Alberta, Canada	1		—	8,200
Process Control Systems:
Pleasanton, CA	1		—	21,200
Duluth, GA	1		—	41,700
Chantilly, VA	1		—	9,900
East Rutherford, NJ	1		—	8,700

All leased properties are subject to long-term leases with remaining lease terms ranging from one to 11 years as of September 30, 2012. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

In fiscal 2012, we acquired land in Houston, Texas, and in Acheson, Alberta, Canada, and began construction of two facilities to allow us to expand our operations.  We estimate the total cost of these facilities, including the land, will be approximately $75 million.  Such costs are expected to be funded from our existing cash and cash equivalents and future cash flow from operations.

Item 3.  Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ for our common stock.

36.47
	High	Low
Fiscal Year 2011:
First Quarter	$37.65	$29.13
Second Quarter	40.88	32.97
Third Quarter	40.82	32.01
Fourth Quarter	41.64	30.28
Fiscal Year 2012:
First Quarter	$36.47	$25.76
Second Quarter	38.51	30.67
Third Quarter	38.62	30.00
Fourth Quarter	43.65	33.37

As of November 30, 2012, the last reported sales price of our common stock on the NASDAQ was $40.04 per share. As of November 30, 2012, there were 496 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The following graph compares, for the period from October 1, 2007, to September 30, 2012, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and Industrial Electrical Equipment Group (a select group of peer companies – Advanced Energy Industries, Inc.; Altra Holdings Inc.; AZZ Inc.; CTC Corporation; DXP Enterprises Inc.; ENGlobal Corporation; ESCO Technologies Inc.; Franklin Electric Company, Inc.; Integrated Electrical Services, Inc.; Methode Electronics Inc. and Power-One Inc.). The comparison assumes that $100 was invested on October 1, 2007, in our common stock, the NASDAQ Market Index and Industrial Electrical Equipment Group. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG POWELL INDUSTRIES, INC., INDUSTRIAL ELECTRICAL EQUIPMENT GROUP AND NASDAQ MARKET INDEX

$140
$120
$100
$80
$60
$40
$20
$0
10/01/07
10/01/08
10/01/09
10/01/10
10/01/11
10/01/12
Powell Industries, Inc.
NASDAQ Composite Index
Peer Group Index

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

In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada).  Powell Canada is headquartered in Edmonton, Alberta, Canada, and provides electrical equipment, maintenance and services.  Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada.  The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date.

	Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations:
Revenues	$717,194	$562,397	$550,692	$665,851	$638,704
Cost of goods sold	577,256	462,467	408,635	520,802	512,298
Gross profit	139,938	99,930	142,057	145,049	126,406
Selling, general and administrative expenses	88,947	85,058	84,457	79,954	80,416
Amortization of intangible assets	2,599	4,752	4,477	3,460	3,585
Impairments	—	7,158	7,452	—	—
Operating income	48,392	2,962	45,671	61,635	42,405
Gain on sale of investment	—	(1,229)	—	—	—
Interest expense, net	158	194	610	976	2,537
Income before income taxes	48,234	3,997	45,061	60,659	39,868
Income tax provision	18,577	6,712	19,894	20,734	14,072
Net income (loss)	29,657	(2,715)	25,167	39,925	25,796
Net (income) loss attributable to noncontrolling interest	—	—	(159)	(208)	51
Net income (loss) attributable to Powell Industries, Inc.	$29,657	$(2,715)	$25,008	$39,717	$25,847
Basic earnings (loss) per share attributable to Powell Industries, Inc.	$2.50	$(0.23)	$2.17	$3.48	$2.29
Diluted earnings (loss) per share attributable to Powell Industries, Inc.	$2.49	$(0.23)	$2.14	$3.43	$2.26

	As of September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 90,040	$ 123,466	$ 115,353	$ 97,403	$ 10,134
Property, plant and equipment, net	78,652	59,637	63,676	61,036	61,546
Total assets	448,312	421,676	400,712	404,840	397,634
Long-term debt and capital lease obligations, including current maturities	4,355	5,441	6,885	9,492	41,758
Total stockholders’ equity	310,103	275,343	277,303	246,761	206,874
Total liabilities and stockholders’ equity	448,312	421,676	400,712	404,840	397,634

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

The markets in which Powell participates in are capital-intensive and cyclical in nature.  Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments.  Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns.  These factors influence the release of new capital projects by our customers.

We entered fiscal 2012 with a backlog of unfilled orders of $443.0 million, an increase of $160.7 million over the prior year, which provided our revenue growth during fiscal 2012.  As of September 30, 2012, our order backlog remains strong; however, the quotation-to-order period is beginning to lengthen.  We enter fiscal 2013 with a backlog of unfilled orders of $436.7 million.  Our backlog includes various projects, some of which are for petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

Results of Operations

Twelve Months Ended September 30, 2012 (Fiscal 2012) Compared to Twelve Months Ended September 30, 2011(Fiscal 2011)

Revenue and Gross Profit

Consolidated revenues increased 27.5%, or $154.8 million, to $717.2 million in Fiscal 2012. Domestic revenues increased by 8.9%, or $33.9 million, to $412.8 million in Fiscal 2012 and international revenues increased 65.9%, or $120.9 million, to $304.4 million in Fiscal 2012.  Revenues increased primarily as a result of an increase in activity in complex petrochemical and oil and gas construction projects, as a result of our Electrical Power Products business segment.

Gross profit in Fiscal 2012 increased 40.0%, or $40.0 million, to $139.9 million in Fiscal 2012.  Gross profit as a percentage of revenues increased to 19.5% in Fiscal 2012, compared to 17.8% in Fiscal 2011 primarily as a result of our Electrical Power Products business segment.

Electrical Power Products

Electrical Power Products business segment revenues increased 28.7%, or $153.3 million, to $686.6 million in Fiscal 2012. Revenues increased primarily as a result of an increase in project activity in certain markets.  Revenues from public and private utilities decreased $51.3 million to $115.3 million in Fiscal 2012. Revenues from commercial and industrial customers increased $202.2 million to $522.7 million in Fiscal 2012.  Revenues from municipal and transit projects increased $2.4 million to $48.6 in Fiscal 2012.

Electrical Power Products business segment gross profit increased 44.4%, or $40.7 million, to $132.5 million in Fiscal 2012.  Gross profit, as a percentage of revenues, increased to 19.3% in Fiscal 2012 compared to 17.2% in Fiscal 2011, as a result of favorable operational execution and project management on certain large complex projects that were completed or near completion.  Our increase in project activity in Fiscal 2012 also improved our ability to cover fixed and overhead operating costs, partially offset by the challenges on certain large projects at Powell Canada.  These challenges resulted from scope changes and cost overruns on certain Canadian projects.  We are currently pursuing recovery of certain of these costs;  however, there is no assurance these costs can be recovered.  Revenues have not been recognized on such costs as recovery has not been deemed probable until change orders are approved by the customer.

Process Control Systems

Process Control Systems business segment revenues increased 5.2%, or $1.5 million, to $30.6 million in Fiscal 2012. Business segment gross profit, as a percentage of revenues, decreased to 24.4% for Fiscal 2012, compared to 28.2% for Fiscal 2011. This decrease in gross profit as a percentage of revenues is related to the mix of project types.

For additional information related to our business segments, see Note M of Notes to Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, decreased to 12.4% in Fiscal 2012 from 15.1% in Fiscal 2011.  Selling, general and administrative expenses decreased as a percentage of revenues in Fiscal 2012 as a result of our increase in revenues.  Consolidated selling, general and administrative expenses increased $3.8 million to $88.9 million in Fiscal 2012.  This increase is primarily related to increased personnel costs and incentive compensation resulting from higher levels of operating performance.  Additionally, separation payments of $2.6 million to our former CEO were recorded in selling, general and administrative expenses in the fourth quarter of Fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $2.6 million in Fiscal 2012, compared to $4.8 million in Fiscal 2011.  This decrease resulted from the impairment of the intangible assets recorded in Fiscal 2011 related to Powell Canada.

Income Tax Provision

Our provision for income taxes reflected an effective tax rate on earnings before income taxes of 38.5% in Fiscal 2012 compared to 167.9% in Fiscal 2011.  The effective tax rate for both Fiscal 2012 and 2011 were negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate for the domestic production activities deduction in the United States.

Net Income (Loss) Attributable to Powell Industries, Inc.

In Fiscal 2012, we recorded net income of $29.7 million, or earnings of $2.49 per diluted share, compared to a net loss of $2.7 million, or a loss of $0.23 per diluted share, in Fiscal 2011.  Net income improved in Fiscal 2012 as a result of increased revenue and earnings from increased activity and favorable operational and project execution in Fiscal 2012.  Fiscal 2011 was negatively impacted by the impairment of intangible assets for Powell Canada of $7.2 million, the $2.6 million separation charge with our former CEO and our inability to record the tax benefits related to the pre-tax losses in Canada.

Backlog

The order backlog at September 30, 2012, was $436.7 million, compared to $443.0 million at September 30, 2011. New orders placed during Fiscal 2012 totaled $710.7 million compared to $725.2 million in Fiscal 2011.  The backlog for Fiscal 2012 decreased slightly due to the completion of certain complex oil and gas production and petrochemical projects.

Twelve Months Ended September 30, 2011 (Fiscal 2011) Compared to Twelve Months Ended September 30, 2010 (Fiscal 2010)

Revenue and Gross Profit

Consolidated revenues increased $11.7 million to $562.4 million in Fiscal 2011 compared to $550.7 million in Fiscal 2010. Revenues increased primarily as a result of the $25.0 million full year impact of revenues from Powell Canada which was acquired in the first quarter of Fiscal 2010. Domestic revenues decreased by 3.6% to $378.9 million in Fiscal 2011 compared to $393.3 million in Fiscal 2010, primarily due to reduced manufacturing and service activities because of the lower level of backlog at the beginning of Fiscal 2011. International revenues increased from $157.6 million in Fiscal 2010 to $183.5 million in Fiscal 2011. Gross profit in Fiscal 2011 decreased by $42.1 million compared to Fiscal 2010, as a result of the competitive pressure on margins, as well as execution-related challenges on certain large projects at Powell Canada.  These factors also contributed to the decrease in gross profit as a percentage of revenues to 17.8% in Fiscal 2011, compared to 25.8% in Fiscal 2010.

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

Business segment gross profit, as a percentage of revenues, was 17.2% in Fiscal 2011 compared to 25.1% in Fiscal 2010. This decrease in gross profit as a percentage of revenues resulted primarily from the competitive pressure on margins, as well as execution-related challenges on certain large projects at Powell Canada.  Gross profit in Fiscal 2010 benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.

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

Impairments

An impairment charge of $7.2 million was recorded in Fiscal 2011 related to the impairment of the intangible assets related to Powell Canada.  This impairment of intangible assets was the result of continued operating losses from Powell Canada and the execution-related challenges on certain large projects, which reduced the Company’s projections for future revenues and cash flows from Powell Canada.

An impairment of goodwill of $7.5 million was recorded in Fiscal 2010 related to the Powell Canada acquisition.  The Company’s strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge.

Income Tax Provision

Our provision for income taxes reflected an effective tax rate on earnings before income taxes of 167.9% in Fiscal 2011 compared to 44.1% in Fiscal 2010.  The effective tax rate for Fiscal 2011 was negatively impacted by our inability to record the tax benefit of $4.5 million related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate for the domestic production activities deduction and the research and development credit in the United States.

Net Income (Loss) Attributable to Powell Industries, Inc.

In Fiscal 2011, we recorded a net loss of $2.7 million, or a loss of $0.23 per diluted share, compared to net income of $25.0 million, or earnings of $2.14 per diluted share, in Fiscal 2010.  The impairment of intangible assets for Powell Canada of $7.2 million, and our inability to record the tax benefits of $4.5 million related to the pre-tax losses in Canada contributed to our net loss in Fiscal 2011.  Fiscal 2011 was also negatively impacted by execution-related challenges on certain large projects at Powell Canada.  The overall decrease in net income in Fiscal 2011 compared to Fiscal 2010 resulted from competitive pressure on gross margins compared to Fiscal 2010 which benefitted from the favorable execution of large projects, as well as cancellation fees and the successful negotiation of change orders on projects which were substantially completed in prior periods.  Net income for Fiscal 2010 was negatively impacted by the impairment of goodwill of approximately $7.5 million and our inability to record the tax benefit of $3.7 million related to the pre-tax losses in Canada.

Backlog

The order backlog at September 30, 2011, was $443.0 million, compared to $282.3 million at September 30, 2010. New orders placed during Fiscal 2011 totaled $725.2 million compared to $466.8 million in Fiscal 2010. Backlog increased primarily due to increased activity in petrochemical and offshore oil and gas construction projects.  Some of our recent orders received were for large petrochemical and offshore oil and gas construction projects which take several months to produce, and most were awarded in competitive bid situations.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $90.0 million at September 30, 2012, compared to $123.5 million at September 30, 2011, primarily as a result of the recent purchases of land to build facilities in the United States and Canada during Fiscal 2012 to support our continued expansion of the offshore production markets and the Canadian Oil Sands market.  As of September 30, 2012, current assets exceeded current liabilities by 2.6 times and our debt to total capitalization ratio was 1.4%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of September 30, 2012, there were no amounts borrowed under this line of credit.  We also have a $10.2 million revolving credit facility in Canada.  At September 30, 2012, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $4.4 million at September 30, 2012, compared to $5.4 million at September 30, 2011. Letters of credit outstanding were $36.6 million and $13.2 million at September 30, 2012 and 2011, respectively, which reduce our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available under the U.S. revolving credit facility were $38.5 million at September 30, 2012.   Amounts available under the Canadian revolving credit facility were $10.0 million at September 30, 2012. For further information regarding our debt, see Notes G and K of Notes to Consolidated Financial Statements.

Approximately $8.0 million of our cash at September 30, 2012, was held internationally for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations.  In the event that the Company elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and expansions, as well as debt repayments for the foreseeable future.  We will continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

During Fiscal 2012, cash used in operating activities was $6.0 million.  During Fiscal 2011 and Fiscal 2010, cash provided by operating activities was $15.5 million and $64.1 million, respectively.  Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  During Fiscal 2012, the cash used in operations of $6.0 million was primarily the result of increased unbilled contract receivables based on progress billing milestones.  The decrease in Fiscal 2011 cash flow from operations resulted primarily from the net loss and increase in accounts receivable.  During Fiscal 2010, cash provided by operating activities was $64.1 million and resulted primarily from net income and decreases in accounts receivable, offset by decreases in accounts payable and income taxes payable.

Investing Activities

Purchases of property, plant and equipment during Fiscal 2012 totaled $29.1 million compared to $7.3 million and $4.4 million in Fiscal 2011 and 2010, respectively.  A significant portion of the investments in Fiscal 2012 was to acquire land and build facilities in the United States and Canada to support our continued expansion in the offshore production markets and Canadian Oil Sands.  During Fiscal 2011, we received cash of $1.2 million from the sale of our 50% equity investment in Kazakhstan and established a restricted cash account of $1.0 million for the purchase of land near Houston, Texas, which subsequently occurred in October 2011.  During Fiscal 2011, our capital expenditures primarily related to the implementation of ERP systems and construction of a warehouse at one of our U.S. facilities.  During Fiscal 2010, we paid cash of $23.4 million, excluding debt assumed and acquisition-related expenses, to acquire Powell Canada.  Additionally, $0.6 million was paid to acquire the noncontrolling interest related to our joint venture in Singapore (Powell Asia), which has been strategically realigned from an operating entity to a sales and marketing function within Powell.

There were no significant proceeds from the sale of fixed assets in Fiscal 2012, 2011 or 2010.

Financing Activities

Net cash provided by financing activities was $1.3 million during Fiscal 2012 due to cash being received from the exercise of stock options.  Net cash used in financing activities was $0.8 million during Fiscal 2011.  Net cash used in financing activities was $19.4 million in Fiscal 2010, as we paid down our Canadian revolving line of credit and term loan from the cash flow provided by our operating activities.

Contractual and Other Obligations

At September 30, 2012, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2012, Payments Due by Period:	Long-Term Debt Obligations	Capital Lease Obligations	Operating Lease Obligations	Total
Less than 1 year	$ 416	$ 347	$ 5,597	$ 6,360
1 to 3 years	827	32	8,108	8,967
3 to 5 years	820	—	5,184	6,004
More than 5 years	2,018	—	7,725	9,743
Total long-term contractual obligations	$ 4,081	$ 379	$ 26,614	$ 31,074

As of September 30, 2012, the total unrecognized tax benefit related to uncertain tax positions was $0.5 million.  We estimate that none of this will be paid within the next 12 months.  However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 39% due to the expiration of certain statutes of limitations in various state and local jurisdictions.  We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $43.6 million as of September 30, 2012, of which $36.6 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2012, Payments Due by Period:	Letters of Credit
Less than 1 year	$ 23,997
1 to 3 years	8,162
3 to 5 years	11,436
More than 5 years	—
Total long-term commercial obligations	$ 43,595

We also had performance and maintenance bonds totaling $249.1 million that were outstanding at September 30, 2012. Performance and maintenance bonds are used to guarantee contract performance to our customers.

Outlook

The markets in which Powell participates are capital-intensive and cyclical in nature.  Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments.  Market cycles are many months or years in length and require our customers to analyze factors which include the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, the outlook for regulatory actions and environmental concerns.  Orders take a number of months to produce, are traditionally awarded in competitive bid situations and scheduling is matched to the customer requirements which may change during the course of any particular project.

Growth in demand for energy is expected to continue over the long term.  This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us.  A heightened environmental concern, together with upward pressure on gasoline prices, has expanded the popularity of urban transit systems.  This should increase demand for investment in transit infrastructure, contingent upon the availability of government financing.  A sluggish global economy and uncertain market conditions in various locations around the world will place competitive market pressure on margins.  The outlook for continued opportunities for our products and services remains positive; however, the timing and pricing of many of these projects is difficult to predict.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve during the period in which these items are approved and finalized with customers.  As a result of these issues, the timing and ultimate financial outcome on some projects is often difficult to predict.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. During this period of economic and market uncertainty, we will continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Effects of Inflation

We are impacted by inflation which has caused increases in our costs of raw materials, primarily copper, aluminum and steel, during the past three years. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings. We anticipate that the inflation in commodity prices could impact our operations in fiscal 2013.

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

Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders.  These costs are included when change order approval is probable.  Amounts are carried at the lower of cost or net realizable value.  Revenue is recognized to the extent of costs incurred when recovery is probable.  The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

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

See Note D of the Notes to Consolidated Financial Statements for a discussion of our impairment recorded related to the acquisition of Powell Canada.

Accruals for Contingent Liabilities

From time to time, contingencies such as insurance, liquidated damages and legal claims arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluating whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

Warranty Costs

We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals.  Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.  Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project.  Extended warranty terms may be negotiated and included in our contracts.  We use past experience and historical claims to determine the estimated liability. Actual results could differ from our estimate.

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We believe that the net deferred tax asset recorded as of September 30, 2012, is realizable through future reversals of existing taxable temporary differences and future taxable income.  If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made.  We will continue to assess the adequacy of the valuation allowance on a quarterly basis.  Our judgments and tax strategies are subject to audit by various taxing authorities.

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

See Note H of the Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded related to foreign deferred taxes.

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

We provide 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of our overall risk exposure; 2) quantitative disclosure in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012.  We were not required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update has not had a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if any entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, our fiscal year 2013.  Early adoption is permitted; however, we will not adopt this guidance until October 1, 2012.  This guidance is not expected to have a material impact on our reported results of operations or financial position.

In August 2012, the SEC adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country.  The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten.  The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter.  We are currently evaluating the impact of adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

If we decide to borrow under one of our credit facilities, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility.  If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, we have in the past and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at September 30, 2012.

During Fiscal 2011 and Fiscal 2012, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts were designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our consolidated balance sheets. At September 30, 2012, all foreign currency forward contracts have been settled, with no balances recorded on our consolidated balance sheets related to these transactions.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

December 5, 2012

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 90,040	$ 123,466
Cash held in escrow	—	1,000
Accounts receivable, less allowance for doubtful accounts of $1,399 and $391, respectively	125,771	109,317
Costs and estimated earnings in excess of billings on uncompleted contracts	86,734	51,568
Inventories, net	32,917	36,640
Income taxes receivable	485	4,071
Deferred income taxes	4,598	3,580
Prepaid expenses and other current assets	5,865	7,040
Total Current Assets	346,410	336,682
Property, plant and equipment, net	78,652	59,637
Goodwill	1,003	1,003
Intangible assets, net	13,317	15,847
Other assets	8,930	8,507
Total Assets	$ 448,312	$ 421,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$ 725	$ 1,140
Income taxes payable	3,516	881
Accounts payable	48,490	56,893
Accrued salaries, bonuses and commissions	25,822	22,314
Billings in excess of costs and estimated earnings on uncompleted contracts	37,144	44,523
Accrued product warranty	5,714	4,603
Other accrued expenses	9,462	7,370
Total Current Liabilities	130,873	137,724
Long-term debt and capital lease obligations, net of current maturities	3,630	4,301
Deferred compensation	2,891	3,242
Postretirement benefit obligation	685	900
Other liabilities	130	166
Total Liabilities	138,209	146,333

Commitments and Contingencies (Note K)

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,915,673 and 11,752,393 shares issued and outstanding, respectively	119	117
Additional paid-in capital	38,452	34,343
Retained earnings	271,911	242,254
Accumulated other comprehensive income (loss)	(379)	(1,371)
Total Stockholders’ Equity	310,103	275,343
Total Liabilities and Stockholders’ Equity	$ 448,312	$ 421,676

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2012	2011	2010
Revenues	$ 717,194	$ 562,397	$ 550,692
Cost of goods sold	577,256	462,467	408,635
Gross profit	139,938	99,930	142,057

Selling, general and administrative expenses	88,947	85,058	84,457
Amortization of intangible assets	2,599	4,752	4,477
Impairments	—	7,158	7,452
Operating income	48,392	2,962	45,671

Gain on sale of investment	—	(1,229)	—
Interest expense	272	408	870
Interest income	(114)	(214)	(260)
Income before income taxes	48,234	3,997	45,061

Income tax provision	18,577	6,712	19,894
Net income (loss)	29,657	(2,715)	25,167

Net income attributable to noncontrolling interest	—	—	(159)

Net income (loss) attributable to Powell Industries, Inc.	$ 29,657	$ (2,715)	$ 25,008

Earnings (loss) per share attributable to Powell Industries, Inc.:
Basic	$ 2.50	$ (0.23)	$ 2.17
Diluted	$ 2.49	$ (0.23)	$ 2.14

Weighted average shares:
Basic	11,850	11,735	11,545
Diluted	11,925	11,735	11,693

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Other			Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2009		11,480	$ 115	$ 29,401	$ 219,961	$ (2,716)	$ 246,761
Net income	$ 25,008	—	—	—	25,008	—	25,008
Foreign currency translation adjustments	1,467	—	—	—	—	1,467	1,467
Exercise of stock options	—	109	1	1,699	—	—	1,700
Stock-based compensation	—	58	1	791	—	—	792
Income tax benefit from stock options exercised	—	—	—	878	—	—	878
Amortization of restricted stock	—	—	—	467	—	—	467
Issuance of restricted stock	—	30	—	333	—	—	333
Unrealized loss on cash flow hedges, net of tax of $265	(206)	—	—	—	—	(206)	(206)
Postretirement benefit adjustment, net of tax of $58	103	—	—	—	—	103	103
Total comprehensive income	26,372	—	—	—	25,008	1,364	26,372
Balance, September 30, 2010		11,677	117	33,569	244,969	(1,352)	277,303
Net loss	(2,715)	—	—	—	(2,715)	—	(2,715)
Foreign currency translation adjustments	(19)	—	—	—	—	(19)	(19)
Exercise of stock options	—	27	—	495	—	—	495
Stock-based compensation	—	20	—	(1,223)	—	—	(1,223)
Income tax benefit from stock options exercised	—	—	—	180	—	—	180
Amortization of restricted stock	—	—	—	280	—	—	280
Issuance of restricted stock	—	28	—	1,042	—	—	1,042
Unrealized gain on cash flow hedges, net of tax of $94	111	—	—	—	—	111	111
Postretirement benefit adjustment, net of tax of $60	(111)	—	—	—	—	(111)	(111)
Total comprehensive income (loss)	(2,734)	—	—	—	(2,715)	(19)	(2,734)
Balance, September 30, 2011		11,752	117	34,343	242,254	(1,371)	275,343
Net income	29,657	—	—	—	29,657	—	29,657
Foreign currency translation adjustments	833	—	—	—	—	833	833
Exercise of stock options	—	98	1	1,798	—	—	1,799
Stock-based compensation	—	7	—	1,004	—	—	1,004
Income tax benefit from stock options exercised	—	—	—	589	—	—	589
Amortization of restricted stock	—	—	—	135	—	—	135
Issuance of restricted stock	—	74	1	583	—	—	584
Retirement of stock		(15)	—	—	—	—	—
Postretirement benefit adjustment, net of tax of $20	159	—	—	—	—	159	159
Total comprehensive income	$ 30,649	—	—	—	29,657	992	30,649
Balance, September 30, 2012		11,916	$ 119	$ 38,452	$ 271,911	$ (379)	$ 310,103

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2012	2011	2010
Operating Activities:
Net income (loss)	$ 29,657	$ (2,715)	$ 25,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,465	10,598	9,154
Amortization	2,612	4,848	4,549
Impairments	—	7,158	7,452
Stock-based compensation	1,723	99	1,929
Bad debt expense (recovery)	842	(114)	410
Deferred income taxes	(1,422)	(425)	(348)
Gain on sale of investment	—	(1,229)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,209)	(17,616)	39,687
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,755)	(13,519)	8,243
Inventories	3,948	1,542	12,320
Prepaid expenses and other current assets	4,821	4,514	(5,813)
Other assets	(13)	(2,627)	440
Accounts payable and income taxes payable	(6,036)	14,487	(20,281)
Accrued liabilities	6,411	(4,255)	(5,392)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,492)	13,553	(13,762)
Other, net	(517)	1,188	378
Net cash provided (used in) by operating activities	(5,965)	15,487	64,133

Investing Activities:
Proceeds from sale of property, plant and equipment	195	354	14
Purchases of property, plant and equipment	(29,063)	(7,347)	(4,420)
Proceeds from sale of investment	—	1,229	—
Decrease in cash held in escrow	1,000	—	—
Increase in cash held in escrow	—	(1,000)	—
Purchase of noncontrolling interest – Powell Asia	—	—	(659)
Acquisition of Powell Canada	—	—	(23,394)
Net cash used in investing activities	(27,868)	(6,764)	(28,459)

Financing Activities:
Borrowings on Canadian revolving line of credit	7,992	7,810	891
Payments on Canadian revolving line of credit	(7,992)	(7,818)	(13,984)
Payments on Canadian term loan	—	—	(2,429)
Payments on industrial development revenue bonds	(400)	(400)	(400)
Payments on deferred acquisition payable	—	—	(4,292)
Payments on short-term and other financing	(717)	(1,068)	(1,087)
Proceeds from exercise of stock options	1,799	495	1,700
Tax benefit from exercise of stock options	589	180	209
Net cash provided by (used in) financing activities	1,271	(801)	(19,392)

Net increase (decrease) in cash and cash equivalents	(32,562)	7,922	16,282
Effect of exchange rate changes on cash and cash equivalents	(864)	191	1,668
Cash and cash equivalents at beginning of year	123,466	115,353	97,403
Cash and cash equivalents at end of year	$ 90,040	$ 123,466	$ 115,353

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

Restricted Cash

Cash of $1.0 million was held in escrow at September 30, 2011.  This restricted cash was related to a purchase of land which closed in October 2011 for $6.5 million.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2012	2011	2010
Cash paid during the period for:
Interest	$ 141	$ 102	$ 563
Income taxes, net of refunds	12,104	3,889	31,993

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectibility of accounts receivable. Future changes in our customers’ operating performance and cash flows or in general economic conditions could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2012 and 2011, accounts receivable included retention amounts of $8.7 million and $6.1 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $4.0 million of the retained amount at September 30, 2012, is expected to be collected subsequent to September 30, 2013.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when change order approval is probable. Amounts are carried at the lower of cost or net realizable value. Revenue is recognized to the extent of costs incurred when recovery is probable. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

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

Inventories

Inventories are stated at the lower of cost or market using weighted-average methods and include the cost of materials, labor and manufacturing overhead. We use estimates in determining the level of reserves required to state inventory at the lower of cost or market. Our estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

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

Intangible Assets Which Are Amortized

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such assets is necessary.  For intangible assets that are amortized, we review their estimated useful lives and evaluate whether events and circumstances warrant a revision to the remaining useful life.  For additional information regarding our intangible assets and related impairment, see Note D.

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

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We believe that the deferred tax asset recorded as of September 30, 2012, is realizable through future reversals of existing taxable temporary differences and future taxable income.  If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made.  We will continue to assess the adequacy of the valuation allowance on a quarterly basis.  Our judgments and tax strategies are subject to audit by various taxing authorities.

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

Warranties

We provide for estimated warranty costs at the time of sale based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of initial operations.  Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project.  Extended warranty terms may be negotiated and included in our contracts.

Research and Development Expense

Research and development costs are charged to expense as incurred. These costs are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations. Such amounts were $7.7 million, $7.5 million and $6.5 million in fiscal years 2012, 2011 and 2010, respectively.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the restricted stock award and recognize it as expense over the applicable vesting period of the stock award using the straight-line method.  Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

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

We provide 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of our overall risk exposure; 2) quantitative disclosure in tabular format of the fair values of derivative instruments and their gains and losses and 3) disclosures about credit-risk related contingent features in derivative instruments.

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

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities, rather than each major category of assets or liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update became effective for us with the interim and annual reporting period beginning after December 15, 2009, our fiscal year 2011, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which became effective for us with the interim and annual reporting period beginning after December 15, 2010, our fiscal year 2012.  We were not required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update has not had a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if any entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, our fiscal year 2013.  Early adoption is permitted; however, we will not adopt this guidance until October 1, 2012.  This guidance is not expected to have a material impact on our reported results of operations or financial position.

In August 2012, the SEC adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country.  The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten.  The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter.  We are currently evaluating the impact of adoption.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Fair Value Measurements at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012
Assets
Cash equivalents	$45,888	$—	$—	$45,888
Total	$45,888	$—	$—	$45,888
Liabilities
Foreign currency forward contracts	$—	$—	$—	$—
Total	$—	$—	$—	$—

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

Foreign currency forward contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using observable market spot and forward rates as of our reporting date, and are included in Level 2 inputs in the above tables. We use these derivative instruments to mitigate non-functional currency transaction exposure on certain contracts with customers and vendors. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at September 30, 2012. All contracts are recorded at fair value and marked-to-market at the end of each reporting period, with unrealized gains and losses being included in accumulated other comprehensive income on the Consolidated Balance Sheets for that period.  At September 30, 2012, all foreign currency forward contracts have been settled, with no balances recorded on our consolidated balance sheets related to these transactions.

D.   Intangible Assets

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

During the year ended September 30, 2010, we acquired intangible assets and recorded goodwill in connection with our acquisition of Powell Canada and our acquisition of a 50% interest in the operations of a joint venture in Kazakhstan.  During fiscal year 2010, our impairment analyses for goodwill indicated that an impairment was required.  A loss on impairment of $7.5 million was recorded in fiscal year 2010 related to the Powell Canada acquisition.  Our strategic decision to exit the 50% owned joint venture in Kazakhstan and delays in the anticipated growth in capital investments in the Oil Sands Region of western Canada, relative to our expectations, resulted in the impairment charge.  No impairment was identified as a result of performing our annual impairment test of goodwill for fiscal years 2012 or 2011.

During fiscal year 2011, our impairment analysis indicated that the non-compete agreements, trade name and customer relationships intangible assets related to the Powell Canada acquisition were impaired due to continued operating losses at Powell Canada, which have reduced our projections for future revenues and cash flows.  Accordingly, we recognized a loss on impairment of $7.2 million.

Intangible assets balances, subject to amortization, at September 30, 2012, and September 30, 2011, consisted of the following (in thousands):

	September 30, 2012			September 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement	$ 17,580	$ (7,225)	$ 10,355	$ 17,580	$ (6,052)	$ 11,528
Purchased technology	11,818	(9,121)	2,697	11,747	(7,759)	3,988
Non-compete agreements	4,170	(4,170)	—	4,170	(4,170)	—
Trade name	1,136	(871)	265	1,098	(767)	331

Total	$ 34,704	$ (21,387)	$ 13,317	$ 34,595	$ (18,748)	$ 15,847

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the years ended September 30, 2012, 2011 and 2010, was $2.6 million, $4.8 million and $4.5 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2013	$ 1,673
2014	1,673
2015	1,649
2016	1,576
2017	1,576

E.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2012	2011	2010
Numerator:
Net income (loss) attributable to Powell Industries, Inc.	$ 29,657	$ (2,715)	$ 25,008

Denominator:
Weighted average basic shares	11,850	11,735	11,545
Dilutive effect of stock options, restricted stock and restricted stock units (1)	75	—	148
Weighted average diluted shares with assumed conversions	11,925	11,735	11,693

Net earnings (loss) per share:
Basic	$ 2.50	$ (0.23)	$ 2.17
Diluted	$ 2.49	$ (0.23)	$ 2.14

(1)  In fiscal year 2011, these items were excluded from diluted income (loss) per share as the effect would have been anti-dilutive.

Approximately 23,000 shares related to outstanding stock options and restricted stock units were excluded from the computation of diluted earnings (loss) per share because they were antidilutive at September 30, 2011.  All options were included in the computation of diluted earnings per share for the years ended September 30, 2012 and 2010, respectively, as the options’ exercise prices were less than the average market price of our common stock.

F.  Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	September 30,
	2012	2011
Balance at beginning of year	$ 391	$ 907
Increase (decrease) to bad debt expense	842	(114)
Deductions for uncollectible accounts written off, net of recoveries	142	(394)
Increase (decrease) due to foreign currency translation	24	(8)
Balance at end of year	$ 1,399	$ 391

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2012	2011
Balance at beginning of year	$ 4,603	$ 5,929
Increase to warranty expense	3,624	788
Deductions for warranty charges	(2,323)	(2,432)
Increase (decrease) due to foreign currency translation	(190)	318
Balance at end of year	$ 5,714	$ 4,603

In addition to our standard estimated warranty accrual, during fiscal year 2012, we recorded an additional $1.0 million of warranty expense related to the estimated costs to replace certain component parts which may be defective.

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2012	2011
Raw materials, parts and subassemblies	$ 33,632	$ 38,400
Work-in-progress	6,422	5,892
Provision for excess and obsolete inventory	(7,137)	(7,652)
Total inventories	$ 32,917	$ 36,640

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2012	2011
Costs incurred on uncompleted contracts	$ 635,714	$ 475,525
Estimated earnings	168,480	131,367
	804,194	606,892
Less: Billings to date	754,604	599,847
Net underbilled position	$ 49,590	$ 7,045

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$ 86,734	$ 51,568
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(37,144)	(44,523)
Net underbilled position	$ 49,590	$ 7,045

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2012	2011	Asset Lives
Land	$ 24,766	$ 7,640	—
Buildings and improvements	55,431	54,321	3 - 39 Years
Machinery and equipment	67,007	62,456	3 - 15 Years
Furniture and fixtures	2,940	3,203	3 - 10 Years
Construction in process	7,224	2,625	—
	157,368	130,245
Less: Accumulated depreciation	(78,716)	(70,608)
Total property, plant and equipment, net	$ 78,652	$ 59,637

The increases in land and construction in process are primarily the result of construction of facilities in Houston, Texas, and Acheson, Alberta, Canada.

Included in property and equipment are assets under capital lease of $1.8 million and $2.9 million at September 30, 2012 and 2011, with related accumulated depreciation of $1.0 million and $1.4 million, respectively. Depreciation expense, including the depreciation of capital leases, was $10.5 million, $10.6 million and $9.2 million for fiscal years 2012, 2011 and 2010, respectively.

G.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2012	2011
Industrial development revenue bonds	$ 4,000	$ 4,400
Capital lease obligations	355	1,041
Subtotal long-term debt and capital lease obligations	4,355	5,441
Less current portion	(725)	(1,140)
Total long-term debt and capital lease obligations	$ 3,630	$ 4,301

The annual maturities of long-term debt as of September 30, 2012, were as follows (in thousands):

Year Ending September 30,	Long-Term Debt Maturities
2013	$ 725
2014	428
2015	402
2016	400
2017	400
Thereafter	2,000
Total long-term debt maturities	$ 4,355

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

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the revolver. The amount available under the US Revolver was reduced by $36.5 million for our outstanding letters of credit at September 30, 2012.

There were no borrowings under the US Revolver as of September 30, 2012. Amounts available under the US Revolver were $38.5 million at September 30, 2012. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2012, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada.  In March 2012, we reduced the Canadian Facility from a $20.0 million CAD (approximately $20.3 million) revolving credit facility (the Canadian Revolver) to $10.0 million CAD (approximately $10.2 million), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts which may be borrowed under the Canadian Revolver.  The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at September 30, 2012.

There were no borrowings outstanding under the Canadian Revolver, and $10.0 million was available at September 30, 2012.  The Canadian Facility expires on February 28, 2015.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate.  Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements.  If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable.  As of September 30, 2012, we were in compliance with all of the financial covenants of the Canadian Facility.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois, facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2012. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2012, the balance in the restricted sinking fund was approximately $434,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.45% per year on September 30, 2012.

H.  Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Current:
Federal	$ 18,156	$ 5,470	$ 18,126
State	1,512	939	1,750
Foreign	331	563	1,071
	19,999	6,972	20,947

Deferred:
Federal	(1,840)	(122)	(1,189)
State	25	(76)	23
Foreign	393	(62)	113
	(1,422)	(260)	(1,053)
Total income tax provision	$ 18,577	$ 6,712	$ 19,894

Income before income taxes and minority interest was as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
U.S.	$ 53,885	$ 19,850	$ 53,467
Other than U.S.	(5,651)	(15,853)	(8,406)
Income from continuing operations before provision for income taxes	$ 48,234	$ 3,997	$ 45,061

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2012	2011	2010
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	14	3
International withholding tax	(1)	(9)	—
Other permanent tax items	—	5	—
Foreign rate differential	1	33	1
Domestic production activities deduction	(3)	(16)	(2)
Foreign valuation allowance and other	4	106	7
Effective rate	38%	168%	44%

Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 38% in fiscal year 2012 compared to 168% and 44% in fiscal years 2011 and 2010, respectively. The increase in the effective tax rate for fiscal year 2011 resulted from a valuation allowance against deferred tax assets in Canada.

We have not recorded deferred income taxes on $16 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.  Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and a few international jurisdictions, primarily the U.K. and in Canada since December 15, 2009. For U.S. Federal income tax purposes, all years prior to 2009 are closed.  We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the U.K. for tax years 2008 to the present.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2012	2011
Current deferred income taxes:
Gross assets	$ 7,053	$ 6,801
Gross liabilities	(2,455)	(3,221)
Net current deferred income tax asset	4,598	3,580
Noncurrent deferred income taxes:
Gross assets	2,422	2,133
Gross liabilities	—	(114)
Net noncurrent deferred income tax asset	2,422	2,019
Net deferred income tax asset	$ 7,020	$ 5,599

At September 30, 2012 and 2011, the noncurrent deferred income tax asset was included in other assets on the Consolidated Balance Sheets.

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	September 30,
	2012	2011
Deferred Tax Assets:
Allowance for doubtful accounts	$ 367	$ 89
Workers compensation	360	39
Stock-based compensation	729	354
Reserve for accrued employee benefits	1,546	1,579
Warranty accrual	1,336	935
Depreciation and amortization	1,366	956
Deferred compensation	1,013	1,343
Postretirement benefits liability	373	460
Accrued legal	114	182
Uniform capitalization and inventory	3,683	4,667
Goodwill impairment	1,285	1,360
Other	14	41
Net operating loss	4,787	3,144
Gross deferred tax asset	16,973	15,149
Less: valuation allowance	7,498	6,215
Deferred tax assets	9,475	8,934

Deferred Tax Liabilities:
Uncompleted contracts	(2,455)	(3,221)
Other	—	(5)
Capital lease	—	(109)
Deferred tax liabilities	(2,455)	(3,335)

Net deferred tax asset	$ 7,020	$ 5,599

At September 30, 2012, we had $19.1 million of gross foreign operating loss carryforwards, which are subject to a 20-year carryforward period.  As of September 30, 2012, we have recorded a net valuation allowance of $7.5 million against our Canadian deferred tax assets, which we expect cannot be realized through future reversals of existing taxable temporary differences and future taxable income.  We believe that our deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income.

We previously adopted accounting guidance on the accounting for uncertainty in income taxes. Upon adoption of the guidance, we recorded a $0.3 million increase in our tax reserves, an offsetting decrease of $0.2 million to retained earnings for uncertain tax positions and an increase in deferred income tax assets of $0.1 million. As of the adoption date, we had total tax reserves of $1.2 million. This reserve includes an estimate of potential interest and penalties on estimated liabilities for uncertain tax positions, which were recorded as components of income tax expense, in the amount of $160,000 as of September 30, 2012. A reconciliation of the beginning and ending amount of the unrecognized tax liabilities follows (in thousands):

Balance as of September 30, 2011	$ 763
Increases related to tax positions taken during a prior period	43
Decreases related to settlements with taxing authorities	(32)
Decreases related to expirations of statute of limitations	(263)
Balance as of September 30, 2012	$ 511

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2012, was not material.

There was no material change in the net amount of unrecognized tax benefits in the year ended September 30, 2012. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 39% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

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

I.  Derivative Instruments and Hedging Strategies

We operate in various countries and have operations in the United Kingdom and Canada. These international operations expose us to market risk associated with foreign currency exchange rate fluctuations. We have entered into certain forward contracts to hedge the risk of certain foreign currency rate fluctuations. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. Our objective is to hedge the variability in forecasted cash flow due to the foreign currency risk associated with certain long-term sales. As of September 30, 2012, we held no derivatives.

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

All derivatives are recognized on the Consolidated Balance Sheets at their fair value and classified based on the instrument’s maturity date. There were no outstanding derivatives as of September 30, 2011, and September 30, 2012.

J.  Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our U.S. employees. We match 100% of employee contributions up to an employee contribution of 4% of each employee’s salary. We recognized expenses of $4.6 million, $3.4 million and $2.9 million in fiscal years 2012, 2011 and 2010, respectively, under this plan primarily related to matching contributions.

Deferred Compensation

We offer an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a Rabbi Trust). The assets and liabilities of the plan are recorded in other assets and deferred compensation in the accompanying Consolidated Balance Sheets, respectively. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in fiscal year 2012. Total assets held by the trustee and deferred compensation liabilities were $2.1 million at September 30, 2012.

Certain executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.8 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $4.1 million at September 30, 2012.

Retiree Medical Plan

We have a plan to extend to retirees health benefits which are available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service and who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.

For the year ended September 30, 2012, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of September 30, 2012, our measurement date.

Amounts recognized in accumulated other comprehensive income as of September 30, 2012 and 2011, consisted of the following on a pretax basis (in thousands):

908
	September 30,
	2012	2011
Net actuarial gain	$ (909)	$ (827)
Prior service cost	—	51
Total recognized in accumulated other comprehensive income	$ (909)	$ (776)

Amounts in accumulated other comprehensive income as of September 30, 2012, expected to be recognized as components of net periodic postretirement benefit cost in 2013 were as follows (in thousands):

Net actuarial gain	$ (67)
Prior service cost	—
Total	$ (67)

The following table illustrates the changes in accumulated postretirement benefit obligation, changes in fair value of assets and the funded status of the postretirement benefit plan (in thousands):

	September 30,
	2012	2011
Changes in postretirement benefit obligation:
Balance at beginning of year	$895	$663
Service cost	23	40
Interest cost	17	39
Actuarial loss (gain)	(189)	248
Benefits paid	(57)	(95)
Balance at end of year	$689	$895
Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	57	95
Benefits paid	(57)	(95)
Fair value of assets at end of year	$—	$—
Reconciliation of funded status:
Unfunded liability	$(689)	$(895)
Unrecognized prior service cost	—	51
Unrecognized net actuarial gain	(909)	(827)
Net liability recognized	$(1,598)	$(1,671)

	2012	2011
Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	3.08	4.24
Current year trend rate	8.40	10.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2023	2014

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2012, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of $102,000 and $5,000 or a decrease of $53,000 and $3,000, respectively.

	Year Ended September 30,
	2012	2011	2010
Components of net periodic postretirement benefit cost:
Service cost	$ 23	$ 40	$ 33
Interest cost	17	39	39
Prior service cost	51	115	115
Net gain recognized	(107)	(37)	(49)
Net periodic postretirement benefit cost	$ (16)	$ 157	$ 138

	2012	2011
Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	4.24	4.56
Current year trend rate	9.00	10.00
Ultimate trend rate	5.00	5.00
Year ultimate trend rate reached	2015	2013

Future expected benefit payments as of September 30, 2012, related to postretirement benefits for the subsequent five years were as follows (in thousands):

Year Ending September 30,	Expected Benefit Payments
2013	$ 61
2014	44
2015	47
2016	46
2017	54
2018 through 2022	283

K.  Commitments and Contingencies

Long-Term Debt

See Note G herein for discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023. At September 30, 2012, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2013	$ 5,597
2014	4,575
2015	3,533
2016	2,910
2017	2,274
Thereafter	7,725
Total lease commitments	$ 26,614

Lease expense for all operating leases was $5.4 million, $3.7 million and $3.3 million for fiscal years 2012, 2011 and 2010, respectively.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $36.6 million as of September 30, 2012. We also had performance and maintenance bonds totaling $249.1 million that were outstanding, with additional bonding capacity of $150.9 million available, at September 30, 2012.

We have a facility agreement (Facility Agreement) between S&I and a large international bank. The $12.1 million facility agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds. At September 30, 2012, we had outstanding a total of $7.0 million of guarantees under this Facility Agreement.

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

L.  Stock-Based Compensation

We have the following stock-based compensation plans:

Restricted Stock

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company (the Board) who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually.  In fiscal 2012, 16,000 shares of restricted stock were issued to such directors at a price of $37.50 per share.  In fiscal 2011, 17,500 shares of restricted stock were issued to such directors at a price of $33.49 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and will consist of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available for future awards under the plan was 32,879 shares as of September 30, 2012.

The 2000 Non-Employee Director Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. The total number of shares of common stock available for future awards under the plan was 33,117 shares as of September 30, 2012.

The 2006 Equity Compensation Plan (the 2006 Plan) grants any employee of the Company and its subsidiaries and consultants, the right to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.  The maximum aggregate number of shares of stock that may be issued under the 2006 Plan is 750,000 shares.  The total number of shares of common stock available under the plan was 508,403 shares as of September 30, 2012.

In August 2012, 45,000 shares of restricted stock were issued under the 2006 Plan to our new President and Chief Executive Officer.  These shares were issued at a price of $39.11 per share.  The restricted stock grant vests 33% per year over a three-year period on each anniversary of the grant date.

In June 2012, 2,000 shares of restricted stock were issued under the 2006 Plan to the Chairman of the Board, who was an employee of the Company at the time the shares were issued.  These shares were issued at a price of $37.50 per share.  The restricted stock grant vests 50% per year over a two-year period on each anniversary of the grant date.

During the first quarter of fiscal 2011, 26,000 shares of restricted stock were issued to certain officers and key employees of the Company with a fair value ranging from $30.79 to $32.12 per share under the 2006 Plan.  The restricted stock grant vests over a three-year period on each anniversary of the grant date.  Compensation expense is recognized over a three-year period based on the price per share on the grant date.  In conjunction with the separation of our former President and Chief Executive Officer (CEO) in September 2011, the remaining unvested 7,601 shares previously issued to him became immediately vested and were expensed in selling, general and administrative expenses.

During the first quarter of fiscal 2010, 10,000 shares of restricted stock were issued to our former CEO at a price of $37.67 per share under the 2006 Plan.  The restricted stock grant vests 20% per year over a five-year period on each anniversary of the grant date.  Compensation expense is recognized over the five-year vesting period based on the $37.67 price per share on the grant date.  In conjunction with the separation of our former CEO in September 2011, the remaining unvested 8,000 shares previously issued to him became immediately vested and were expensed in selling, general and administrative expenses.

During the year ended September 30, 2012, we recorded compensation expense of $0.7 million related to restricted stock grants.  We recorded compensation expense of $0.8 million and $0.8 million related to restricted stock grants for the years ended September 30, 2011 and 2010, respectively.

Restricted Stock Units

In October 2009 and October 2010, we granted 34,700 and 34,566 restricted stock units (RSUs), respectively, with a fair value of $38.36 and $30.79 per unit, respectively, to certain officers and key employees of the Company.  An additional 4,482 RSUs were granted in October 2010, with a fair value of $32.12.  The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs was based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which began October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted.  The remaining forty-percent of the RSUs are time-based and vest over a three-year period.  At September 30, 2012, there were 99,725 RSUs outstanding. The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

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

RSU activity (number of shares) for us was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share

Outstanding at September 30, 2009	94,589	$ 36.04
Granted	34,688	38.36
Expired or cancelled	—	—
Vested/exercised	(41,823)	31.86
Outstanding at September 30, 2010	87,454	38.96
Granted	39,048	30.94
Expired or cancelled	—	—
Vested/exercised	(57,124)	36.94
Outstanding at September 30, 2011	69,378	36.10
Granted	54,825	31.18
Expired or cancelled	(24,478)	38.71
Vested/exercised	—	—
Outstanding at September 30, 2012	99,725	$ 32.69

We recorded compensation expense of $1.5 million and $1.3 million related to RSUs for the years ended September 30, 2012 and 2010, respectively.  For the year ended September 30, 2011, we recorded a credit to compensation expense of $1.4 million related to RSUs,  as the estimated earnings per share goals were not met for the three-year cumulative performance cycle for all RSU awards currently outstanding.

Stock Options

The 1992 Stock Option Plan, as amended (the 1992 Plan), permits us to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The maximum number of shares that may be issued under the 1992 Plan is 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years, vest in a stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share.  During fiscal years 2012 and 2010, 3,740 shares and 12,380 shares, respectively, of restricted stock were issued to option holders who met specified requirements under the 1992 Plan. There were no restricted stock grants under the 1992 Plan during fiscal year 2011.  There have been no stock options granted since July 2005, and all outstanding options under the 1992 Plan were exercised or forfeited as of September 30, 2012. There were 466,392 shares available to be granted under this plan as of September 30, 2012.

M.  Business Segments

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

Detailed information regarding our business segments is shown below (in thousands):

	Year Ended September 30,
	2012	2011	2010
Revenues:
Electrical Power Products	$ 686,581	$ 533,339	$ 517,069
Process Control Systems	30,613	29,058	33,623
Total	$ 717,194	$ 562,397	$ 550,692

Gross profit:
Electrical Power Products	$ 132,458	$ 91,730	$ 129,780
Process Control Systems	7,480	8,200	12,277
Total	$ 139,938	$ 99,930	$ 142,057

Income before income taxes:
Electrical Power Products	$ 48,055	$ 3,888	$ 41,378
Process Control Systems	179	109	3,683
Total	$ 48,234	$ 3,997	$ 45,061

Depreciation and amortization:
Electrical Power Products	$ 13,010	$ 15,188	$ 13,453
Process Control Systems	55	162	177
Total	$ 13,065	$ 15,350	$ 13,630

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

Geographic Information

Revenues are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Europe (including former Soviet Union)	$ 24,857	$ 7,107	$ 25,174
Far East	14,865	17,172	24,998
Middle East and Africa	79,781	46,304	25,880
North, Central and South America (excluding U.S.)	184,935	112,949	81,506
United States	412,756	378,865	393,134
Total revenues	$ 717,194	$ 562,397	$ 550,692

The United States accounted for 58%, 67% and 71% of consolidated revenues in fiscal years 2012, 2011 and 2010, respectively.  During fiscal years 2012 and 2011, our operations in Canada accounted for 13% and 17% of revenues with customers, respectively.  During fiscal year 2012, one petrochemical project being shipped to Colombia accounted for 11% of revenues with customers.

	September 30,
	2012	2011
Long-lived assets:
United States	$ 60,012	$ 47,966
United Kingdom	6,238	6,409
Canada	12,402	5,262
Total	$ 78,652	$ 59,637

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

N.  Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2012 and 2011 (in thousands, except per share data):

	2012 Quarters
	First	Second	Third	Fourth	2012
Revenues	$ 157,456	$ 181,486	$ 194,093	$ 184,159	$ 717,194
Gross profit	20,378	34,237	43,843	41,480	139,938
Net income (loss)	(1,745)	7,411	12,138	11,853	29,657
Basic earnings (loss) per share	(0.15)	0.63	1.03	0.99	2.50
Diluted earnings (loss) per share	(0.15)	0.63	1.02	0.99	2.49

	2011 Quarters
	First	Second	Third	Fourth	2011
Revenues	$ 124,674	$ 125,111	$ 141,369	$ 171,243	$ 562,397
Gross profit	25,865	24,877	21,864	27,324	99,930
Net income (loss)	2,432	1,733	73	(6,953)	(2,715)
Basic earnings (loss) per share	0.21	0.15	0.01	(0.59)	(0.23)
Diluted earnings (loss) per share	0.21	0.15	0.01	(0.59)	(0.23)

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because  of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  Management evaluated the effectiveness of internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s evaluation, management has concluded that internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2012, based on criteria in Internal Control – Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2012, which appears in their report to the financial statements included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2012.

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

Item 11.  Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2012.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2012.

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

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.3	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—

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

10.28	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald.

10.29	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.30	—

Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.31	—

Tenth Amendment to Credit Agreement, dated as of March 26, 2012, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified herein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.32	—

Amended and Restated Credit Agreement dated as of April 26, 2012, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.33	—	Employment Agreement dated as of August 20, 2012, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 8-K dated August 9, 2012, and incorporated herein by reference).

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith

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

By: /s/ Michael A. Lucas

Michael A. Lucas

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/ Thomas W. Powell Thomas W. Powell	Chairman of the Board

/s/ Michael A. Lucas Michael A. Lucas	Director President and Chief Executive Officer (Principal Executive Officer)

/s/ Don R. Madison Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Milburn Honeycutt Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)

/s/ Joseph L. Becherer Joseph L. Becherer	Director

/s/ Eugene L. Butler Eugene L. Butler	Director

/s/ James F. Clark James F. Clark	Director

/s/ Christopher E. Cragg Christopher E. Cragg	Director

/s/ Bonnie V. Hancock Bonnie V. Hancock	Director

/s/ Scott E. Rozzell Scott E. Rozzell	Director

/s/ Stephen W. Seale, Jr. Stephen W. Seale, Jr.	Director

/s/ Robert C. Tranchon Robert C. Tranchon	Director

Date: December 5, 2012

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	By-laws of Powell Industries, Inc. (filed as Exhibit 3.2 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.3	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—

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

10.28	—	Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald.

10.29	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.30	—

Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.31	—

Tenth Amendment to Credit Agreement, dated as of March 26, 2012, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified herein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.32	—

Amended and Restated Credit Agreement dated as of April 26, 2012, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.33	—	Employment Agreement dated as of August 20, 2012, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 8-K dated August 9, 2012, and incorporated herein by reference).

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith

**

Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.