Form 10-Q
period 2012-12-31
POWELL INDUSTRIES INC
filed 2013-02-06
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑ No

At January 31, 2013, there were 11,937,301 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$97,367	$90,040
Accounts receivable, less allowance for doubtful accounts of $1,050 and $1,399, respectively	118,209	125,771
Costs and estimated earnings in excess of billings on uncompleted contracts	70,643	86,734
Inventories, net	31,291	32,917
Income taxes receivable	305	485
Deferred income taxes	4,771	4,598
Prepaid expenses and other current assets	5,240	5,865
Total Current Assets	327,826	346,410
Property, plant and equipment, net	89,194	78,652
Goodwill	1,003	1,003
Intangible assets, net	12,887	13,317
Other assets	9,371	8,930
Total assets	$440,281	$448,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$486	$725
Income taxes payable	879	3,516
Accounts payable	39,622	48,490
Accrued salaries, bonuses and commissions	15,745	25,822
Billings in excess of costs and estimated earnings on uncompleted contracts	45,185	37,144
Accrued product warranty	5,754	5,714
Other accrued expenses	7,125	9,462
Total Current Liabilities	114,796	130,873
Long-term debt and capital lease obligations, net of current maturities	3,200	3,630
Deferred compensation	3,287	2,891
Other liabilities	864	815
Total Liabilities	122,147	138,209

Commitments and Contingencies (Note G)

Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	--	--
Common stock, par value $.01; 30,000,000 shares authorized; 11,936,801 and 11,915,673
shares issued and outstanding, respectively	119	119
Additional paid-in-capital	39,394	38,452
Retained earnings	279,296	271,911
Accumulated other comprehensive income (loss)	(675)	(379)
Total Stockholders' Equity	318,134	310,103
Total Liabilities and Stockholders' Equity	$440,281	$448,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011

Revenues	$153,941	$157,456
Cost of goods sold	120,157	137,078
Gross profit	33,784	20,378

Selling, general and administrative expenses	22,373	19,763
Amortization of intangible assets	415	703
Operating income (loss)	10,996	(88)

Interest expense	61	76
Interest income	(19)	(29)
Income (loss) before income taxes	10,954	(135)

Income tax provision	3,569	1,610

Net income (loss)	$7,385	$(1,745)

Earnings (loss) per share:
Basic	$0.62	$(0.15)
Diluted	$0.62	$(0.15)

Weighted average shares:
Basic	11,922	11,764
Diluted	12,000	11,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income (loss)	$7,385	$(1,745)
Other comprehensive income (loss):
Foreign currency translation adjustment	(296)	(208)
Other comprehensive income (loss)	(296)	(208)

Comprehensive income (loss)	$7,089	$(1,953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2012	2011

Operating Activities:
Net income (loss)	$7,385	$(1,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,657	2,470
Amortization	418	706
Stock-based compensation	942	73
Bad debt expense	(293)	185
Deferred income taxes	(180)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	7,569	(21,580)
Costs and estimated earnings in excess of billings on uncompleted contracts	16,011	(1,525)
Inventories	1,611	(1,101)
Prepaid expenses and other current assets	798	4,391
Accounts payable and income taxes payable	(11,459)	(5,740)
Accrued liabilities	(12,338)	(6,526)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,088	20,610
Other	(5)	(74)
Net cash provided by (used in) operating activities	21,204	(9,860)

Investing Activities:
Proceeds from sale of property, plant and equipment	24	58
Purchases of property, plant and equipment	(13,375)	(9,378)
Decrease in restricted cash	--	1,000
Net cash used in investing activities	(13,351)	(8,320)

Financing Activities:
Borrowings on Canadian revolving line of credit	1,349	6,174
Payments on Canadian revolving line of credit	(1,349)	(6,174)
Payments on industrial development revenue bonds	(400)	(400)
Payments on short-term and other financing	(275)	(212)
Net cash used in financing activities	(675)	(612)

Net increase (decrease) in cash and cash equivalents	7,178	(18,792)
Effect of exchange rate changes on cash and cash equivalents	149	(404)
Cash and cash equivalents, beginning of period	90,040	123,466

Cash and cash equivalents, end of period	$97,367	$104,270

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the SEC on December 5, 2012.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance related to fair value measurement, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  This guidance generally represents clarification of fair value measurement standards, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance for our fiscal year beginning October 1, 2012.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows; however, additional disclosures were added to Note B.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.  We adopted this guidance on October 1, 2012, and as a result of this guidance, our financial statements now include the Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment.  Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amounts.  This new guidance includes a number of factors to consider in conducting the qualitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our fiscal year 2013.  Early adoption was permitted; however, we did not adopt this guidance until October 1, 2012.  The adoption of this guidance did not have a material impact on our reported results of operations, financial position or cash flows.

In July 2012, the FASB issued an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment.  Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, our fiscal year 2013.  Early adoption was permitted; however, we did not adopt this guidance until October 1, 2012.  This guidance has had no impact on our reported results of operations or financial position.

In August 2012, the SEC adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country.  The final rule applies to a company that used minerals including tantalum, tin, gold and tungsten.  The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter.  We are currently evaluating the impact of this rule.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

Fair Value Measurements at December 31, 2012
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets
Cash equivalents	$10,225	$--	$--	$10,225
Total	$10,225	$--	$--	$10,225

Liabilities
Foreign currency forward contracts	$--	$--	$--	$--
Total	$--	$--	$--	$--

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 (in thousands):

Fair Value Measurements at September 30, 2012
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Assets
Cash equivalents	$45,888	$--	$--	$45,888
Total	$45,888	$--	$--	$45,888

Liabilities
Foreign currency forward contracts	$--	$--	$--	$--
Total	$--	$--	$--	$--

Cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures, such as those on our long-term debt, to be presented in both interim and annual reports.  The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at December 31, 2012, approximates fair value based on the current coupon rate of the bonds, which is re-set weekly, and is classified as a Level 1 input in the fair value measurement hierarchy, as there is an active market for the trading of these industrial development revenue bonds.

There have been no transfers between levels with the fair value measurement hierarchy during the three months ended December 31, 2012.

C.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2012	2011
Numerator:
Net income (loss)	$7,385	$(1,745)
Denominator:
Weighted average basic shares	11,922	11,764
Dilutive effect of stock options and restricted stock units	78	--
Weighted average diluted shares with assumed conversions	12,000	11,764
Net earnings (loss) per share:
Basic	$0.62	$(0.15)
Diluted	$0.62	$(0.15)

Approximately 104,000 shares related to outstanding stock options and restricted stock units were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive for the three months ended December 31, 2011.

D.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Balance at beginning of period	$1,399	$391
Increase (decrease) to bad debt expense	(293)	185
Deductions for uncollectible accounts written off, net of recoveries	(57)	--
Increase due to foreign currency translation	1	12
Balance at end of period	$1,050	$588

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Balance at beginning of period	$5,714	$4,603
Increase to warranty expense	638	469
Deduction for warranty charges	(596)	(649)
Decrease due to foreign currency translations	(2)	(27)
Balance at end of period	$5,754	$4,396

Inventories

The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2012	2012
Raw materials, parts and subassemblies	$32,878	$33,632
Work-in-progress	5,365	6,422
Provision for excess and obsolete inventory	(6,952)	(7,137)
Total inventories	$31,291	$32,917

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2012	2012
Costs incurred on uncompleted contracts	$597,821	$635,714
Estimated earnings	145,189	168,480
	743,010	804,194
Less: Billings to date	717,552	754,604
Net underbilled position	$25,458	$49,590

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$70,643	$86,734
Billings in excess of costs and estimated earnings on uncompleted contracts	(45,185)	(37,144)
Net underbilled position	$25,458	$49,590

E.  INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at December 31, 2012 and September 30, 2012 consisted of the following (in thousands):

	December 31, 2012			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Supply agreement	$17,580	$(7,518)	$10,062	$17,580	$(7,225)	$10,355
Purchased technology	11,798	(9,214)	2,584	11,818	(9,121)	2,697
Trade name	1,136	(895)	241	1,136	(871)	265
Total	$30,514	$(17,627)	$12,887	$30,534	$(17,217)	$13,317

All intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the three months ended December 31, 2012 and 2011 was $0.4 million and $0.7 million, respectively.

F.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2012	2012
Industrial development revenue bonds	$3,600	$4,000
Capital lease obligations	86	355
Subtotal long-term debt and capital lease obligations	3,686	4,355
Less current portion	(486)	(725)
Total long-term debt and capital lease obligations	$3,200	$3,630

US Revolver

In March 2012, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank.  This amendment to our credit facility was made to increase the dollar limit on capital expenditures to allow us to support our continued expansions to support key markets, including the Canadian Oil Sands and offshore production markets.  The Amended Credit Agreement provides for a $75.0 million revolving credit facility (US Revolver).  Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.50%, or the bank’s prime rate.  Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the US Revolver was reduced by $20.6 million for our outstanding letters of credit at December 31, 2012.

There were no borrowings outstanding under the US Revolver as of December 31, 2012.  Amounts available under the US Revolver were $54.4 million at December 31, 2012. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada.  The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements.  If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable.  As of December 31, 2012, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada.  In March 2012, we reduced the Canadian Facility to a $10.0 million CAD (approximately $10.0 million) revolving credit facility (the Canadian Revolver), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under the Canadian Revolver.  The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at December 31, 2012.

There were no borrowings outstanding under the Canadian Revolver, and $9.9 million was available at December 31, 2012.  The Canadian Facility expires on February 28, 2015.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate.  Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.

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

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements.  If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable.  As of December 31, 2012, we were in compliance with all of the financial covenants of the Canadian Facility.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2012. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2012, the balance in the restricted sinking fund was $134,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.29% per year at December 31, 2012.

G.  COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note F herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $20.7 million as of December 31, 2012. We also had performance and maintenance bonds totaling $253.2 million that were outstanding with our sureties, with additional bonding capacity of $146.8 million available, at December 31, 2012.

We have a facility agreement (Facility Agreement) between S&I and a large international bank.  This  $12.1 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds.  At December 31, 2012, we had outstanding a total of $7.1 million of guarantees under this Facility Agreement.

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

H.  STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

Restricted stock units (RSUs) vest over a three-year period from their date of issuance. The fair value of RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual RSUs granted will be based on the cumulative earnings as reported relative to for the three-year performance cycle which begins October 1 of the year granted.  The remaining forty-percent of the RSUs are time-based and vest over a three-year period.  The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

During the first quarter of fiscal year 2012 and fiscal year 2013, the Company granted 32,894 and 35,265 RSUs, respectively, with a fair value of $31.18 and $38.82 per unit, respectively, to certain officers and key employees of the Company.  The RSU’s vest over a three-year period from their date of issuance, and are earned over a three-year performance cycle.

During the first quarter of fiscal year 2012 and fiscal year 2013, the Company also granted 21,931 and 23,510 RSUs, respectively, with a fair value of $31.18 and $38.82 per unit, respectively, to certain officers and key employees.  The RSUs vest over a three-year period from their date of issuance, and are time-based.

RSU activity (number of shares) for us was as follows:

		Weightd
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2011	69,378	$36.10
Granted	54,825	31.18
Expired or cancelled	(24,478)	38.71
Vested/exercised	--	--
Outstanding at September 30, 2012	99,725	32.69
Granted	58,775	38.82
Expired or cancelled	--	--
Vested/exercised	(34,520)	31.18
Outstanding at December 31, 2012	123,980	$36.02

During the three months ended December 31, 2012 and 2011, the Company recorded compensation expense of $0.6 million and $0.1 million, respectively, related to the RSUs.

Restricted Stock

Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards.  Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

During the first quarter of fiscal year 2013  and fiscal year 2012, there was no restricted stock granted.

During the three months ended December 31, 2012, we recorded compensation expense of $0.5 million related to restricted stock grants.  We recorded compensation expense of $0.1 million related to restricted stock grants for the three months ended December 31, 2011.

I. BUSINESS SEGMENTS

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

The table below reflects certain information relating to our operations by reportable segment. All revenues represent sales from unaffiliated customers. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Corporate expenses are allocated to the business segments primarily based on revenues.  The corporate assets are mainly cash, cash equivalents and marketable securities.

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Revenues:
Electrical Power Products	$146,136	$150,664
Process Control Systems	7,805	6,792
Total	$153,941	$157,456

Gross profit:
Electrical Power Products	$32,377	$18,993
Process Control Systems	1,407	1,385
Total	$33,784	$20,378

Income (loss) before income taxes:
Electrical Power Products	$11,154	$(21)
Process Control Systems	(200)	(114)
Total	$10,954	$(135)

Depreciation and amortization:
Electrical Power Products	$3,053	$3,185
Process Control Systems	20	(12)
Total	$3,073	$3,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2012 which was filed with the Securities and Exchange Commission (SEC) on December 5, 2012 and is available on the SEC’s website at www.sec.gov.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•  Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

•  Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•  Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations.

•  A portion of our contracts contain terms with penalty provisions.

•  Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

•  Our industry is highly competitive.

•  Our operations could be adversely impacted by the continuing effects from government regulations.

•  International and political events may adversely affect our operations.

•  Acquisitions involve a number of risks.

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

•  Unforeseen difficulties with the implementation or operation of our enterprise resource planning system could adversely affect our internal controls and our business.

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

•  Unforeseen difficulties with the construction, relocation and start-up of our two new facilities could adversely affect our operations.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2012. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

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

The markets in which Powell participates in are capital-intensive and cyclical in nature.  Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments.  Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns.  These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and may take a number of months to produce, which may change during the course of any particular project.

We entered fiscal year 2012 with a backlog of unfilled orders of $443.0 million comprised of large refining and offshore oil and gas construction projects which took several months to produce in fiscal year 2012.  As of September 30, 2012, our order backlog remained strong and we entered fiscal year 2013 with a backlog of unfilled orders of $436.7 million.  Our order backlog includes various projects, some of which are for petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

The first half of fiscal year 2012 was negatively impacted by execution challenges on certain large jobs at Powell Canada.  These challenges resulted from scope changes and cost overruns on certain Canadian projects.  We are currently pursuing recovery of certain of these costs; however, there is no assurance these costs can be recovered.  Revenues have not been recognized on such costs as recovery has not been deemed probable until change orders are approved by the customer.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 2.2%, or $3.5 million, to $153.9 million in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, due to the mix of projects in process.  Domestic revenues decreased by 4.1%, or $4.0 million, to $93.1 million in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, and international revenues increased 0.8%, or $0.5 million, in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012.  Revenues decreased primarily as a result of the decrease in revenues at our Electrical Power Products business segment.

Gross profit for the first quarter of fiscal year 2013 increased 65.8%, or $13.4 million, to $33.8 million, compared to the first quarter of fiscal year 2012.  Gross profit as a percentage of revenues increased to 21.9% in the first quarter of fiscal year 2013, compared to 12.9% in the first quarter of fiscal year 2012 primarily as a result of our Electrical Power Products business segment.

Electrical Power Products

Our Electrical Power Products business segment revenues decreased 3.0%, or $4.5 million, to $146.1 million in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, due to the mix of projects in process.  Revenues from public and private utilities decreased $1.4 million to $31.3 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  Revenues from commercial and industrial customers decreased $0.5 million to $105.9 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  Revenues from municipal and transit projects decreased $2.6 million to $8.9 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.

Our Electrical Power Products business segment gross profit increased 70.5%, or $13.4 million, to $32.4 million during the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012.  Gross profit, as a percentage of revenues, increased to 22.2% in the first quarter of fiscal year 2013, compared to 12.6% in the first quarter of fiscal year 2012, as a result of favorable operational execution and project management on certain complex projects.  Gross profit in the first quarter of fiscal year 2012 was negatively impacted by execution challenges on certain Canadian projects, as discussed above.

Process Control Systems

Our Process Control Systems business segment revenues increased 14.9%, or $1.0 million, to $7.8 million during the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012.  Business segment gross profit, as a percentage of revenues, decreased to 18.0% for the first quarter of fiscal year 2013 compared to 20.4% for the first quarter of fiscal year 2012.  This decrease in gross profit as a percentage of revenues was related to the mix of project types.

For additional information related to our business segments, see Note I of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, increased to 14.5% during the first quarter of fiscal year 2013 from 12.6% during the first quarter of fiscal year 2012.  Consolidated selling, general and administrative expenses increased $2.6 million to $22.4 million during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  This increase is primarily related to increased personnel costs and incentive compensation resulting from higher levels of operating performance and increased commissions associated with the mix of orders received.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.4 million during the first quarter of fiscal year 2013, compared to $0.7 million during the first quarter of fiscal year 2012 as certain intangible assets have become fully amortized.

Income Tax Provision

Our provision for income taxes was $3.6 million in the first quarter of fiscal year 2013, compared to $1.6 million in the first quarter of fiscal year 2012.  The effective tax rate for the first quarter of fiscal year 2013 was 32.6% and is below the statutory rate due to the utilization of loss carryforwards on Canadian income and the favorable impact of our effective tax rate for the domestic production activities deduction in the United States.  The effective tax rate for the first quarter of fiscal year 2012 was negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada in 2012.

Net Income (Loss)

In the first quarter of fiscal year 2013, we recorded net income of $7.4 million, or earnings of $0.62 per diluted share, compared to a net loss of $1.7 million, or a loss of $0.15 per diluted share, in the first quarter of fiscal year 2012.  The first three months of fiscal year 2012 were negatively impacted by execution-related challenges on certain large projects at Powell Canada and our inability to record the tax benefits of pre-tax losses in Canada.

Backlog

The order backlog at December 31, 2012, was $553.7 million, compared to $436.7 million at September 30, 2012 and $473.7 million at the end of the first quarter of fiscal year 2012.  New orders placed during the first quarter of fiscal year 2013 totaled $271.8 million compared to $188.7 million in the first quarter of fiscal year 2012.  Backlog has increased primarily due to continued strong activity in oil and gas production projects, refining projects and transportation markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $97.4 million at December 31, 2012, compared to $90.0 million at September 30, 2012, primarily as a result of cash flow from operations of $21.2 million, which was partially used to fund the construction of our two new facilities in the United States and Canada during the first quarter of fiscal year 2013 to support our continued expansion of our key markets, including the offshore oil and gas markets and the Canadian Oil Sands market.  As of December 31, 2012, current assets exceeded current liabilities by 2.9 times and our debt to total capitalization was 1.2%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016.  As of December 31, 2012, there were no amounts borrowed under this line of credit.  We also have a $10.0 million revolving credit facility in Canada.  At December 31, 2012, there was no balance outstanding under the Canadian revolving credit facility.  Total long-term debt and capital lease obligations, including current maturities, totaled $3.7 million at December 31, 2012, compared to $4.4 million at September 30, 2012. Letters of credit outstanding were $20.7 million at December 31, 2012, compared to $36.6 million at September 30, 2012, which reduce our availability under our U.S credit facility and our Canadian revolving credit facility. Amounts available under the U.S. revolving credit facility were $54.4 million at December 31, 2012.  Amounts available under the Canadian revolving credit facility were $9.9 million at December 31, 2012.  For further information regarding our debt, see Notes F and G of Notes to Condensed Consolidated Financial Statements.

Approximately $10.7 million of our cash at December 31, 2012, was held outside of the U.S. for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations.  In the event that the Company elects to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operational activities, capital improvements and expansions, as well as debt repayments for the foreseeable future.  We will continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

Cash provided by operating activities was $21.2 million during the first quarter of fiscal year 2013.  Cash used in operating activities was $9.9 million during the first quarter of fiscal year 2012. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. Cash flow from operations increased during the first quarter of fiscal year 2013 compared to the same period in the prior year, primarily due to the cash flow generated from the decrease in unbilled contract receivables as a result of timing of billing milestones on certain projects and the collection of outstanding accounts receivable.

Investing Activities

Purchases of property, plant and equipment during the first quarter of fiscal year 2013 totaled $13.4 million compared to $9.4 million during the first quarter of fiscal year 2012.  A significant portion of the investments during the first quarter of fiscal year 2013 was used to build facilities in the United States and Canada to support our continued expansion in our key markets, including the offshore oil and gas markets and Canadian Oil Sands.  Upgrades and enhancements to our current enterprise planning system were also incurred during the first quarter of fiscal year 2013.  During the first quarter of fiscal year 2012, the investments in property, plant and equipment were primarily for the purchase of land to expand our Houston Ship Channel operations.

Financing Activities

Net cash used in financing activities was $0.7 million during the first quarter of fiscal year 2013 and $0.6 million for the first quarter of fiscal year 2012.

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012.

Outlook

The markets in which Powell participates are capital-intensive and cyclical in nature.  Cyclicality is predominantly driven by  customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments.  Market cycles are many months or years in length and require our customers to analyze factors that include the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, the outlook for regulatory actions and environmental concerns.  Orders take a number of months to produce, are traditionally awarded in competitive bid situations and scheduling is matched to the customer requirements which may change during the course of any particular project.

Growth in demand for energy is expected to continue over the long term.  This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us.  A heightened environmental concern has expanded the popularity of urban transit systems.  This should increase demand for investment in transit infrastructure, contingent upon the availability of government financing.  A sluggish global economy and uncertain market conditions in various locations around the world will place competitive market pressure on margins.  The outlook for continued opportunities for our products and services remain positive; however, the timing and pricing of many of these projects are difficult to predict.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve during the period in which these items are approved and finalized with customers.  As a result of these issues, the timing and ultimate financial outcome on some projects are often difficult to predict.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2012.

At December 31, 2012, we had no foreign currency forward contracts.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date
POWELL INDUSTRIES, INC.
(Registrant)

Date: February 6, 2013	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2013	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).
*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*        Filed herewith