Form 10-Q
period 2013-03-31
POWELL INDUSTRIES INC
filed 2013-05-08
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 1, 2013, there were 11,955,989 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$114,062	$90,040
Accounts receivable, less allowance for doubtful accounts of $912 and $1,399, respectively	112,354	125,771
Costs and estimated earnings in excess of billings on uncompleted contracts	72,077	86,734
Inventories	32,246	32,917
Income taxes receivable	1,712	485
Deferred income taxes	4,798	4,598
Prepaid expenses and other current assets	6,334	5,865
Total Current Assets	343,583	346,410
Property, plant and equipment, net	105,863	78,652
Goodwill	1,003	1,003
Intangible assets, net	12,439	13,317
Other assets	10,537	8,930
Total assets	$473,425	$448,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$463	$725
Income taxes payable	988	3,516
Accounts payable	51,085	48,490
Accrued salaries, bonuses and commissions	19,304	25,822
Billings in excess of costs and estimated earnings on uncompleted contracts	58,202	37,144
Accrued product warranty	5,242	5,714
Other accrued expenses	5,998	9,462
Total Current Liabilities	141,282	130,873
Long-term debt and capital lease obligations, net of current maturities	3,200	3,630
Deferred compensation	3,364	2,891
Other liabilities	921	815
Total Liabilities	148,767	138,209

Commitments and Contingencies (Note H)

Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	--	--
Common stock, par value $.01; 30,000,000 shares authorized; 11,953,301 and 11,915,673
shares issued and outstanding, respectively	119	119
Additional paid-in capital	40,675	38,452
Retained earnings	286,114	271,911
Accumulated other comprehensive income (loss)	(2,250)	(379)
Total Stockholders' Equity	324,658	310,103
Total Liabilities and Stockholders' Equity	$473,425	$448,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$153,915	$181,486	$307,856	$338,942
Cost of goods sold	122,200	147,249	242,357	284,327
Gross profit	31,715	34,237	65,499	54,615

Selling, general and administrative expenses	24,060	21,523	46,433	41,286
Amortization of intangible assets	413	704	828	1,407
Operating income	7,242	12,010	18,238	11,922

Other income	(1,709)	-	(1,709)	-
Interest expense	43	68	104	144
Interest income	(2)	(34)	(21)	(63)
Income before income taxes	8,910	11,976	19,864	11,841

Income tax provision	2,092	4,565	5,661	6,175

Net income	$6,818	$7,411	$14,203	$5,666

Earnings per share:
Basic	$0.57	$0.63	$1.19	$0.48
Diluted	$0.57	$0.63	$1.18	$0.48

Weighted average shares:
Basic	11,953	11,762	11,946	11,765
Diluted	12,029	11,835	12,021	11,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$6,818	$7,411	$14,203	$5,666
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,575)	826	(1,871)	618
Other comprehensive income (loss)	(1,575)	826	(1,871)	618

Comprehensive income	$5,243	$8,237	$12,332	$6,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2013	2012

Operating Activities:
Net income	$14,203	$5,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,592	5,020
Amortization	835	1,413
Stock-based compensation	2,223	386
Bad debt expense (recoveries)	(380)	636
Deferred income taxes	39	304
Changes in operating assets and liabilities:
Accounts receivable, net	11,303	11,755
Costs and estimated earnings in excess of billings on uncompleted contracts	14,292	(25,911)
Inventories	498	(5,964)
Prepaid expenses and other current assets	(1,778)	6,391
Accounts payable and income taxes payable	302	4,632
Accrued liabilities	(10,172)	(4,925)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,223	24,015
Other	(4)	(41)
Net cash provided by operating activities	57,176	23,377

Investing Activities:
Proceeds from sale of property, plant and equipment	639	70
Purchases of property, plant and equipment	(33,270)	(18,879)
Increase in cash held in escrow	--	(75)
Decrease in cash held in escrow	--	1,000
Net cash used in investing activities	(32,631)	(17,884)

Financing Activities:
Borrowings on Canadian revolving line of credit	2,375	7,352
Payments on Canadian revolving line of credit	(2,375)	(7,352)
Payments on industrial development revenue bonds	(400)	(400)
Payments on short-term and other financing	(298)	19
Net cash used in financing activities	(698)	(381)

Net increase in cash and cash equivalents	23,847	5,112
Effect of exchange rate changes on cash and cash equivalents	175	(513)
Cash and cash equivalents, beginning of period	90,040	123,466

Cash and cash equivalents, end of period	$114,062	$128,065

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

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment.  Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amounts.  This new guidance includes a number of factors to consider in conducting the qualitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our fiscal year 2013.  Early adoption was permitted; however, we did not adopt this guidance until October 1, 2012.  This guidance has not had a material impact on our reported results of operations or financial position, and is not expected to have a significant impact in the future.

In March 2013, the FASB issued accounting guidance to resolve the diversity in practice for accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, our fiscal year 2015. We do not expect this guidance to have a material impact on our reported results of operations or financial position.

In February 2013, the FASB issued accounting guidance which requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component.  A company will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required by U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail regarding those amounts.  This accounting guidance is effective for fiscal years beginning after December 15, 2012, on a prospective basis.  The Company is currently evaluating the impact of this guidance on our consolidated financial statements, but since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of fiscal year 2014 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 (in thousands):

Fair Value Measurements at March 31, 2013
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Assets
Cash equivalents	$10,325	$--	$--	$10,325
Total	$10,325	$--	$--	$10,325

Liabilities
Foreign currency forward contracts	$--	$--	$--	$--
Total	$--	$--	$--	$--

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at March 31, 2013, approximates fair value based on the current coupon rate of the bonds, which is re-set weekly, and is classified as a Level 1 input in the fair value measurement hierarchy, as there is an active market for the trading of these industrial development revenue bonds.

There have been no transfers between levels with the fair value measurement hierarchy during the three months ended March 31, 2013.

C. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Net income	$6,818	$7,411	$14,203	$5,666
Denominator:
Weighted average basic shares	11,953	11,762	11,946	11,765
Dilutive effect of stock options and restricted stock units	76	73	75	71
Weighted average diluted shares with assumed conversions	12,029	11,835	12,021	11,836
Net earnings per share:
Basic	$0.57	$0.63	$1.19	$0.48
Diluted	$0.57	$0.63	$1.18	$0.48

All options were included in the computation of diluted earnings per share for the three and six months ended March 31, 2012, as the options' exercise price was less than the average market price of our common stock.  All outstanding options expired in June 2012.

D.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance at beginning of period	$1,050	$588	$1,399	$391
Increase (decrease) to bad debt expense	(87)	451	(380)	636
Deductions for uncollectible accounts written off, net of recoveries	(28)	--	(85)	--
Increase (decrease) due to foreign currency translation	(23)	4	(22)	16
Balance at end of period	$912	$1,043	$912	$1,043

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance at beginning of period	$5,754	$4,396	$5,714	$4,603
Increase to warranty expense	775	917	1,412	1,386
Deduction for warranty charges	(1,205)	(590)	(1,801)	(1,240)
Increase (decrease) due to foreign currency translations	(82)	60	(83)	34
Balance at end of period	$5,242	$4,783	$5,242	$4,783

Inventories

The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2013	2012
Raw materials, parts and subassemblies	$34,136	$33,632
Work-in-progress	4,770	6,422
Provision for excess and obsolete inventory	(6,660)	(7,137)
Total inventories	$32,246	$32,917

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2013	2012
Costs incurred on uncompleted contracts	$577,270	$635,714
Estimated earnings	140,977	168,480
	718,247	804,194
Less: Billings to date	704,372	754,604
Net underbilled position	$13,875	$49,590

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$72,077	$86,734
Billings in excess of costs and estimated earnings on uncompleted contracts	(58,202)	(37,144)
Net underbilled position	$13,875	$49,590

E.  INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at March 31, 2013 and September 30, 2012 consisted of the following (in thousands):

	March 31, 2013			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Supply agreement	$17,580	$(7,811)	$9,769	$17,580	$(7,225)	$10,355
Purchased technology	11,767	(9,301)	2,466	11,818	(9,121)	2,697
Trade name	1,136	(932)	204	1,136	(871)	265
Total	$30,483	$(18,044)	$12,439	$30,534	$(17,217)	$13,317

All intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the six months ended March 31, 2013 and 2012 was $0.8 million and $1.4 million, respectively.

F. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2013	2012
Industrial development revenue bonds	$3,600	$4,000
Capital lease obligations	63	355
Subtotal long-term debt and capital lease obligations	3,663	4,355
Less current portion	(463)	(725)
Total long-term debt and capital lease obligations	$3,200	$3,630

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

The US Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the US Revolver was reduced by $20.9 million for our outstanding letters of credit at March 31, 2013.

There were no borrowings outstanding under the US Revolver as of March 31, 2013.  Amounts available under the US Revolver were $54.1 million at March 31, 2013. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada.  The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements.  If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable.  As of March 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada.  In March 2012, we reduced the Canadian Facility to a $10.0 million CAD (approximately $9.8 million) revolving credit facility (the Canadian Revolver), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under the Canadian Revolver.  The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at March 31, 2013.

There were no borrowings outstanding under the Canadian Revolver, and $9.7 million was available at March 31, 2013.  The Canadian Facility expires on February 28, 2015.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate.  Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio is added to the applicable rate.

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

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements.  If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable.  As of March 31, 2013, we were in compliance with all of the financial covenants of the Canadian Facility.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2013. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2013, the balance in the restricted sinking fund was $234,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.26% per year at March 31, 2013.

G.  INCOME TAXES

At the end of each interim reporting period, the Company makes an estimate for the annual effective income tax rate.  Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  During the three months ended March 31, 2013 and 2012, the effective income tax rate was 23.5% and 38.1%, respectively, and for the six months ended March 31, 2013 and 2012, the effective income tax rate was 28.5% and 52.2%, respectively.

The lower effective tax rate for the three months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013.  The current year effective tax rate reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate, whereas the prior year reflected only three months of the benefit.  Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which lowered our effective tax rate for the three months ended March 31, 2013.

The lower effective tax rate for the six months ended March 31, 2013, as compared to the same period of the prior year, was primarily due to the favorable impact of the extension of the Federal R&D Tax Credit, the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  The effective tax rates for the second quarter of fiscal year 2012 and the first six months of fiscal year 2012 were negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada in fiscal year 2012.

H.  COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note F herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.0 million as of March 31, 2013. We also had performance and maintenance bonds totaling $265.4 million that were outstanding with our sureties, with additional bonding capacity of $134.6 million available, at March 31, 2013.

We have a facility agreement (Facility Agreement) between S&I and a large international bank.  This $11.4 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds.  At March 31, 2013, we had outstanding a total of $4.9 million of guarantees under this Facility Agreement.

The Facility Agreement provides for financial covenants, customary events of default and carries cross-default provisions with our Amended Credit Facility.  If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.  As of March 31, 2013, we were in compliance with all of the financial covenants of the Facility Agreement.

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

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013.

I.  STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

Restricted stock units (RSUs) vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual RSUs granted will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted.  The remaining forty-percent of the RSUs are time-based and vest over a three-year period.  The RSUs do not have voting rights of common stock, and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

During the first quarter of fiscal year 2012 and fiscal year 2013, we granted 32,894 and 35,265 RSUs, respectively, with a fair value of $31.18 and $38.82 per unit, respectively, to certain officers and key employees of the Company.  The RSU’s vest over a three-year period from their date of issuance, and are earned over a three-year performance cycle.

During the first quarter of fiscal year 2012 and fiscal year 2013, we also granted 21,931 and 23,510 RSUs, respectively, with a fair value of $31.18 and $38.82 per unit, respectively, to certain officers and key employees.  The RSUs vest over a three-year period from their date of issuance, and are time-based.

RSU activity (number of shares) for us was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2011	69,378	$36.10
Granted	54,825	31.18
Expired or cancelled	(24,478)	38.71
Vested/exercised	--	--
Outstanding at September 30, 2012	99,725	32.69
Granted	58,775	38.82
Expired or cancelled	--	--
Vested/exercised	(34,520)	31.18
Outstanding at March 31, 2013	123,980	$36.02

During the six months ended March 31, 2013 and 2012, we recorded compensation expense of $1.5 million and $0.2 million, respectively, related to the RSUs.

Restricted Stock

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service are not employees of the Company or any of its affiliates.  In January 2013, 500 shares of restricted stock were issued to a newly appointed director at a price of $42.54 per share.  In February 2013, 16,000 shares of restricted stock were issued to such directors at a price of $58.54 per share.  The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

Under the 2006 Equity Compensation Plan (the 2006 Plan), any employee of the Company and its subsidiaries and consultants are eligible to participate in the plan and receive awards.  Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

During the first half of fiscal year 2013 and fiscal year 2012, there was no restricted stock granted under the 2006 Plan.

During the six months ended March 31, 2013, we recorded compensation expense of $1.1 million related to restricted stock grants.  We recorded compensation expense of $0.3 million related to restricted stock grants for the six months ended March 31, 2012.

J. BUSINESS SEGMENTS

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

Detailed information regarding our business segments is shown below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Electrical Power Products	$145,259	$173,974	$291,395	$324,638
Process Control Systems	8,656	7,512	16,461	14,304
Total	$153,915	$181,486	$307,856	$338,942

Gross profit:
Electrical Power Products	$29,592	$32,533	$61,969	$51,526
Process Control Systems	2,123	1,704	3,530	3,089
Total	$31,715	$34,237	$65,499	$54,615

Income (loss) before income taxes:
Electrical Power Products	$8,830	$11,665	$19,984	$11,644
Process Control Systems	80	311	(120)	197
Total	$8,910	$11,976	$19,864	$11,841

Depreciation and amortization:
Electrical Power Products	$2,328	$3,229	$5,381	$6,414
Process Control Systems	20	25	40	13
Total	$2,348	$3,254	$5,421	$6,427

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

The first half of fiscal year 2012 was negatively impacted by execution challenges on certain large jobs at Powell Canada.  These challenges resulted from scope changes and cost overruns on certain Canadian projects.  We are currently pursuing recovery of certain of these costs, including $1.4 million which is recorded in Other Assets; however, there is no assurance these costs can be recovered.  Revenues have not been recognized on cost overruns as recovery has not been deemed probable until change orders are approved by the customer.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 15.2%, or $27.6 million, to $153.9 million in the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012 in our Electrical Power Products business segment.  Domestic revenues decreased by 8.5%, or $8.9 million, to $96.4 million in the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012, and international revenues decreased 24.5%, or $18.7 million, in the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012.  Gross profit for the second quarter of fiscal year 2013 decreased 7.4%, or $2.5 million, to $31.7 million, compared to the second quarter of fiscal year 2012.  Gross profit as a percentage of revenues increased to 20.6% in the second quarter of fiscal year 2013, compared to 18.9% in the second quarter of fiscal year 2012 primarily due to the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

For the six months ended March 31, 2013, consolidated revenues decreased 9.2%, or $31.1 million, to $307.9 million, compared to the six months ended March 31, 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012 in our Electrical Power Products business segment.  Domestic revenues decreased by 6.4%, or $12.9 million, to $189.5 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012.  Total international revenues decreased 13.3%, or $18.2 million, to $118.3 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012.  Gross profit for the first six months of fiscal year 2013 increased 19.9%, or $10.9 million, to $65.5 million, compared to the first six months of fiscal year 2012.  Gross profit as a percentage of revenues increased to 21.3% for the first six months of fiscal year 2013, compared to 16.1% for the first six months of fiscal year 2012 primarily as a result of project execution challenges on certain large projects at Powell Canada during the first half of fiscal year 2012 and the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

Electrical Power Products

Our Electrical Power Products business segment revenues decreased 16.5%, or $28.7 million, to $145.3 million in the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012.  Revenues from public and private utilities increased $9.6 million to $34.2 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  Revenues from commercial and industrial customers decreased $40.4 million to $99.2 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  Revenues from municipal and transit projects increased $2.1 million to $11.9 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.

Our Electrical Power Products business segment gross profit decreased 9.0%, or $2.9 million, to $30.0 million during the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012.  Gross profit, as a percentage of revenues, increased to 20.4% in the second quarter of fiscal year 2013, compared to 18.7% in the second quarter of fiscal year 2012, primarily as a result of the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

For the six months ended March 31, 2013, our Electrical Power Products business segment revenues decreased 10.2%, or $33.2 million, to $291.4 million, compared to the first six months of fiscal year 2012 primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012.  Revenues from public and private utilities increased $8.2 million to $65.6 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012.  Revenues from commercial and industrial customers decreased $40.9 million to $205.1 million in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012, as discussed above.  Revenues from municipal and transit projects decreased $0.5 million to $20.7 million in the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012.

For the six months ended March 31, 2013, gross profit from the Electrical Power Products business segment increased 20.3%, or $10.4 million, to $62.0 million compared to the six months ended March 31, 2012.  Gross profit, as a percentage of revenues, increased to 21.3% for the first six months of fiscal year 2013, compared to 15.9% for the first six months of fiscal year 2012, primarily as a result of project execution challenges on certain large projects at Powell Canada during the first half of fiscal year 2012 and the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

Process Control Systems

Our Process Control Systems business segment revenues increased 15.2%, or $1.1 million, to $8.7 million during the second quarter of fiscal year 2013, compared to the second quarter of fiscal year 2012.  This revenue increase has been driven by the increase in projects that were awarded during fiscal year 2012.  Business segment gross profit, as a percentage of revenues, increased to 24.5% for the second quarter of fiscal year 2013 compared to 22.7% for the second quarter of fiscal year 2012.  This increase in gross profit as a percentage of revenues was related to the mix of project types.

For the six months ended March 31, 2013, our Process Control Systems business segment revenues increased 15.1%, or $2.2 million, to $16.5 million, compared to the first six months of fiscal year 2012.  Business segment gross profit, as a percentage of revenues, decreased to 21.4% for the six months ended March 31, 2013, compared to 21.6% for the first six months ended March 31, 2012.  This decrease was primarily due to the overall mix of project types.

For additional information related to our business segments, see Note J of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, increased to 15.6% during the second quarter of fiscal year 2013 from 11.9% during the second quarter of fiscal year 2012.  Consolidated selling, general and administrative expenses increased $2.5 million to $24.1 million during the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  This increase is primarily related to increased personnel costs and long-term incentive compensation resulting from higher levels of operating performance over the three-year performance cycle and increased legal expenses primarily related to the efforts to recover both the project cost overruns in Canada and the settlement of a lawsuit in Canada which is discussed below.  These increases in selling, general and administrative expenses were offset by a decrease in depreciation as our enterprise resource planning system became fully depreciated.

Selling, general and administrative expenses, as a percentage of revenues, increased to 15.1% during the first six months of fiscal year 2013 from 12.2% during the first six months of fiscal year 2012.  Consolidated selling, general and administrative expense increased $5.1 million to $46.4 million during the first six months of fiscal year 2013, compared to the first six months of fiscal year 2012.  This increase is primarily related to increased personnel costs and commissions associated with orders received, as well as increased long-term incentive compensation resulting from higher levels of operating performance over the three-year performance cycle and increased legal expenses primarily related to the efforts to recover both the project cost overruns in Canada and the settlement of a lawsuit in Canada which is discussed below.  These increases in selling, general and administrative expenses were offset by a decrease in depreciation as our enterprise resource planning system became fully depreciated.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.4 million during the second quarter of fiscal year 2013, compared to $0.7 million during the second quarter of fiscal year 2012 as certain intangible assets have become fully amortized.

Amortization of intangible assets decreased to $0.8 million during the first six months of fiscal year 2013, compared to $1.4 million during the first six months of fiscal year 2012 as certain intangible assets have become fully amortized.

Other Income

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013.

Income Tax Provision

Our provision for income taxes was $2.1 million in the second quarter of fiscal year 2013, compared to $4.6 million in the first quarter of fiscal year 2012.    For the first six months of fiscal year 2013, our provision for income taxes was $5.7 million compared to $6.2 million for the first six months of fiscal year 2012.  The effective tax rates for the second quarter of fiscal year 2013 and the first six months of fiscal year 2013 were 23.5% and 28.5%, respectively.  These rates are below the statutory rate due to the differences in the availability of the Federal Research and Development Tax Credit, the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  The effective tax rates for the second quarter of fiscal year 2012 and the first six months of fiscal year 2012 were negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada in fiscal year 2012.

Net Income

In the second quarter of fiscal year 2013, we recorded net income of $6.8 million, or $0.57 per diluted share, compared to $7.4 million, or $0.63 per diluted share, in the second quarter of fiscal year 2012.  For the six months ended March 31, 2013, we recorded net income of $14.2 million, or $1.18 per diluted share, compared to $5.7 million, or $0.48 per diluted share, for the six months ended March 31, 2012.  The first six months of fiscal year 2012 were negatively impacted by the execution-related challenges of certain large projects at Powell Canada and our inability to record the tax benefits of pre-tax losses in Canada.

Backlog

The order backlog at March 31, 2013, was $521.8 million, compared to $436.7 million at September 30, 2012 and $497.0 million at March 31, 2012.  New orders placed during the second quarter of fiscal year 2013 totaled $124.1 million compared to $203.3 million in the second quarter of fiscal year 2012.  Backlog has increased primarily due to continued strength in oil and gas production projects, refining projects and transportation markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $114.1 million at March 31, 2013, compared to $90.0 million at September 30, 2012.  Such increase primarily resulted from cash flow provided by operations of $57.2 million, which was partially used to fund the construction of our two new facilities in the United States and Canada during the first six months of fiscal year 2013 to support our continued expansion of our key markets, including the offshore oil and gas markets and the Canadian Oil Sands market.  As of March 31, 2013, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 1.1%.

We have a $75.0 million revolving credit facility in the United States, which expires in December 2016.  As of March 31, 2013, there were no amounts borrowed under this line of credit.  We also have a $9.8 million revolving credit facility in Canada.  At March 31, 2013, there was no balance outstanding under the Canadian revolving credit facility.  Total long-term debt and capital lease obligations, including current maturities, totaled $3.7 million at March 31, 2013, compared to $4.4 million at September 30, 2012. Letters of credit outstanding were $21.0 million at March 31, 2013, compared to $36.6 million at September 30, 2012, which reduce our availability under our U.S. revolving credit facility and our Canadian revolving credit facility. Amounts available under the U.S. revolving credit facility were $54.1 million at March 31, 2013.  Amounts available under the Canadian revolving credit facility were $9.7 million at March 31, 2013.  For further information regarding our debt, see Notes F and H of Notes to Condensed Consolidated Financial Statements.

Approximately $13.4 million of our cash at March 31, 2013, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the United States, under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities was $57.2 million during the first six months of fiscal year 2013 and $23.4 million during the first six months of fiscal year 2012.  Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  Cash flow from operations increased during the first six months of fiscal year 2013 compared to the same period in the prior year, primarily due to increased net income, as well as the billing and collection of contracts receivable based on the progress billing milestones.

Investing Activities

Purchases of property, plant and equipment during the first six months of fiscal year 2013 totaled $33.3 million, compared to $18.9 million during the first six months of fiscal year 2012.  A significant portion of the investments during the first six months of fiscal year 2013 was used to build facilities in the United States and Canada to support our continued expansion in our key markets, including the oil and gas markets and Canadian Oil Sands.  Upgrades and enhancements to our enterprise resource planning system were also incurred during the first six months of fiscal year 2013, which is expected to be placed into use in the second quarter of fiscal year 2014.  During the first six months of fiscal year 2012, the investments in property, plant and equipment were primarily for the purchase of land in the United States and Canada to support our continued expansion as discussed above.

Financing Activities

Net cash used in financing activities was $0.7 million during the first six months of fiscal year 2013 and $0.4 million for the first six months of fiscal year 2012.

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

Growth in demand for energy is expected to continue over the long term.  This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us.  A heightened environmental concern has expanded the popularity of urban transit systems.  This should increase demand for investment in transit infrastructure, contingent upon the availability of government financing.  A sluggish global economy and uncertain market conditions in various locations around the world will place competitive market pressure on revenues and margins.  Our operation in the United Kingdom has been negatively impacted by these competitive issues and is currently analyzing its workforce requirements in line with current market conditions.  The outlook for continued opportunities for our products and services remain positive; however, the timing and pricing of many of these projects are difficult to predict.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve during the period in which these items are approved and finalized with customers.  As a result of these issues, the timing and ultimate financial outcome on some projects are often difficult to predict.

We are currently constructing a new facility in Houston, Texas, and one near Edmonton, Alberta, Canada.  We estimate the total cost of these facilities, including the land, will be approximately $75 million, of which $38.9 million has been incurred to date.  Such costs are expected to be funded from our existing cash and cash equivalents and future cash flows from operations.  We anticipate that the construction of these new facilities will be completed in the summer of 2013.  Once completed, we will vacate the existing leased facilities.  We plan to relocate our existing operations to the two new facilities in the fourth quarter of fiscal year 2013.  Additionally, we will attempt to sublease the current facility in Canada which expires in July 2023.  There are no assurances that we will be able to obtain a sublease that will cover our existing lease costs, which are approximately $1.2 million per year.

Strength in the Canadian Oil Sands region continues to be a major contributor to our improved operations and backlog in Canada.  The relocation to our new facility, the sublease of our current facility and the expansion of our operations in Canada pose various risks and uncertainties in the near term.  Our previous net operating losses in Canada have resulted in recording deferred tax assets of $6.3 million, with a corresponding valuation allowance.  These unrecognized deferred tax assets could be realized in the future as our outlook for continued profitability in Canada improves.

We believe that cash from operations and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future.  We will continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at March 31, 2013.

At March 31, 2013, we had no foreign currency forward contracts.

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

Date
POWELL INDUSTRIES, INC.
(Registrant)

Date: May 8, 2013	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Don R. Madison
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