Form 10-Q
period 2013-06-30
POWELL INDUSTRIES INC
filed 2013-08-07
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒ No

At August 1, 2013, there were 11,957,218 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$124,865	$90,040
Accounts receivable, less allowance for doubtful accounts of $924 and $1,399, respectively	111,494	125,771
Costs and estimated earnings in excess of billings on uncompleted contracts	73,806	86,734
Inventories	30,734	32,917
Income taxes receivable	3,611	485
Deferred income taxes	4,910	4,598
Prepaid expenses and other current assets	4,855	5,865
Total Current Assets	354,275	346,410
Property, plant and equipment, net	123,228	78,652
Goodwill	1,003	1,003
Intangible assets, net	11,996	13,317
Other assets	10,710	8,930
Total Assets	$501,212	$448,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$439	$725
Income taxes payable	4,676	3,516
Accounts payable	53,754	48,490
Accrued salaries, bonuses and commissions	23,461	25,822
Billings in excess of costs and estimated earnings on uncompleted contracts	67,187	37,144
Accrued product warranty	4,791	5,714
Other accrued expenses	6,333	9,462
Total Current Liabilities	160,641	130,873
Long-term debt and capital lease obligations, net of current maturities	3,200	3,630
Deferred compensation	3,324	2,891
Other liabilities	918	815
Total Liabilities	168,083	138,209

Commitments and Contingencies (Note H)

Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	--	--
Common stock, par value $.01; 30,000,000 shares authorized; 11,957,218 and 11,915,673
shares issued and outstanding, respectively	119	119
Additional paid-in capital	41,634	38,452
Retained earnings	295,427	271,911
Accumulated other comprehensive income (loss)	(4,051)	(379)
Total Stockholders' Equity	333,129	310,103
Total Liabilities and Stockholders' Equity	$501,212	$448,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$179,519	$194,093	$487,375	$533,035
Cost of goods sold	141,034	150,250	383,391	434,577
Gross profit	38,485	43,843	103,984	98,458

Selling, general and administrative expenses	23,805	24,826	70,238	66,112
Amortization of intangible assets	415	704	1,243	2,111
Restructuring and relocation expenses	1,717	-	1,717	-
Operating income	12,548	18,313	30,786	30,235

Other income	-	-	(1,709)	-
Interest expense	47	59	151	203
Interest income	(7)	(25)	(28)	(88)
Income before income taxes	12,508	18,279	32,372	30,120

Income tax provision	3,203	6,141	8,864	12,316

Net income	$9,305	$12,138	$23,508	$17,804

Earnings per share:
Basic	$0.78	$1.03	$1.97	$1.51
Diluted	$0.77	$1.02	$1.96	$1.50

Weighted average shares:
Basic	11,941	11,812	11,932	11,782
Diluted	12,016	11,861	12,007	11,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$9,305	$12,138	$23,508	$17,804
Other comprehensive loss:
Foreign currency translation adjustment	(1,801)	(732)	(3,672)	(113)
Other comprehensive loss	(1,801)	(732)	(3,672)	(113)

Comprehensive income	$7,504	$11,406	$19,836	$17,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2013	2012

Operating Activities:
Net income	$23,508		$17,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,523		7,703
Amortization	1,252		2,121
Stock-based compensation	3,247		894
Bad debt expense (recoveries)	(310)		509
Deferred income taxes	(287)		(273)
Changes in operating assets and liabilities:
Accounts receivable, net	12,777		2,071
Costs and estimated earnings in excess of billings on uncompleted contracts	12,372		(35,423)
Inventories	1,976		(3,961)
Income tax receivable, prepaid expenses and other current assets	(2,216)		7,109
Accounts payable and income taxes payable	6,763		(1,257)
Accrued liabilities	(6,035)		490
Billings in excess of costs and estimated earnings on uncompleted contracts	30,320		8,880
Other	(1,224)		(208)
Net cash provided by operating activities	88,666		6,459

Investing Activities:
Proceeds from sale of property, plant and equipment	711		158
Purchases of property, plant and equipment	(53,728)		(25,546)
Decrease in cash held in escrow	--	--	1,000
Net cash used in investing activities	(53,017)		(24,388)

Financing Activities:
Borrowings on Canadian revolving line of credit	4,583		7,992
Payments on Canadian revolving line of credit	(4,583)		(7,992)
Payments on industrial development revenue bonds	(400)		(400)
Short-term financing and other	(316)		1,822
Net cash (used in) provided by financing activities	(716)		1,422

Net increase in cash and cash equivalents	34,933		(16,507)
Effect of exchange rate changes on cash and cash equivalents	(108)		(124)
Cash and cash equivalents, beginning of period	90,040		123,466

Cash and cash equivalents, end of period	$124,865		$106,835

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

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance which simplifies how an entity is required to test goodwill for impairment.  Under this guidance, an entity would be allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amounts.  This new guidance includes a number of factors to consider in conducting the qualitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, our fiscal year 2013.  Early adoption was permitted; however, we did not adopt this guidance until October 1, 2012.  This guidance has not had an impact on our reported results of operations or financial position.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Assets
Cash equivalents	$10,430	$--	$--	$10,430
Total	$10,430	$--	$--	$10,430

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at June 30, 2013, approximates fair value based on the current coupon rate of the bonds, which is re-set weekly, and is classified as a Level 2 input in the fair value measurement hierarchy, as there is an active market for the trading of these industrial development revenue bonds.

There have been no transfers between levels with the fair value measurement hierarchy during the three and nine months ended June 30, 2013.

C. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$9,305	$12,138	$23,508	$17,804
Denominator:
Weighted average basic shares	11,941	11,812	11,932	11,782
Dilutive effect of stock options and restricted stock units	75	49	75	52
Weighted average diluted shares with assumed conversions	12,016	11,861	12,007	11,834
Net earnings per share:
Basic	$0.78	$1.03	$1.97	$1.51
Diluted	$0.77	$1.02	$1.96	$1.50

All options were included in the computation of diluted earnings per share for the three and nine months ended June 30, 2012, as the options' exercise price was less than the average market price of our common stock.  All outstanding options expired in June 2012.

D.  DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$912	$1,043	$1,399	$391
Increase (decrease) to bad debt expense	68	(127)	(310)	509
Deductions for uncollectible accounts written off, net of recoveries	(54)	175	(151)	175
Increase (decrease) due to foreign currency translation	(2)	5	(14)	21
Balance at end of period	$924	$1,096	$924	$1,096

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$5,242	$4,783	$5,714	$4,603
Increase to warranty expense	430	752	1,965	2,084
Deduction for warranty charges	(874)	(1,068)	(2,798)	(2,254)
Increase (decrease) due to foreign currency translations	(7)	(40)	(90)	(6)
Balance at end of period	$4,791	$4,427	$4,791	$4,427

Inventories

The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2013	2012
Raw materials, parts and subassemblies	$32,694	$33,632
Work-in-progress	4,217	6,422
Provision for excess and obsolete inventory	(6,177)	(7,137)
Total inventories	$30,734	$32,917

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2013	2012
Costs incurred on uncompleted contracts	$605,097	$635,714
Estimated earnings	147,503	168,480
	752,600	804,194
Less: Billings to date	745,981	754,604
Net underbilled position	$6,619	$49,590

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$73,806	$86,734
Billings in excess of costs and estimated earnings on uncompleted contracts	(67,187)	(37,144)
Net underbilled position	$6,619	$49,590

E.  INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at June 30, 2013 and September 30, 2012 consisted of the following (in thousands):

	June 30, 2013			September 30, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Supply agreement	$17,580	$(8,104)	$9,476	$17,580	$(7,225)	$10,355
Purchased technology	11,741	(9,388)	2,353	11,818	(9,121)	2,697
Trade name	1,136	(969)	167	1,136	(871)	265
Total	$30,457	$(18,461)	$11,996	$30,534	$(17,217)	$13,317

All intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the nine months ended June 30, 2013 and 2012 was $1.2 million and $2.1 million, respectively.

F. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2013	2012
Industrial development revenue bonds	$3,600	$4,000
Capital lease obligations	39	355
Subtotal long-term debt and capital lease obligations	3,639	4,355
Less current portion	(439)	(725)
Total long-term debt and capital lease obligations	$3,200	$3,630

US Revolver

In June 2013, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank.  This amendment to our credit facility was made to increase the dollar limit on capital expenditures to allow us to support our continued expansions to support key markets, including the Canadian Oil Sands and offshore production markets.  The Amended Credit Agreement provides for a $75.0 million revolving credit facility (US Revolver).  Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the US Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate.  Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The US Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the US Revolver was reduced by $18.8 million for our outstanding letters of credit at June 30, 2013.

There were no borrowings outstanding under the US Revolver as of June 30, 2013.  Amounts available under the US Revolver were $56.2 million at June 30, 2013. The US Revolver expires on December 31, 2016.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada.  The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements.  If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable.  As of June 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On December 15, 2009, we entered into a credit agreement with a major international bank (the Canadian Facility) to finance the acquisition of Powell Canada and provide additional working capital support for our operations in Canada.  In March 2012, we reduced the Canadian Facility to a $10.0 million CAD (approximately $9.5 million) revolving credit facility (the Canadian Revolver), and eliminated the restrictions on amounts which may be borrowed based on a borrowing base calculation.

The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under the Canadian Revolver.  The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at June 30, 2013.

There were no borrowings outstanding under the Canadian Revolver, and $9.4 million was available at June 30, 2013.  The Canadian Facility expires on February 28, 2015.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s US Bank Rate.  Once the applicable rate is determined, a margin of 0.375% to 1.125%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Facility is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements.  If an event of default (as defined in the Canadian Facility) occurs and is continuing, on the terms and subject to the conditions set forth in the Canadian Facility, amounts outstanding under the Canadian Facility may be accelerated and may become immediately due and payable.  As of June 30, 2013, we were in compliance with all of the financial covenants of the Canadian Facility.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2013. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $400,000 that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2013, the balance in the restricted sinking fund was $334,000 and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.30% per year at June 30, 2013.

G.  INCOME TAXES

At the end of each interim reporting period, the Company makes an estimate for the annual effective income tax rate.  Tax items included in the annual effective income tax rate are pro-rated for the full year and tax items discrete to a specific quarter are included in the effective income tax rate for that quarter.  The estimate used in providing for income taxes on a year-to-date basis may change in subsequent interim periods.  During the three months ended June 30, 2013 and 2012, the effective income tax rate was 25.6% and 33.6%, respectively, and for the nine months ended June 30, 2013 and 2012, the effective income tax rate was 27.4% and 40.9%, respectively.

The lower effective tax rate for the three months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the differences in the availability of the Federal Research and Development Tax Credit (Federal R&D Tax Credit), the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013.  The current year effective tax rate reflects a full year benefit from the Federal R&D Tax Credit in the estimate of the annual effective income tax rate, whereas the prior year reflected only three months of the benefit.  Additionally, the retroactive benefit for the previously expired period from January 1, 2012 to September 30, 2012 is reflected as a discrete item which lowered our effective tax rate for the three months ended June 30, 2013.    Upon the reinstatement and extension of the Federal R&D Tax Credit, we completed an R&D Tax Credit study resulting in increases in the available R&D credits for current and prior years.  The utilization of these credits resulted in a lower effective tax rate for the three and nine months ended June 30, 2013.  However, the decrease in the effective tax rate was partially reduced by an increase  in our reserve for uncertain tax positions for years still open to audit by the Internal Revenue Service.

The lower effective tax rate for the nine months ended June 30, 2013, as compared to the same period of the prior year, was primarily due to the favorable impact of the extension of the Federal R&D Tax Credit, the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  The effective tax rates for the third quarter of fiscal year 2012 and the first nine months of fiscal year 2012 were negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada in fiscal year 2012.

H.  COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note F herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either for the periods reported. We were contingently liable for secured and unsecured letters of credit of $18.9 million as of June 30, 2013. We also had performance and maintenance bonds totaling $275.6 million that were outstanding with our sureties, with additional bonding capacity of $124.4 million available, at June 30, 2013.

We have a facility agreement (Facility Agreement) between S&I and a large international bank.  This $7.6 million Facility Agreement provides S&I the ability to enter into forward exchange contracts, currency options and performance bonds.  At June 30, 2013, we had outstanding a total of $4.9 million of guarantees under this Facility Agreement.

The Facility Agreement provides for financial covenants, customary events of default and carries cross-default provisions with our Amended Credit Facility.  If an event of default (as defined in the Facility Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable.  As of June 30, 2013, we were in compliance with all of the financial covenants of the Facility Agreement.

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

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013 and is recorded as Other income in the accompanying Condensed Consolidated Statement of Operations..

Construction and Relocation of Certain Operations

We are currently constructing a new facility in Houston, Texas, and one near Edmonton, Alberta, Canada.  We estimate the total cost of these facilities, including the land, will be approximately $75 million, of which $55.7 million has been incurred to date.  The remaining costs are expected to be funded from our existing cash and cash equivalents and future cash flows from operations.  We anticipate that the construction of these new facilities will be completed in the late summer of 2013.  Once completed, we will vacate the existing leased facilities.  We plan to relocate our existing operations and personnel to the two new facilities in the fourth quarter of fiscal year 2013.  Additionally, we will attempt to sublease the current facility we occupy in Canada which has a lease that expires in July 2023.  There are no assurances that we will be able to obtain a sublease that will cover our existing lease costs, which are approximately $1.2 million per year.  We expect to record the estimated loss on sublease, if any, in the fourth quarter of fiscal 2013.

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

RSU activity (number of shares) for us was as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2011	69,378	$36.10
Granted	54,825	31.18
Expired or cancelled	(24,478)	38.71
Vested/exercised	--	--
Outstanding at September 30, 2012	99,725	32.69
Granted	58,775	38.82
Expired or cancelled	--	--
Vested/exercised	(34,520)	31.18
Outstanding at June 30, 2013	123,980	$36.02

During the nine months ended June 30, 2013 and 2012, we recorded compensation expense of $2.0 million and $0.7 million, respectively, related to the RSUs.

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

During the first nine months of fiscal year 2013 and fiscal year 2012, there was no restricted stock granted under the 2006 Plan.

During the nine months ended June 30, 2013, we recorded compensation expense of $0.9 million related to restricted stock grants.  We recorded compensation expense of $0.4 million related to restricted stock grants for the nine months ended June 30, 2012.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Electrical Power Products	$170,048	$186,272	$461,443	$510,910
Process Control Systems	9,471	7,821	25,932	22,125
Total	$179,519	$194,093	$487,375	$533,035

Gross profit:
Electrical Power Products	$36,208	$41,677	$98,177	$93,203
Process Control Systems	2,277	2,166	5,807	5,255
Total	$38,485	$43,843	$103,984	$98,458

Income (loss) before income taxes:
Electrical Power Products	$12,149	$18,422	$32,133	$30,066
Process Control Systems	359	(143)	239	54
Total	$12,508	$18,279	$32,372	$30,120

Depreciation and amortization:
Electrical Power Products	$2,322	$3,365	$7,702	$9,779
Process Control Systems	23	22	63	35
Total	$2,345	$3,387	$7,765	$9,814

K.  RESTRUCTURING AND RELOCATION COSTS

During the first nine months of fiscal year 2013 we recorded restructuring and relocation charges of $1.7  million.   These charges were related to our Electrical Power Products business segment.

Our operations in the United Kingdom have been negatively impacted by market conditions and competitive pressures in the international markets in which they operate.  We reorganized certain non-core operations and eliminated certain positions to align our workforce in the United Kingdom with current market conditions and recorded $1.1 million related to severance therefor.

Additionally, we have incurred and paid approximately $0.6 million in the nine months ended June 30, 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and one near Edmonton, Alberta, Canada.  We anticipate the construction of these two facilities will be completed in late summer 2013 and we will relocate our operations and personnel from their current leased facilities.  We expect to incur and expense additional relocation costs of approximately $2.0 million to $2.5 million in the next three to six months, which have not been recorded.

Additionally, we are attempting to sublease the current facility we occupy in Canada which has a lease that expires in July 2023.  There are no assurances that we will be able to obtain a sublease that will cover our existing lease cost of $1.2 million per year.  We will record an estimated loss on sublease, if any, in the fourth quarter of fiscal year 2013.  The lease on our Houston facility which we will be vacating expires on October 31, 2013.  We anticipate the additional non-cash depreciation costs related to the two new facilities to exceed the existing lease costs by approximately $2.2 million on an annual basis going forward.

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

•  Unforeseen difficulties with the implementation or operation of our enterprise resource planning, engineering, manufacturing and project systems (Business Systems) could adversely affect our internal controls and our business.

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

•  Unforeseen difficulties with the construction, relocation, staffing and start-up of our two new facilities could adversely affect our operations.

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

The markets in which Powell participates in are capital-intensive and cyclical in nature.  Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments.  Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns.  These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and may take a number of months to produce, which may change during the course of any particular project.  Our operating results are impacted by factors outside of our control, such as our projects have contracting arrangements where the approval of engineering and design specifications may affect the timing of the project execution.

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

The first half of fiscal year 2012 was negatively impacted by execution challenges on certain large jobs at Powell Canada.  These challenges resulted from scope changes and cost overruns on certain Canadian projects.  We are currently pursuing recovery of certain of these costs, including $1.4 million which is recorded in Other Assets.  Revenues have not been recognized on cost overruns as recovery has not been deemed probable until change orders are approved by the customer.

Results of Operations

Revenue and Gross Profit

Consolidated revenues decreased 7.5%, or $14.6 million, to $179.5 million in the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012 in our Electrical Power Products business segment.  Additionally, revenues and gross profit for fiscal year 2013 have been negatively impacted by factors outside of our control due to the delay of engineering and design specifications from our customers and their outside engineering consultant on one large international project. Domestic revenues increased by 2.2%, or $2.3 million, to $107.8 million in the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012, and international revenues decreased 19.1%, or $16.9 million, to $71.7 million in the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012.  Gross profit for the third quarter of fiscal year 2013 decreased 12.2%, or $5.4 million, to $38.5 million, compared to the third quarter of fiscal year 2012.  Gross profit as a percentage of revenues decreased to 21.4% in the third quarter of fiscal year 2013, compared to 22.6% in the third quarter of fiscal year 2012 primarily due to the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

For the nine months ended June 30, 2013, consolidated revenues decreased 8.6%, or $45.7 million, to $487.4 million, compared to the nine months ended June 30, 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012 in our Electrical Power Products business segment.  Additionally, revenues and gross profit for fiscal year 2013 have been negatively impacted by factors outside of our control due to the delay of engineering and design specifications on one large international project.  Domestic revenues decreased by 3.4%, or $10.5 million, to $297.4 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012.  Total international revenues decreased 15.6%, or $35.1 million, to $190.0 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012.  Gross profit for the first nine months of fiscal year 2013 increased 5.6%, or $5.5 million, to $104.0 million, compared to the first nine months of fiscal year 2012.  Gross profit as a percentage of revenues increased to 21.3% for the first nine months of fiscal year 2013, compared to 18.5% for the first nine months of fiscal year 2012 primarily as a result of project execution challenges on certain large projects at Powell Canada during the first nine months of fiscal year 2012 and the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

Electrical Power Products

Our Electrical Power Products business segment revenues decreased 8.7%, or $16.2 million, to $170.0 million in the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012, primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012.  Revenues from public and private utilities decreased $7.4 million to $31.3 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  Revenues from commercial and industrial customers decreased $15.9 million to $121.4 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  Revenues from municipal and transit projects increased $7.0 million to $17.3 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.

Our Electrical Power Products business segment gross profit decreased 13.1%, or $5.5 million, to $36.2 million during the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012.  Gross profit, as a percentage of revenues, decreased to 21.3% in the third quarter of fiscal year 2013, compared to 22.4% in the third quarter of fiscal year 2012, primarily as a result of the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

For the nine months ended June 30, 2013, our Electrical Power Products business segment revenues decreased 9.7%, or $49.5 million, to $461.4 million, compared to the first nine months of fiscal year 2012 primarily due to completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during fiscal year 2012.  Revenues from public and private utilities increased $0.7 million to $96.9 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012.  Revenues from commercial and industrial customers decreased $56.8 million to $326.4 million in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, as discussed above.  Revenues from municipal and transit projects increased $6.5 million to $38.0 million in the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012.

For the nine months ended June 30, 2013, gross profit from the Electrical Power Products business segment increased 5.4%, or $5.0 million, to $98.2 million compared to the nine months ended June 30, 2012.  Gross profit, as a percentage of revenues, increased to 21.3% for the first nine months of fiscal year 2013, compared to 18.2% for the first nine months of fiscal year 2012, primarily as a result of project execution challenges on certain large projects at Powell Canada during the first nine months of fiscal year 2012 and the margins associated with the mix of projects in process during fiscal years 2012 and 2013.

Process Control Systems

Our Process Control Systems business segment revenues increased 21.1%, or $1.7 million, to $9.5 million during the third quarter of fiscal year 2013, compared to the third quarter of fiscal year 2012.  This revenue increase has been driven by the increase in projects that were awarded during fiscal year 2012.  Business segment gross profit, as a percentage of revenues, decreased to 24.0% for the third quarter of fiscal year 2013 compared to 27.7% for the third quarter of fiscal year 2012.  This decrease in gross profit as a percentage of revenues was related to the mix of project types.

For the nine months ended June 30, 2013, our Process Control Systems business segment revenues increased 17.2%, or $3.8 million, to $25.9 million, compared to the first nine months of fiscal year 2012.  Business segment gross profit, as a percentage of revenues, decreased to 22.4% for the nine months ended June 30, 2013, compared to 23.8% for the first nine months ended June 30, 2012.  This decrease was primarily due to the overall mix of project types.

For additional information related to our business segments, see Note J of Notes to Condensed Consolidated Financial Statements.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, increased to 13.3% during the third quarter of fiscal year 2013 from 12.8% during the third quarter of fiscal year 2012 due to the decrease in revenues.  Consolidated selling, general and administrative expenses decreased $1.0 million to $23.8 million during the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  This decrease is primarily related to a decrease in depreciation expense as our existing Business Systems became fully depreciated in December 2012.  Additionally, consolidated selling, general and administrative costs for fiscal year 2013 have decreased due to the capitalization of project personnel costs in fiscal year 2013 associated with the development and implementation of our new Business Systems.

Selling, general and administrative expenses, as a percentage of revenues, increased to 14.4% during the first nine months of fiscal year 2013 from 12.4% during the first nine months of fiscal year 2012.  Consolidated selling, general and administrative expense increased $4.1 million to $70.2 million during the first nine months of fiscal year 2013, compared to the first nine months of fiscal year 2012.  This increase is primarily related to increased personnel costs and commissions associated with orders received, as well as increased long-term incentive compensation resulting from higher levels of operating performance over the three-year performance cycle and increased legal expenses primarily related to the efforts to recover both the project cost overruns in Canada and the settlement of a lawsuit in Canada which is discussed below.  These increases in selling, general and administrative expenses were offset by a decrease in depreciation expense as our existing Business Systems became fully depreciated in December 2012.   Additionally, consolidated selling, general and administrative costs for fiscal year 2013 have decreased due to the capitalization of certain personnel costs in fiscal year 2013 associated with the development and implementation of our new Business Systems.  However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized once the Business Systems are implemented in fiscal year 2014.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.4 million during the third quarter of fiscal year 2013, compared to $0.7 million during the third quarter of fiscal year 2012 as certain intangible assets have become fully amortized.

Amortization of intangible assets decreased to $1.2 million during the first nine months of fiscal year 2013, compared to $2.1 million during the first nine months of fiscal year 2012 as certain intangible assets have become fully amortized.

Restructuring and Relocation Costs

During the first nine months of fiscal year 2013 we recorded restructuring and relocation charges of $1.7 million.   These charges were related to our Electrical Power Products business segment.

Our operations in the United Kingdom have been negatively impacted by market conditions and competitive pressures in the international markets in which they operate.  We reorganized certain non-core operations and eliminated certain positions to align our workforce in the United Kingdom with current market conditions and recorded $1.1 million related to severance therefor.

Additionally, we have incurred and paid approximately $0.6 million in the nine months ended June 30, 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and one near Edmonton, Alberta, Canada.  We anticipate the construction of these two facilities will be completed in late summer 2013 and we will relocate our operations and personnel from their current leased facilities.  We expect to incur and expense additional relocation costs of approximately $2.0 million to $2.5 million in the next three to six months, which have not been recorded.

Additionally, we are attempting to sublease the current facility we occupy in Canada which has a lease that expires in July 2023.  There are no assurances that we will be able to obtain a sublease that will cover our existing lease cost of $1.2 million per year.  We will record an estimated loss on sublease, if any, in the fourth quarter of fiscal year 2013.  The lease on our Houston facility which we will be vacating expires on October 31, 2013.

Other Income

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013.

Income Tax Provision

Our provision for income taxes was $3.2 million in the third quarter of fiscal year 2013, compared to $6.1 million in the third quarter of fiscal year 2012.    For the first nine months of fiscal year 2013, our provision for income taxes was $8.9 million compared to $12.3 million for the first nine months of fiscal year 2012.  The effective tax rates for the third quarter of fiscal year 2013 and the first nine months of fiscal year 2013 were 25.6% and 27.4%, respectively.  These rates are below the statutory rate due to the differences in the availability of the Federal Research and Development Tax Credit, the utilization of loss carry forwards on Canadian income and the utilization of certain foreign tax credits.  The effective tax rates for the third quarter of fiscal year 2012 and the first nine months of fiscal year 2012 were negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada in fiscal year 2012.

Net Income

In the third quarter of fiscal year 2013, we recorded net income of $9.3 million, or $0.77 per diluted share, compared to $12.1 million, or $1.02 per diluted share, in the third quarter of fiscal year 2012.  For the nine months ended June 30, 2013, we recorded net income of $23.5 million, or $1.96 per diluted share, compared to $17.8 million, or $1.50 per diluted share, for the nine months ended June 30, 2012.  The first nine months of fiscal year 2012 were negatively impacted by the execution-related challenges of certain large projects at Powell Canada and our inability to record the tax benefits of pre-tax losses in Canada.

Backlog

The order backlog at June 30, 2013, was $496.1 million, compared to $436.7 million at September 30, 2012 and $433.5 million at June 30, 2012.  New orders placed during the third quarter of fiscal year 2013 totaled $154.9 million compared to $133.0 million in the third quarter of fiscal year 2012.  Backlog has increased primarily due to continued strength in oil and gas production projects, refining projects and transportation markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $124.9 million at June 30, 2013, compared to $90.0 million at September 30, 2012.  Such increase primarily resulted from cash flow provided by operations of $88.7 million, which was partially used to fund the construction of our two new facilities in the United States and Canada during the first nine months of fiscal year 2013 to support our continued expansion of our key markets, including the offshore oil and gas markets and the Canadian Oil Sands market.  As of June 30, 2013, current assets exceeded current liabilities by 2.2 times and our debt to total capitalization was 1.1%.

We have a $75.0 million revolving credit facility in the United States, which expires in December 2016.  As of June 30, 2013, there were no amounts borrowed under this line of credit.  We also have a $10 million CAD (approximately $9.5 million) revolving credit facility in Canada.  At June 30, 2013, there was no balance outstanding under the Canadian revolving credit facility.  Total long-term debt and capital lease obligations, including current maturities, totaled $3.6 million at June 30, 2013, compared to $4.4 million at September 30, 2012. Letters of credit outstanding were $18.9 million at June 30, 2013, compared to $36.6 million at September 30, 2012, which reduced our availability under our U.S. revolving credit facility and our Canadian revolving credit facility. Amounts available under the U.S. revolving credit facility were $56.2 million at June 30, 2013.  Amounts available under the Canadian revolving credit facility were $9.4 million at June 30, 2013.  For further information regarding our debt, see Notes F and H of Notes to Condensed Consolidated Financial Statements.

Approximately $6.8 million of our cash at June 30, 2013, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the United States, under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities was $88.7 million during the first nine months of fiscal year 2013 and $6.5 million during the first nine months of fiscal year 2012.  Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  Cash flow from operations increased during the first nine months of fiscal year 2013 compared to the same period in the prior year, primarily due to increased net income, as well as the billing and collection of contracts receivable based on the progress billing milestones.

Investing Activities

Purchases of property, plant and equipment during the first nine months of fiscal year 2013 totaled $53.7 million, compared to $25.5 million during the first nine months of fiscal year 2012.  A significant portion of the investments during the first nine months of fiscal year 2013 was used to build facilities in the United States and Canada to support our expansion in our key markets, including the oil and gas markets and Canadian Oil Sands.  We expect to relocate our operations and personnel to these new facilities in the next three to six months.  Upgrades and enhancements to our Business Systems were also incurred during the first nine months of fiscal year 2013, which is expected to be placed into use in the second quarter of fiscal year 2014.  During the first nine months of fiscal year 2012, the investments in property, plant and equipment were primarily for the purchase of land in the United States and Canada to support our planned expansion as discussed above.

Financing Activities

Net cash used in financing activities was $0.7 million during the first nine months of fiscal year 2013.  Net cash provided by financing activities was $1.4 million for the first nine months of fiscal year 2012 due to cash being received from the exercise of stock options that were set to expire on June 24, 2012.

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

Growth in demand for energy is expected to continue over the long term.  This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us.  Our orders over the past year have been negatively impacted by a sluggish global economy and competitive market issues.    We continue to

experience timing challenges in the near term related to the awarding of large projects due to various global market conditions.  However, the outlook for continued opportunities for our products and services remain positive; but, the timing and pricing of many of these projects are difficult to predict.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve or deteriorate during the period in which these items are approved and finalized with customers.  Our operating results are impacted by factors outside of our control, such as our projects have contracting arrangements where the approval of engineering and design specifications may affect the timing of the project execution.

We are currently constructing a new facility in Houston, Texas, and one near Edmonton, Alberta, Canada.  We estimate the total cost of these facilities, including the land, will be approximately $75 million, of which $55.7 million has been incurred to date.  The remaining costs are expected to be funded from our existing cash and cash equivalents and future cash flows from operations.  We anticipate that the construction of these new facilities will be completed in the late summer of 2013.  Once completed, we will vacate the existing leased facilities.  We plan to relocate our existing operations and personnel to the two new facilities in the fourth quarter of fiscal year 2013.  Additionally, we will attempt to sublease the current facility in Canada, which has a lease that expires in July 2023.  There are no assurances that we will be able to obtain a sublease that will cover our existing lease costs, which are approximately $1.2 million per year.  We expect to record the estimated loss on sublease, if any, in the fourth quarter of fiscal year 2013.

Strength in the Canadian Oil Sands region continues to be a major contributor to our improved operations and backlog in Canada.  The relocation to our new facility, the sublease of our current facility and the start-up, staffing and expansion of our operations in Canada pose various risks and uncertainties in the near term.  Our previous net operating losses in Canada have resulted in recording deferred tax assets of $6.3 million, with a corresponding valuation allowance.  These unrecognized deferred tax assets could be realized in the future as our outlook for sustainable profitability in Canada improves.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at June 30, 2013.

At June 30, 2013, we had no foreign currency forward contracts.

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

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).
*10.1	—

Eleventh Amendment to Credit Agreement, dated as of June 27, 2013, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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

Date
POWELL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2013	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).
*10.1	—

Eleventh Amendment to Credit Agreement, dated as of June 27, 2013, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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