Form 10-K
period 2013-09-30
POWELL INDUSTRIES INC
filed 2013-12-04
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form  10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12488

Powell Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8550 Mosley Road Houston, Texas	77075-1180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(713)  944-6900

Securities registered pursuant to section 12(b) of the Act:

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2013, was approximately $624,554,752 based upon the closing price on the NASDAQ Global Market on that date.

At November 30, 2013, there were 11,969,661 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTORS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.

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

The forward-looking statements contained in this Annual Report are based on current assumptions that we will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that competitive conditions in our markets will not change in a materially adverse way; that we will accurately identify and meet customer needs for products and services; that we will be able to retain and hire key employees; that our products and capabilities will remain competitive; that the financial markets and banking systems will remain stable and availability of credit will continue; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the Company’s control that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART I

Item 1. Business

Overview

Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, B.V.; Switchgear & Instrumentation Limited (S&I) and Powell Canada Inc.

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the energy, industrial, utility, transportation and environmental industries.

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

References to Fiscal 2013, Fiscal 2012 and Fiscal 2011 used throughout this Annual Report on Form 10-K relate to our fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems.  Our Electrical Power Products segment accounted for approximately 94%, 96% and 95% of our consolidated revenues for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Revenues from customers located in the United States of America (U.S.) accounted for approximately 60%, 58% and 67% of our consolidated revenues for Fiscal 2013, 2012 and 2011, respectively. Revenues from customers located in Canada accounted for approximately 17%, 13% and 16% of consolidated revenues for Fiscal 2013, 2012 and 2011, respectively. Approximately 67% of our long-lived assets were located in the U.S. at September 30, 2013, with the remaining long-lived assets located primarily in the United Kingdom (U.K.) and Canada. Financial information related to our business and geographical segments is included in Note L of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Electrical Power Products

Our Electrical Power Products business segment develops, designs, manufactures and markets custom engineered-to-order electrical power distribution and control systems designed (1) to distribute, monitor and control the flow of electrical energy and (2) to provide protection to motors, transformers and other electrically-powered equipment. Our principal products include integrated power control room substations, traditional and arc-resistant medium-voltage distribution switchgear, medium-voltage circuit breakers, offshore generator and control modules, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in electric rail transportation, refining, chemical manufacturing, oil and gas production, electric utility systems and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We also seek to assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We work to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

Customers and Markets

This business segment’s principal products are designed for use by, and marketed to, technologically sophisticated users of large amounts of electrical energy that typically have a need for complex combinations of electrical components and systems. Our customers and their industries include oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers.

Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically tailored to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the engineering, project management and integration of the various systems into a single deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers, governmental agencies, markets and geographic regions. Contracts often represent complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in segment revenues.

We could be adversely impacted by a significant reduction in business volume from a particular industry that we currently serve, however we do not believe that the loss of any specific customer would have a material adverse effect on our business.  No customer accounted for more than 10% of this segment’s revenues in Fiscal 2013.  However, in both Fiscal 2012 and Fiscal 2011 one customer accounted for 10% of this segment’s revenues.

For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note L of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Competition

We strive to be the supplier of choice for custom engineered-to-order system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and the electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply.

Our principal competitors include ABB, Eaton, GE, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with which we also have long and established relationships. We consider our engineering, manufacturing and service capabilities vital to the success of our business, and believe our technical and project management strengths, together with our responsiveness and flexibility to the needs of our customers, give us a competitive advantage in our markets. Ultimately, our competitive position is dependent upon our ability to provide quality custom engineered-to-order products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Electrical Power Products business segment backlog at September 30, 2013 totaled $435.0 million compared to $361.9 million at September 30, 2012. We anticipate that approximately $370 million of this segment’s Fiscal 2013 ending backlog will be fulfilled during our fiscal year ending September 30, 2014. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in the operation of our Electrical Power Products business segment include steel, copper, aluminum and various electrical components. Raw material costs represented 46% of this segment’s revenues in Fiscal 2013. Unanticipated increases in raw material requirements, disruptions in supplies or price increases could increase production costs and adversely affect profitability.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we have no reason to believe a shortage of raw materials will cause any material adverse impact during our fiscal year ending September 30, 2014. While we are not dependent on any one supplier for a material amount of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We have not experienced significant or unusual issues in the purchase of key raw materials and commodities in the past three fiscal years.

This business segment is subject to the effects of changing material prices. During the last three fiscal years, we experienced price volatility for certain commodities, in particular steel, copper and aluminum products, which are used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2013, 2012 or 2011.

Employees

At September 30, 2013, the Electrical Power Products business segment had 2,923 full-time employees located in the United States, the United Kingdom and Canada. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

This business segment’s research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. Research and development expenditures were $7.6 million, $6.3 million and $6.4 million in Fiscal 2013, 2012 and 2011, respectively, and are reported in selling, general and administrative expenses in the Consolidated Statements of Operations.

Intellectual Property

While we are the holder of various patents, trademarks, copyrights and licenses relating to this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

Process Control Systems

Our Process Control Systems business segment designs and delivers custom engineered-to-order technology solutions that help our customers manage their critical transportation, environmental and energy management processes and facilities. Our proprietary DYNAC® software suite provides a highly integrated operations management solution for these vital operations. The mission-critical information may be traffic flow in our intelligent transportation management solutions, water quality in our environmental treatment solutions or electrical power management in the case of our substation automation solutions. DYNAC® has user-configurable applications designed specifically for clients that require high performance, 24/7 availability and superior data integrity in a secure environment.

We provide a comprehensive set of technical services to deliver these systems. A diverse team of professional systems engineers, software engineers, analysts, network specialists and automation engineers provides expertise for the entire life cycle of a technology project. We have designed and built systems for various transit facilities and roadways around the world.

Customers and Markets

This business segment’s products and services are principally sold directly to end users in the transportation, environmental and energy sectors. From time to time, a significant percentage of revenues may result from one specific contract or customer due to the nature of large projects common to this business segment. In Fiscal 2013, one customer accounted for 16% of this segment’s revenues.  In Fiscal 2012 and 2011, no customer individually accounted for more than 10% of this segment’s revenues. We do not believe that the loss of any specific customer would have a material adverse effect on our business.  Contracts often represent large-scale, single-need projects with an individual customer. By their nature, these projects are typically nonrecurring for a given customer. Thus, multiple and/or continuous projects of similar magnitude with the same customer are rare. As such, the timing of large project awards may cause material fluctuations in segment revenues.

During each of the past three fiscal years, the U.S. is the only country that accounted for more than 10% of segment revenues. For information on the geographic areas in which our consolidated revenues were recorded in each of the past three fiscal years, see Note L of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Orders in the Process Control Systems business segment backlog at September 30, 2013, totaled $81.6 million compared to $74.8 million at September 30, 2012. We anticipate that approximately $20 million of this segment’s ending Fiscal 2013 backlog will be fulfilled during our September 30, 2014 fiscal year. Conditions outside of our control have caused us to experience some customer delays and cancellations of certain projects in the past; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Employees

The Process Control Systems business segment had 199 full-time employees at September 30, 2013, primarily located in the United States. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Research and Development

The majority of research and development activities of this business segment are directed toward the development of our software suites for the management and control of the critical processes and facilities of our customers. Non-project research and development expenditures were $0.9 million, $1.4 million and $1.1 million in Fiscal 2013, 2012 and 2011, respectively, and are reported in selling, general and administrative expenses in the Consolidated Statements of Operations.

Intellectual Property

While we are the holder of various trademarks, licenses and copyrights related to software for this business segment, we do not consider any individual intellectual property to be material to our consolidated business operations.

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

Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects that would result in orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services; could materially impact our business, financial condition, cash flows and results of operations; and could potentially impact the trading price of our common stock.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

We have a backlog of uncompleted contracts. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received. Backlog consists of projects that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to underutilization of our assets.

The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized on the percentage-of-completion method of accounting. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The process of estimating costs on projects requires a significant amount of judgment and combines professional engineering, cost estimating, pricing and accounting inputs. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates are adjusted as the project progresses. In certain circumstances, it is possible that such adjustments could have a significant impact on our operating results for any fiscal quarter or year.

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

Our raw material costs represented 45% of our consolidated revenues for Fiscal 2013. We purchase a wide variety of raw materials to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements, changes in supplier availability or price increases could increase production costs and adversely affect profitability. Our ability to meet customer commitments could be negatively impacted due to the time and effort associated with the selection and qualification of a new supplier.

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

Our operations could be adversely impacted by the effects of government regulations.

Changes in laws or regulations regarding oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations. Various regulations have been implemented in the U.S. related to safety and certification requirements applicable to oil and gas drilling and production activities and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future regulations in any country in which we operate and how those regulations may affect our ability to perform projects in those regions.

Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

Revenues from customers located outside of the U.S. accounted for 40% of our consolidated revenues in Fiscal 2013, including sales from our operations in the United Kingdom and Canada. While our manufacturing facilities are in developed countries with historically stable operating and fiscal environments, our consolidated results of operations, cash flows and financial condition could be adversely affected by the following:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds; and trade restrictions and economic embargoes imposed by the U.S. or other countries.  Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.

Acquisitions involve a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions, however we may be unable to implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. It is possible impairment charges resulting from the overpayment for an acquisition may negatively impact our earnings. Financing for acquisitions may require us to obtain additional equity or debt financing, which, if available, may not be available on attractive terms.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by changes in estimated costs or revenues under fixed-price contracts; the timing and volume of work under new agreements; general economic conditions; the spending patterns of customers; variations in the margins of projects performed during any particular quarter; losses experienced in our operations not otherwise covered by insurance; a change in the demand or production of our products and our services caused by severe weather conditions; a change in the mix of our customers, contracts and business; increases in design and manufacturing costs; the ability of customers to pay their invoices owed to us; and disagreements with customers related to project performance on delivery.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers, senior management and other key professionals. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We may experience shortages of qualified personnel such as engineers, project managers and select skilled tradesmen. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We could be named as a defendant in future legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. We are, and will likely continue to be, a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure.

If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Unforeseen difficulties with our enterprise resource planning, engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.

The efficient execution of our business is dependent upon the proper functioning of our Business Systems that support our production, engineering, human resources, estimating, financial, job management and customer systems. Any significant failure or malfunction of our Business Systems may result in disruption of our operations. These systems may be susceptible to outages due to natural disaster, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to security breaches such as computer viruses and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our Business Systems and adversely affect our business or results of operations. Additionally, we are in the process of re-implementing our Business Systems and adding additional software that will redesign and improve our processes. There can be no certainty that this system will deliver the expected benefits.  The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) deliver on our commitment to our customers which could negatively impact our operations.

We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption, self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs is not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by Powell depend upon the best available technology for success in the marketplace. The competitive environment is highly sensitive to technological innovation in both segments of our business. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at least hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events, ranging from natural disasters such as hurricanes, to epidemics such as health epidemics, to acts of war and terrorism, could disrupt or delay our ability to complete projects for our customers and could potentially expose us to third-party liability claims. Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could impact our customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders for raw materials used in normal business operations. These situations are outside our control and could have a significant adverse impact on our consolidated results of operations, cash flows and financial position.

Unforeseen difficulties with the ramp-up of our two new facilities could adversely affect our operations.

We recently completed the construction of a manufacturing/assembly facility in the United States, as well as one in Canada. We have relocated from two of our existing facilities, which were leased. Any significant delay in the ramp-up, staffing and expansion of our operations in either of these new facilities could adversely affect our operations and may adversely impact our profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease manufacturing facilities, warehouse space, sales offices, field offices and repair centers located throughout the United States, Canada and the United Kingdom. Our facilities are generally located in areas that are readily accessible to raw materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal locations by segment as of September 30, 2013, are as follows:

			Approximate Square Footage
Location	Description	Acres	Owned	Leased
Electrical Power Products:
Houston, TX	Corporate office and manufacturing facility	21.4	428,515	–
Houston, TX	Office and manufacturing facility	53.4	290,554	–
Houston, TX	Office, fabrication facility and yard	63.3	82,320	–
North Canton, OH	Office and manufacturing facility	8.0	115,200	–
Northlake, IL	Office and manufacturing facility	10.0	103,500	–
Bradford, United Kingdom	Office and manufacturing facility	7.9	129,200	–
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	163,000	–
Edmonton, Alberta, Canada	Office and manufacturing facility	1.0	–	28,000
Calgary, Alberta, Canada	Office		–	8,200
Process Control Systems:
Pleasanton, CA	Office		–	21,200
Duluth, GA	Office		–	41,700
Chantilly, VA	Office		–	9,900
East Rutherford, NJ	Office		–	8,700

All leased properties are subject to long-term leases. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

In Fiscal 2012, we acquired land in Houston, Texas, and in Acheson, Alberta, Canada, and began construction of two facilities to allow us to expand our operations. The construction of these two facilities was substantially completed in September 2013 and we have relocated the majority of our operations and personnel from their existing leased facilities.  Our lease on the Houston facility has expired.  Our previously occupied Edmonton facility lease does not expire until 2023; however we have sublet that facility through 2019.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and in which the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our financial position or results of operations.

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

	High	Low
Fiscal 2012:
First Quarter	$36.47	$25.76
Second Quarter	38.51	30.67
Third Quarter	38.62	30.00
Fourth Quarter	43.65	33.37
Fiscal 2013:
First Quarter	$43.95	$37.00
Second Quarter	59.89	41.45
Third Quarter	53.02	44.94
Fourth Quarter	61.29	49.20

As of November 30, 2013, the last reported sales price of our common stock on the NASDAQ was $68.59 per share. As of November 30, 2013, there were 474 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

In November 2013, our Board of Directors (the Board) elected to begin the payments of quarterly cash dividends. The Board anticipates declaring cash dividends in future quarters; however, there is no assurance as to future dividends or their amounts because they depend on future earnings, capital requirements and financial condition.

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

The following graph compares, for the period from October 1, 2008, to September 30, 2013, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies –Altra Holdings Inc.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Coleman Cable, Inc.; Daktronics Inc/SD; Electro Scientific Industries, Inc.; EnerSys;  Franklin Electric Co, Inc.; Fushi Copperweld, Inc.; GrafTech International Ltd; Littelfuse Inc/DE; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2008, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data shown below for the past five years was derived from our audited financial statements. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

In December 2009, we acquired the business and certain assets of PowerComm Inc. and its subsidiaries, Redhill Systems Ltd., Nextron Corporation, PCG Technical Services Inc. and Concorde Metal Manufacturing Ltd (the entire business of which is referred to herein as Powell Canada). Powell Canada is headquartered in Acheson, Alberta, Canada, and provides electrical equipment, maintenance and services. Powell Canada is also a manufacturer of switchgear and related products, primarily serving the oil and gas industry in western Canada. The operating results of Powell Canada are included in our Electrical Power Products business segment from the acquisition date.

	Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Operations:
Revenues	$674,772	$717,194	$562,397	$550,692	$665,851
Cost of goods sold	527,936	577,256	462,467	408,635	520,802
Gross profit	146,836	139,938	99,930	142,057	145,049
Selling, general and administrative expenses	83,539	81,295	77,538	77,934	73,916
Research and development expenses	8,521	7,652	7,520	6,523	6,038
Amortization of intangible assets	1,659	2,599	4,752	4,477	3,460
Restructuring and relocation costs	3,927	—	—	—	—
Impairments	—	—	7,158	7,452	—
Operating income	49,190	48,392	2,962	45,671	61,635
Gain on sale of investment	—	—	(1,229)	—	—
Gain on settlement	(1,709)	—	—	—	—
Interest expense, net	167	158	194	610	976
Income before income taxes	50,732	48,234	3,997	45,061	60,659
Income tax provision (1)	8,656	18,577	6,712	19,894	20,734
Net income (loss)	42,076	29,657	(2,715)	25,167	39,925
Net income attributable to noncontrolling interest	—	—	—	(159)	(208)
Net income (loss) attributable to Powell Industries, Inc.	$42,076	$29,657	$(2,715)	$25,008	$39,717
Basic earnings (loss) per share attributable to Powell Industries, Inc.	$3.52	$2.50	$(0.23)	$2.17	$3.48
Diluted earnings (loss) per share attributable to Powell Industries, Inc.	$3.51	$2.49	$(0.23)	$2.14	$3.43

(1)	For an explanation of the effective tax rate in Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	As of September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,748	$90,040	$123,466	$115,353	$97,403
Property, plant and equipment, net	144,589	78,652	59,637	63,676	61,036
Total assets	530,903	448,312	421,676	400,712	404,840
Long-term debt and capital lease obligations, including current maturities	3,616	4,355	5,441	6,885	9,492
Total stockholders’ equity	355,226	310,103	275,343	277,303	246,761
Total liabilities and stockholders’ equity	530,903	448,312	421,676	400,712	404,840

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties in that the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” included elsewhere in this Annual Report.

Overview

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries. Our business operations are consolidated into two business segments: Electrical Power Products and Process Control Systems. Revenues and costs are primarily related to custom engineered-to-order equipment and systems which precludes us from providing detailed price and volume information.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and projects may take a number of months to produce; schedules also may change during the course of any particular project. Our operating results are impacted by factors outside of our control, for example, many of our projects have contracting arrangements where the approval of engineering and design specifications may affect the timing of the project execution.

As of September 30, 2013, our order backlog strengthened with unfilled orders of $516.6 million, an increase of approximately $80 million over the beginning of this fiscal year. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

In the fourth quarter of Fiscal 2013, we recovered approximately $5.1 million related to one large project at Powell Canada, of which approximately $3.8 million was recorded as revenue and the remaining $1.3 million was related to amounts recorded to other assets in prior periods.  This recovery related to cost overruns on a large project with execution challenges in the first half of Fiscal 2012 which negatively impacted revenue and gross profit in Fiscal 2012 in our Electrical Power Products segment.

Results of Operations

Twelve Months Ended September 30, 2013 Compared to Twelve Months Ended September 30, 2012

Revenue and Gross Profit

Consolidated revenues decreased 5.9%, or $42.4 million, to $674.8 million in Fiscal 2013.  Domestic revenues decreased by 1.9%, or $7.7 million, to $405.1 million in Fiscal 2013 and international revenues decreased 11.4%, or $34.7 million, to $269.7 million in Fiscal 2013. Gross profit increased 4.9%, or $6.9 million, to $146.8 million in Fiscal 2013. Gross profit as a percentage of revenues increased to 21.8% in Fiscal 2013, compared to 19.5% in Fiscal 2012.  Operating results by segment are discussed below.

Electrical Power Products

Electrical Power Products business segment revenues decreased 7.5%, or $51.3 million, to $635.3 million in Fiscal 2013. Revenues decreased primarily due to the completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during Fiscal 2012. However, revenues in Fiscal 2013 were favorably impacted by the recovery of $3.8 million related to cost overruns on a large industrial project at Powell Canada.  This Canadian project experienced execution challenges in the first half of Fiscal 2012, which negatively impacted revenue and gross profit in Fiscal 2012. Revenues from public and private utilities increased $22.7 million to $138.0 million in Fiscal 2013. Revenues from commercial and industrial customers decreased $72.1 million to $450.6 million in Fiscal 2013. Revenues from municipal and transit projects decreased $1.9 million to $46.6 million in Fiscal 2013.

Electrical Power Products business segment gross profit increased 4.0%, or $5.3 million, to $137.8 million in Fiscal 2013. Gross profit, as a percentage of revenues, increased to 21.7% in Fiscal 2013 compared to 19.3% in Fiscal 2012.  These increases were primarily driven by the recovery from the Canadian contract settlement discussed above, the margins associated with the mix of projects in process during Fiscal 2012 and 2013, as well as the increased focus on cost reduction activities.

Process Control Systems

Process Control Systems business segment revenues increased 29.1%, or $8.9 million, to $39.5 million in Fiscal 2013. This revenue increase has been driven by the increase in projects that were awarded during Fiscal 2012 primarily from municipal and transit customers. Business segment gross profit, as a percentage of revenues, decreased to 23.0% for Fiscal 2013, compared to 24.4% for Fiscal 2012. This decrease in gross profit as a percentage of revenues was primarily due to the overall mix of project types.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $83.5 million in Fiscal 2013. Selling, general and administrative expenses, as a percentage of revenues, increased to 12.4% in Fiscal 2013 from 11.3% in Fiscal 2012. This increase is primarily related to increased personnel costs and increased long-term incentive compensation resulting from higher levels of operating performance over the three-year performance cycle. This increase in selling, general and administrative expenses was offset by a decrease in depreciation expense as our Business Systems became fully depreciated in December 2012. Additionally, selling, general and administrative costs for Fiscal 2013 were favorably impacted by the capitalization of certain personnel costs in Fiscal 2013 associated with the development and implementation of our new Business Systems. However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized once the Business Systems are implemented in our fiscal year ending September 30, 2014.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $1.7 million in Fiscal 2013, compared to $2.6 million in Fiscal 2012, as certain intangible assets have become fully amortized.

Restructuring and Relocation Costs

During Fiscal 2013, we recorded restructuring and relocation charges totaling $3.9 million.  These charges were related to our Electrical Power Products business segment.

We have incurred approximately $2.8 million in Fiscal 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and our new facility in Acheson, Alberta, Canada.  These costs were primarily related to the relocation of our operations, the loss on the sublease, and the abandonment of leasehold improvements on the previously occupied facilities in the second half of Fiscal 2013. The construction of our two new facilities was substantially completed in September 2013 and we have relocated the majority of our operations and personnel from their previously leased facilities.

In the third quarter of Fiscal 2013, we recorded and paid $1.1 million related to severance at our United Kingdom operations.  These operations were negatively impacted by market conditions and competitive pressures in the international markets in which they operate; therefore, we exited certain non-core operations and eliminated certain positions to better align our workforce with current market conditions.

Gain on Settlement

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013.

Income Tax Provision

Our provision for income taxes reflected an effective tax rate on earnings before income taxes of 17.1% in Fiscal 2013 compared to 38.5% in Fiscal 2012.  The effective tax rate for Fiscal 2013 has been favorably impacted by the release of the $7 million valuation allowance recorded as an offset to the prior years’ Canadian pre-tax losses.  We believe that it is more likely than not that the market conditions and our operating results going forward will allow us to realize the deferred tax assets associated with the prior year losses in Canada.  The rate for Fiscal 2013 was also favorably impacted by the Federal Research and Development Tax Credit and the utilization of certain foreign tax credits.  The effective tax rate for Fiscal 2012 was negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.  For further information on the effective tax rate for Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Net Income (Loss)

In Fiscal 2013, we recorded net income of $42.1 million, or earnings of $3.51 per diluted share compared to net income of $29.7 million, or earnings of $2.49 per diluted share in Fiscal 2012. Net income in Fiscal 2013 was positively impacted by the recovery of $3.8 million from the Canadian contract settlement and the favorable tax benefits discussed above.

Backlog

The order backlog at September 30, 2013, was $516.6 million, compared to $436.7 million at September 30, 2012. New orders placed during Fiscal 2013 totaled $757.0 million compared to $710.7 million in Fiscal 2012. The backlog for Fiscal 2013 has increased primarily due to continued strength in oil and gas production projects, refining projects and transportation markets.

Twelve Months Ended September 30, 2012 Compared to Twelve Months Ended September 30, 2011

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

Gross profit in Fiscal 2012 increased 40.0%, or $40.0 million, to $139.9 million in Fiscal 2012. Gross profit as a percentage of revenues increased to 19.5% in Fiscal 2012, compared to 17.8% in Fiscal 2011, primarily as a result of our Electrical Power Products business segment. Operating results by segment are discussed below.

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

Electrical Power Products business segment gross profit increased 44.4%, or $40.7 million, to $132.5 million in Fiscal 2012. Gross profit, as a percentage of revenues, increased to 19.3% in Fiscal 2012, compared to 17.2% in Fiscal 2011, as a result of favorable operational execution and project management on certain large complex projects that were completed or near completion. Our increase in project activity in Fiscal 2012 also improved our ability to cover fixed and overhead operating costs, partially offset by the challenges on certain large projects at Powell Canada. These challenges resulted from scope changes and cost overruns on certain Canadian projects. We recovered certain of these costs in Fiscal 2013.

Process Control Systems

Process Control Systems business segment revenues increased 5.2%, or $1.5 million, to $30.6 million in Fiscal 2012. Business segment gross profit, as a percentage of revenues, decreased to 24.4% for Fiscal 2012, compared to 28.2% for Fiscal 2011. This decrease in gross profit as a percentage of revenues is related to the mix of project types.

For additional information related to our business segments, see Note L of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, decreased to 11.3% in Fiscal 2012 from 13.8% in Fiscal 2011. Selling, general and administrative expenses decreased as a percentage of revenues in Fiscal 2012 as a result of our increase in revenues. Consolidated selling, general and administrative expenses increased $3.8 million to $81.3 million in Fiscal 2012. This increase is primarily related to increased personnel costs and incentive compensation resulting from higher levels of operating performance. Additionally, separation payments of $2.6 million to our former CEO were recorded in selling, general and administrative expenses in the fourth quarter of Fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $2.6 million in Fiscal 2012, compared to $4.8 million in Fiscal 2011. This decrease resulted from the impairment of the intangible assets recorded in Fiscal 2011 related to Powell Canada.

Income Tax Provision

Our provision for income taxes reflected an effective tax rate on earnings before income taxes of 38.5% in Fiscal 2012 compared to 167.9% in Fiscal 2011. The effective tax rate for both Fiscal 2012 and 2011 were negatively impacted by our inability to record the tax benefit related to pre-tax losses in Canada, offset by the favorable impact on our effective tax rate of the domestic production activities deduction in the United States. For further information on the effective tax rate for Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Net Income (Loss)

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

Liquidity and Capital Resources

Cash and cash equivalents increased to $107.7 million at September 30, 2013, compared to $90.0 million at September 30, 2012. This increase in cash primarily resulted from cash flow provided by operations of $91.8 million. These cash flows were partially used to fund the construction of our two new facilities in the United States and Canada in Fiscal 2013 in order to support continued expansion in our key markets. As of September 30, 2013, current assets exceeded current liabilities by 2.1 times and our debt to total capitalization ratio was 1.0%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of September 30, 2013, there were no amounts borrowed under this line of credit. We also have a $9.5 million revolving credit facility in Canada. At September 30, 2013, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $3.6 million at September 30, 2013, compared to $4.4 million at September 30, 2012. Total letters of credit outstanding were $20.1 million and $36.6 million at September 30, 2013 and 2012, respectively, which reduce our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at September 30, 2013 under the U.S. and Canadian revolving credit facilities were $55.0 million and $9.4 million, respectively. For further information regarding our debt, see Notes G and J of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Approximately $9.8 million of our cash at September 30, 2013 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and expansions, as well as debt repayments, for the foreseeable future. We continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

During Fiscal 2013, net cash provided by operating activities was $91.8 million. During Fiscal 2012, net cash used in operating activities was $6.0 million and in Fiscal 2011, net cash provided by operating activities was $15.5 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. During Fiscal 2013, our cash from operations increased over Fiscal 2012, primarily due to increased net income, as well as the increase in billing in excess of costs and estimated earnings on uncompleted contracts and the collection of contracts receivable based on the progress billing milestones.  Additionally in Fiscal 2013, we received $6.8 million in contract settlements related to Fiscal 2012 matters. During Fiscal 2012, the cash used in operations of $6.0 million was primarily the result of increased unbilled contract receivables based on progress billing milestones. Cash flow provided by operations of $15.5 million in Fiscal 2011 resulted primarily from the increase in accounts payable.

Investing Activities

Purchases of property, plant and equipment during Fiscal 2013 totaled $74.4 million compared to $29.1 million and $7.3 million in Fiscal 2012 and 2011, respectively. A significant portion of the investments in the last two fiscal years was to acquire land and build facilities in the United States and Canada to support our continued expansion in our key markets, including the oil and gas markets and Canadian oil sands region. Costs related to upgrades and enhancements to our Business Systems were also incurred during Fiscal 2013; which are expected to be placed into service in the second quarter of our fiscal year ending September 30, 2014.

Financing Activities

Net cash used in financing activities was $0.5 million in Fiscal 2013. Net cash provided by financing activities was $1.3 million during Fiscal 2012 due to cash being received from the exercise of stock options. Net cash used in financing activities was $0.8 million during Fiscal 2011.

Contractual and Other Obligations

At September 30, 2013, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2013, Payments Due by Period:	Long-Term Debt Obligations	Capital Lease Obligations	Operating Lease Obligations	Total
Less than 1 year	$408	$16	$4,741	$5,165
1 to 3 years	813	–	6,462	7,275
3 to 5 years	809	–	4,099	4,908
More than 5 years	1,606	–	6,405	8,011
Total long-term contractual obligations	$3,636	$16	$21,707	$25,359

The lease on our previously occupied Canadian facility does not expire until July 2023; however, we have sublet that facility through July 2019.

As of September 30, 2013, the total unrecognized tax benefit related to uncertain tax positions was $3.8 million. We estimate that none of this will be paid within the next 12 months.  However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 1% due to the expiration of certain statutes of limitations in various state and local jurisdictions.  We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $24.8 million as of September 30, 2013, of which $20.1 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2013, Payments Due by Period:	Letters of Credit
Less than 1 year	$14,828
1 to 3 years	9,383
3 to 5 years	600
More than 5 years	–
Total long-term commercial obligations	$24,811

We also had performance and maintenance bonds totaling $283.4 million that were outstanding at September 30, 2013. Performance and maintenance bonds are primarily used to guarantee contract performance to our customers.

Outlook

Powell participates in capital-intensive markets that are cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Market cycles are many months or years in length and require our customers to analyze factors which include the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, the outlook for regulatory actions and environmental concerns. Orders take a number of months to produce and are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements which may change during the course of any particular project.

Growth in demand for energy is expected to continue over the long term. This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us. Our orders over the past year have been solid, driven primarily by continued strength in oil and gas production projects, refining projects and transportation markets. We continue to experience timing challenges in the near-term related to the awarding of large projects due to various global market conditions and industry constraints. However, the outlook for continued opportunities for our products and services remains positive; even though the timing and pricing of many of these projects are difficult to predict.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve or deteriorate during the period in which these items are approved and finalized with customers. Our operating results are also impacted by factors outside of our control, such as our projects that have contract arrangements where the approval of engineering and design specifications may affect the timing of the project execution.

Strength in the Canadian oil sands region continues to be a major contributor to our improved operations and backlog in Canada. The relocation to our newly constructed facility and the ramp-up, staffing and expansion of our operations in Canada pose various risks and uncertainties in the near term.

We believe that cash available and borrowing capacity under our existing credit facility should be sufficient to finance anticipated operational activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Effects of Inflation

We are subject to inflation, which can cause increases in our costs of raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings. The inflation in commodity prices could potentially impact our operations in our fiscal year ending September 30, 2014.

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

Revenue Recognition

Our revenues are primarily generated from the engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Occasionally a contract may require that we segment the project into specific deliverables for revenue recognition. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis.

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The estimated completion to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material costs, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays on our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Allowance for Doubtful Accounts

We maintain and continually assess the adequacy of an allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. However, future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which, among other things, could have a material adverse impact on our operating results.

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

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and the lives of intangible assets with determinable lives may be adjusted.

See Note D of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of our impairment recorded in relation to the acquisition of Powell Canada.

Accruals for Contingent Liabilities

From time to time, contingencies such as insurance, liquidated damages and legal claims arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluate whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the net deferred tax asset recorded as of September 30, 2013, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

See Note H of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for disclosures related to the valuation allowance recorded in relation to foreign deferred taxes.

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

In August 2012, the Securities and Exchange Commission (SEC) adopted a rule mandated by the Wall Street Reform and Consumer Protection Act to require companies to publicly disclose their use of conflict minerals that originate in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. We are implementing the processes and procedures to comply with this rule.

In February 2013, the FASB issued accounting guidance that requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. A company will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required by U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail regarding those amounts. This accounting guidance was effective for fiscal years beginning after December 15, 2012, on a prospective basis. We are evaluating the impact of this guidance on our consolidated financial statements, but since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in our first quarter of fiscal year 2014 is not expected to have a significant impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued accounting guidance to resolve the diversity in practice for accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of real estate or conveyance of oil and gas mineral rights) within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, our fiscal year ended September 30, 2015. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Interest Rate Risk

If we decide to borrow under one of our credit facilities, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at September 30, 2013.

During Fiscal 2012, we entered into eight foreign currency forward contracts to manage the volatility of future cash flows on certain long-term contracts that are denominated in the British Pound Sterling. The contracts were designated as cash flow hedges for accounting purposes. The changes in fair value related to the effective portion of the hedges are recognized as a component of accumulated other comprehensive income on our consolidated balance sheets. At September 30, 2013, all foreign currency forward contracts have been settled, with no balances recorded on our consolidated balance sheets related to these transactions.

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Market Risk

We are also exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transportation authorities, governmental agencies and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Powell Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
December 4, 2013

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$107,748	$90,040
Accounts receivable, less allowance for doubtful accounts of $703 and $1,399, respectively	119,420	125,771
Costs and estimated earnings in excess of billings on uncompleted contracts	86,621	86,734
Inventories, net	28,983	32,917
Income taxes receivable	3,022	485
Deferred income taxes	4,716	4,598
Prepaid expenses and other current assets	6,831	5,865
Total Current Assets	357,341	346,410
Property, plant and equipment, net	144,589	78,652
Goodwill	1,003	1,003
Intangible assets, net	11,612	13,317
Deferred income taxes	9,025	2,423
Other assets	7,333	6,507
Total Assets	$530,903	$448,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$416	$725
Income taxes payable	5,917	3,516
Accounts payable	58,501	48,490
Accrued salaries, bonuses and commissions	27,474	25,822
Billings in excess of costs and estimated earnings on uncompleted contracts	60,201	37,144
Accrued product warranty	5,450	5,714
Other accrued expenses	10,104	9,462
Total Current Liabilities	168,063	130,873
Long-term debt and capital lease obligations, net of current maturities	3,200	3,630
Deferred compensation	3,480	2,891
Postretirement benefit obligation	739	685
Other liabilities	195	130
Total Liabilities	175,677	138,209

Commitments and Contingencies (Note J)

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	–	–
Common stock, par value $.01; 30,000,000 shares authorized; 11,970,967 and 11,915,673 shares issued and outstanding, respectively	119	119
Additional paid-in capital	43,193	38,452
Retained earnings	313,987	271,911
Accumulated other comprehensive loss	(2,073)	(379)
Total Stockholders’ Equity	355,226	310,103
Total Liabilities and Stockholders’ Equity	$530,903	$448,312

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2013	2012	2011
Revenues	$674,772	$717,194	$562,397
Cost of goods sold	527,936	577,256	462,467
Gross profit	146,836	139,938	99,930
Selling, general and administrative expenses	83,539	81,295	77,538
Research and development expenses	8,521	7,652	7,520
Amortization of intangible assets	1,659	2,599	4,752
Restructuring and relocation costs	3,927	–	–
Impairments	–	–	7,158
Operating income	49,190	48,392	2,962
Gain on sale of investment	–	–	(1,229)
Gain on settlement	(1,709)	–	–
Interest expense	202	272	408
Interest income	(35)	(114)	(214)
Income before income taxes	50,732	48,234	3,997
Income tax provision	8,656	18,577	6,712
Net income (loss)	$42,076	$29,657	$(2,715)
Earnings (loss) per share:
Basic	$3.52	$2.50	$(0.23)
Diluted	$3.51	$2.49	$(0.23)
Weighted average shares:
Basic	11,948	11,850	11,735
Diluted	11,994	11,925	11,735

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2013	2012	2011
Net income (loss)	$42,076	$29,657	$(2,715)
Foreign currency translation adjustment	(1,719)	833	(19)
Unrealized gain on cash flow hedges, net of tax	–	–	111
Postretirement benefit adjustment, net of tax	25	159	(111)
Comprehensive income (loss)	$40,382	$30,649	$(2,734)

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount			Income/(Loss)
Balance, September 30, 2010	11,677	117	33,569	244,969	(1,352)	277,303
Net loss	–	–	–	(2,715)	–	(2,715)
Foreign currency translation adjustments	–	–	–	–	(19)	(19)
Exercise of stock options	27	–	495	–	–	495
Stock-based compensation	20	–	(1,223)	–	–	(1,223)
Excess tax benefit from share-based compensation	–	–	180	–	–	180
Amortization of restricted stock	–	–	280	–	–	280
Issuance of restricted stock	28	–	1,042	–	–	1,042
Unrealized gain on cash flow hedges, net of tax of $94	–	–	–	–	111	111
Postretirement benefit adjustment, net of tax of $60	–	–	–	–	(111)	(111)
Balance, September 30, 2011	11,752	117	34,343	242,254	(1,371)	275,343
Net income	–	–	–	29,657	–	29,657
Foreign currency translation adjustments	–	–	–	–	833	833
Exercise of stock options	98	1	1,798	–	–	1,799
Stock-based compensation	7	–	1,004	–	–	1,004
Excess tax benefit from share-based compensation	–	–	589	–	–	589
Amortization of restricted stock	–	–	135	–	–	135
Issuance of restricted stock	74	1	583	–	–	584
Retirement of stock	(15)	–	–	–	–	–
Postretirement benefit adjustment, net of tax of $20	–	–	–	–	159	159
Balance, September 30, 2012	11,916	$119	$38,452	$271,911	$(379)	$310,103
Net income	–	–	–	42,076	–	42,076
Foreign currency translation adjustments	–	–	–	–	(1,719)	(1,719)
Stock-based compensation	39	–	2,369	–	–	2,369
Excess tax benefit from share-based compensation	–	–	277	–	–	277
Amortization of restricted stock	–	–	2,095	–	–	2,095
Issuance of restricted stock	17	–	–	–	–	–
Retirement of stock	(1)	–	–	–	–	–
Postretirement benefit adjustment, net of tax of $14	–	–	–	–	25	25
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	$(2,073)	$355,226

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2013	2012	2011
Operating Activities:
Net income (loss)	$42,076	$29,657	$(2,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,519	10,465	10,598
Amortization	1,671	2,612	4,848
Impairments	–	–	7,158
Stock-based compensation	4,464	1,723	99
Bad debt expense (recovery)	(544)	842	(114)
Deferred income tax benefit	(6,720)	(1,422)	(425)
Gain on sale of investment	–	–	(1,229)
Changes in operating assets and liabilities:
Accounts receivable, net	5,838	(16,209)	(17,616)
Costs and estimated earnings in excess of billings on uncompleted contracts	(165)	(34,755)	(13,519)
Inventories	3,881	3,948	1,542
Prepaid expenses and other current assets	(3,530)	4,821	4,514
Other assets	(847)	(13)	(2,627)
Accounts payable and income taxes payable	12,565	(6,036)	14,487
Accrued liabilities	(633)	6,411	(4,255)
Billings in excess of costs and estimated earnings on uncompleted contracts	23,219	(7,492)	13,553
Other, net	1,968	(517)	1,188
Net cash provided by (used in) operating activities	91,762	(5,965)	15,487

Investing Activities:
Proceeds from sale of property, plant and equipment	885	195	354
Purchases of property, plant and equipment	(74,369)	(29,063)	(7,347)
Proceeds from sale of investment	–	–	1,229
Decrease in cash held in escrow	–	1,000	–
Increase in cash held in escrow	–	–	(1,000)
Net cash used in investing activities	(73,484)	(27,868)	(6,764)

Financing Activities:
Borrowings on Canadian revolving line of credit	5,234	7,992	7,810
Payments on Canadian revolving line of credit	(5,234)	(7,992)	(7,818)
Payments on industrial development revenue bonds	(400)	(400)	(400)
Payments on short-term and other financing	(329)	(717)	(1,068)
Proceeds from exercise of stock options	–	1,799	495
Excess tax benefit from stock-based compensation	277	589	180
Net cash provided by (used in) financing activities	(452)	1,271	(801)

Net increase (decrease) in cash and cash equivalents	17,826	(32,562)	7,922
Effect of exchange rate changes on cash and cash equivalents	(118)	(864)	191
Cash and cash equivalents at beginning of year	90,040	123,466	115,353
Cash and cash equivalents at end of year	$107,748	$90,040	$123,466

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Business and Organization

Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Transdyn, Inc.; Powell Industries International, B.V.; Switchgear & Instrumentation Limited (S&I) and Powell Canada Inc.

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the transportation, environmental, energy, industrial and utility industries.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Powell and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Reclassifications have been made in prior years’ financial statements to conform and expand the presentation of deferred income taxes and research and development used in the current year. These reclassifications have not resulted in any changes to previously reported net income or cash flows for any periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, goodwill and other intangible assets, self-insurance, warranty accruals and income taxes. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2013	2012	2011
Cash paid during the period for:
Interest, net of interest income	$164	$141	$102
Income taxes, net of refunds	14,783	12,104	3,889
Non-cash capital expenditures	2,807	–	–

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents, receivables, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate, the Canadian Prime Rate or the bank’s prime rate.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2013 and 2012, accounts receivable included retention amounts of $11.5 million and $8.7 million, respectively. Retention amounts are in accordance with applicable provisions of engineering and construction contracts and become due upon completion of contractual requirements. Approximately $1.0 million of the retained amount at September 30, 2013, is expected to be collected subsequent to September 30, 2014.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.

Costs and estimated earnings in excess of billings on uncompleted contracts also include certain costs associated with unapproved change orders. These costs are included when the approval of the change order is probable. Amounts are carried at the lower of cost or net realizable value. Revenue is recognized to the extent of costs incurred when recovery is probable. The amounts recorded involve the use of judgments and estimates; thus, actual recoverable amounts could differ from original assumptions.

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

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our property, plant and equipment and periodically review these estimates to determine whether these lives are appropriate.

Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such assets is necessary. For intangible assets that are amortized, we review their estimated useful lives and evaluate whether events and circumstances warrant a revision to the remaining useful life. For additional information regarding our intangible assets and related impairment, see Note D herein.

Goodwill

Goodwill is evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of September 30, 2013, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

Revenue Recognition

Our revenues are primarily generated from engineering and manufacturing of custom products under long-term contracts that may last from one month to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Occasionally a contract may require that we segment the project into specific deliverables for revenue recognition. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis.

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The estimated completion to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material costs, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays on our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Research and Development Expense

Research and development costs are charged to expense as incurred. Such amounts were $8.5 million, $7.7 million and $7.5 million in Fiscal 2013, 2012 and 2011, respectively.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

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

In August 2012, the Securities and Exchange Commission (SEC) adopted a rule mandated by the Wall Street Reform and Consumer Protection Act to require companies to publicly disclose their use of conflict minerals that originate in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. We are implementing the processes and procedures to comply with this rule.

In February 2013, the FASB issued accounting guidance that requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. A company will be required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required by U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail regarding those amounts. This accounting guidance was effective for fiscal years beginning after December 15, 2012, on a prospective basis. We are evaluating the impact of this guidance on our consolidated financial statements, but since the guidance only affects presentation and disclosure of amounts reclassified out of accumulated other comprehensive income, the adoption of this guidance in the first quarter of fiscal year 2014 is not expected to have a significant impact on our consolidated financial position or results of operations.

In March 2013, the FASB issued accounting guidance to resolve the diversity in practice for accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of real estate or conveyance of oil and gas mineral rights) within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, our fiscal year ending September 30, 2015. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position or results of operations.

C. Fair Value Measurements

We measure certain financial assets and liabilities at fair value. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The accounting guidance requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established that identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
Assets
Cash equivalents	$10,531	$–	$–	$10,531
Total	$10,531	$–	$–	$10,531

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Fair Value Measurements at September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012
Assets
Cash equivalents	$45,888	$–	$–	$45,888
Total	$45,888	$–	$–	$45,888

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

Industrial Development Revenue Bonds – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds. The carrying value of our long-term debt at September 30, 2013, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels with the fair value measurement hierarchy during fiscal year 2013.

D. Intangible Assets

Our intangible assets consist of (1) goodwill, which is not being amortized, and (2) a supply agreement (15 year useful life), purchased technology (6 to 7 year useful lives) and trade names (10 year useful life), which are amortized over their estimated useful lives. We test for impairment of goodwill and intangible assets annually, or immediately if conditions indicate that impairment could exist.

No impairment was identified as a result of performing our annual impairment test of goodwill for Fiscal 2013 or 2012.

During Fiscal 2011, our impairment analysis indicated that the non-compete agreements, trade name and customer relationships intangible assets related to the Powell Canada acquisition were impaired due to continued operating losses at Powell Canada, which have reduced our projections for future revenues and cash flows. Accordingly, we recognized a loss on impairment of $7.2 million.

Intangible assets balances, subject to amortization, at September 30, 2013 and 2012, consisted of the following (in thousands):

	September 30, 2013			September 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Supply agreement	$17,580	$(8,397)	$9,183	$17,580	$(7,225)	$10,355
Purchased technology	11,749	(9,489)	2,260	11,818	(9,121)	2,697
Trade name	1,136	(967)	169	1,136	(871)	265
Total	$30,465	$(18,853)	$11,612	$30,534	$(17,217)	$13,317

All goodwill and intangible assets disclosed above are reported in our Electrical Power Products business segment.

Amortization of intangible assets recorded for the years ended September 30, 2013, 2012 and 2011, was $1.7 million, $2.6 million and $4.8 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2014	$1,652
2015	1,637
2016	1,560
2017	1,560
2018	1,560

E. Earnings Per Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restrictive stock units, as prescribed by the FASB guidance on earnings per share.

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended September 30,
	2013	2012	2011
Numerator:
Net income (loss)	$42,076	$29,657	$(2,715)
Denominator:
Weighted average basic shares	11,948	11,850	11,735
Dilutive effect of stock options, restricted stock and restricted stock units (1)	46	75	–
Weighted average diluted shares with assumed conversions	11,994	11,925	11,735
Net earnings (loss) per share:
Basic	$3.52	$2.50	$(0.23)
Diluted	$3.51	$2.49	$(0.23)

(1) In Fiscal 2011, approximately 23,000 shares related to outstanding stock options and restricted stock units were excluded from the computation of diluted earnings (loss) per share because they were antidilutive.

F. Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2013	2012
Balance at beginning of year	$1,399	$391
Increase in (decrease to) bad debt expense	(544)	842
Deductions for uncollectible accounts written off, net of recoveries	(142)	142
Increase (decrease) due to foreign currency translation	(10)	24
Balance at end of year	$703	$1,399

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2013	2012
Raw materials, parts and subassemblies	$30,097	$33,632
Work-in-progress	3,818	6,422
Provision for excess and obsolete inventory	(4,932)	(7,137)
Total inventories	$28,983	$32,917

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2013	2012
Costs incurred on uncompleted contracts	$697,760	$635,714
Estimated earnings	177,921	168,480
	875,681	804,194
Less: Billings to date	849,261	754,604
Net underbilled position	$26,420	$49,590

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$86,621	$86,734
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(60,201)	(37,144)
Net underbilled position	$26,420	$49,590

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of Asset Lives
	2013	2012
Land	$24,022	$24,766	—
Buildings and improvements	79,746	55,431	3 - 39 Years
Machinery and equipment	72,217	67,007	3 - 15 Years
Furniture and fixtures	2,964	2,940	3 - 10 Years
Construction in process	48,300	7,224	—
	227,249	157,368
Less: Accumulated depreciation	(82,660)	(78,716)
Total property, plant and equipment, net	$144,589	$78,652

The increases in buildings and construction in process are primarily the result of construction of the new facilities in Houston, Texas, and Acheson, Alberta, Canada.

Included in property and equipment are assets under capital lease of $0.5 million and $1.8 million at September 30, 2013 and 2012, with related accumulated depreciation of $0.5 million and $1.0 million, respectively. Depreciation expense, including the depreciation of capital leases, was $8.5 million, $10.5 million and $10.6 million for fiscal years 2013, 2012 and 2011, respectively.

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2013	2012
Balance at beginning of year	$5,714	$4,603
Increase to warranty expense	4,060	3,624
Deductions for warranty charges	(4,359)	(2,323)
Increase (decrease) due to foreign currency translation	35	(190)
Balance at end of year	$5,450	$5,714

G. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2013	2012
Industrial development revenue bonds	$3,600	$4,000
Capital lease obligations	16	355
Subtotal long-term debt and capital lease obligations	3,616	4,355
Less current portion	(416)	(725)
Total long-term debt and capital lease obligations	$3,200	$3,630

The annual maturities of long-term debt as of September 30, 2013, were as follows (in thousands):

Year Ending September 30,	Long-Term Debt Maturities
2014	$416
2015	400
2016	400
2017	400
2018	400
Thereafter	1,600
Total long-term debt maturities	$3,616

U.S. Revolver

In June 2013, we amended our existing credit agreement (Amended Credit Agreement) with a major domestic bank. We amended our credit facility in order to increase the dollar limit on capital expenditures related to the construction of our new facilities in Houston, Texas and Acheson, Alberta, Canada. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, or the bank’s prime rate. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $20.0 million for our outstanding letters of credit at September 30, 2013.

There were no borrowings outstanding under the U.S. Revolver as of September 30, 2013. Amounts available under the U.S. Revolver were $55.0 million at September 30, 2013. The U.S. Revolver expires on December 31, 2016.

The Amended Credit Agreement contains certain restrictive and maintenance-type covenants, such as restrictions on the amount of capital expenditures allowed. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $9.5 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The issuance of letters of credit reduces the amounts which may be borrowed under the Canadian Revolver. The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at September 30, 2013.

There were no borrowings outstanding under the Canadian Revolver, and $9.4 million was available at September 30, 2013. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The principal financial covenants are consistent with those described in our Amended Credit Agreement. The Canadian Revolver contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of September 30, 2013, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2013. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2013, the balance in the restricted sinking fund was approximately $0.4 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.25% per year on September 30, 2013.

H. Income Taxes

At September 30, 2013, we had $15 million of gross foreign operating loss carryforwards which are subject to a 20-year carryforward period, the first of which expire in 2031. As of September 30, 2013, we have released a valuation allowance that was recorded against Canadian deferred tax assets, resulting in a $7 million tax benefit.  We believe these deferred tax assets are more likely than not to be utilized by future taxable income. We believe that our deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income.

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Current:
Federal	$12,003	$18,156	$5,470
State	1,813	1,512	939
Foreign	1,562	331	563
	15,378	19,999	6,972
Deferred:
Federal	(447)	(1,840)	(122)
State	(105)	25	(76)
Foreign	(6,170)	393	(62)
	(6,722)	(1,422)	(260)
Total income tax provision	$8,656	$18,577	$6,712

Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
U.S.	$46,905	$53,885	$19,850
Other than U.S.	3,827	(5,651)	(15,853)
Income before income taxes	$50,732	$48,234	$3,997

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2013	2012	2011
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	14
International withholding tax	(1)	(1)	(9)
Other permanent tax items	1	–	5
Foreign rate differential	(1)	1	33
Domestic production activities deduction	(3)	(3)	(16)
Foreign valuation allowance and other	(16)	4	106
Effective rate	17%	38%	168%

The decrease in the effective tax rate for Fiscal 2013 resulted from the release of the valuation allowance against deferred tax assets in Canada.  The effective tax rate for the Fiscal 2011 was negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.

We have not recorded deferred income taxes on $15 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and a few international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2010 – 2012, United Kingdom 2012 and the United States 2009 – 2012.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2013	2012
Current deferred income taxes:
Gross assets	$5,561	$7,053
Gross liabilities	(845)	(2,455)

	September 30,
	2013	2012
Net current deferred income tax asset	4,716	4,598
Noncurrent deferred income taxes:
Gross assets	9,025	2,423
Gross liabilities	–	–
Net noncurrent deferred income tax asset	9,025	2,423
Net deferred income tax asset	$13,741	$7,021

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2013	2012
Deferred Tax Assets:
Net operating loss	$3,892	$4,787
Uniform capitalization and inventory	2,510	3,683
Reserve for accrued employee benefits	1,517	1,546
Deferred compensation	1,297	1,013
Goodwill	1,198	1,285
Stock-based compensation	1,291	729
Warranty accrual	1,101	1,336
Workers’ compensation	185	360
Depreciation and amortization	953	1,366
Postretirement benefits liability	396	373
Allowance for doubtful accounts	209	367
Accrued legal	57	114
Other	115	15
Gross deferred tax asset	14,721	16,974
Less: valuation allowance	(135)	(7,498)
Deferred tax asset	14,586	9,476
Deferred Tax Liabilities:
Uncompleted contracts	(845)	(2,455)
Deferred tax liabilities	(845)	(2,455)
Net deferred tax asset	$13,741	$7,021

A reconciliation of the beginning and ending amount of the unrecognized tax liabilities follows (in thousands):

Balance as of September 30, 2012	$511
Increases related to tax positions taken during the current period	880
Increases related to tax positions taken during a prior period	2,869
Decreases related to expirations of statute of limitations	(415)
Balance as of September 30, 2013	$3,845

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2013 was not material.

During Fiscal 2013, prior year U.S. federal income tax returns were amended to reflect increased research and development credits, and unrecognized tax benefits related to these refund claims were recorded. Management believes that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 1% due to the expiration of certain statutes of limitations in various state and local jurisdictions.

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

I. Employee Benefit Plans

401(k) Plan

We have a defined employee contribution 401(k) plan for substantially all of our U.S. employees. We match 100% of employee contributions up to an employee contribution of 4% of each employee’s salary. We recognized expenses under this plan primarily related to matching contributions of $5.3 million, $4.6 million and $3.4 million in Fiscal 2013, 2012 and 2011, respectively.

Deferred Compensation

We offer an unfunded, non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, which has been established to administer the plan. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (a Rabbi Trust). The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. There was no compensation expense related to this plan in Fiscal 2013. Total assets held by the trustee and deferred compensation liabilities were $2.9 million at September 30, 2013.

Certain former executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.6 million is recorded in deferred compensation in the accompanying Consolidated Balance Sheets related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets in the accompanying Consolidated Balance Sheets. The cash surrender value of life insurance policies was $4.2 million at September 30, 2013.

Retiree Medical Plan

We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.

For the year ended September 30, 2013, the measurement of postretirement benefit expense was based on assumptions used to value the postretirement benefit liability as of September 30, 2013, our measurement date.

Amounts recognized in accumulated other comprehensive income as of September 30, 2013 and 2012, consisted of the following on a pretax basis (in thousands):

	September 30,
	2013	2012
Net actuarial gain	$(830)	$(909)
Prior service cost	–	–
Total recognized in accumulated other comprehensive income	$(830)	$(909)

Amounts in accumulated other comprehensive income as of September 30, 2013, expected to be recognized as components of net periodic postretirement benefit cost in 2014 were as follows (in thousands):

Net actuarial gain	$(61)
Prior service cost	–
Total	$(61)

The unfunded liability was $0.7 million as of September 30, 2013 and 2012.  The following table illustrates the changes in accumulated postretirement benefit obligation and the changes in fair value of assets of the postretirement benefit plan (in thousands):

	September 30,
	2013	2012
Changes in postretirement benefit obligation:
Balance at beginning of year	$689	$895
Service cost	66	23
Interest cost	23	17
Actuarial loss (gain)	20	(189)
Benefits paid	(59)	(57)
Balance at end of year	$739	$689
Change in plan assets:
Fair value of assets at beginning of year	$–	$–
Employer contributions	59	57
Benefits paid	(59)	(57)
Fair value of assets at end of year	$–	$–

	2013	2012
Weighted-average assumptions used to determine benefit obligations at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	4.26%	3.08%
Current year trend rate	8.10%	8.40%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate reached	2023	2023

If the medical care cost trend rate assumptions were increased or decreased by 1% as of September 30, 2013, the effect of this change on the accumulated postretirement benefit obligation and service and interest costs would be an increase of $138,709 and $24,151 or a decrease of $100,063 and $17,894, respectively.

The components of net periodic postretirement benefit costs for the last three years are as follows:

	Year Ended September 30,
	2013	2012	2011
Components of net periodic postretirement benefit cost:
Service cost	$66	$23	$40
Interest cost	23	17	39
Prior service cost	–	51	115
Net gain recognized	(59)	(107)	(37)
Net periodic postretirement benefit cost	$30	$(16)	$157

	2013	2012
Weighted-average assumptions used to determine benefit costs at September 30:
Discount rate pre-retirement	0.00%	0.00%
Discount rate post-retirement	3.08%	4.24%
Current year trend rate	8.40%	9.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate reached	2023	2015

Future expected benefit payments as of September 30, 2013, related to postretirement benefits for the subsequent five years were as follows (in thousands):

Year Ending September 30,	Expected Benefit Payments
2014	$40
2015	43
2016	43
2017	54
2018	63
2019 through 2023	353

J. Commitments and Contingencies

Long-Term Debt

See Note G herein for a discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023.

At September 30, 2013, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2014	$4,741
2015	3,661
2016	2,801
2017	1,956
2018	2,143
Thereafter	6,405
Total lease commitments	21,707

Lease expense for all operating leases was $6.0 million, $5.4 million and $3.7 million for Fiscal 2013, 2012 and 2011, respectively. The lease on our previous Canadian facility does not expire until July 2023, however, we have sublet that facility through July 2019. We recorded a $1.7 million loss in the fourth quarter of fiscal year 2013 for the net difference between our annual lease costs and the expected receipts from the anticipated sublease, as well as the write-off of leasehold improvements.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $20.1 million as of September 30, 2013. We also had performance and maintenance bonds totaling $283.4 million that were outstanding, with additional bonding capacity of $116.7 million available, at September 30, 2013.

We have an $8.1 million facility agreement (Facility Agreement) between S&I and a large international bank. This Facility Agreement provides S&I the ability to enter into various guarantees, such as forward exchange contracts, currency options and performance bonds. At September 30, 2013, we had outstanding guarantees totaling $4.7 million under this Facility Agreement.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2013, we were in compliance with all of the financial covenants of the Facility Agreement. The Facility Agreement expires in July 2014.

Litigation

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurance about the outcome of pending or threatened litigation and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013 and is recorded as gain on settlement in the accompanying Consolidated Statement of Operations.

K. Stock-Based Compensation

We have the following stock-based compensation plans:

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company (the Board) who, at the time of their service, are not employees of the Company or any of its affiliates. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually. In January 2013, 500 shares of restricted stock were issued to a newly appointed director at a price of $42.54 per share.  In February 2013, 16,000 shares of restricted stock were issued to such directors at a price of $58.54 per share. In Fiscal 2012, 16,000 shares of restricted stock were issued to such directors at a price of $37.50 per share. The maximum aggregate number of shares of stock that may be issued under the Restricted Stock Plan is 150,000 and consists of authorized but unissued or reacquired shares of stock, or any combination thereof. The restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date. Unless terminated by the Board, the Restricted Stock Plan will terminate at the close of business on December 16, 2014, and no further grants shall be made under the plan after such date. Awards granted before such date shall continue to be subject to the terms and conditions of the plan and the respective agreements pursuant to which they were granted. The total number of shares of common stock available for future awards under the plan was 16,379 shares as of September 30, 2013.

The 2000 Non-Employee Director Stock Option Plan, as amended, previously had been adopted for the benefit of members of the Board of Directors of the Company who, at the time of their service, were not employees of the Company or any of its affiliates. Following the adoption of the Restricted Stock Plan described above, the Compensation Committee ceased the use of this plan in making new grants to directors. The total number of shares of common stock available for future awards under the plan was 33,117 shares as of September 30, 2013.

The 2006 Equity Compensation Plan (the 2006 Plan) grants any employee of the Company and its subsidiaries the right to participate in the plan and receive awards. Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards. The maximum aggregate number of shares of stock that may be issued under the 2006 Plan is 750,000 shares. The total number of shares of common stock available under the plan was 435,711 shares as of September 30, 2013.

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

During the first quarter of Fiscal 2011, 26,000 shares of restricted stock were issued to certain officers and key employees of the Company with a fair value ranging from $30.79 to $32.12 per share under the 2006 Plan. These restricted stock grants vest equally over a three-year period on each anniversary of the grant date. Compensation expense is recognized over a three-year period based on the price per share on the grant date. In conjunction with the separation of our former President and Chief Executive Officer (CEO) in September 2011, the remaining unvested 7,601 shares previously issued to him became immediately vested and were expensed in selling, general and administrative expenses.  At September 30, 2013 and 2012, there were 68,100 shares and 89,641 shares of unvested restricted stock outstanding.

During the year ended September 30, 2013, we recorded compensation expense of $2.1 million related to restricted stock grants. We recorded compensation expense of $0.7 million and $0.8 million related to restricted stock grants for the years ended September 30, 2012 and 2011, respectively.

We issue restricted stock units (RSUs) to certain officers and key employees of the company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. At September 30, 2013, there were 81,555 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

Total RSU activity (number of shares) for the past three years is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at September 30, 2010	87,454	$38.96
Granted	39,048	30.94
Vested	(57,124)	36.94
Forfeited	–	–
Outstanding at September 30, 2011	69,378	$36.10
Granted	54,825	31.18
Vested	(24,478)	38.71
Forfeited	–	–
Outstanding at September 30, 2012	99,725	$32.69
Granted	58,775	39.05
Vested	(66,383)	34.00
Forfeited	(10,562)	33.46
Outstanding at September 30, 2013	81,555	$38.66

We present the amortization of non-vested restricted stock as an increase to additional paid-in capital.  As of September 30, 2013 and 2012, amounts not yet recognized related to non-vested stock totaled $2.1 million and $1.9 million, respectively. As of September 30, 2013, the total weighted average remaining contractual life of our restricted stock and RSU’s is 1.43 years and 1.59 years, respectively.  We recorded compensation expense of $2.4 million and $1.5 million related to RSUs for the years ended September 30, 2013 and 2012, respectively. For the year ended September 30, 2011, we recorded a reduction to compensation expense of $1.4 million related to RSUs, as the estimated earnings per share goals were not met for the three-year cumulative performance cycle for all RSU awards currently outstanding.

Stock Options

The 1992 Stock Option Plan, as amended (the 1992 Plan), permits us to grant to key employees non-qualified options and stock grants, subject to certain conditions and restrictions as determined by the Compensation Committee of the Board of Directors and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions. The maximum number of shares that may be issued under the 1992 Plan is 2.7 million shares. Stock options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant. Generally, options granted have an expiration date of seven years from the grant date and vest in increments of 20% per year over a five-year period. Pursuant to the 1992 Plan, option holders who exercise their options and hold the underlying shares of common stock for five years are entitled to an additional stock grant equal to 20% of the original option shares. While restricted until the expiration of five years, the stock grant is considered issued at the date of the stock option exercise and is included in earnings per share. During Fiscal 2013 and 2012, zero shares and 3,740 shares, respectively, of restricted stock were issued to option holders who met specified requirements under the 1992 Plan. There were no restricted stock grants under the 1992 Plan during Fiscal 2011. There have been no stock options granted since July 2005, and all outstanding options under the 1992 Plan were exercised or forfeited as of September 30, 2012. There were 466,392 shares available to be granted under this plan as of September 30, 2013.

L. Business Segments

We manage our business through two reportable operating segments: Electrical Power Products and Process Control Systems. Electrical Power Products includes equipment and systems for the distribution and control of electrical energy. Process Control Systems consists principally of instrumentation, computer controls, communications and data management systems to control and manage critical processes.

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

Detailed information regarding our business segments is shown below (in thousands):

	Year Ended September 30,
	2013	2012	2011
Revenues:
Electrical Power Products	$635,253	$686,581	$533,339
Process Control Systems	39,519	30,613	29,058
Total	$674,772	$717,194	$562,397
Gross profit:
Electrical Power Products	$137,756	$132,458	$91,730
Process Control Systems	9,080	7,480	8,200
Total	$146,836	$139,938	$99,930
Income before income taxes:
Electrical Power Products	$49,421	$48,055	$3,888
Process Control Systems	1,311	179	109
Total	$50,732	$48,234	$3,997
Depreciation and amortization:
Electrical Power Products	$10,103	$13,010	$15,188
Process Control Systems	87	55	162
Total	$10,190	$13,065	$15,350

In the fourth quarter of our Fiscal 2013, we recovered approximately $5.1 million related to one large project at Powell Canada, of which approximately $3.8 million was recorded as revenue and the remaining $1.3 million was related to amounts recorded to other assets.  This recovery related to cost overruns on a large project with execution challenges in the first half of fiscal year 2012 which negatively impacted revenue and gross profit in Fiscal 2012 in our Electrical Power Products segment.  Also, in our Electrical Power Products segment, in the second quarter of Fiscal 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in the third quarter of Fiscal 2013.

Income before income taxes for Fiscal 2011 includes a $1.2 million gain recorded in the second quarter resulting from cash received from the sale of our 50% equity investment in Kazakhstan. This gain was recorded in our Electrical Power Products business segment. Income before income taxes for Fiscal 2011 includes an impairment charge of $7.2 million, which was recorded in the fourth quarter, to reflect the impairment for the value of the intangible assets that were recorded in relation to the acquisition of Powell Canada. The loss was recorded in our Electrical Power Products business segment.

	September 30,
	2013	2012
Segment assets:
Electrical Power Products	$334,169	$319,215
Process Control Systems	17,083	14,540
Corporate	179,651	114,557
Total	$530,903	$448,312

Geographic Information

Revenues are as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Europe (including former Soviet Union)	$753	$24,857	$7,107
Far East	36,965	14,865	17,172
Middle East and Africa	86,470	79,781	46,304
North, Central and South America (excluding U.S.)	145,470	184,935	112,949
United States	405,114	412,756	378,865
Total revenues	$674,772	$717,194	$562,397

The United States accounted for 60%, 58% and 67% of consolidated revenues in Fiscal 2013, 2012 and 2011, respectively. During Fiscal 2013, 2012 and 2011, revenues from customers located in Canada accounted for 17%, 13% and 16% of revenues with customers, respectively.

During Fiscal 2012, one petrochemical project shipped to Colombia accounted for 11% of revenues with customers.

	September 30,
	2013	2012
Long-lived assets:
United States	$96,918	$60,012
United Kingdom	5,894	6,238
Canada	41,777	12,402
Total	$144,589	$78,652

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M. Restructuring and Relocation Costs

During Fiscal 2013 we recorded restructuring and relocation charges totaling $3.9 million.  These charges were related to our Electrical Power Products business segment.

We recorded approximately $2.8 million in Fiscal 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and our new facility in Acheson, Alberta, Canada. These costs were primarily related to the relocation of our operations, the loss on the sublease, and the abandonment of leasehold improvements on the previously occupied facilities in the second half of Fiscal 2013. The construction of our two new facilities was substantially completed in September 2013 and we have relocated the majority of our operations and personnel from their previously leased facilities.

In the third quarter of Fiscal 2013, we recorded $1.1 million related to severance at our United Kingdom operations.  These operations were negatively impacted by market conditions and competitive pressures in the international markets in which they operate; therefore, we exited certain non-core operations and eliminated certain positions to better align our workforce with current market conditions.

N. Quarterly Results of Operations (Unaudited)

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2013 and 2012 (in thousands, except per share data):

	2013 Quarters
	First	Second	Third	Fourth	2013
Revenues	$153,941	$153,915	$179,519	$187,397	$674,772
Gross profit	33,784	31,715	38,485	42,852	146,836
Net income	7,385	6,818	9,305	18,568	42,076
Earnings per share: (1)
Basic	$0.62	$0.57	$0.78	$1.55	$3.52
Diluted	0.62	0.57	0.77	1.54	3.51

(1)

The increase in earnings per share for the fourth quarter of Fiscal 2013 was primarily driven by the release of our Canadian valuation allowance.  For an explanation of the effective tax rate in Fiscal 2013, see Note H.

	2012 Quarters
	First	Second	Third	Fourth	2012
Revenues	$157,456	$181,486	$194,093	$184,159	$717,194
Gross profit	20,378	34,237	43,843	41,480	139,938
Net income (loss)	(1,745)	7,411	12,138	11,853	29,657
Earnings per share
Basic	$(0.15)	$0.63	$1.03	$0.99	$2.50
Diluted	(0.15)	0.63	1.02	0.99	2.49

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

O. Subsequent Events

On November 4, 2013, our Board elected to begin quarterly payments of dividends.  The first payout will be December 18, 2013 in the amount of $0.25 per share to shareholders of record on November 20, 2013, which will result in an aggregate payment of approximately $3.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2013, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2013, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2013, which appears in their report to the financial statements included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting that occurred during the last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2013.

We have adopted a Code of Business Conduct and Ethics that applies to all employees, including our executive officers and directors. A copy of our Code of Business Conduct and Ethics may be obtained at the Investor Relations section of our website, www.powellind.com, or by written request addressed to the Secretary, Powell Industries, Inc., 8550 Mosley Road, Houston, Texas 77075. We will satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our code of ethics that apply to the chief executive officer, chief financial officer or controller by posting such information on our website.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2013.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2013.

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

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—

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

Number		Description of Exhibits

10.13	—

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

Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference).

10.28	—

Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald. (filed as Exhibit 10.28 to our Form 10-K for the fiscal year ended September 30, 2011 and incorporated herein by reference).

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

10.33	—	Employment Agreement dated as of August 20, 2012, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 8-K dated August 9, 2012, and incorporated herein by reference).

10.34	—

Eleventh Amendment to Credit Agreement, dated as of June 27, 2013, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto. (filed as Exhibit 10.1 to our Form 10-Q filed August 7, 2013, and incorporated herein by reference).

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
Michael A. Lucas
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/ Thomas W. Powell	Chairman of the Board
Thomas W. Powell

/s/ Michael A. Lucas	Director President and Chief Executive Officer (Principal Executive Officer)
Michael A. Lucas

/s/ Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)
Don R. Madison

/s/ Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Joseph L. Becherer	Director
Joseph L. Becherer

/s/ Eugene L. Butler	Director
Eugene L. Butler

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ Scott E. Rozzell	Director
Scott E. Rozzell

/s/ Robert C. Tranchon	Director
Robert C. Tranchon
/s/ John D. White	Director
John D. White

Date: December 4, 2013

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Powell Industries, Inc., Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-K for the fiscal year ended October 31, 2003, and incorporated herein by reference).

10.2	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.3	—	1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.1 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.4	—	Amendment to 1992 Powell Industries, Inc. Stock Option Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarter ended April 30, 1996, and incorporated herein by reference).

10.5	—

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

Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference).

10.28	—

Severance Agreement and Release dated as of October 7, 2011 between the Company and Patrick L. McDonald. (filed as Exhibit 10.28 to our Form 10-K for the fiscal year ended September 30, 2011 and incorporated herein by reference).

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

Number		Description of Exhibits

10.32	—

Amended and Restated Credit Agreement dated as of April 26, 2012, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.33	—	Employment Agreement dated as of August 20, 2012, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 8-K dated August 9, 2012, and incorporated herein by reference).

10.34	—

Eleventh Amendment to Credit Agreement, dated as of June 27, 2013, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto. (filed as Exhibit 10.1 to our Form 10-Q filed August 7, 2013, and incorporated herein by reference).

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