Form 10-Q
period 2013-12-31
POWELL INDUSTRIES INC
filed 2014-02-05
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

At January 31, 2014, there were 11,998,693 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$103,724	$107,411
Accounts receivable, less allowance for doubtful accounts of $673 and $572, respectively	100,066	112,074
Costs and estimated earnings in excess of billings on uncompleted contracts	78,106	79,420
Inventories, net	28,557	28,963
Income taxes receivable	2,749	3,022
Deferred income taxes	5,407	4,490
Prepaid expenses and other current assets	5,057	6,551
Current assets held for sale	20,903	15,409
Total Current Assets	344,569	357,340
Property, plant and equipment, net	146,272	144,495
Goodwill	1,003	1,003
Intangible assets, net	2,289	11,612
Deferred income taxes	10,465	9,016
Other assets	14,849	7,293
Long-term assets held for sale	155	144
Total Assets	$519,602	$530,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$416
Income taxes payable	10,195	4,647
Accounts payable	50,539	55,528
Accrued salaries, bonuses and commissions	16,451	25,799
Billings in excess of costs and estimated earnings on uncompleted contracts	34,130	48,334
Accrued product warranty	5,010	5,282
Other accrued expenses	8,419	10,209
Deferred credit-short term	2,029	−
Current liabilities held for sale	19,006	17,848
Total Current Liabilities	146,179	168,063
Long-term debt and capital lease obligations, net of current maturities	2,800	3,200
Deferred compensation	4,031	3,480
Postretirement benefit obligation	757	730
Deferred credit-long term	6,088	−
Long-term liabilities held for sale	191	204
Total Liabilities	$160,046	$175,677

Commitments and Contingencies (Note F)

Stockholders’ Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	−	−
Common stock, par value $.01; 30,000,000 shares authorized; 11,994,712 and 11,970,967 shares issued and outstanding, respectively	120	119
Additional paid-in capital	43,854	43,193
Retained earnings	319,249	313,987
Accumulated other comprehensive loss	(3,667)	(2,073)
Total Stockholders’ Equity	359,556	355,226
Total Liabilities and Stockholders’ Equity	$519,602	$530,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012

Revenues	$171,872	$146,858
Cost of goods sold	136,714	114,456
Gross profit	35,158	32,402

Selling, general and administrative expenses	21,632	19,686
Research and development expenses	1,839	1,714
Amortization of intangible assets	416	415
Operating income	11,271	10,587

Interest expense	69	61
Interest income	(3)	(19)
Income before income taxes	11,205	10,545

Income tax provision	3,937	3,425

Income from continuing operations	7,268	7,120

Income from discontinued operations, net of tax of $502 and $144	987	265

Net income	$8,255	$7,385

Earnings per share:
Continuing operations	$0.61	$0.60
Discontinued operations	0.08	0.02
Basic earnings per share	$0.69	$0.62

Continuing operations	$0.60	$0.60
Discontinued operations	0.08	0.02
Diluted earnings per share	$0.68	$0.62

Weighted average shares:
Basic	11,994	11,922
Diluted	12,054	12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2013	2012

Net income	$8,255	$7,385
Foreign currency translation adjustment	(1,594)	(296)
Comprehensive income	$6,661	$7,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	$(2,073)	$355,226
Net income	−	−	−	8,255	−	8,255
Foreign currency translation adjustments	−	−	−	−	(1,594)	(1,594)
Stock-based compensation	24	1	948	−	−	949
Tax related to share-based compensation	−	−	(524)	−	−	(524)
Amortization of restricted stock	−	−	237	−	−	237
Dividends paid - $0.25 per share	−	−	−	(2,993)	−	(2,993)
Balance, December 31, 2013	11,995	$120	$43,854	$319,249	$(3,667)	$359,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	December 31,
	2013	2012

Operating Activities:
Net income	$8,255	$7,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,562	2,657
Amortization	416	415
Stock-based compensation	1,185	942
Bad debt expense (recovery)	15	(293)
Deferred income tax benefit	(2,362)	(180)
Changes in operating assets and liabilities:
Accounts receivable, net	7,577	7,569
Costs and billings in excess of estimates on uncompleted contracts	(13,399)	24,099
Inventories	405	1,611
Prepaid expenses and other current assets	1,631	798
Accounts payable and income taxes payable	1,053	(11,459)
Accrued liabilities	(12,145)	(12,338)
Other, net	10,156	(2)
Net cash provided by operating activities	5,349	21,204
Investing Activities:
Proceeds from sale of property, plant and equipment	-	24
Purchases of property, plant and equipment	(5,764)	(13,375)
Net cash used in investing activities	(5,764)	(13,351)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Taxes on stock-based compensation	(524)	−
Dividends paid	(2,993)	−
Payments on short-term and other financing	(16)	(275)
Net cash used in financing activities	(3,933)	(675)
Net increase (decrease) in cash and cash equivalents	(4,348)	7,178
Effect of exchange rate changes on cash and cash equivalents	661	149
Cash and cash equivalents, beginning of period	107,411	90,040
Cash and cash equivalents, end of period	$103,724	$97,367

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

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy. Headquartered in Houston, Texas, we serve the transportation, energy, industrial and utility industries.

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of Powell and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  We believe that these financial statements contain all adjustments necessary so that they are not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2013, which was filed with the SEC on December 4, 2013.

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

In March 2013, the FASB issued accounting guidance to resolve the diversity in practice for accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of real estate or conveyance of oil and gas mineral rights) within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, which would be our fiscal year ending September 30, 2015. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position or results of operations.

Subsequent events

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn, Inc. (Transdyn) to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  See Note I for additional information about this transaction.

On February 3, 2014, our Board declared a quarterly cash dividend of $0.25 per share payable to shareholders of record on February 19, 2014.  This dividend will be approximately $3.0 million and paid on March 19, 2014.

Business Segments

Due to the sale of Transdyn discussed above, we have reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying statements of operations.

While this sale did not result in a material disposition of assets or material reduction to income before income taxes relative to Powell’s consolidated financial statements, the revenues, gross profit, income before taxes and assets of Transdyn comprised a significant majority of those respective amounts previously reported in our Process Control Systems business segment. As we previously only reported two business segments, Electrical Power Products and Process Control Systems, we have removed the presentation of segments in our Notes to Condensed Consolidated Financial Statements.

B. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2013	2012
Numerator:
Net income	$8,255	$7,385
Denominator:
Weighted average basic shares	11,994	11,922
Dilutive effect of stock options and restricted stock units	60	78
Weighted average diluted shares with assumed conversions	12,054	12,000
Net earnings per share:
Continuing operations	$0.61	$0.60
Discontinued operations	0.08	0.02
Basic earnings per share	$0.69	$0.62

Continuing operations	$0.60	$0.60
Discontinued operations	0.08	0.02
Diluted earnings per share	$0.68	$0.62

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended December 31,

	2013	2012
Balance at beginning of period	$572	$1,297
Increase (decrease) to bad debt expense	15	(293)
Uncollectible accounts written off, net of recoveries	88	(77)
Change in foreign currency translation	(2)	1
Balance at end of period	$673	$928

Inventories:

The components of inventories are summarized below (in thousands):

	December 31, 2013	September 30, 2013

Raw materials, parts and subassemblies	$29,327	$30,077
Work-in-progress	3,967	3,818
Provision for excess and obsolete inventory	(4,737)	(4,932)
Total inventories	$28,557	$28,963

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31, 2013	September 30, 2013

Costs incurred on uncompleted contracts	$654,050	$618,570
Estimated earnings	164,678	159,962
	818,728	778,532
Less: Billings to date	(774,752)	(747,446)
Net underbilled position	$43,976	$31,086
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$78,106	$79,420
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(34,130)	(48,334)
Net underbilled position	$43,976	$31,086

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended December 31,

	2013	2012
Balance at beginning of period	$5,282	$5,548
Increase to warranty expense	464	685
Deduction for warranty charges	(731)	(622)
Decrease due to foreign currency translations	(5)	(1)
Balance at end of period	$5,010	$5,610

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at December 31, 2013 and September 30, 2013 consisted of the following (in thousands):

		December 31, 2013			September 30, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(9,608)	$2,141	$11,749	$(9,489)	$2,260
Trade name	1,136	(988)	148	1,136	(967)	169
Supply agreement	−	−	−	17,580	(8,397)	9,183
Total	$12,885	$(10,596)	$2,289	$30,465	$(18,853)	$11,612

Amortization of intangible assets recorded for the three months ended December 31, 2013 and 2012 was $0.4 million and $0.4 million, respectively.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products)  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years.   We have written off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We will be amortizing this deferred credit over the four year life of the agreement.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2013	September 30, 2013

Industrial development revenue bonds	$3,200	$3,600
Capital lease obligations	−	16
Subtotal long-term debt and capital lease obligations	3,200	3,616
Less current portion	(400)	(416)
Total long-term debt and capital lease obligations	$2,800	$3,200

US Revolver

In December 2013, we amended and restated our existing credit agreement (Amended Credit Agreement) with a major domestic bank. We entered into this Amended Credit Agreement to, among other things, allow for the payment of dividends and to extend the termination date of the facility. The Amended Credit Agreement provides for a $72.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $19.1 million for our outstanding letters of credit at December 31, 2013.

There were no borrowings outstanding under the U.S. Revolver as of December 31, 2013. Amounts available under the U.S. Revolver were $52.9 million at December 31, 2013. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $9.4 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at December 31, 2013.

There were no borrowings outstanding under the Canadian Revolver as of December 31, 2013.  Amounts available under the Canadian Revolver were $9.3 million at December 31, 2013. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of December 31, 2013, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2013. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2013, the balance in the restricted sinking fund was approximately $0.1 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.18% per year on December 31, 2013.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $19.2 million as of December 31, 2013. We also had performance and maintenance bonds totaling $333.3 million that were outstanding, with additional bonding capacity of $66.7 million available, at December 31, 2013.

We have an $8.2 million facility agreement (Facility Agreement) between S&I and a large international bank. This Facility Agreement provides S&I the ability to enter into various guarantees, such as forward exchange contracts, currency options and performance bonds. At December 31, 2013, we had outstanding guarantees totaling $4.6 million under this Facility Agreement.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of December 31, 2013, we were in compliance with all of the financial covenants of the Facility Agreement.  The Facility Agreement expires in July 2014.

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

G.	STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. At December 31, 2013, there were 137,255 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock.  Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2013	81,555	$38.66
Granted	55,700	60.32
Vested	−	−
Forfeited	−	−
Outstanding at December 31, 2013	137,255	$47.45

During the three months ended December 31, 2013 and 2012, we recorded compensation expense of $0.9 million and $0.6 million, respectively, related to the RSUs.

Restricted Stock

We have a Restricted Stock Plan for the benefit of members of the Board of Directors of the Company who, at the time of their service are not employees of the Company or any of its affiliates.

The 2006 Equity Compensation Plan grants any employee of the Company and its subsidiaries the right to participate in the plan and receive awards.  Awards can take the form of options, stock appreciation rights, stock awards and performance unit awards.

During the first quarter of fiscal year 2014 and fiscal year 2013, there was no restricted stock granted under the 2006 Plan.

During the three months ended December 31, 2013 and December 31, 2012, we recorded compensation expense of $0.2 million and $0.5 million, respectively, related to restricted stock grants.

H. FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets
Cash equivalents	$10,231	$—	$—	$10,231
Total	$10,231	$—	$—	$10,231

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
Assets
Cash equivalents	$10,531	$—	$—	$10,531
Total	$10,531	$—	$—	$10,531

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at December 31, 2013, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended December 31, 2013.

I.	DISCONTINUED OPERATIONS

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments.  We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations.  Transdyn’s results were previously reflected in the Process Control Systems business segment.

We have reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended
	December 31,
	2013	2012

Revenues	$12,365	$7,083
Income from discontinued operations before income taxes	$1,489	$409
Taxes	502	144
Net income from discontinued operations, net of tax	$987	$265
Earnings per share information:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

The following table presents the assets and liabilities of Transdyn as of December 31, 2013 and September 30, 2013 (in thousands):

	December 31,	September 30,
	2013	2013
Current assets:
Cash and cash equivalents	$157	$337
Accounts receivable	10,959	7,346
Contracts in progress	9,132	7,201
Inventories, net	18	20
Prepaid expenses and other current assets	637	505
Current assets held for sale	$20,903	$15,409
Long-term assets:
Property, plant and equipment, net	$102	$93
Other assets	53	51
Long-term assets held for sale	$155	$144

Current liabilities:
Accounts payable	$4,023	$2,973
Accrued salaries, bonuses and commissions	630	1,675
Billings in excess of cost	13,713	11,867
Other accrued expenses and liabilities	640	1,333
Current liabilities held for sale	$19,006	$17,848

Long-term liabilities held for sale:
Other liabilities	$191	$204

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.
•	A portion of our contracts contain terms with penalty provisions.
•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.
•	Our industry is highly competitive.
•	Our operations could be adversely impacted by the effects of government regulations.
•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
•	Acquisitions involve a number of risks.
•	Our operating results may vary significantly from quarter to quarter.
•	The departure of key personnel could disrupt our business.
•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•	Unforeseen difficulties with our enterprise resource planning, engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.
•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
•	Technological innovations by competitors may make existing products and production methods obsolete.
•	Catastrophic events could disrupt our business.
•	Unforeseen difficulties with the ramp-up of our two new facilities could adversely affect our operations.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2013. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2013 which was filed with the Securities and Exchange Commission (SEC) on December 4, 2013 and is available on the SEC’s website at www.sec.gov.

Overview

We develop, design, manufacture and service custom engineered-to-order equipment and systems for the management and control of electrical energy. Headquartered in Houston, Texas, we serve the energy, industrial, utility and traction power industries. Revenues and costs are primarily related to custom engineered-to-order equipment and systems which precludes us from providing detailed price and volume information.

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

Our order backlog has strengthened and we entered fiscal year 2014 with a backlog of unfilled orders of $437.9 million at September 30, 2013, an increase of $72.0 million compared to our backlog of orders at September 30, 2012.  Our backlog includes various projects, some of which are for complex petrochemical and oil and gas construction projects which take a number of months to produce.

The continued strength in the Canadian oil sands region continues to be a major contributor to our increase in our backlog and the expansion of our Canadian operations.  We have completed the construction of our new facility and relocation from our previous facility which was leased.  The ramp up and staffing of our Canadian operations is continuing and poses risks and challenges in the near term as we position our operations to respond to the strength in the Canadian markets.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations. We have reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Revenue and Gross Profit

Revenues increased 17.0%, or $25.0 million, to $171.9 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, primarily due to the expansion and ramp-up of our Canadian operations and the timing of projects in process.  Domestic revenues increased by 2.3%, or $2.0 million, to $89.0 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013, and international revenues increased significantly by 38.4%, or $23.0 million, to $82.8 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013.  The increase in international revenues was primarily driven by the expansions of our Canadian operations and the timing of oil and gas construction projects.  Revenues from commercial and industrial customers increased $18.0 million to $124.5 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013. Revenues from public and private utilities increased $3.2 million to $34.7 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013. Revenues from municipal and transit projects increased $3.8 million to $12.7 million in the first quarter of fiscal year 2014, compared to the first quarter of fiscal year 2013.

Gross profit for the first quarter of fiscal year 2014 increased 8.5%, or $2.8 million, to $35.2 million, compared to the first quarter of fiscal year 2013.  Gross profit as a percentage of revenues decreased to 20.5% in the first quarter of fiscal year 2014, compared to  22.1% in the first quarter of fiscal year 2013 primarily due to costs and inefficiencies associated with the expansion and ramp-up of our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, decreased slightly to 12.6% during the first quarter of fiscal year 2014, compared to 13.4% during the first quarter of fiscal year 2013 due to the increase in revenues.  Selling, general and administrative expenses increased $1.9 million to $21.6 million during the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013 due to increased personnel costs and administrative expenses associated with increased volume.  This increase in selling, general and administrative expenses was offset by a decrease in depreciation expense as our enterprise resource planning, engineering and manufacturing process systems (Business Systems) became fully depreciated in December 2012.  Additionally, selling, general and administrative expense for the first quarter of fiscal year 2014 was favorably impacted by the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems.  However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized once the Business Systems are implemented later this fiscal year.

Income Tax Provision

Our provision for income taxes was $3.9 million in the first quarter of fiscal year 2014, compared to $3.4 million in the first quarter of fiscal year 2013.  The effective tax rate for the first quarter of fiscal year 2014 was 35.1% which approximates the U.S. federal statutory rate due to a disproportionate amount of income attributable to the U.S.  The effective tax rate for the first quarter of fiscal year 2013 was 32.5% and was favorably impacted by the utilization of loss carryforwards on Canadian income and the domestic production activities deduction in the United States.

Income from continuing operations

In the first quarter of fiscal year 2014, we recorded income from continuing operations of $7.3 million, or $0.60 per diluted share, compared to $7.1 million, or $0.60 per diluted share, in the first quarter of fiscal year 2013.  We continue to have strong performance from oil and gas related projects which offset the inefficiencies associated with the expansion and ramp-up of our Canadian operations.

Income from discontinued operations

In January 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  We have reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying statements of operations.  In the first quarter of fiscal year 2014, we recorded $0.9 million in discontinued operations compared to the $0.3 million recorded in the first quarter of fiscal year 2013. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at December 31, 2013 was $455.1 million, compared to $437.9 million at September 30, 2013.  New orders placed during the first quarter of fiscal year 2014 totaled $192.2 million compared to $250.9 million in the first quarter of fiscal year 2013.  Backlog has increased primarily due to continued strength in oil and gas production projects, refining projects and traction power markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $103.7 million at December 31, 2013, compared to $107.4 million at September 30, 2013.  As of December 31, 2013, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 0.88%.

We have a $72.0 million revolving credit facility in the U.S. which expires in December 2018. As of December 31, 2013, there were no amounts borrowed under this line of credit. We also have a $9.4 million revolving credit facility in Canada. At December 31, 2013, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $3.2 million at December 31, 2013, compared to $3.6 million at September 30, 2013. Total letters of credit outstanding were $19.2 million at December 31, 2013 compared to $20.1 million at September 30, 2013, which reduced our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at December 31, 2013 under the U.S. and Canadian revolving credit facilities were $52.9 million and $9.3 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $5.1 million of our cash at December 31, 2013, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities was $5.3 million during the first quarter of fiscal year 2014, compared to cash provided by operating activities of $21.2 million during the first quarter of fiscal year 2013. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  Cash flow from operations decreased during the first quarter of fiscal year 2014, compared to the same period in the prior year, primarily due to the billing and collection of contracts receivable based on the progress billing milestones offset by the $10.0 million received from the amendment of the supply agreement previously discussed in Note D to the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Purchases of property, plant and equipment during the first quarter of fiscal year 2014 totaled $5.8 million compared to $13.4 million during the first quarter of fiscal year 2013.  This decrease results from the completion of the construction of our new facilities in fiscal year 2013.

Financing Activities

Net cash used in financing activities was $3.9 million during the first quarter of fiscal year 2014 and $0.7 million during the first quarter of fiscal year 2013.  This increase in the use of cash in the first quarter of fiscal 2014 was primarily driven by the payment of a $3.0 million cash dividend in December 2013.

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013.

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements; and projects may take a number of months to produce; schedules also may change during the course of any particular project.

Growth in demand for energy is expected to continue over the long term. This, when coupled with the need for replacement of existing infrastructure that is at the end of its life cycle, demonstrates a continued need for products and services produced by us. Our orders over the past year have been solid, driven primarily by continued strength in oil and gas production projects, demand associated with the Canadian oil sands and refining projects. We continue to experience timing challenges in the near-term related to the awarding of large projects due to various global market conditions and industry constraints. However, the outlook for continued opportunities for our products and services remains positive; even though the timing and pricing of many of these projects are difficult to predict.

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

The continued strength in the Canadian oil sands region continues to be a major contributor to the increase in our backlog and the expansion of our Canadian operations.  We have completed the construction of our new facility and relocation from our previous facility which was leased.  The ramp-up and staffing of our Canadian operations continues and poses risks and challenges in the near term as we position our operations to respond to the strength in the Canadian markets.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. All revenues and expenses are translated at average rates during the respective period.  The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2013.

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

Market Risk

We are also exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas producers, oil and gas pipelines, refineries, petrochemical plants, electrical power generators, public and private utilities, co-generation facilities, mining/metals operations, pulp and paper plants, transit authorities, governmental agencies and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Employment Agreement dated as of December 1, 2013, between the Company and Neil Dial (filed as Exhibit 10.1 to our Form 8-K filed December 5, 2013, and incorporated herein by reference).

*10.2(†)	—	Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company.

*10.3	—	Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A.

10.4	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 16, 2014, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 5, 2014	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Employment Agreement dated as of December 1, 2013, between the Company and Neil Dial (filed as Exhibit 10.1 to our Form 8-K filed December 5, 2013, and incorporated herein by reference).

*10.2(†)	—	Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company.

*10.3	—	Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A.

10.4	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 16, 2014, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission