Form 10-Q
period 2014-03-31
POWELL INDUSTRIES INC
filed 2014-05-07
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 30, 2014, there were 12,014,693 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$101,393	$107,411
Accounts receivable, less allowance for doubtful accounts of $501 and $572, respectively	114,895	112,074
Costs and estimated earnings in excess of billings on uncompleted contracts	79,517	79,420
Inventories	29,430	28,963
Income taxes receivable	2,635	3,022
Deferred income taxes	5,925	4,490
Prepaid expenses and other current assets	8,146	6,551
Current assets held for sale	—	15,409
Total Current Assets	341,941	357,340
Property, plant and equipment, net	145,055	144,495
Goodwill	1,003	1,003
Intangible assets, net	2,147	11,612
Deferred income taxes	10,646	9,016
Other assets	9,605	7,293
Long-term receivable (Note D)	4,667	—
Long-term assets held for sale	—	144
Total Assets	$515,064	$530,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$416
Income taxes payable	5,267	4,647
Accounts payable	49,855	55,528
Accrued salaries, bonuses and commissions	20,063	25,799
Billings in excess of costs and estimated earnings on uncompleted contracts	42,019	48,334
Accrued product warranty	4,833	5,282
Other accrued expenses	5,775	10,209
Deferred credit-short term (Note D)	2,029	—
Current liabilities held for sale	—	17,848
Total Current Liabilities	130,241	168,063
Long-term debt and capital lease obligations, net of current maturities	2,800	3,200
Deferred compensation	4,118	3,480
Postretirement benefit obligation and other long-term liabilities	777	730
Deferred credit-long term (Note D)	5,581	—
Long-term liabilities held for sale	—	204
Total Liabilities	$143,517	$175,677
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,014,693 and 11,970,967 shares issued and outstanding, respectively	120	119
Additional paid-in capital	44,694	43,193
Retained earnings	331,842	313,987
Accumulated other comprehensive loss	(5,109)	(2,073)
Total Stockholders' Equity	371,547	355,226
Total Liabilities and Stockholders' Equity	$515,064	$530,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues	$162,295	$146,041	$334,167	$292,899
Cost of goods sold	127,367	116,498	264,081	230,954
Gross profit	34,928	29,543	70,086	61,945

Selling, general and administrative expenses	22,088	20,989	43,722	40,675
Research and development expenses	2,157	1,850	3,996	3,564
Amortization of intangible assets	121	413	536	828
Operating income	10,562	6,291	21,832	16,878

Other income	(507)	(1,709)	(507)	(1,709)
Interest expense	41	43	110	104
Interest income	(3)	(2)	(6)	(21)
Income from continuing operations before income taxes	11,031	7,959	22,235	18,504

Income tax provision	4,055	1,757	7,992	5,182

Income from continuing operations	6,976	6,202	14,243	13,322

Income from discontinued operations, net of tax (Note I)	8,617	616	9,604	881

Net income	$15,593	$6,818	23,847	$14,203

Earnings per share:
Continuing operations	$0.58	$0.52	$1.19	$1.12
Discontinued operations	0.72	0.05	0.80	0.07
Basic earnings per share	$1.30	$0.57	$1.99	$1.19

Continuing operations	$0.58	$0.52	$1.18	$1.11
Discontinued operations	0.71	0.05	0.80	0.07
Diluted earnings per share	$1.29	$0.57	$1.98	$1.18

Weighted average shares:
Basic	12,004	11,953	11,999	11,946
Diluted	12,064	12,029	12,057	12,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income	$15,593	$6,818	$23,847	$14,203
Foreign currency translation adjustment	(1,442)	(1,575)	(3,036)	(1,871)
Comprehensive income	$14,151	$5,243	$20,811	$12,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	$(2,073)	$355,226
Net income	—	—	—	23,847	—	23,847
Foreign currency translation adjustments	—	—	—	—	(3,036)	(3,036)
Stock-based compensation, net of tax of $499	28	—	1,501	—	—	1,501
Issuance of restricted stock	16	1	—	—	—	1
Dividends paid - $0.25 per share	—	—	—	(5,992)	—	(5,992)
Balance, March 31, 2014	12,015	$120	$44,694	$331,842	$(5,109)	$371,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	March 31,
	2014	2013

Operating Activities:
Net income	$23,847	$14,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,059	4,592
Amortization	536	835
Gain on sale of discontinued operations, net of tax	(8,563)	—
Stock-based compensation	2,001	2,223
Bad debt recovery	(60)	(380)
Deferred income taxes (benefit)	(2,823)	39
Gain on amended supply agreement	(507)	—
Cash received from amended supply agreement	10,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,472)	11,303
Costs and billings in excess of estimates on uncompleted contracts	(4,840)	35,515
Inventories	(495)	498
Prepaid expenses and other current assets	959	(1,778)
Accounts payable and income taxes payable	(10,407)	302
Accrued liabilities	(11,307)	(10,172)
Other, net	294	(4)
Net cash provided by (used in) operating activities	(6,778)	57,176
Investing Activities:
Proceeds from sale of property, plant and equipment	60	639
Proceeds from sale of Transdyn	14,819	—
Purchases of property, plant and equipment	(8,464)	(33,270)
Net cash provided by (used in) investing activities	6,415	(32,631)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Taxes on stock-based compensation	(499)	—
Dividends paid	(5,992)	—
Payments on short-term and other financing	(16)	(298)
Net cash used in financing activities	(6,907)	(698)
Net increase (decrease) in cash and cash equivalents	(7,270)	23,847
Effect of exchange rate changes on cash and cash equivalents	1,252	175
Cash and cash equivalents, beginning of period	107,411	90,040
Cash and cash equivalents, end of period	$101,393	$114,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly-owned, include: Powell Electrical Systems, Inc.; Powell Industries International, B.V.; Powell (UK) Limited (formerly Switchgear & Instrumentation Limited) and Powell Canada Inc.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  We believe that these financial statements contain all adjustments necessary so that they are not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

As discussed in Note I, on January 15, 2014, we sold our wholly-owned subsidiary Transdyn Inc. (Transdyn).  We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheet as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations. While this sale did not result in a material disposition of assets or material reduction to income before income taxes relative to Powell’s consolidated financial statements, the revenues, gross profit, income before income taxes and assets of Transdyn comprised a significant majority of those respective amounts previously reported in our Process Control Systems business segment. As we previously only reported two business segments, Electrical Power Products and Process Control Systems, we have removed the presentation of segments in our Notes to Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2013, which was filed with the Securities and Exchange Commission (SEC) on December 4, 2013.

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

In April 2014, the FASB issued an amendment to the financial reporting of discontinued operations.  The amendments in this update change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.  Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this update are effective in the first quarter of 2015, which would be our fiscal year end September 30, 2016. Early adoption is permitted for disposals that have not been previously reported as discontinued operations.

B. EARNINGS PER SHARE

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restrictive stock units, as prescribed by the FASB guidance on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	6,976	6,202	14,243	13,322
Income from discontinued operations	8,617	616	9,604	881
Net income	$15,593	$6,818	$23,847	$14,203
Denominator:
Weighted average basic shares	12,004	11,953	11,999	11,946
Dilutive effect of restricted stock units	60	76	58	75
Weighted average diluted shares with assumed conversions	12,064	12,029	12,057	12,021
Net earnings per share:
Continuing operations	$0.58	$0.52	$1.19	$1.12
Discontinued operations	0.72	0.05	0.80	0.07
Basic earnings per share	$1.30	$0.57	$1.99	$1.19

Continuing operations	$0.58	$0.52	$1.18	$1.11
Discontinued operations	0.71	0.05	0.80	0.07
Diluted earnings per share	$1.29	$0.57	$1.98	$1.18

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance at beginning of period	$673	$928	$572	$1,297
Bad debt recovery	(170)	(59)	(60)	(380)
Uncollectible accounts written off, net of recoveries	—	(28)	(9)	(85)
Change in foreign currency translation	(2)	(23)	(2)	(14)
Balance at end of period	$501	$818	$501	$818

Inventories:

The components of inventories are summarized below (in thousands):

	March 31,	September 30,
	2014	2013
Raw materials, parts and subassemblies	$29,758	$30,077
Work-in-progress	3,771	3,818
Provision for excess and obsolete inventory	(4,099)	(4,932)
Total inventories	$29,430	$28,963

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2014	2013
Costs incurred on uncompleted contracts	$685,257	$618,570
Estimated earnings	172,948	159,962
	858,205	778,532
Less: Billings to date	(820,707)	(747,446)
Net underbilled position	$37,498	$31,086

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$79,517	$79,420
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(42,019)	(48,334)
Net underbilled position	$37,498	$31,086

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance at beginning of period	$5,010	$5,610	$5,282	$5,548
Increase to warranty expense	1,042	810	1,505	1,495
Deduction for warranty charges	(1,196)	(1,230)	(1,926)	(1,851)
Increase (decrease) due to foreign currency translations	(23)	(81)	(28)	(83)
Balance at end of period	$4,833	$5,109	$4,833	$5,109

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at March 31, 2014 and September 30, 2013 consisted of the following (in thousands):

	March 31, 2014			September 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(9,727)	$2,022	$11,749	$(9,489)	$2,260
Trade name	1,136	(1,011)	125	1,136	(967)	169
Supply agreement	—	—	—	17,580	(8,397)	9,183
Total	$12,885	$(10,738)	$2,147	$30,465	$(18,853)	$11,612

Amortization of intangible assets recorded for the six months ended March 31, 2014 and 2013 was $0.5 million and $0.8 million, respectively.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products)  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  We have $2.3 million recorded in other current assets and the remaining $4.7 million is recorded as a long-term receivable. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four year life of the agreement and have recognized a $0.5 million gain in the first six months of fiscal year 2014.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31,	September 30,
	2014	2013
Industrial development revenue bonds	$3,200	$3,600
Capital lease obligations	—	16
Subtotal long-term debt and capital lease obligations	3,200	3,616
Less current portion	(400)	(416)
Total long-term debt and capital lease obligations	$2,800	$3,200

US Revolver

In fiscal year 2014, we amended and restated our existing credit agreement (Amended Credit Agreement) with a major domestic bank. We entered into this Amended Credit Agreement to, among other things, allow for the payment of dividends and to extend the expiration date of the facility. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $21.9 million for our outstanding letters of credit at March 31, 2014.

There were no borrowings outstanding under the U.S. Revolver as of March 31, 2014. Amounts available under the U.S. Revolver were $53.1 million at March 31, 2014. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2014, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $9.0 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at March 31, 2014.

There were no borrowings outstanding under the Canadian Revolver as of March 31, 2014.  Amounts available under the Canadian Revolver were $8.9 million at March 31, 2014. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of March 31, 2014, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2014. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2014, the balance in the restricted sinking fund was approximately $0.2 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.25% as of March 31, 2014.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $22.1 million as of March 31, 2014. We also had performance and maintenance bonds totaling $306.7 million that were outstanding, with additional bonding capacity of $293.3 million available, at March 31, 2014.

We have an $8.3 million facility agreement (Facility Agreement) between S&I and a large international bank. This Facility Agreement provides S&I the ability to enter into various guarantees, such as forward exchange contracts, currency options and performance bonds. At March 31, 2014, we had outstanding guarantees totaling $3.9 million under this Facility Agreement.  Amounts available under this Facility Agreement were $4.4 million as of March 31, 2014.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of March 31, 2014, we were in compliance with all of the financial covenants of the Facility Agreement.  The Facility Agreement expires in July 2014.

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

On February 26, 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Equity Incentive Plan (the 2014 Plan). Persons eligible to receive awards under the 2014 Plan include our officers and employees. The 2014 Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards, as well as certain other awards.  We have reserved 750,000 shares of common stock for issuance under the 2014 Plan.  No further awards will be made under the 1992 Stock Option Plan or the 2006 Equity Compensation Plan.

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Typically, sixty-percent of the actual amount of the RSUs are earned based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted and the remaining of the RSUs are time-based and vest over a three-year period. At March 31, 2014, there were 132,282 RSUs outstanding. The RSUs do not have voting rights and the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2013	81,555	$38.66
Granted	57,200	60.47
Vested	(5,973)	61.79
Forfeited	(500)	60.32
Outstanding at March 31, 2014	132,282	$46.97

During the six months ended March 31, 2014 and 2013, we recorded compensation expense of $1.5 million and $1.1 million, respectively, related to the RSUs.

On February 26, 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan). Persons eligible to receive awards under the 2014 Director Plan are non-employee directors of the Board.  The 2014 Director Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, as well as certain other awards. We have reserved 150,000 shares of common stock for issuance under the 2014 Director Plan.  No further awards will be made under the Non-Employee Director Restricted Stock Plan or the Non-Employee Director Stock Option Plan. In February 2014, 16,000 shares of restricted stock were issued to such directors at a price of $66.15 per share under the 2014 Director Plan.  The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

During the six months ended March 31, 2014 and 2013, we recorded compensation expense of $0.5 million and $1.1 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2014
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Assets
Cash equivalents	$10,336	$—	$—	$10,336
Total	$10,336	$—	$—	$10,336

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Assets
Cash equivalents	$10,531	$—	$—	$10,531
Total	$10,531	$—	$—	$10,531

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at March 31, 2014 approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the six months ended March 31, 2014.

I.	DISCONTINUED OPERATIONS

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million.  The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations for the three and six months ended March 31, 2014 in the accompanying condensed consolidated statements of operations.  Transdyn’s results were previously reflected in the Process Control Systems business segment.

We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$1,557	$7,874	$13,923	$14,957
Income from discontinued operations, net of tax of $131, $334, $633 and $478, respectively	54	616	1,041	881
Gain on sale of discontinued operations, net of tax of $5,218, $0, $5,218 and $0, respectively	8,563	—	8,563	—
Net income from discontinued operations, net of tax	$8,617	$616	$9,604	$881
Earnings per share information:
Basic	$0.72	$0.05	$0.80	$0.07
Diluted	$0.71	$0.05	$0.80	$0.07

The following table presents the assets and liabilities of Transdyn as of September 30, 2013 (in thousands):

September 30, 2013
Current assets:
Cash and cash equivalents	$337
Accounts receivable	7,346
Contracts in progress	7,201
Inventories, net	20
Prepaid expenses and other current assets	505
Current assets held for sale	$15,409
Long-term assets:
Property, plant and equipment, net	$93
Other assets	51
Long-term assets held for sale	$144

Current liabilities:
Accounts payable	$2,973
Accrued salaries, bonuses and commissions	1,675
Billings in excess of cost	11,867
Other accrued expenses and liabilities	1,333
Current liabilities held for sale	$17,848

Long-term liabilities:
Long-term liabilities held for sale	$204

J. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Income from continuing operations before income taxes	$11,031	$7,959	$22,235	$18,504

Income tax provision	4,055	1,757	7,992	5,182

Income from continuing operations	$6,976	$6,202	$14,243	$13,322

Effective tax rate	37%	22%	36%	28%

Our provision for income taxes for continuing operations was $4.1 million in the second quarter of fiscal year 2014, compared to $1.8 million in the second quarter of fiscal year 2013.  The effective tax rate for the second quarter of fiscal year 2014 was 36.8% which approximates the combined U.S. federal and state statutory rate as the majority of our income is attributable to the U.S. The effective tax rate for the second quarter of fiscal year 2013 was 22.1% and was favorably impacted by the utilization of loss carryforwards on Canadian income.

Our provision for income taxes for continuing operations was $8.0 million for the six months ended March 31, 2014, compared to $5.2 million for the six months ended March 31, 2013.  The effective tax rate for six months ended March 31, 2014 was 35.9% which approximates the combined U.S. federal and state statutory rate as the majority of our income is attributable to the U.S.  The effective tax rate for the six months ended March 31, 2013 was 28.0% and was favorably impacted by the utilization of loss carryforwards on Canadian income and the domestic production activities deduction in the United States.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.
•	A portion of our contracts contain terms with penalty provisions.
•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.
•	Our industry is highly competitive.
•	Our operations could be adversely impacted by the effects of government regulations.
•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
•	Acquisitions involve a number of risks.
•	Our operating results may vary significantly from quarter to quarter.
•	The departure of key personnel could disrupt our business.
•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•	Unforeseen difficulties with our enterprise resource planning, engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.
•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified, uninsured or unanticipated risks.
•	Technological innovations by competitors may make existing products and production methods obsolete.
•	Catastrophic events could disrupt our business.
•	Unforeseen difficulties with the ramp-up of our two new facilities could adversely affect our operations.

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

The strength in the Canadian oil sands region continues to be a major contributor to our increase in our backlog.  We have completed the construction of our new facility and relocation from our previous facility.  The ramp up and project execution at our Canadian operation continues to present risks and challenges as we position our operations to respond to the strength in the Canadian markets.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million. The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations for the quarter and six months ended March 31, 2014 in the accompanying consolidated statements of operations. We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013 (Unaudited)

Revenue and Gross Profit

Revenues increased 11.1%, or $16.3 million, to $162.3 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013, primarily due to the expansion and ramp-up of our Canadian operations and the timing of projects in process.  Domestic revenues increased by 2.9%, or $2.6 million, to $91.9 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013, and international revenues increased by 24.0%, or $13.7 million, to $70.4 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013.  The increase in international revenues was primarily driven by the expansions of our Canadian operations and the timing of oil and gas construction projects.  Revenues from commercial and industrial customers increased $14.7 million to $114.6 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013. Revenues from public and private utilities increased $1.1 million to $35.4 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013. Revenues from municipal and transit projects increased $0.5 million to $12.3 million in the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013.

Gross profit for the second quarter of fiscal year 2014 increased 18.2%, or $5.4 million, to $34.9 million, compared to the second quarter of fiscal year 2013.  Gross profit as a percentage of revenues increased to 21.5% in the second quarter of fiscal year 2014, compared to 20.2% in the second quarter of fiscal year 2013. This increase in gross profit as a percentage of revenue was primarily driven by the margins associated with the mix of projects in process and the increase in project activity to cover fixed and overhead operating costs, partially offset by the ramp up of our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, decreased to 13.6% during the second quarter of fiscal year 2014, compared to 14.4% during the second quarter of fiscal year 2013, due to the increase in revenues.  Selling, general and administrative expenses increased by $1.1 million to $22.1 million during the second quarter of fiscal year 2014, compared to the second quarter of fiscal year 2013, primarily due to increased personnel costs and administrative expenses associated with increased volume as well as the ramp-up at our Canadian operations. This increase in selling, general and administrative expenses was offset by a decrease in depreciation expense as our enterprise resource planning, engineering and manufacturing process systems (Business Systems) became fully depreciated in December 2012.  Additionally, selling, general and administrative expense was favorably impacted by the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems.  However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized once the Business Systems are implemented later this fiscal year.

Other Income

We recorded other income of $0.5 million in the second quarter of fiscal year 2014 which was the amortization of the deferred gain from the amended supply agreement, compared to other income of $1.7 million in the second quarter of fiscal year 2013 which resulted from the settlement of a lawsuit filed against the previous owners of Powell Canada.

Income Tax Provision

Our provision for income taxes for continuing operations was $4.1 million in the second quarter of fiscal year 2014, compared to $1.8 million in the second quarter of fiscal year 2013.  The effective tax rate for the second quarter of fiscal year 2014 was 36.8% which approximates the combined U.S. federal and state statutory rate as the majority of our income is attributable to the U.S. The effective tax rate for the second quarter of fiscal year 2013 was 22.1% and was favorably impacted by the utilization of loss carryforwards on Canadian income.

Income from Continuing Operations

In the second quarter of fiscal year 2014, we recorded income from continuing operations of $7.0 million, or $0.58 per diluted share, compared to $6.2 million, or $0.52 per diluted share, in the second quarter of fiscal year 2013.  We continue to have strong performance from oil and gas related projects which offset the inefficiencies associated with the expansion and ramp-up of our Canadian operations.

Income from Discontinued Operations

In January 2014, we sold Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  We have reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of March 31, 2014 and September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying statements of operations.  In the second quarter of fiscal year 2014, we recorded $8.6 million, or $0.71 per diluted share, of income from discontinued operations compared to the $0.6 million, or $0.05 per diluted share, recorded in the second quarter of fiscal year 2013 as the current quarter includes the gain on the sale. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at March 31, 2014 was $452.2 million, compared to $455.1 million at December 31, 2013.  New orders placed during the second quarter of fiscal year 2014 totaled $162.6 million compared to $118.2 million in the second quarter of fiscal year 2013.  Orders have increased primarily due to continued strength in oil and gas production and refining projects.

Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2013 (Unaudited)

Revenue and Gross Profit

Revenues increased 14.1%, or $41.3 million, to $334.2 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, primarily due to the expansion and ramp-up of our Canadian operations and the timing of projects in process.  Domestic revenues increased by 2.8%, or $5.0 million, to $180.9 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, and international revenues increased by 31.0%, or $36.3 million, to $153.2 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013.  The increase in international revenues was primarily driven by the expansions of our Canadian operations and the timing of oil and gas construction projects.  Revenues from commercial and industrial customers increased $32.7 million to $239.1 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. Revenues from public and private utilities increased $4.3 million to $70.1 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. Revenues from municipal and transit projects increased $4.3 million to $25.0 million for the six months ended March 31, 2014, compared to the six months ended March 31, 2013.

Gross profit for the six months ended March 31, 2014 increased 13.1%, or $8.1 million, to $70.1 million, compared to the six months ended March 31, 2013.  Gross profit as a percentage of revenues was 21.0% for the six months ended March 31, 2014, compared to 21.1% for the six months ended March 31, 2013.  Our gross profit as a percentage of revenues was down slightly in the first half of fiscal year 2014, compared to fiscal year 2013, due to the costs associated with the ramp up of our Canadian operations and the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, decreased to 13.1% during the six months ended March 31, 2014, compared to 13.9% during the six months ended March 31, 2013, due to the increase in revenues. Selling, general and administrative expenses increased by $3.0 million to $43.7 million during six months ended March 31, 2014, compared to the six months ended March 31, 2013, primarily due to increased personnel costs, incentive compensation and administrative expenses associated with increased volume as well as the ramp-up at our Canadian operations. This increase in selling, general and administrative expenses was offset by a decrease in depreciation expense as our enterprise resource planning, engineering and manufacturing process systems (Business Systems) became fully depreciated in December 2012. Additionally, selling, general and administrative expense was favorably impacted by the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems.  However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized once the Business Systems are implemented later this fiscal year.

Other Income

We recorded other income of $0.5 million in the six months ended March 31, 2014 which was the amortization of the deferred gain from the amended supply agreement, compared to other income of $1.7 million in the same period in fiscal year 2013 which resulted from the settlement of a lawsuit filed against the previous owners of Powell Canada.

Income Tax Provision

Our provision for income taxes for continuing operations was $8.0 million for the six months ended March 31, 2014, compared to $5.2 million for the six months ended March 31, 2013.  The effective tax rate for six months ended March 31, 2014 was 35.9% which approximates the combined U.S. federal and state statutory rate as the majority of our income is attributable to the U.S.  The effective tax rate for the six months ended March 31, 2013 was 28.0% and was favorably impacted by the utilization of loss carryforwards on Canadian income and the domestic production activities deduction in the United States.

Income from Continuing Operations

For the six months ended March 31, 2014, we recorded income from continuing operations of $14.2 million, or $1.18 per diluted share, compared to $13.3 million, or $1.11 per diluted share, for the six months ended March 31, 2013.  We continue to have strong performance from oil and gas related projects which offset the inefficiencies associated with the expansion and ramp-up of our Canadian operations.

Income from Discontinued Operations

For the six months ended March 31, 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations compared to the $0.9 million, or $0.07 per diluted share, recorded for the six months ended March 31, 2013 as the current fiscal year includes the gain on the sale. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at March 31, 2014 was $452.2 million, compared to $437.9 million at September 30, 2013.  New orders placed during the six months ended March 31, 2014 totaled $354.8 million compared to $369.1 million for the six months ended March 31, 2013.  The year over year decrease in new orders was primarily due to the timing of certain complex oil and gas production and petrochemical projects.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $101.4 million at March 31, 2014, compared to $107.4 million at September 30, 2013.  As of March 31, 2014, current assets exceeded current liabilities by 2.6 times and our debt to total capitalization was 0.85%.

We have a $75.0 million revolving credit facility in the U.S. which expires in December 2018. As of March 31, 2014, there were no amounts borrowed under this line of credit. We also have a $9.0 million revolving credit facility in Canada. At March 31, 2014, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $3.2 million at March 31, 2014, compared to $3.6 million at September 30, 2013. Total letters of credit outstanding were $22.0 million at March 31, 2014 compared to $20.1 million at September 30, 2013, which reduced our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at March 31, 2014 under the U.S. and Canadian revolving credit facilities were $53.1 million and $8.9 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $9.0 million of our cash at March 31, 2014, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash used in operating activities was $6.8 million during the first six months of fiscal year 2014, compared to cash provided by operating activities of $57.2 million during the first six months of fiscal year 2013. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  The change in the first six months of fiscal year 2014, compared to the same period in the prior year, was primarily due to the billing and collection of contracts receivable based on the progress billing milestones, as well as an unfavorable change in receivables, offset by the $10.0 million received from the amended supply agreement. For further information regarding the amended supply agreement, see Note D in the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash provided by investing activities during the first six months of fiscal year 2014 was $6.4 million compared to cash used in investing activities for the same period in fiscal year 2013 of $32.6 million.  Purchases of property, plant and equipment during the first six months of fiscal year 2014 totaled $8.5 million compared to $33.3 million during the first six months of fiscal year 2013.  This decrease results from the completion of the construction of our new facilities in fiscal year 2013.  Additionally, cash provided by investing activities in fiscal year 2014 includes the proceeds from the sale of Transdyn of $14.8 million.

Financing Activities

Net cash used in financing activities was $6.9 million during the first six months of fiscal year 2014 and $0.7 million during the same period of fiscal year 2013.  This increase in the use of cash in the first six months of fiscal year 2014 was primarily driven by the payment of $6.0 million in cash dividends.

New Accounting Standards

See Note A in the Notes to Condensed Consolidated Financial Statements included in this report for information on new accounting standards.

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

Growth in demand for energy is expected to continue over the long term. This, when coupled with the need for replacement of existing infrastructure that is nearing the end of its life cycle, demonstrates a continued need for products and services produced by us. Our orders over the past year have been solid, driven primarily by continued strength in oil and gas production projects and refining projects, along with demand associated with Canadian oil sands related projects. We continue to experience timing challenges in the near-term related to the awarding of large projects due to various global market conditions and industry constraints. However, the outlook for continued opportunities for our products and services remains positive; even though the timing and pricing of many of these projects are difficult to predict.

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

The strength in the Canadian oil sands region continues to be a major contributor to our increase in our backlog.  We have completed the construction of our new facility and relocation from our previous facility which was leased.  The ramp up and project execution at our Canadian operation continues to present risks and challenges as we position our operations to respond to the strength in the Canadian markets.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and, to a lesser extent, the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. All revenues and expenses are translated at average rates during the respective period.  The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are generally financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at March 31, 2014.

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

In 2013, we began to re-implement our enterprise resource planning, engineering and manufacturing process systems (Business Systems) and add additional software that will redesign and improve our processes. We anticipate to “go-live” in the third quarter of fiscal year 2014.  Although we believe the new software, once implemented, will enhance our internal controls over financial reporting and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change, we will continuously monitor controls through and around the Business Systems to provide reasonable assurance that controls are effective during and after each step of this implementation process.

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

Stock Purchase Agreement by and between Kapsch TrafficCom IVHS Inc. and Powell Industries, Inc. dated as of January 15, 2014 (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

*10.2	—	2014 Equity Incentive Plan.

*10.3	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan.

*10.4	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan

*10.5	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan

*10.6	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan

*10.7	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan

*10.8	—	2014 Non-Employee Director Equity Incentive Plan

*10.9	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan

*10.10	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 7, 2014	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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

Stock Purchase Agreement by and between Kapsch TrafficCom IVHS Inc. and Powell Industries, Inc. dated as of January 15, 2014 (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

*10.2	—	2014 Equity Incentive Plan.

*10.3	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan.

*10.4	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan

*10.5	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan

*10.6	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan

*10.7	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan

*10.8	—	2014 Non-Employee Director Equity Incentive Plan

*10.9	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan

*10.10	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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