Form 10-Q
period 2014-06-30
POWELL INDUSTRIES INC
filed 2014-08-06
CIK 80420

--

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, there were 12,014,693 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$87,763	$107,411
Accounts receivable, less allowance for doubtful accounts of $1,144 and $572, respectively	116,342	112,074
Costs and estimated earnings in excess of billings on uncompleted contracts	83,999	79,420
Inventories	28,709	28,963
Income taxes receivable	2,650	3,022
Deferred income taxes	6,115	4,490
Prepaid expenses	3,838	5,893
Other current assets	4,957	658
Current assets held for sale	—	15,409
Total Current Assets	334,373	357,340
Property, plant and equipment, net	147,824	144,495
Goodwill	1,003	1,003
Intangible assets, net	2,056	11,612
Deferred income taxes	10,320	9,016
Other assets	8,106	7,293
Long-term receivable (Note D)	4,667	—
Long-term assets held for sale	—	144
Total Assets	$508,349	$530,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$416
Income taxes payable	3,155	4,647
Accounts payable	47,056	55,528
Accrued salaries, bonuses and commissions	22,388	25,799
Billings in excess of costs and estimated earnings on uncompleted contracts	34,254	48,334
Accrued product warranty	4,755	5,282
Other accrued expenses	6,258	10,209
Deferred credit-short term (Note D)	2,029	—
Current liabilities held for sale	—	17,848
Total Current Liabilities	120,295	168,063
Long-term debt and capital lease obligations, net of current maturities	2,800	3,200
Deferred compensation	4,282	3,480
Postretirement benefit obligation and other long-term liabilities	784	730
Deferred credit-long term (Note D)	5,073	—
Long-term liabilities held for sale	—	204
Total Liabilities	$133,234	$175,677
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,014,693 and 11,970,967 shares issued and outstanding, respectively	120	119
Additional paid-in capital	45,607	43,193
Retained earnings	331,786	313,987
Accumulated other comprehensive loss	(2,398)	(2,073)
Total Stockholders' Equity	375,115	355,226
Total Liabilities and Stockholders' Equity	$508,349	$530,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$150,800	$171,733	$484,967	$464,633
Cost of goods sold	121,158	135,140	385,239	366,094
Gross profit	29,642	36,593	99,728	98,539

Selling, general and administrative expenses	23,024	20,234	66,750	60,477
Research and development expenses	1,791	2,107	5,787	5,671
Amortization of intangible assets	122	415	658	1,243
Restructuring and relocation expenses	—	1,717	—	1,717
Operating income	4,705	12,120	26,533	29,431

Other income	(507)	—	(1,014)	(1,709)
Interest expense	36	47	141	151
Interest income	(4)	(7)	(10)	(28)
Income from continuing operations before income taxes	5,180	12,080	27,416	31,017

Income tax provision	2,233	2,997	10,226	8,211

Income from continuing operations	2,947	9,083	17,190	22,806

Income from discontinued operations, net of tax (Note I)	—	222	9,604	702

Net income	$2,947	$9,305	$26,794	$23,508

Earnings per share:
Continuing operations	$0.25	$0.76	$1.43	$1.91
Discontinued operations	—	0.02	0.80	0.06
Basic earnings per share	$0.25	$0.78	$2.23	$1.97

Continuing operations	$0.24	$0.76	$1.43	$1.90
Discontinued operations	—	0.02	0.80	0.06
Diluted earnings per share	$0.24	$0.78	$2.23	$1.96

Weighted average shares:
Basic	12,015	11,941	12,004	11,932
Diluted	12,075	12,016	12,063	12,007

Dividends per share	$0.25	$—	$0.75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$2,947	$9,305	$26,794	$23,508
Foreign currency translation adjustment	2,711	(1,801)	(325)	(3,672)
Comprehensive income	$5,658	$7,504	$26,469	$19,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	$(2,073)	$355,226
Net income	—	—	—	26,794	—	26,794
Foreign currency translation adjustments	—	—	—	—	(325)	(325)
Stock-based compensation, net of tax of $451	28	—	2,414	—	—	2,414
Issuance of restricted stock	16	1	—	—	—	1
Dividends paid	—	—	—	(8,995)	—	(8,995)
Balance, June 30, 2014	12,015	$120	$45,607	$331,786	$(2,398)	$375,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	June 30,
	2014	2013

Operating Activities:
Net income	$26,794	$23,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,770	6,523
Amortization	658	1,252
Gain on sale of discontinued operations, net of tax	(8,563)	—
Stock-based compensation	2,865	3,247
Bad debt expense/(recovery)	616	(310)
Deferred income tax benefit	(2,682)	(287)
Gain on amended supply agreement	(1,014)	—
Cash received from amended supply agreement	10,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,598)	12,777
Costs and billings in excess of estimates on uncompleted contracts	(16,658)	42,692
Inventories	347	1,976
Prepaid expenses and other current assets	335	(2,216)
Accounts payable and income taxes payable	(16,650)	6,763
Accrued liabilities	(8,769)	(6,035)
Other, net	1,936	(1,224)
Net cash provided by (used in) operating activities	(14,613)	88,666
Investing Activities:
Proceeds from sale of property, plant and equipment	118	711
Proceeds from sale of Transdyn	14,819	—
Purchases of property, plant and equipment	(11,296)	(53,728)
Net cash provided by (used in) investing activities	3,641	(53,017)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Taxes on stock-based compensation	(451)	—
Dividends paid	(8,995)	—
Payments on short-term and other financing	(16)	(316)
Net cash used in financing activities	(9,862)	(716)
Net increase (decrease) in cash and cash equivalents	(20,834)	34,933
Effect of exchange rate changes on cash and cash equivalents	1,186	(108)
Cash and cash equivalents, beginning of period	107,411	90,040
Cash and cash equivalents, end of period	$87,763	$124,865

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

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This new standard is effective for us beginning in fiscal year 2018.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	2,947	9,083	17,190	22,806
Income from discontinued operations	-	222	9,604	702
Net income	$2,947	$9,305	$26,794	$23,508
Denominator:
Weighted average basic shares	12,015	11,941	12,004	11,932
Dilutive effect of restricted stock units	60	75	59	75
Weighted average diluted shares with assumed conversions	12,075	12,016	12,063	12,007
Net earnings per share:
Continuing operations	$0.25	$0.76	$1.43	$1.91
Discontinued operations	—	0.02	0.80	0.06
Basic earnings per share	$0.25	$0.78	$2.23	$1.97

Continuing operations	$0.24	$0.76	$1.43	$1.90
Discontinued operations	—	0.02	0.80	0.06
Diluted earnings per share	$0.24	$0.78	$2.23	$1.96

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$501	$818	$572	$1,297
Bad debt expense/(recovery)	676	20	616	(310)
Uncollectible accounts written off, net of recoveries	(38)	(19)	(46)	(156)
Change in foreign currency translation	5	(2)	2	(14)
Balance at end of period	$1,144	$817	$1,144	$817

Inventories:

The components of inventories are summarized below (in thousands):

	June 30,	September 30,
	2014	2013
Raw materials, parts and subassemblies	$31,484	$30,077
Work-in-progress	1,551	3,818
Provision for excess and obsolete inventory	(4,326)	(4,932)
Total inventories	$28,709	$28,963

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2014	2013
Costs incurred on uncompleted contracts	$709,561	$618,570
Estimated earnings	182,506	159,962
	892,067	778,532
Less: Billings to date	(842,322)	(747,446)
Net underbilled position	$49,745	$31,086

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$83,999	$79,420
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(34,254)	(48,334)
Net underbilled position	$49,745	$31,086

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$4,833	$5,109	$5,282	$5,548
Increase to warranty expense	884	430	2,390	2,048
Deduction for warranty charges	(1,023)	(874)	(2,949)	(2,849)
Increase (decrease) due to foreign currency translations	61	(10)	32	(92)
Balance at end of period	$4,755	$4,655	$4,755	$4,655

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at June 30, 2014 and September 30, 2013 consisted of the following (in thousands):

	June 30, 2014			September 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(9,795)	$1,954	$11,749	$(9,489)	$2,260
Trade name	1,136	(1,034)	102	1,136	(967)	169
Supply agreement	—	—	—	17,580	(8,397)	9,183
Total	$12,885	$(10,829)	$2,056	$30,465	$(18,853)	$11,612

Amortization of intangible assets recorded for the nine months ended June 30, 2014 and 2013 was $0.7 million and $1.2 million, respectively.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products)  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning

December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  We have $2.3 million recorded in other current assets and the remaining $4.7 million is recorded as a long-term receivable. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four year life of the agreement and have recognized the $1.0 million gain in other income in the first nine months of fiscal year 2014.

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

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $21.1 million for our outstanding letters of credit at June 30, 2014.

There were no borrowings outstanding under the U.S. Revolver as of June 30, 2014. Amounts available under the U.S. Revolver were $53.9 million at June 30, 2014. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2014, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $9.4 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the Canadian Revolver was reduced by $0.1 million for an outstanding letter of credit at June 30, 2014.

There were no borrowings outstanding under the Canadian Revolver as of June 30, 2014.  Amounts available under the Canadian Revolver were $9.3 million at June 30, 2014. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of June 30, 2014, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2014. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2014, the balance in the restricted sinking fund was approximately $0.3 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.25% as of June 30, 2014.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.2 million as of June 30, 2014. We also had performance and maintenance bonds totaling $330.2 million that were outstanding, with additional bonding capacity of $269.8 million available, at June 30, 2014.

We have an $8.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into various guarantees, such as forward exchange contracts, currency options and performance bonds. At June 30, 2014, we had outstanding guarantees totaling $3.7 million under this Facility Agreement.  Amounts available under this Facility Agreement were $4.8 million as of June 30, 2014.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of June 30, 2014, we were in compliance with all of the financial covenants of the Facility Agreement.

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

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Typically, sixty-percent of the actual amount of the RSUs are earned based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted and the remaining of the RSUs are time-based and vest over a three-year period. At June 30, 2014, there were 132,282 RSUs outstanding. The RSUs do not have voting rights and the shares of common stock underlying the RSUs are not issued until they vest.

RSU activity (number of shares) is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2013	81,555	$38.66
Granted	57,200	60.47
Vested	(5,973)	61.79
Forfeited	(500)	60.32
Outstanding at June 30, 2014	132,282	$46.97

During the nine months ended June 30, 2014 and 2013, we recorded compensation expense of $2.0 million and $2.2 million, respectively, related to the RSUs.

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

During the nine months ended June 30, 2014 and 2013, we recorded compensation expense of $0.9 million and $1.0 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs	Fair Value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Assets:
Cash equivalents	$10,434	$—	$—	$10,434
Total	$10,434	$—	$—	$10,434

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
Assets:
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

Industrial Development Revenue Bond ─ The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at June 30, 2014 approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the nine months ended June 30, 2014.

I.	DISCONTINUED OPERATIONS

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million.  The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations for the nine months ended June 30, 2014 in the accompanying condensed consolidated statements of operations.  Transdyn’s results were previously reflected in the Process Control Systems business segment.

We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$—	$7,786	$13,923	$22,743
Income from discontinued operations, net of tax of $0, $206, $633 and $652, respectively	—	222	1,041	702
Gain on sale of discontinued operations, net of tax of $0, $0, $5,218 and $0, respectively	—	—	8,563	—
Net income from discontinued operations, net of tax	$—	$222	$9,604	$702
Earnings per share information:
Basic	$—	$0.02	$0.80	$0.06
Diluted	$—	$0.02	$0.80	$0.06

The following table presents the assets and liabilities of Transdyn as of September 30, 2013 (in thousands):

September 30, 2013
Current assets:
Cash and cash equivalents	$337
Accounts receivable	7,346
Contracts in progress	7,201
Inventories	20
Prepaid expenses and other current assets	505
Current assets held for sale	$15,409
Long-term assets:
Property, plant and equipment, net	$93
Other assets	51
Long-term assets held for sale	$144

Current liabilities:
Accounts payable	$2,973
Accrued salaries, bonuses and commissions	1,675
Billings in excess of cost	11,867
Other accrued expenses and liabilities	1,333
Current liabilities held for sale	$17,848

Long-term liabilities:
Long-term liabilities held for sale	$204

J. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from continuing operations before income taxes	$5,180	$12,080	$27,416	$31,017

Income tax provision	2,233	2,997	10,226	8,211

Income from continuing operations	$2,947	$9,083	$17,190	$22,806

Effective tax rate	43%	25%	37%	27%

Our provision for income taxes for continuing operations was $2.2 million in the third quarter of fiscal year 2014, compared to $3.0 million in the third quarter of fiscal year 2013.  The effective tax rate for the third quarter of fiscal year 2014 was 43.1% which is above the combined U.S. federal and state statutory rates primarily due to discrete tax items recognized during the quarter as well as the nondeductibility of certain executive compensation costs.  The effective tax rate for the third quarter of fiscal year 2013 was 24.8% and was favorably impacted by the utilization of loss carryforwards on Canadian income and the retroactive availability of the Federal Research and Development Tax Credit.

Our provision for income taxes for continuing operations was $10.2 million for the nine months ended June 30, 2014, compared to $8.2 million for the nine months ended June 30, 2013.  The effective tax rate for nine months ended June 30, 2014 was 37.3% which approximates the combined U.S. federal and state statutory rates as the majority of our income is attributable to the U.S.  The effective tax rate for the nine months ended June 30, 2013 was 26.5% and was favorably impacted by the utilization of loss carryforwards on Canadian income as well as the extension of the Federal Research and Development Tax Credit.

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

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and projects may take a number of months to produce; schedules also may change during the course of any particular project. Our operating results are impacted by factors outside of our control, for example, many of our projects have contracting arrangements where the approval of engineering and design specifications may affect the timing of the project execution. In the third quarter of fiscal year 2014, we experienced schedule changes on various U.S. projects which negatively impacted our results as the revenues have been pushed into subsequent quarters.

We entered fiscal year 2014 with a backlog of unfilled orders of $437.9 million at September 30, 2013, an increase of $72.0 million compared to our backlog of orders at September 30, 2012.  Our backlog includes various projects, some of which are for complex petrochemical and oil and gas construction projects which take a number of months to produce. The timing of project execution and revenues can be difficult to predict due to the complexity and duration of these projects.

The strength in the western Canadian oil and gas markets continues to be a major contributor to our increase in revenue this year.  We completed the construction of our new Canadian facility and relocated operations from our previous facility in the fall of 2013. The production ramp of our Canadian operations has presented challenges resulting in inefficiencies that have led to custom material shortages, extended project delivery times, higher costs, gross margin deterioration and revenues being pushed into subsequent quarters.  We continue to take actions to mitigate these challenges.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million. The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations for the nine months ended June 30, 2014 in the accompanying consolidated statements of operations. We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying condensed consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying condensed consolidated statements of operations.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013 (Unaudited)

Revenue and Gross Profit

Revenues decreased 12.2%, or $20.9 million, to $150.8 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013, primarily due to schedule delays and the timing of certain projects.  Domestic revenues decreased by 15.6%, or $15.7 million, to $85.3 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013, and international revenues decreased by 7.3%, or $5.2 million, to $65.5 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013.  Revenues from commercial and industrial customers decreased $9.8 million to $112.8 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013. Revenues from public and private utilities decreased $3.5 million to $28.2 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013. Revenues from municipal and transit projects decreased $7.7 million to $9.8 million in the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013.

Gross profit for the third quarter of fiscal year 2014 decreased 19.0%, or $7.0 million, to $29.6 million, compared to the third quarter of fiscal year 2013.  Gross profit as a percentage of revenues decreased to 19.7% in the third quarter of fiscal year 2014, compared to 21.3% in the third quarter of fiscal year 2013. This decrease in gross profit as a percentage of revenue was primarily driven by the margins associated with the mix of projects in process, overhead costs that were not fully absorbed as a result of the reduction in revenue and higher costs resulting from efficiency and utilization challenges associated with the ramp of our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, increased to 15.3% during the third quarter of fiscal year 2014, compared to 11.8% during the third quarter of fiscal year 2013, due to the decrease in revenues.  Selling, general and administrative expenses increased by $2.8 million to $23.0 million during the third quarter of fiscal year 2014, compared to the third quarter of fiscal year 2013, primarily due to increased personnel costs, travel, bad debt expense and administrative expenses associated with our strategic growth initiatives.

Other Income

We recorded other income of $0.5 million in the third quarter of fiscal year 2014 which was the amortization of the deferred gain from the amended supply agreement.

Income Tax Provision

Our provision for income taxes for continuing operations was $2.2 million in the third quarter of fiscal year 2014, compared to $3.0 million in the third quarter of fiscal year 2013.  The effective tax rate for the third quarter of fiscal year 2014 was 43.1% which is above the combined U.S. federal and state statutory rates primarily due to discrete tax items recognized during the quarter as well as the nondeductibility of certain executive compensation costs.  The effective tax rate for the third quarter of fiscal year 2013 was 24.8% and was favorably impacted by the utilization of loss carryforwards on Canadian income and the retroactive availability of the Federal Research and Development Tax Credit.

Income from Continuing Operations

In the third quarter of fiscal year 2014, we recorded income from continuing operations of $2.9 million, or $0.24 per diluted share, compared to $9.1 million, or $0.76 per diluted share, in the third quarter of fiscal year 2013.  This decrease in income from continuing operations was primarily due to decreased revenue and margins which resulted from project delays and the mix of projects in process.  Additionally, the efficiency and utilization challenges associated with the ramp of our Canadian operations contributed to the decrease in income from continuing operations compared to the prior year.

Income from Discontinued Operations

We had no income from discontinued operations in the third quarter of fiscal year 2014; however, we recorded $0.2 million, or $0.02 per diluted share in the third quarter of fiscal year 2013. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at June 30, 2014 was $477.4 million, compared to $452.2 million at March 31, 2014.  New orders placed during the third quarter of fiscal year 2014 totaled $171.7 million compared to $150.2 million in the third quarter of fiscal year 2013.  Orders have increased primarily due to continued strength in oil and gas production and refining projects.

Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013 (Unaudited)

Revenue and Gross Profit

Revenues increased 4.4% or $20.3 million, to $485.0 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, primarily due to increased demand for our products as a result of our Canadian expansion.  Domestic revenues decreased 3.9%, or $10.8 million, to $266.2 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, and international revenues increased 16.6%, or $31.1 million, to $218.8 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013.  The increase in international revenues was primarily driven by the expansions of our Canadian operations.  Revenues from commercial and industrial customers increased $22.9 million to $351.8 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Revenues from public and private utilities increased $0.8 million to $98.3 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Revenues from municipal and transit projects decreased $3.3 million to $34.9 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013.

Gross profit for the nine months ended June 30, 2014 increased 1.2%, or $1.2 million, to $99.7 million, compared to the nine months ended June 30, 2013.  Gross profit as a percentage of revenues was 20.6% for the nine months ended June 30, 2014, compared to 21.2% for the nine months ended June 30, 2013.  Our gross profit as a percentage of revenues declined in the first nine months of fiscal year 2014, compared to fiscal year 2013, primarily due to higher costs resulting from the efficiency and utilization challenges associated with the ramp of our Canadian operations.  Excluding the operational challenges in Canada, gross profit as percentage of revenue improved overall as a result of various cost savings and productivity initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as a percentage of revenues, increased to 13.8% during the nine months ended June 30, 2014, compared to 13.0% during the nine months ended June 30, 2013. Selling, general and administrative expenses increased by $6.3 million to $66.8 million during nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, primarily due to increased personnel costs, travel and administrative expenses associated with our strategic growth initiatives. This increase in selling, general and administrative expense was partially offset by a decrease in depreciation expense as our existing Business Systems became fully depreciated in December 2012 and the favorable impact of the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems.  However, going forward, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized.

Other Income

We recorded other income of $1.0 million in the nine months ended June 30, 2014 which was the amortization of the deferred gain from the amended supply agreement, compared to other income of $1.7 million in the same period in fiscal year 2013 which resulted from the settlement of a lawsuit filed against the previous owners of Powell Canada.

Income Tax Provision

Our provision for income taxes for continuing operations was $10.2 million for the nine months ended June 30, 2014, compared to $8.2 million for the nine months ended June 30, 2013.  The effective tax rate for nine months ended June 30, 2014 was 37.3% which approximates the combined U.S. federal and state statutory rates as the majority of our income is attributable to the U.S.  The effective tax rate for the nine months ended June 30, 2013 was 26.5% and was favorably impacted by the utilization of loss carryforwards on Canadian income as well as the extension of the Federal Research and Development Tax Credit.

Income from Continuing Operations

For the nine months ended June 30, 2014, we recorded income from continuing operations of $17.2 million, or $1.43 per diluted share, compared to $22.8 million, or $1.90 per diluted share, for the nine months ended June 30, 2013.  This decrease in income from continuing operations was primarily due to schedule delays and the mix of projects in process at our domestic operations as well as the efficiency and utilization challenges associated with the ramp of our Canadian operations.

Income from Discontinued Operations

For the nine months ended June 30, 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations compared to $0.7 million, or $0.06 per diluted share, recorded for the nine months ended June 30, 2013 as the current fiscal year includes the gain on the sale. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at June 30, 2014 was $477.4 million, compared to $437.9 million at September 30, 2013.  New orders placed during the nine months ended June 30, 2014 totaled $526.5 million compared to $519.3 million for the nine months ended June 30, 2013.  The year over year increase in new orders was primarily due to the continued strength in oil and gas production and refining projects.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $87.8 million at June 30, 2014, compared to $107.4 million at September 30, 2013.  As of June 30, 2014, current assets exceeded current liabilities by 2.8 times and our debt to total capitalization was 0.85%.

We have a $75.0 million revolving credit facility in the U.S. which expires in December 2018. As of June 30, 2014, there were no amounts borrowed under this line of credit. We also have a $9.4 million revolving credit facility in Canada. At June 30, 2014, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $3.2 million at June 30, 2014, compared to $3.6 million at September 30, 2013. Total letters of credit outstanding were $21.2 million at June 30, 2014 compared to $20.1 million at September 30, 2013, which reduced our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at June 30, 2014 under the U.S. and Canadian revolving credit facilities were $53.9 million and $9.3 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $7.5 million of our cash at June 30, 2014, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash used in operating activities was $14.6 million during the first nine months of fiscal year 2014, compared to cash provided by operating activities of $88.7 million during the first nine months of fiscal year 2013. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.  The change in the first nine months of fiscal year 2014, compared to the same period in the prior year, was primarily due to the billing and collection of contracts receivable based on the progress billing milestones, as well as an unfavorable change in receivables due to a temporary delay in the processing of customer invoices caused by the re-implementation of our Business Systems.  These uses of cash were partially offset by the $10.0 million received from the amended supply agreement.  For further information regarding the amended supply agreement, see Note D in the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal year 2014 was $3.6 million compared to cash used in investing activities for the same period in fiscal year 2013 of $53.0 million.  Purchases of property, plant and equipment during the first nine months of fiscal year 2014 totaled $12.2 million compared to $53.7 million during the first nine months of fiscal year 2013.  This decrease results from the completion of the construction of our new facilities in fiscal year 2013, offset by the implementation of our Business Systems upgrade in the third quarter of fiscal year 2014.  Additionally, cash provided by investing activities in fiscal year 2014 includes the proceeds from the sale of Transdyn of $14.8 million.

Financing Activities

Net cash used in financing activities was $9.9 million during the first nine months of fiscal year 2014 and $0.7 million during the same period of fiscal year 2013.  This increase in the use of cash in the first nine months of fiscal year 2014 was primarily driven by the payment of $9.0 million in cash dividends.

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

The strength in the western Canadian oil and gas markets continues to provide project opportunities for Powell. Demand for our products and solutions in the Canadian market are placing pressure on our production ramp plan. We completed the construction of our new Canadian facility and relocated operations from our previous facility in the fall of 2013. The production ramp of our Canadian operations may continue to present challenges resulting in inefficiencies which could lead to custom material shortages and extended project delivery times which could result in higher costs, gross margin deterioration and delay the recognition of revenues.  We continue to take actions to mitigate these challenges.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and, to a lesser extent, the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. All revenues and expenses are translated at average rates during the respective period.  The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Our international operations are generally financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at June 30, 2014.

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

Changes in Internal Control over Financial Reporting

Except as discussed in the paragraph below, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2013, we began to re-implement our enterprise resource planning, engineering and manufacturing process systems (Business Systems) and add additional software that is designed to improve our processes and enhance operational efficiency. We went “live” in early May 2014.  Although we believe the new software enhances our internal control over financial reporting, we continue to conduct post-implementation monitoring and process modification through and around the Business Systems to provide reasonable assurance that our internal controls continue to be effective.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 6, 2014	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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