Form 10-K
period 2014-09-30
POWELL INDUSTRIES INC
filed 2014-12-03
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $375 million as of March 31, 2014, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more are considered to be “affiliates.”

At November 28, 2014, there were 12,031,243 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2015 annual meeting of stockholders to be filed not later than 120 days after September 30, 2014, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTORS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include adverse business or market conditions, our ability to meet our customers’ scheduling requirements, our customers’ financial conditions and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, availability of skilled labor force, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements contained in this Annual Report are based on current assumptions that we will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that competitive conditions in our markets will not change in a materially adverse way; that we will accurately identify and meet customer needs for products and services; that we will be able to hire and retain skilled laborers and key employees; that our products and capabilities will remain competitive; that the financial markets and banking systems will remain stable and availability of credit will continue; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the Company’s control that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART I

Item 1. Business

Overview

Powell Industries, Inc. was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. We are headquartered in Houston, Texas, and our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited (formerly Switchgear & Instrumentation Limited); Powell Canada Inc. and Powell Industries International, B.V.

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

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, monitor and control the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power, electric utility and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

References to Fiscal 2014, Fiscal 2013 and Fiscal 2012 used throughout this Annual Report on Form 10-K relate to our fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Revenues from customers located in the United States of America (U.S.) accounted for approximately 56%, 58% and 56% of our consolidated revenues for Fiscal 2014, 2013 and 2012, respectively. Revenues from customers located in Canada accounted for approximately 21%, 18% and 13% of consolidated revenues for Fiscal 2014, 2013 and 2012, respectively. Approximately 64% of our long-lived assets were located in the U.S. at September 30, 2014, with the remaining long-lived assets located primarily in the United Kingdom (U.K.) and Canada. Detailed geographic information is included in Note L of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We previously reported two business segments: Electrical Power Products and Process Control Systems.  In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn) which was reported in our Process Controls business segment.  We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying consolidated balance sheet as of September 30, 2013, and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying consolidated statements of operations. While this sale did not result in a material disposition of assets or material reduction to income before income taxes relative to our consolidated financial statements, the revenues, gross profit, income before income taxes and assets of Transdyn comprised a significant majority of those respective amounts previously reported in our Process Control Systems business segment. As we previously reported only two business segments, Electrical Power Products and Process Control Systems, we have removed the presentation of business segments in this Annual Report. Additionally, all current and historical financial information presented in this Annual Report excludes the financial information for Transdyn or presents it as discontinued operations where applicable. For more information about this disposition, see Note N of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Customers and Markets

Our principal customers are sophisticated users of large amounts of electrical energy that typically require a complex combination of electrical components and systems. These customers and their industries include oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power and electric utility customers.

Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single deliverable (custom-engineered). We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers, governmental agencies, markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in revenues and gross margins.

Due to the nature and timing of large projects, a significant percentage of revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. No customer accounted for more than 10% of our revenues in Fiscal 2014, Fiscal 2013 or Fiscal 2012.

Competition

We strive to be the supplier of choice for custom-engineered system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and the electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business.

We believe our products and services, turn-key integration capabilities, technical and project management strengths, application expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply. Our principal competitors include ABB, Eaton, General Electric Company, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with which we also have long and established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Our backlog at September 30, 2014 totaled $507.1 million compared to $437.9 million at September 30, 2013. We anticipate that approximately $415 million of Fiscal 2014 ending backlog will be fulfilled during our fiscal year ending September 30, 2015. Projects may be delayed or cancelled for various reasons; accordingly, backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 48% of revenues in Fiscal 2014 compared to 46% in Fiscal 2013. Unanticipated increases in material requirements, disruptions in supplies or price increases could increase production costs and adversely affect our results of operations.

We purchase certain key electrical components on a sole-sourced basis and maintain a qualification and performance monitoring program to control risk associated with sole-sourced items. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years.

Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2014, 2013 or 2012.

Employees

At September 30, 2014, we had 2,940 full-time employees located primarily in the United States, the United Kingdom and Canada. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Intellectual Property

While we are the holder of various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A. Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the most significant risks and uncertainties described below. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition, cash flows and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements,” above.

Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services, could materially impact our business, financial condition, cash flows and results of operations and could potentially impact the trading price of our common stock.

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

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

Our material costs represented 48% of our consolidated revenues for Fiscal 2014. We purchase a wide variety of materials and component parts to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements, changes in supplier availability or price increases could increase production costs and adversely affect profitability. Our ability to meet customer commitments could be negatively impacted due to the time and effort associated with the selection and qualification of a new supplier. Additionally, we rely on certain competitors for key materials used in our products.  This could put us at risk if the relationships change or become adversarial.

Our industry is highly competitive.

Some of our competitors are significantly larger and have substantially greater resources. Competition in the industry depends on a number of factors, including technical ability, production capacity and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

Our operations could be adversely impacted by the effects of government regulations.

Changes in policy, laws or regulations regarding oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income and cash flows from operations. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material effect on our profitability.

In Fiscal 2013, we released a valuation allowance of $7 million recorded against our Canadian deferred tax assets.  We believed it was more likely than not these deferred tax assets would be realized in future periods as taxable income is generated in Canada.  Although in Fiscal 2014 our Canadian operations reported a loss, we still believe these deferred tax assets will be realized in the future periods.  A valuation allowance, with a corresponding increase to deferred tax expense and thus a reduction in net income, may be required to be recorded against the deferred tax assets in the future if we do not generate income in Canada.  The recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating environments change. If we were to record this valuation allowance in the future, it would have a material adverse effect on our profitability.

Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

Revenues with customers located outside of the U.S., including sales from our operations in the United Kingdom and Canada, accounted for approximately 44% of our consolidated revenues in Fiscal 2014. While our manufacturing facilities are in developed countries with historically stable operating and fiscal environments, our consolidated results of operations, cash flows and financial condition could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.

Acquisitions involve a number of risks.

Our strategy has been to pursue growth and product diversification through the acquisition of companies or assets that will enable us to expand our product and service offerings. We routinely review potential acquisitions however we may be unable to implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which, if available, may not be available on attractive terms.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by a number of factors including: changes in estimated costs or revenues under fixed-price contracts; the timing and volume of work under new agreements; general economic conditions; the spending patterns of customers; variations in the margins of projects performed during any particular quarter; losses experienced in our operations not otherwise covered by insurance; a change in the demand or production of our products and our services caused by severe weather conditions; a change in the mix of our customers, contracts and business; increases in design and manufacturing costs; the ability of customers to pay their invoices owed to us and disagreements with customers related to project performance on delivery.  Accordingly, our operating results in any particular quarter may not be indicative of future results.

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

Our business requires skilled labor and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy and ramp of operations or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We could be named as a defendant in future legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure. If in the future our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Unforeseen difficulties with our enterprise resource planning (ERP), engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.

The efficient execution of our business is dependent upon the proper functioning of our Business Systems that support our production, engineering, human resources, estimating, financial, project management and customer systems. Any significant failure or malfunction of our Business Systems may result in disruption of our operations. These systems may be susceptible to outages due to natural disaster, power loss, telecommunications failures, break-ins and similar events. Despite the implementation of network security measures, our systems may be vulnerable to security breaches such as computer viruses and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our Business Systems and adversely affect our business or results of operations.

In Fiscal 2014, we re-implemented our existing ERP system and added a suite of new software tools to expand our Business Systems.  These upgrades and enhancements were designed to standardize best process practices, drive efficiency and increase productivity across our organization.  There can be no certainty that these Business Systems will deliver the expected benefits and the inability to do so may impact our ability to deliver on our commitment to our customers which could negatively impact our operations and may adversely impact our results of operations.

We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption, self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, subject to deductibles, or that exceed our accruals or our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products manufactured and sold by Powell depend upon the best available technology for success in the marketplace. This competitive environment is highly sensitive to technological innovation. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at least hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events, ranging from natural disasters such as hurricanes, to health epidemics, to acts of war and terrorism, could disrupt or delay our ability to complete projects for our customers and could potentially expose us to third-party liability claims. Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could impact our customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders for raw materials used in normal business operations. These situations are outside our control and could have a significant adverse impact on our consolidated results of operations, cash flows and financial position.

Unforeseen difficulties with expansions or relocation of our existing facilities could adversely affect our operations.

From time to time we may decide to build additional facilities, expand our existing facilities or relocate or consolidate one or more of our operations. Challenges arising from the staffing, relocation or expansion of our facilities could adversely affect our operations and may adversely impact our profitability.

Due to the cyclical nature of the oil and gas industry, our business may be adversely impacted by extended periods of low oil or natural gas prices or unsuccessful exploration efforts which may decrease our customers’ spending and therefore our results in the future.

Oil and natural gas prices have been, and are expected to, remain volatile.  This volatility causes oil and natural gas companies to change their strategies, delay or cancel projects.  The price for oil and natural gas can be influenced by many factors, including global economic growth, inventory levels and supply and demand for these commodities.  These factors could cause the oil and natural gas prices to decrease which could result in a decrease in projects with our customers that would adversely impact our business and our results.  No assurances can be given that extended periods of reduced oil and natural gas prices will not negatively impact our business and our consolidated results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease manufacturing facilities, warehouse space, sales offices, field offices and repair centers located throughout the United States, Canada and the United Kingdom. Our facilities are generally located in areas that are readily accessible to materials and labor pools and are maintained in good condition. These facilities, together with recent expansions, are expected to meet our needs for the foreseeable future.

Our principal locations as of September 30, 2014, are as follows:

			Approximate Square Footage
Location	Description	Acres	Owned	Leased
Houston, TX	Corporate office and manufacturing facility	21.4	428,515	—
Houston, TX	Office and manufacturing facility	53.4	290,554	—
Houston, TX	Office, fabrication facility and yard	63.3	82,320	—
North Canton, OH	Office and manufacturing facility	8.0	115,200	—
Northlake, IL	Office and manufacturing facility	10.0	103,500	—
Bradford, United Kingdom	Office and manufacturing facility	7.9	129,200	—
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	163,000	—
Acheson, Alberta, Canada	Office and service shop	3.5	—	44,248
Edmonton, Alberta, Canada	Office and service shop	1.0	—	28,000
Calgary, Alberta, Canada	Office and manufacturing facility	—	—	8,200

All leased properties are subject to long-term leases. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

In Fiscal 2012, we acquired land in Houston, Texas, and in Acheson, Alberta, Canada, and began construction of two facilities to allow us to expand our operations. The construction of these two facilities was substantially completed in September 2013 and we relocated our operations and personnel from their existing leased facilities. We are in the process of expanding our manufacturing facility in Acheson, Alberta, Canada. The expansion is expected to cost approximately $33 million and will increase that facility by approximately 158,000 square feet.  We expect the expansion of our Canadian facility to be completed in early Fiscal 2015.  Such costs are expected to be funded from our existing cash and cash equivalents and future cash flows from operations.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising in the ordinary course of business which, in general, are subject to uncertainties and in which the outcomes are not predictable. We do not believe that the ultimate conclusion of these disputes could materially affect our results of operations, cash flow and financial position.

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

	High	Low
Fiscal 2013:
First Quarter	$43.95	$37.00
Second Quarter	59.89	41.45
Third Quarter	53.02	44.94
Fourth Quarter	61.29	49.20
Fiscal 2014:
First Quarter	$68.86	$60.87
Second Quarter	69.50	59.17
Third Quarter	65.40	60.20
Fourth Quarter	67.65	40.86

As of November 28, 2014, the last reported sales price of our common stock on the NASDAQ was $42.55 per share. As of November 28, 2014, there were 443 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

In November 2013, our Board of Directors (the Board) elected to begin the payments of quarterly cash dividends. In Fiscal 2014, we paid $12.0 million in dividends.  In November 2014, the Board elected to increase our quarterly cash dividend by 4% to $0.26 per share from $0.25 per share. This increase will be effective beginning with the first quarter of Fiscal 2015. The Board anticipates declaring cash dividends in future quarters; however, there is no assurance as to future dividends or their amounts because they depend on future earnings, capital requirements and financial condition.

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

The following graph compares, for the period from October 1, 2009 to September 30, 2014, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Holdings Inc.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Coleman Cable, Inc.; Daktronics Inc./SD; Electro Scientific Industries, Inc.; EnerSys;  Franklin Electric Co, Inc.; GrafTech International Ltd; Littelfuse Inc./DE; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2009, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The selected financial data shown below for the past five years was derived from our audited financial statements, adjusted for discontinuing operations. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report.

	Years ended September 30,
	2014	2013	2012	2011	2010
Statement of Operations:	(In thousands, except per share data)
Revenues	$647,814	$640,867	$690,741	$536,623	$524,237
Cost of goods sold	522,340	502,375	557,938	444,861	390,459
Gross profit	125,474	138,492	132,803	91,762	133,778
Selling, general and administrative expenses	87,756	79,707	76,961	71,934	71,655
Research and development expenses	7,608	7,615	6,286	6,435	6,110
Amortization of intangible assets	779	1,659	2,599	4,752	4,477
Restructuring and relocation expenses	—	3,927	—	—	—
Impairments	—	—	—	7,158	7,452
Operating income	29,331	45,584	46,957	1,483	44,084
Gain on sale of investment	—	—	—	(1,229)	—
Gain on settlement	—	(1,709)	—	—	—
Other income	(1,522)	—	—	—	—
Interest expense (net)	165	167	158	194	610
Income from continuing operations before income taxes	30,688	47,126	46,799	2,518	43,474
Income tax provision (1)	11,068	7,387	18,056	6,190	19,306
Income (loss) from continuing operations before non-controlling interest	19,620	39,739	28,743	(3,672)	24,168
Non-controlling interest	—	—	—	—	(159)
Income (loss) from continuing operations	19,620	39,739	28,743	(3,672)	24,009
Income from discontinued operations, net of tax	9,604	2,337	914	957	999
Net income (loss)	$29,224	$42,076	$29,657	$(2,715)	$25,008

Earnings per share:
Continuing operations	$1.63	$3.32	$2.43	$(0.31)	$2.08
Discontinued operations	0.80	0.20	0.07	0.08	0.09
Basic earnings per share	$2.43	$3.52	$2.50	$(0.23)	$2.17

Continuing operations	$1.62	$3.32	$2.41	$(0.31)	$2.05
Discontinued operations	0.80	0.19	0.08	0.08	0.09
Diluted earnings per share	$2.42	$3.51	$2.49	$(0.23)	$2.14

(1) For an explanation of the effective tax rate for the last three fiscal years, see Note H of the Notes to Consolidated Financial
Statements included elsewhere in this Annual Report.

	Years ended September 30,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$103,118	$107,411	$89,669	$123,161	$115,061
Property, plant and equipment, net	156,896	144,495	78,489	59,416	63,370
Total assets	541,443	530,903	448,312	421,676	400,712
Long-term debt and capital lease obligations, including current maturities	3,200	3,616	4,355	5,441	6,885
Total stockholders' equity	371,097	355,226	310,103	275,343	277,303
Total liabilities and stockholders' equity	541,443	530,903	448,312	421,676	400,712
Dividends paid on common stock	11,998	—	—	—	—

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

Overview

We develop, design, manufacture and service custom-engineered equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power, and electric utility markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and accounted for under percentage of completion accounting which precludes us from providing detailed price and volume information.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and projects may take a number of months to produce; schedules also may change during the course of any particular project. Our operating results can be impacted by factors outside of our control.  For example, many of our projects have contracting arrangements where the approval of engineering and design specifications may affect the timing of the project execution thus impacting the recognition of revenue and costs. In the second half of Fiscal 2014, we experienced schedule changes on various U.S. projects which negatively impacted our results as the revenues have been pushed into subsequent quarters.

As of September 30, 2014, our order backlog strengthened to $507.1 million, an increase of approximately $69.2 million over the beginning of this fiscal year. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

The strength in the western Canadian oil and gas markets continued to be a major contributor to our increase in revenue in Fiscal 2014.  We completed the construction of our new Canadian facility and relocated operations from our previous facility in the fall of 2013. The production ramp of our Canadian operations has presented challenges resulting in inefficiencies that have led to extended project delivery times, higher operating costs, gross margin deterioration and project revenues being pushed into Fiscal 2015.  We continue to take actions to mitigate the risks associated with these challenges.

On January 15, 2014, we sold Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million. The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations in Fiscal 2014 in the accompanying consolidated statements of operations. We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying consolidated statements of operations.  Accordingly, we have removed Transdyn from the Results of Operations discussions below. For more information about this disposition, see Note N of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In the fourth quarter of Fiscal 2013, we recovered approximately $5.1 million related to one large project at Powell Canada, of which approximately $3.8 million was recorded as revenue and the remaining $1.3 million was related to amounts recorded to other assets in prior periods.  This recovery related to cost overruns on a large project with execution challenges which negatively impacted revenue and gross profit in Fiscal 2012.

Results of Operations

Twelve Months Ended September 30, 2014 Compared to Twelve Months Ended September 30, 2013

Revenue and Gross Profit

Revenues increased 1.1% or $6.9 million, to $647.8 million in Fiscal 2014. Domestic revenues decreased 2.5%, or $9.3 million, to $365.1 million in Fiscal 2014 primarily due to the mix of projects and international revenues increased 6.1%, or $16.3 million, to $282.7 million in Fiscal 2014. The expansion of our Canadian operations contributed to the increase in international revenues.  Revenues from industrial customers increased $18.8 million to $474.4 million in Fiscal 2014. Revenues from public and private utilities decreased $11.6 million to $127.0 million in Fiscal 2014. Revenues from municipal and transit projects decreased $0.3 million to $46.3 million in Fiscal 2014. Additionally, revenues in Fiscal 2013 were favorably impacted by the recovery of $3.8 million related to cost overruns from a previous year on a large industrial project.

Gross profit decreased 9.4%, or $13.0 million, to $125.5 million in Fiscal 2014.  Gross profit as a percentage of revenues decreased to 19.4% in Fiscal 2014, compared to 21.6% in Fiscal 2013 primarily due to higher costs resulting from the efficiency and utilization challenges associated with the ramp of our Canadian operations. Additionally, we incurred higher operating costs associated with inefficiencies from the re-implementation of our existing ERP system and added a suite of new software tools to expand our Business Systems.  These higher costs were partially offset by various supply chain and productivity initiatives. Gross profit for Fiscal 2013 was favorably impacted by the $3.8 million recovery from the project discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.0 million to $87.8 million in Fiscal 2014, compared to Fiscal 2013, primarily due to increased personnel costs, travel and administrative expenses and bad debts.  Selling, general and administrative expenses, as a percentage of revenues, increased to 13.5% in Fiscal 2014, compared to 12.4% in Fiscal 2013. This increase in selling, general and administrative expense was partially offset by a decrease in depreciation expense as our existing Business Systems became fully depreciated in December 2012 and the favorable impact of the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems, which went live in May 2014.  However, going forward, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.8 million in Fiscal 2014 compared to $1.7 million in Fiscal 2013 primarily due to the amendment to the supply agreement which is discussed in Note E of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Other Income

We recorded other income of $1.5 million in Fiscal 2014 which represents the amortization of the deferred gain from the amendment to the supply agreement discussed above.  We did not record other income in Fiscal 2013.

Income Tax Provision

Our provision for income taxes for continuing operations was $11.1 million in Fiscal 2014, compared to $7.4 million in Fiscal 2013.  The effective tax rate in Fiscal 2014 was 36.1%, which approximates the combined U.S. federal and state statutory rates as the majority of our income is attributable to the U.S. Additionally, the Federal Research and Development Tax Credit (R&D Credit) expired December 31, 2013.   The effective tax rate for Fiscal 2013 was 15.7% and was favorably impacted by the release of the $7 million valuation allowance recorded as an offset to the prior years’ Canadian pre-tax losses and the R&D Credit as well as the utilization of certain foreign tax credits.  For further information on the effective tax rate for Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Income from Continuing Operations

In Fiscal 2014, we recorded income from continuing operations of $19.6 million, or $1.62 per diluted share, compared to $39.7 million, or $3.32 per diluted share, in Fiscal 2013.  This decrease in income from continuing operations was primarily due to efficiency and utilization challenges associated with the ramp of our Canadian operations, higher operating costs associated with inefficiencies from the re-implementation of our existing ERP system and the mix of projects in process at our domestic operations.

Income from Discontinued Operations

In Fiscal 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations compared to $2.3 million, or $0.19 per diluted share, in Fiscal 2013 as the current fiscal year includes the gain on the sale. For additional information about this disposition, see Note N of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Backlog

The order backlog at September 30, 2014 was $507.1 million, compared to $437.9 million at September 30, 2013.  New orders placed in Fiscal 2014 totaled $725.8 million compared to $715.7 million in Fiscal 2013.  The year over year increase in new orders was primarily due to the continued strength in oil and gas production and petrochemical and pipeline projects.

Twelve Months Ended September 30, 2013 Compared to Twelve Months Ended September 30, 2012

Revenue and Gross Profit

Revenues decreased 7.2%, or $49.9 million, to $640.9 million in Fiscal 2013 compared to Fiscal 2012.  Domestic revenues decreased by 3.7%, or $14.6 million, to $374.4 million in Fiscal 2013 and international revenues decreased 11.7%, or $35.3 million, to $266.5 million in Fiscal 2013. Revenues decreased primarily due to the completion of certain complex domestic and international petrochemical and oil and gas construction projects that were in process during Fiscal 2012. However, revenues in Fiscal 2013 were favorably impacted by the recovery of $3.8 million related to cost overruns on a large industrial project at Powell Canada.  This Canadian project experienced execution challenges in the first half of Fiscal 2012, which negatively impacted revenue and gross profit in Fiscal 2012. Revenues from public and private utilities increased $22.8 million to $138.6 million in Fiscal 2013. Revenues from industrial customers decreased $70.7 million to $455.6 million in Fiscal 2013. Revenues from municipal and transit projects decreased $2.0 million to $46.6 million in Fiscal 2013.

Gross profit increased 4.3%, or $5.7 million, to $138.5 million in Fiscal 2013. Gross profit as a percentage of revenues increased to 21.6% in Fiscal 2013, compared to 19.2% in Fiscal 2012.  These increases were primarily driven by the recovery from the Canadian contract settlement discussed above, the margins associated with the mix of projects in process during Fiscal 2012 and 2013, as well as the increased focus on cost reduction activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million to $79.7 million in Fiscal 2013. Selling, general and administrative expenses, as a percentage of revenues, increased to 12.4% in Fiscal 2013 from 11.1% in Fiscal 2012. This increase was primarily related to increased personnel costs and increased long-term incentive compensation resulting from higher levels of operating performance over the three-year performance cycle. This increase in selling, general and administrative expenses was offset by a decrease in depreciation expense as our Business Systems became fully depreciated in December 2012. Additionally, selling, general and administrative costs for Fiscal 2013 were favorably impacted by the capitalization of certain personnel costs in Fiscal 2013 associated with the development and implementation of our new Business Systems. However, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized as the Business Systems were implemented in Fiscal 2014.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $1.7 million in Fiscal 2013, compared to $2.6 million in Fiscal 2012, as certain intangible assets became fully amortized.

Restructuring and Relocation Costs

During Fiscal 2013, we recorded restructuring and relocation charges totaling $3.9 million.  We incurred approximately $2.8 million in Fiscal 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and our new facility in Acheson, Alberta, Canada.  These costs were primarily related to the relocation of our operations, the loss on the sublease, and the abandonment of leasehold improvements on the previously occupied facilities in the second half of Fiscal 2013. The construction of our two new facilities was substantially completed in September 2013 and we relocated the majority of our operations and personnel from their previously leased facilities.

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

Gain on Settlement

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada in the amount of $1.7 million, which was received in April 2013.  There was no gain on settlement in Fiscal 2012.

Income Tax Provision

Our provision for income taxes reflected an effective tax rate on earnings before income taxes of 15.7% in Fiscal 2013 compared to 38.6% in Fiscal 2012.  The effective tax rate for Fiscal 2013 was favorably impacted by the release of the $7 million valuation allowance recorded as an offset to the prior years’ Canadian pre-tax losses.  We believe that it is more likely than not that the market conditions and our operating results going forward will allow us to realize the deferred tax assets associated with the prior year losses in Canada.  The rate for Fiscal 2013 was also favorably impacted by the Federal Research and Development Tax Credit and the utilization of certain foreign tax credits.  The effective tax rate for Fiscal 2012 was negatively impacted by our inability to record a tax benefit related to pre-tax losses in Canada.  For further information on the effective tax rate for Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Income from Continuing Operations

In Fiscal 2013, we recorded income from continuing operations of $39.7 million, or $3.32 per diluted share, compared to $28.7 million, or $2.41 per diluted share, in Fiscal 2012.  Income from continuing operations in Fiscal 2013 was positively impacted by the recovery of $3.8 million from the Canadian contract settlement and the favorable tax benefits discussed above.

Income from Discontinued Operations

In Fiscal 2013, we recorded $2.3 million, or $0.19 per diluted share, of income from discontinued operations compared to $0.9 million, or $0.08 per diluted share, in Fiscal 2012. For additional information about this disposition, see Note N of the Notes to Consolidated Financial Statements.

Backlog

The order backlog at September 30, 2013, was $437.9 million, compared to $365.9 million at September 30, 2012. New orders placed during Fiscal 2013 totaled $715.7 million compared to $659.9 million in Fiscal 2012. The backlog for Fiscal 2013 increased primarily due to continued strength in oil and gas production projects, refining projects and transportation markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $103.1 million at September 30, 2014, compared to $107.4 million at September 30, 2013. As of September 30, 2014, current assets exceeded current liabilities by 2.3 times and our debt to total capitalization ratio was 0.85%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of September 30, 2014, there were no amounts borrowed under this line of credit. We also have a $9.0 million revolving credit facility in Canada. At September 30, 2014, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $3.2 million at September 30, 2014, compared to $3.6 million at September 30, 2013. Total letters of credit outstanding were $21.5 million and $20.1 million at September 30, 2014 and 2013, respectively, which reduce our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at September 30, 2014 under the U.S. and Canadian revolving credit facilities were $53.5 million and $9.0 million, respectively. For further information regarding our debt, see Notes F and G of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Approximately $5.9 million of our cash at September 30, 2014 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

During Fiscal 2014, net cash provided by operating activities was $9.1 million.  During Fiscal 2013, net cash provided by operating activities was $91.4 million and in Fiscal 2012, net cash used in operating activities was $6.0 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers. During Fiscal 2014, our cash from operations decreased over Fiscal 2013, primarily due to the timing of billing and collection of contracts receivable based on the progress billing milestones, an increase in inventories and a decrease in accounts payable and income taxes payable.  The increase in inventories resulted in part from supply chain inefficiencies resulting from the re-implementation of our Business Systems.  These uses of cash were partially offset by the $10.0 million received from the amended supply agreement.  For further information regarding the amended supply agreement, see Note E of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  Additionally in Fiscal 2013, we received $6.8 million in contract settlements related to Fiscal 2012 matters. During Fiscal 2012, the cash used in operations of $6.0 million was primarily the result of increased unbilled contract receivables based on progress billing milestones.

Investing Activities

Purchases of property, plant and equipment during Fiscal 2014 totaled $16.5 million compared to $74.4 million and $29.1 million in Fiscal 2013 and 2012, respectively. A significant portion of the investments in Fiscal 2012 and 2013 were to acquire land and build facilities in the United States and Canada to support our continued expansion in our key markets, including the oil and gas markets and Canadian oil sands region. Costs related to the re-implementation and additional software added to our Business Systems were incurred during Fiscal 2013 and were placed into service in the third quarter of Fiscal 2014.

Financing Activities

Net cash used in financing activities was $12.5 million in Fiscal 2014 and $0.5 million in Fiscal 2013. Net cash provided by financing activities was $1.3 million during Fiscal 2012 due to cash being received from the exercise of stock options. The increase in the use of cash in Fiscal 2014 was primarily driven by the payment of $12.0 million in cash dividends.

Contractual and Other Obligations

At September 30, 2014, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2014, Payments Due by Period:	Long‑Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$406	$4,155	$4,561
1 to 3 years	809	5,490	6,299
3 to 5 years	806	3,036	3,842
More than 5 years	1,202	5,586	6,788
Total long-term contractual obligations	$3,223	$18,267	$21,490

The lease on our previously occupied Canadian facility does not expire until July 2023; however, we have sublet that facility through July 2019.

As of September 30, 2014, the total unrecognized tax benefit related to uncertain tax positions was $4.0 million. We estimate that none of this will be paid within the next 12 months.  However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 1% due to the expiration of certain statutes of limitations in various state and local jurisdictions.  We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $24.2 million as of September 30, 2014, of which $21.5 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2014, Payments Due by Period:	Letters of Credit
Less than 1 year	$12,939
1 to 3 years	8,340
More than 3 years	2,893
Total long-term commercial obligations	$24,172

We also had performance and maintenance bonds totaling $298.7 million that were outstanding at September 30, 2014. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.

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

Growth in demand for energy is expected to continue over the long term. This, when coupled with the need for replacement of existing infrastructure that is nearing the end of its life cycle, demonstrates a continued need for products and services produced by us. Our orders over the past year have been solid, driven primarily by the relative stability in the oil and gas industry overall, along with the specific demand associated with Canadian oil sands related projects. We continue to experience timing challenges in the near-term related to the awarding of large projects due to various global market conditions and industry constraints. However, the long-term outlook for continued opportunities for our products and services remains positive; even though the timing and pricing of many of these projects are difficult to predict.

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

The western Canadian oil and gas market continues to provide project opportunities for Powell. Demand for our products and solutions in this market are placing pressure on our production ramp plan. We completed the construction of our new Acheson, Alberta facility and relocated operations from our previous facility in the fall of 2013. The production ramp of our Canadian operations has presented and may continue to present challenges resulting in inefficiencies and extended project delivery times. We believe the challenges from the ramp of our Canadian operations will likely result in higher costs, gross margin deterioration and delay the recognition of revenues into Fiscal 2015.  We continue to take actions to mitigate the risks associated with these challenges.

We are in the process of expanding our manufacturing facility in Acheson, Alberta, Canada. The expansion is expected to cost approximately $33 million and is expected to be funded from our existing cash and cash equivalents and future cash flows from operations. We expect the expansion of our Canadian facility to be completed in early Fiscal 2015.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve.

Effects of Inflation

We are subject to inflation, which can cause increases in our costs of raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings. The inflation in commodity prices could potentially impact our operations in future years.

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

Warranty Costs

We provide for estimated warranty costs with the recognition of revenue based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of energization. Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. We use past experience and historical claims to determine the estimated liability. Actual results could differ from our estimate.

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although our Canadian operations reported a loss for Fiscal 2014, we believe that the net deferred tax asset recorded as of September 30, 2014, is realizable through future reversals of existing taxable temporary differences and future taxable income. The recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating environments change. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

In March 2013, the FASB issued accounting guidance to resolve the diversity in practice for accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of real estate or conveyance of oil and gas mineral rights) within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013, which would be our fiscal year ended September 30, 2015. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

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

In April 2014, the FASB issued an amendment to the financial reporting of discontinued operations.  The amendments in this update changed the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to the financial reporting of discontinued operations guidance in U.S. GAAP.  Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this update are effective in the first quarter of 2015, which would be our fiscal year end September 30, 2016. Early adoption is permitted for disposals that have not been previously reported as discontinued operations.

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

In June 2014, the FASB issued an amendment to the topic regarding share-based payments and instances where terms of an award provide that a performance target can be achieved after the requisite service period.  This guidance has been provided to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Market Risk

We are also exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power, electric utility and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at September 30, 2014.  During Fiscal 2014, our realized foreign exchange losses were $1.5 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
December 3, 2014

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$103,118	$107,411
Accounts receivable, less allowance for doubtful accounts of $1,577 and $572, respectively	107,162	112,074
Costs and estimated earnings in excess of billings on uncompleted contracts	95,970	79,420
Inventories	32,815	28,963
Income taxes receivable	2,804	3,022
Deferred income taxes	5,297	4,490
Prepaid expenses	5,870	5,893
Other current assets	4,291	658
Current assets held for sale	—	15,409
Total Current Assets	357,327	357,340
Property, plant and equipment, net	156,896	144,495
Goodwill	1,003	1,003
Intangible assets, net	1,904	11,612
Deferred income taxes	11,422	9,016
Other assets	8,224	7,293
Long-term receivable (Note E)	4,667	—
Long-term assets held for sale	—	144
Total Assets	$541,443	$530,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$416
Income taxes payable	705	4,647
Accounts payable	70,209	55,528
Accrued salaries, bonuses and commissions	25,206	25,799
Billings in excess of costs and estimated earnings on uncompleted contracts	48,702	48,334
Accrued product warranty	4,557	5,282
Other accrued expenses	6,291	10,209
Deferred credit − short term (Note E)	2,029	—
Current liabilities held for sale	—	17,848
Total Current Liabilities	158,099	168,063
Long-term debt and capital lease obligations, net of current maturities	2,800	3,200
Deferred compensation	4,226	3,480
Other long-term liabilities	655	730
Deferred credit − long term (Note E)	4,566	—
Long-term liabilities held for sale	—	204
Total Liabilities	$170,346	$175,677
Commitments and Contingencies (Note G)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,031,243 and 11,970,967 shares issued and outstanding, respectively	120	119
Additional paid-in capital	46,267	43,193
Retained earnings	331,213	313,987
Accumulated other comprehensive loss	(6,503)	(2,073)
Total Stockholders' Equity	371,097	355,226
Total Liabilities and Stockholders' Equity	$541,443	$530,903

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2014	2013	2012

Revenues	$647,814	$640,867	$690,741
Cost of goods sold	522,340	502,375	557,938
Gross profit	125,474	138,492	132,803

Selling, general and administrative expenses	87,756	79,707	76,961
Research and development expenses	7,608	7,615	6,286
Amortization of intangible assets	779	1,659	2,599
Restructuring and relocation expenses	—	3,927	—
Operating income	29,331	45,584	46,957

Gain on settlement	—	(1,709)	—
Other income (See Note E)	(1,522)	—	—
Interest expense	178	202	272
Interest income	(13)	(35)	(114)
Income from continuing operations before income taxes	30,688	47,126	46,799

Income tax provision	11,068	7,387	18,056

Income from continuing operations	19,620	39,739	28,743

Income from discontinued operations, net of tax (Note N)	9,604	2,337	914

Net income	$29,224	$42,076	$29,657

Earnings per share:
Continuing operations	$1.63	$3.32	$2.43
Discontinued operations	0.80	0.20	$0.07
Basic earnings per share	$2.43	$3.52	$2.50

Continuing operations	$1.62	$3.32	$2.41
Discontinued operations	0.80	0.19	0.08
Diluted earnings per share	$2.42	$3.51	$2.49

Weighted average shares:
Basic	12,003	11,948	11,850
Diluted	12,058	11,994	11,925

Dividends per share	$1.00	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2014	2013	2012

Net income	$29,224	$42,076	$29,657
Foreign currency translation adjustments	(4,447)	(1,719)	833
Postretirement benefit adjustment, net of tax	17	25	159
Comprehensive income	$24,794	$40,382	$30,649

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2011	11,752	$117	$34,343	$242,254	$(1,371)	$275,343
Net income	—	—	—	29,657	—	29,657
Foreign currency translation adjustments	—	—	—	—	833	833
Exercise of stock options	98	1	1,798	—	—	1,799
Stock-based compensation	7	—	1,004	—	—	1,004
Excess tax benefit from share-based compensation	—	—	743	—	—	743
Shares withheld in lieu of employee tax withholding	—	—	(154)	—	—	(154)
Amortization of restricted stock	—	—	135	—	—	135
Issuance of restricted stock	74	1	583	—	—	584
Retirement of stock	(15)	—	—	—	—	—
Postretirement benefit adjustment, net of tax of $20	—	—	—	—	159	159
Balance, September 30, 2012	11,916	$119	$38,452	$271,911	$(379)	$310,103
Net income	—	—	—	42,076	—	42,076
Foreign currency translation adjustments	—	—	—	—	(1,719)	(1,719)
Stock-based compensation	39	—	2,369	—	—	2,369
Excess tax benefit from share-based compensation	—	—	464	—	—	464
Shares withheld in lieu of employee tax withholding	—	—	(187)	—	—	(187)
Amortization of restricted stock	—	—	2,095	—	—	135
Issuance of restricted stock	17	—	—	—	—	—
Retirement of stock	(1)	—	—	—	—	—
Postretirement benefit adjustment, net of tax of $14	—	—	—	—	25	25
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	$(2,073)	$355,226
Net income	—	—	—	29,224	—	29,224
Foreign currency translation adjustments	—	—	—	—	(4,447)	(4,447)
Stock-based compensation	44	—	3,385	—	—	3,385
Excess tax benefit from share-based compensation	—	—	407	—	—	407
Shares withheld in lieu of employee tax withholding	—	—	(718)	—	—	(718)
Issuance of restricted stock	16	1	—	—	—	1
Dividends paid	—	—	—	(11,998)	—	(11,998)
Postretirement benefit adjustment, net of tax of $9	—	—	—	—	17	17
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	$(6,503)	$371,097

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2014	2013	2012

Operating Activities:
Net income	$29,224	$42,076	$29,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,386	8,519	10,465
Amortization	779	1,671	2,612
Gain on sale of discontinued operations, net of tax	(8,563)	—	—
Stock-based compensation	3,385	4,464	1,723
Excess tax benefit from stock-based compensation	(407)	(464)	(743)
Bad debt expense/(recovery)	1,074	(544)	842
Deferred income tax benefit	(3,212)	(6,720)	(1,422)
Gain on amended supply agreement	(1,522)	—	—
Cash received from amended supply agreement	10,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,959	5,838	(16,209)
Costs and billings in excess of estimates on uncompleted contracts	(17,089)	23,054	(42,247)
Inventories	(3,959)	3,881	3,948
Prepaid expenses and other current assets	(1,101)	(3,530)	4,821
Accounts payable and income taxes payable	1,002	13,029	(5,293)
Accrued liabilities	(4,997)	(633)	6,411
Other, net	1,524	784	(530)
Net assets held for sale	(10,355)	—	—
Net cash provided by (used in) operating activities	9,128	91,425	(5,965)
Investing Activities:
Proceeds from sale of property, plant and equipment	118	885	195
Proceeds from sale of Transdyn	14,819	—	—
Decrease in cash held in escrow	—	—	1,000
Purchases of property, plant and equipment	(16,495)	(74,369)	(29,063)
Net cash used in investing activities	(1,558)	(73,484)	(27,868)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Excess tax benefit from stock-based compensation	407	464	743
Shares withheld in lieu of employee tax withholding	(499)	(187)	(154)
Dividends paid	(11,998)	—	—
Proceeds from exercise of stock options	—	—	1,799
Payments on short-term and other financing	(16)	(329)	(717)
Net cash provided by (used in) financing activities	(12,506)	(452)	1,271
Net increase (decrease) in cash and cash equivalents	(4,936)	17,489	(32,562)
Effect of exchange rate changes on cash and cash equivalents	643	(118)	(864)
Cash and cash equivalents, beginning of period	107,411	90,040	123,466
Cash and cash equivalents, end of period	$103,118	$107,411	$90,040

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Business and Organization

Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited (formerly Switchgear & Instrumentation Limited); Powell Canada Inc. and Powell Industries International, B.V.

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, monitor and control the flow of electrical energy and (2)  provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power, electric utility and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

References to Fiscal 2014, Fiscal 2013 and Fiscal 2012 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2014, 2013 and 2012, respectively.

We previously reported two business segments: Electrical Power Products and Process Control Systems.  In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn), which was reported in our Process Controls business segment.  We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying consolidated balance sheet as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying consolidated statements of operations. While this sale did not result in a material disposition of assets or material reduction to income before income taxes relative to our consolidated financial statements, the revenues, gross profit, income before income taxes and assets of Transdyn comprised a significant majority of those respective amounts previously reported in our Process Control Systems business segment. As we previously reported only two business segments, Electrical Power Products and Process Control Systems, we have removed the presentation of business segments in these Notes to Consolidated Financial Statements.  All current and historical financial information presented exclude the financial information for Transdyn or presents it as discontinued operations where applicable.  For more information about this disposition, see Note N.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Powell and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Reclassifications have been made in prior years’ Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity to conform and expand the presentation of shares withheld in lieu of employee tax withholding in the current year. These reclassifications have not resulted in any changes to previously reported cash flows or equity for any periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, goodwill and other intangible assets, self-insurance, warranty accruals and income taxes. The amounts recorded for insurance claims, warranties, legal, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2014	2013	2012
Cash paid during the period for:
Interest, net of interest income	$149	$164	$141
Income taxes, net of refunds	18,889	14,783	12,104
Non-cash capital expenditures	13,527	2,807	—

Fair Value of Financial Instruments

Financial instruments include cash, cash equivalents, receivables, deferred compensation, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate, the Canadian Prime Rate or the bank’s prime rate.

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2014 and 2013, accounts receivable included retention amounts of $6.7 million and $9.7 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Approximately $0.4 million of the retained amount at September 30, 2014, is expected to be collected subsequent to September 30, 2015.

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

Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such assets is necessary. For intangible assets that are amortized, we review their estimated useful lives and evaluate whether events and circumstances warrant a revision to the remaining useful life. For additional information regarding our intangible assets and related impairment, see Note E herein.

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

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although our Canadian operations reported a loss for Fiscal 2014, we believe that the deferred tax asset recorded as of September 30, 2014, is realizable through future reversals of existing taxable temporary differences and future taxable income. The recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating environments change.  We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

Warranties

We provide for estimated warranty costs with the recognition of revenue based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of energization, whichever occurs first. Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts.  We use past experience and historical claims to determine the estimated liability. Actual results could differ from our estimate.

Research and Development Expense

Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred.  Such amounts were $7.6 million, $7.6 million and $6.3 million in Fiscal 2014, 2013 and 2012, respectively.

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

In April 2014, the FASB issued an amendment to the financial reporting of discontinued operations.  The amendments in this update changed the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to the financial reporting of discontinued operations guidance in U.S. GAAP.  Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this update are effective in the first quarter of 2015, which would be our fiscal year end September 30, 2016. Early adoption is permitted for disposals that have not been previously reported as discontinued operations.

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

In June 2014, the FASB issued an amendment to the topic regarding share-based payments and instances where terms of an award provide that a performance target can be achieved after the requisite service period.  This guidance has been provided to resolve the diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and is attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended September 30,
	2014	2013	2012
Numerator:
Income from continuing operations	$19,620	$39,739	$28,743
Income from discontinued operations	9,604	2,337	914
Net income	$29,224	$42,076	$29,657
Denominator:
Weighted average basic shares	12,003	11,948	11,850
Dilutive effect of restricted stock units	55	46	75
Weighted average diluted shares with assumed conversions	12,058	11,994	11,925
Net earnings per share:
Continuing operations	$1.63	$3.32	$2.43
Discontinued operations	0.80	0.20	0.07
Basic earnings per share	$2.43	$3.52	$2.50

Continuing operations	$1.62	$3.32	$2.41
Discontinued operations	0.80	0.19	0.08
Diluted earnings per share	$2.42	$3.51	$2.49

D. Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2014	2013
Balance at beginning of period	$572	$1,297
Bad debt expense/(recovery)	1,074	(544)
Uncollectible accounts written off, net of recoveries	(58)	(171)
Change in foreign currency translation	(11)	(10)
Balance at end of period	$1,577	$572

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2014	2013
Raw materials, parts and subassemblies	$35,349	$30,077
Work-in-progress	2,035	3,818
Provision for excess and obsolete inventory	(4,569)	(4,932)
Total inventories	$32,815	$28,963

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2014	2013
Costs incurred on uncompleted contracts	$604,939	$618,570
Estimated earnings	157,562	159,962
	762,501	778,532
Less: Billings to date	(715,233)	(747,446)
Net underbilled position	$47,268	$31,086

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$95,970	$79,420
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(48,702)	(48,334)
Net underbilled position	$47,268	$31,086

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2014	2013	Asset Lives
Land	$23,545	$24,022	—
Buildings and improvements	100,901	79,621	3 - 39 Years
Machinery and equipment	100,922	71,808	3 - 15 Years
Furniture and fixtures	3,852	2,736	3 - 10 Years
Construction in process	15,878	48,301	—
	$245,098	$226,488
Less: Accumulated depreciation	(88,202)	(81,993)
Total property, plant and equipment, net	$156,896	$144,495

The increase in buildings and improvements and machinery and equipment was primarily the result of construction of the new facilities in Houston, Texas, and Acheson, Alberta, Canada.

There were no assets under capital lease as of September 30, 2014; however, at September 30, 2013, we had assets under capital lease of $0.5 million, with related accumulated depreciation of $0.5 million which was included in property and equipment.  Depreciation expense from continuing operations, including the depreciation of capital leases, was $11.4 million, $8.5 million and $10.5 million for fiscal years 2014, 2013 and 2012, respectively.

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2014	2013
Balance at beginning of period	$5,282	$5,548
Increase to warranty expense	3,237	4,020
Deduction for warranty charges	(3,892)	(4,321)
Increase (decrease) due to foreign currency translations	(70)	35
Balance at end of period	$4,557	$5,282

E. Intangible Assets

Our intangible assets consist of goodwill, which is not being amortized, purchased technology (6- to 7-year useful lives) and trade names (10-year useful life), which are amortized over their estimated useful lives. We test for impairment of goodwill and intangible assets annually, or immediately if conditions indicate that impairment could exist. No impairment was identified as a result of performing our annual impairment test of goodwill for Fiscal 2014 or 2013.

Intangible assets balances, subject to amortization, at September 30, 2014 and 2013, consisted of the following (in thousands):

	September 30, 2014			September 30, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(9,918)	$1,831	$11,749	$(9,489)	$2,260
Trade name	1,136	(1,063)	73	1,136	(967)	169
Supply agreement	—	—	—	17,580	(8,397)	9,183
Total	$12,885	$(10,981)	$1,904	$30,465	$(18,853)	$11,612

Amortization of intangible assets recorded for the years ended September 30, 2014, 2013 and 2012, was $0.8 million, $1.7 million and $2.6 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2015	$449
2016	376
2017	376
2018	376
2019	327

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  We have $2.3 million recorded in other current assets and the remaining $4.7 million is recorded as a long-term receivable. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized the $1.5 million gain in other income in Fiscal 2014.

F. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2014	2013
Industrial development revenue bonds	$3,200	$3,600
Capital lease obligations	—	16
Subtotal long-term debt and capital lease obligations	3,200	3,616
Less: current portion	(400)	(416)
Total long-term debt and capital lease obligations	$2,800	$3,200

The annual maturities of long-term debt as of September 30, 2014, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2015	$400
2016	400
2017	400
2018	400
2019	400
Thereafter	1,200
Total long-term debt maturities	$3,200

U.S. Revolver

In Fiscal 2014, we amended and restated our existing credit agreement (Amended Credit Agreement) with a major domestic bank. We entered into this Amended Credit Agreement to, among other things, allow for the payment of dividends and to extend the expiration date of the facility. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $21.5 million for our outstanding letters of credit at September 30, 2014.

There were no borrowings outstanding under the U.S. Revolver as of September 30, 2014. Amounts available under the U.S. Revolver were $53.5 million at September 30, 2014. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2014, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $9.0 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit at September 30, 2014.

There were no borrowings outstanding under the Canadian Revolver as of September 30, 2014 and amounts available under the Canadian Revolver were $9.0 million at September 30, 2014. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of September 30, 2014, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2014. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At September 30, 2014, the balance in the restricted sinking fund was approximately $0.4 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.20% as of September 30, 2014.

G. Commitments and Contingencies

Long-Term Debt

See Note F herein for a discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023.

At September 30, 2014, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2015	$4,155
2016	3,183
2017	2,307
2018	1,600
2019	1,436
Thereafter	5,586
Total lease commitments	$18,267

Lease expense for all operating leases was $3.9 million, $4.7 million and $4.3 million for Fiscal 2014, 2013 and 2012, respectively. The lease on our previous Canadian facility does not expire until July 2023; however, we have sublet that facility through July 2019. We recorded a $1.7 million loss in the fourth quarter of fiscal year 2013 for the net difference between our annual lease costs and the expected receipts from the anticipated sublease, as well as the write-off of leasehold improvements.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.5 million as of September 30, 2014. We also had performance and maintenance bonds totaling $298.7 million that were outstanding, with additional bonding capacity of $301.3 million available, at September 30, 2014.

In October 2014 we extended our $16.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2014, we had outstanding guarantees totaling $2.6 million under this Facility Agreement.  Amounts available under this Facility Agreement were $13.6 million as of September 30, 2014.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2014, we were in compliance with all of the financial covenants of the Facility Agreement.

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

H. Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Current:
Federal	$12,184	$10,919	$17,648
State	2,226	1,757	1,513
Foreign	(130)	1,575	331
	14,280	14,251	19,492
Deferred:
Federal	(1,798)	(580)	(1,853)
State	(311)	(114)	24
Foreign	(1,103)	(6,170)	393
	(3,212)	(6,864)	(1,436)
Total income tax provision	$11,068	$7,387	$18,056

Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
U.S.	$35,131	$43,299	$52,450
Other than U.S.	(4,443)	3,827	(5,651)
Income before income taxes	$30,688	$47,126	$46,799

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2014	2013	2012
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	3	2	2
International withholding tax	—	(1)	(1)
Other permanent tax items	1	1	—
Foreign rate differential	1	(1)	1
Domestic production activities deduction	(3)	(3)	(3)
Foreign valuation allowance and other	(1)	(17)	4
Effective rate	36%	16%	38%

Our provision for income taxes reflects an effective tax rate on pre-tax earnings of 36% in Fiscal 2014 compared to 16% and 38% in Fiscal 2013 and 2012, respectively. The effective tax rates for Fiscal 2014 and 2012 are comparable while the effective tax rate in Fiscal 2013 was materially lower, resulting from the release of a valuation allowance that was recorded against Canadian deferred tax assets.

We have not recorded deferred income taxes on $19 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2010 – 2013, United Kingdom 2013 and the United States 2009 – 2013.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2014	2013
Current deferred income taxes:
Gross assets	$5,297	$5,335
Gross liabilities	—	(845)
Net current deferred income tax asset	5,297	4,490
Noncurrent deferred income taxes:
Gross assets	11,532	9,016
Gross liabilities	(110)	—
Net noncurrent deferred income tax asset	11,422	9,016
Net deferred income tax asset	$16,719	$13,506

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2014	2013
Deferred Tax Assets:
Net operating loss	$6,236	$3,892
Uniform capitalization and inventory	2,529	2,510
Deferred compensation	1,611	1,297
Stock-based compensation	1,529	1,291
Reserve for accrued employee benefits	1,444	1,396
Depreciation and amortization	1,217	944
Warranty accrual	643	1,042
Goodwill	474	1,198
Postretirement benefits liability	252	396
Allowance for doubtful accounts	495	163
Workers’ compensation	128	185
Accrued legal	65	57
Credit carryforwards and other	1,109	845
Gross deferred tax asset	17,732	15,216
Less: valuation allowance	(903)	(865)
Deferred tax asset	16,829	14,351
Deferred Tax Liabilities:
Uncompleted contracts	—	(845)
Other	(110)	—
Deferred tax liabilities	(110)	(845)
Net deferred tax asset	$16,719	$13,506

At September 30, 2014, we had $24 million of gross foreign operating loss carryforwards which are subject to a 20-year carryforward period, the first of which will expire in 2031. At September 30, 2013, we released a valuation allowance that was recorded against Canadian deferred tax assets, resulting in a $7 million tax benefit.  Although our Canadian operations reported a loss for Fiscal 2014, we believe these deferred tax assets are more likely than not to be utilized by future taxable income. With the exception of the deferred tax assets related to certain foreign withholding taxes as well as the net operating losses of our Dutch entities, we believe that our other deferred tax assets are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income. The recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability. Estimates may change as new events occur, additional information becomes available or operating environments change.

A reconciliation of the beginning and ending amount of the unrecognized tax liabilities follows (in thousands):

Balance as of September 30, 2013	$3,845
Increases related to tax positions taken during the current period	225
Increases related to tax positions taken during a prior period	14
Decreases related to expirations of statute of limitations	(58)
Balance as of September 30, 2014	$4,026

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2014 was not material.

During Fiscal 2013, prior year U.S. federal income tax returns were amended to reflect increased research and development credits, and unrecognized tax benefits related to these refund claims were recorded. Fiscal 2012 and 2011 tax returns, along with the refund claims, are currently under review by the Internal Revenue Service Joint Committee on Taxation (JCT).  It is reasonably possible that the amount of unrecognized tax benefits related to our research and development credits will change during the next twelve months. In addition, management believes that it is reasonably possible that within the next 12 months other unrecognized tax benefits will decrease by approximately 1% due to the expiration of certain federal statutes of limitations.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, with the exception of the JCT review, we do not believe it is reasonably possible that our unrecognized tax benefits could materially change in the next 12 months.

I. Employee Benefit Plans

Retirement Plans

We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $5.3 million, $4.9 million and $4.2 million in Fiscal 2014, 2013 and 2012, respectively.

Deferred Compensation

We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants.  The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are charged to compensation expense. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded $0.2 million in compensation expense related to this plan in Fiscal 2014. Total assets held by the trustee and deferred compensation liabilities were $3.5 million and $3.7 million, respectively, at September 30, 2014.

Certain former executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.5 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $4.4 million at September 30, 2014.

Retiree Medical Plan

We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.  The unfunded liability was $0.7 million as of September 30, 2014 and 2013 and our net periodic postretirement benefit costs have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

J. Stock-Based Compensation

We have the following stock-based compensation plans:

In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Equity Incentive Plan (the 2014 Plan) which replaced our 2006 Equity Compensation Plan (2006 Plan). Persons eligible to receive awards under the 2014 Plan include our officers and employees. The 2014 Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards, as well as certain other awards.  We have reserved 750,000 shares of common stock for issuance under the 2014 Plan.  In Fiscal 2014, 4,778 shares were issued under the 2014 Plan and the total number of shares of common stock left available was 745,222 shares.  In August 2012, 45,000 shares of restricted stock were issued under the 2006 Plan to our new President and Chief Executive Officer. These shares were issued at a price of $39.11 per share and vest over a three-year period on each anniversary of the grant date.  In June 2012, 2,000 shares of restricted stock were issued under the 2006 Plan to the Chairman of the Board, who was an employee of the Company at the time the shares were issued. These shares were issued at a price of $37.50 per share and vest over a two-year period on each anniversary of the grant date. The 2006 Plan terminated in December 2013 and no further awards will be made under this plan.

In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan), which replaced our former Restricted Stock Plan. Persons eligible to receive awards under the 2014 Director Plan are non-employee directors of the Board.  The 2014 Director Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, as well as certain other awards. Subject to certain conditions and restrictions as determined by the Compensation Committee of the Board and proportionate adjustments in the event of stock dividends, stock splits and similar corporate transactions, each eligible director will receive 2,000 shares of restricted stock annually.  The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.  We reserved 150,000 shares of common stock for issuance under the 2014 Director Plan and in February 2014, 16,000 shares of restricted stock were issued to our non-employee directors at a price of $66.15 per share under this plan.  The total number of shares of common stock available for future awards under this plan was 134,000 shares as of September 30, 2014.  We did not issue any shares in Fiscal 2014 under the Restricted Stock Plan, however, in January 2013, 500 shares of restricted stock were issued to a newly appointed director at a price of $42.54 per share.  In February 2013, 16,000 shares of restricted stock were issued to our directors at a price of $58.54 per share. In Fiscal 2012, 16,000 shares of restricted stock were issued to our directors at a price of $37.50 per share.  The Restricted Stock Plan terminates in December 2014, and no further grants shall be made under this plan.

Restricted stock grants vest equally over their respective vesting period on each anniversary of the grant date and compensation expense is recognized over their respective vesting periods based on the price per share on the grant date.  At September 30, 2014 and 2013, there were 54,240 shares and 68,100 shares of unvested restricted stock outstanding.  During the year ended September 30, 2014, we recorded compensation expense of $1.3 million related to restricted stock grants. We recorded compensation expense of $2.1 million and $0.7 million related to restricted stock grants for the years ended September 30, 2013 and 2012, respectively.

We also issue restricted stock units (RSUs) to certain officers and key employees of the company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Sixty percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty percent of the RSUs are time-based and vest over a three-year period. At September 30, 2014, there were 106,845 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.  In Fiscal 2014, 2,200 restricted stock units were issued under the 2006 Plan. We recorded compensation expense of $2.1 million, $2.4 million and $1.5 million related to RSUs for the years ended September 30, 2014, 2013 and 2012, respectively.

Total RSU activity (number of shares) for the past three years is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2011	69,378	$36.10
Granted	54,825	31.18
Vested	(24,478)	38.71
Forfeited	—	—
Outstanding at September 30, 2012	99,725	$32.69
Granted	58,775	39.05
Vested	(66,383)	34.00
Forfeited	(10,562)	33.46
Outstanding at September 30, 2013	81,555	$38.66
Granted	57,200	66.15
Vested	(29,832)	44.88
Forfeited	(2,078)	56.34
Outstanding at September 30, 2014	106,845	$51.30

We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital.  As of September 30, 2014 and 2013, amounts not yet recognized related to non-vested stock totaled $2.4 million and $2.1 million, respectively. As of September 30, 2014, the total weighted average remaining contractual life of our restricted stock and RSU’s is 0.87 years and 1.15 years, respectively.

K. Fair Value Measurements

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

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash equivalents	$10,535	$—	$—	$10,535
Deferred compensation	724	2,802	—	3,526
Liabilities:
Deferred compensation	—	3,688	—	3,688

The following table summarizes the fair value of our assets that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Cash equivalents	$10,531	$—	$—	$10,531
Deferred compensation	793	2,069	—	2,862
Liabilities:
Deferred compensation	—	2,862	—	2,862

Cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets.

Fair Value of Other Financial Instruments

Fair value guidance requires certain fair value disclosures be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. These assets include both mutual fund investments and company-owned life insurance policies.  Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The fair values of the underlying securities of these funds are based on quoted market prices and are categorized as Level I in the fair value measurement hierarchy.  The company-owned life insurance policies are valued at cash surrender value and are therefore categorized as Level 2 in the fair value measurement hierarchy.

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

There were no transfers between levels with the fair value measurement hierarchy during Fiscal 2014.

L. Geographic Information

All revenues represent sales to unaffiliated customers and are summarized for the last three fiscal years by region in the table below:

	Year Ended September 30,
	2014	2013	2012
United States	$365,085	$374,453	$388,977
Canada	137,684	113,391	92,656
Middle East and Africa	84,330	61,618	79,778
Europe (including former Soviet Union)	34,920	24,092	24,857
Far East	15,127	35,388	12,418
Mexico, Central and South America	10,668	31,925	92,055
Total revenues	$647,814	$640,867	$690,741

	September 30,
	2014	2013
Long-lived assets:
United States	$99,711	$96,824
Canada	51,493	41,777
United Kingdom	5,692	5,894
Total	$156,896	$144,495

Long-lived assets consist of property, plant and equipment net of accumulated depreciation.

M. Quarterly Information

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2014 and 2013 (in thousands, except per share data):

	2014 Quarters
	First	Second	Third	Fourth	2014
Revenues	$171,872	$162,295	$150,800	$162,847	$647,814
Gross profit	35,158	34,928	29,642	25,746	125,474
Income from continuing operations	7,268	6,976	2,947	2,429	19,620
Net income	8,255	15,593	2,947	2,429	29,224
Earnings per share ─ continuing operations:
Basic	$0.61	$0.58	$0.25	$0.20	$1.63
Diluted	$0.60	$0.58	$0.24	$0.20	$1.62

Earnings per share: (1)
Basic	$0.69	$1.30	$0.25	$0.20	$2.43
Diluted	$0.68	$1.29	$0.24	$0.20	$2.42

	2013 Quarters
	First	Second	Third	Fourth	2013
Revenues	$146,858	$146,041	$171,733	$176,235	$640,867
Gross profit	32,402	29,543	36,593	39,954	138,492
Income from continuing operations	7,120	6,202	9,083	17,334	39,739
Net income	7,385	6,818	9,305	18,568	42,076
Earnings per share ─ continuing operations:
Basic	$0.60	$0.52	$0.76	$1.45	$3.32
Diluted	$0.60	$0.52	$0.76	$1.44	$3.32

Earnings per share: (2)
Basic	$0.62	$0.57	$0.78	$1.55	$3.52
Diluted	$0.62	$0.57	$0.78	$1.54	$3.51

(1)	The increase in earnings per share for the second quarter of Fiscal 2014 was primarily due to the sale of Transdyn. For additional information on this disposition, see Note N.
(2)

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

N. Discontinued Operations

On January 15, 2014, we sold our wholly owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, of which we received cash of $14.4 million.  The remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations, and was recorded to other assets.  We received additional cash of $0.4 million after the final working capital adjustment was calculated in March 2014. We recorded a gain on this transaction of $8.6 million, net of tax, which has been included in income from discontinued operations in Fiscal 2014 in the accompanying consolidated statements of operations.  Transdyn’s results were previously reflected in the Process Control Systems business segment.

We reclassified the assets and liabilities of Transdyn as held for sale within the accompanying consolidated balance sheets as of September 30, 2013 and presented the results of these operations as income from discontinued operations, net of tax, for each of the accompanying consolidated statements of operations.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Revenues	$13,923	$33,905	$26,452
Income from discontinued operations, net of tax of $633, $1,269 and $522, respectively	$1,041	$2,337	$914
Gain on sale of discontinued operations, net of tax of $5,218	8,563	—	—
Net income from discontinued operations, net of tax	$9,604	$2,337	$914
Earnings per share information:
Basic	$0.80	$0.20	$0.07
Diluted	$0.80	$0.19	$0.08

September 30,
2013
Current assets:
Cash and cash equivalents	$337
Accounts receivable	7,346
Contracts in progress	7,201
Inventories, net	20
Prepaid expenses and other current assets	505
Current assets held for sale	$15,409
Long-term assets:
Property, plant and equipment, net	$93
Other assets	51
Long-term assets held for sale	$144

Current liabilities:
Accounts payable	$2,973
Accrued salaries, bonuses and commissions	1,675
Billings in excess of cost	11,867
Other accrued expenses and liabilities	1,333
Current liabilities held for sale	$17,848

Long-term liabilities:
Long-term liabilities held for sale	$204

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2014, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our system of internal control was designed using a top-down risk-based approach to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions or deterioration in the degree of compliance with the policies or procedures.

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2014, based on criteria in Internal Control – Integrated Framework (1992) issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2014, which appears in their report on the financial statements included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2014.

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

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2014.

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

10.35	—	Employment Agreement dated as of December 1, 2013, between the Company and Neil Dial (filed as Exhibit 10.1 to our Form 8-K filed December 5, 2013, and incorporated herein by reference).

10.36	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.37	—

Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.38	—

Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.39	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.40	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.41	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.42	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.43	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits

10.44	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.45	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.46	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.47	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto. (filed as Exhibit 10.10 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.48	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014.

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: December 3, 2014

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

10.35	—	Employment Agreement dated as of December 1, 2013, between the Company and Neil Dial (filed as Exhibit 10.1 to our Form 8-K filed December 5, 2013, and incorporated herein by reference).

10.36	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.37	—

Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.38	—

Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.39	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.40	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.41	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.42	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.43	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.44	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.45	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.46	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.47	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto. (filed as Exhibit 10.10 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
*10.48	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014.

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.