Form 10-Q
period 2014-12-31
POWELL INDUSTRIES INC
filed 2015-02-04
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

At January 30, 2015, there were 12,059,692 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$56,464	$103,118
Accounts receivable, less allowance for doubtful accounts of $1,844 and $1,577	131,253	107,162
Costs and estimated earnings in excess of billings on uncompleted contracts	84,922	95,970
Inventories	36,630	32,815
Income taxes receivable	3,356	2,804
Deferred income taxes	5,106	5,297
Prepaid expenses	4,752	5,870
Other current assets	4,334	4,291
Total Current Assets	326,817	357,327
Property, plant and equipment, net	165,426	156,896
Goodwill	1,003	1,003
Intangible assets, net	1,762	1,904
Deferred income taxes	11,900	11,422
Other assets	9,313	8,224
Long-term receivable (Note D)	4,667	4,667
Total Assets	$520,888	$541,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$400
Income taxes payable	—	705
Accounts payable	59,610	70,209
Accrued salaries, bonuses and commissions	14,089	25,206
Billings in excess of costs and estimated earnings on uncompleted contracts	59,280	48,702
Accrued product warranty	4,480	4,557
Other accrued expenses	4,355	6,291
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	144,243	158,099
Long-term debt and capital lease obligations, net of current maturities	2,400	2,800
Deferred compensation	5,376	4,226
Other long-term liabilities	655	655
Deferred credit ─ long term (Note D)	4,059	4,566
Total Liabilities	$156,733	$170,346
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,059,692 and 12,031,243 shares issued and outstanding, respectively	121	120
Additional paid-in capital	46,929	46,267
Retained earnings	327,846	331,213
Accumulated other comprehensive loss	(10,741)	(6,503)
Total Stockholders' Equity	364,155	371,097
Total Liabilities and Stockholders' Equity	$520,888	$541,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended December 31,
	2014	2013
Revenues	$152,601	$171,872
Cost of goods sold	131,532	136,714
Gross profit	21,069	35,158

Selling, general and administrative expenses	20,816	21,632
Research and development expenses	1,840	1,839
Amortization of intangible assets	118	416
Operating income (loss)	(1,705)	11,271

Other income (See Note D)	(507)	—
Interest expense	33	69
Interest income	(1)	(3)
Income (loss) from continuing operations before income taxes	(1,230)	11,205

Income tax provision (benefit)	(991)	3,937

Income (loss) from continuing operations	(239)	7,268

Income from discontinued operations, net of tax (Note I)	—	987

Net income (loss)	$(239)	$8,255

Earnings (loss) per share:
Continuing operations	$(0.02)	$0.61
Discontinued operations	—	0.08
Basic earnings (loss) per share	$(0.02)	$0.69

Continuing operations	$(0.02)	$0.60
Discontinued operations	—	0.08
Diluted earnings (loss) per share	$(0.02)	$0.68

Weighted average shares:
Basic	12,041	11,994
Diluted	12,041	12,054

Dividends per share	$0.26	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended December 31,
	2014	2013

Net income (loss)	$(239)	$8,255
Foreign currency translation adjustments	(4,238)	(1,594)
Comprehensive income (loss)	$(4,477)	$6,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	$(6,503)	$371,097
Net loss	—	—	—	(239)	—	(239)
Foreign currency translation adjustments	—	—	—	—	(4,238)	(4,238)
Stock-based compensation	29	1	1,116	—	—	1,117
Shares withheld in lieu of employee tax withholding	—	—	(454)	—	—	(454)
Dividends paid	—	—	—	(3,128)	—	(3,128)
Balance, December 31, 2014	12,060	$121	$46,929	$327,846	$(10,741)	$364,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended December 31,
	2014	2013

Operating Activities:
Net income (loss)	$(239)	$8,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,318	2,562
Amortization	118	416
Stock-based compensation	1,116	1,185
Bad debt expense	283	15
Deferred income tax benefit	(317)	(2,362)
Gain on amended supply agreement	(507)	—
Cash received from amended supply agreement	—	10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(25,674)	7,577
Costs and billings in excess of estimates on uncompleted contracts	20,943	(13,399)
Inventories	(3,998)	405
Prepaid expenses and other current assets	467	1,631
Accounts payable and income taxes payable	(5,462)	1,053
Accrued liabilities	(12,793)	(12,145)
Other, net	17	156
Net cash provided by (used in) operating activities	(22,728)	5,349
Investing Activities:
Proceeds from sale of property, plant and equipment	31	—
Purchases of property, plant and equipment	(18,962)	(5,764)
Net cash used in investing activities	(18,931)	(5,764)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(454)	(524)
Dividends paid	(3,128)	(2,993)
Payments on short-term and other financing	—	(16)
Net cash used in financing activities	(3,982)	(3,933)
Net increase (decrease) in cash and cash equivalents	(45,641)	(4,348)
Effect of exchange rate changes on cash and cash equivalents	(1,013)	661
Cash and cash equivalents, beginning of period	103,118	107,411
Cash and cash equivalents, end of period	$56,464	$103,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada corporation was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc. and Powell Industries International, B.V.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2014, which was filed with the Securities and Exchange Commission (SEC) on December 3, 2014.

References to Fiscal 2015, Fiscal 2014 and Fiscal 2013 used throughout this report shall mean our fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Supplemental Disclosures of Cash Flow Information (in thousands):

	Three months ended December 31,
	2014	2013
Non-cash capital expenditures	$8,727	$—

New Accounting Standards

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance has not had a significant impact on our consolidated financial position or results of operations.

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

Discontinued operations

In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn).  For the quarter ended December 31, 2013, we have presented the results of these operations as income from discontinued operations, net of tax.  See Note I.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$(239)	$7,268
Income from discontinued operations	—	987
Net income (loss)	$(239)	$8,255
Denominator:
Weighted average basic shares	12,041	11,994
Dilutive effect of restricted stock units	—	60
Weighted average diluted shares with assumed conversions	12,041	12,054
Net earnings (loss) per share:
Continuing operations	$(0.02)	$0.61
Discontinued operations	—	0.08
Basic earnings (loss) per share	$(0.02)	$0.69

Continuing operations	$(0.02)	$0.60
Discontinued operations	—	0.08
Diluted earnings (loss) per share	$(0.02)	$0.68

For the quarter ended December 31, 2014, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.  On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program will be funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of December 31, 2014, no purchases have been made under the Repurchase Program.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended December 31,
	2014	2013
Balance at beginning of period	$1,577	$572
Bad debt expense/(recovery)	283	15
Uncollectible accounts written off, net of recoveries	(2)	88
Change in foreign currency translation	(14)	(2)
Balance at end of period	$1,844	$673

Inventories:

The components of inventories are summarized below (in thousands):

	December 31,	September 30,
	2014	2014
Raw materials, parts and subassemblies	$40,017	$35,349
Work-in-progress	1,495	2,035
Provision for excess and obsolete inventory	(4,882)	(4,569)
Total inventories	$36,630	$32,815

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31,	September 30,
	2014	2014
Costs incurred on uncompleted contracts	$611,852	$604,939
Estimated earnings	155,112	157,562
	766,964	762,501
Less: Billings to date	(741,322)	(715,233)
Net underbilled position	$25,642	$47,268

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts - underbilled	$84,922	$95,970
Billings in excess of costs and estimated earnings on uncompleted contracts - overbilled	(59,280)	(48,702)
Net underbilled position	$25,642	$47,268

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2014	2013
Balance at beginning of period	$4,557	$5,282
Increase to warranty expense	537	464
Deduction for warranty charges	(524)	(731)
Increase (decrease) due to foreign currency translations	(90)	(5)
Balance at end of period	$4,480	$5,010

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at December 31, 2014 and September 30, 2014 consisted of the following (in thousands):

	December 31, 2014			September 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,034)	$1,715	$11,749	$(9,918)	$1,831
Trade name	1,136	(1,089)	47	1,136	(1,063)	73
Total	$12,885	$(11,123)	$1,762	$12,885	$(10,981)	$1,904

Amortization of intangible assets recorded for the three months ended December 31, 2014 and 2013 was $0.1 million and $0.4 million, respectively.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products)  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years.  We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. This deferred credit is being amortized over the four year life of the agreement.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2014	September 30, 2014

Industrial development revenue bonds	$2,800	$3,200
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,400	$2,800

U.S. Revolver

In December 2013, we amended and restated our existing credit agreement (the Amended Credit Agreement) with a major domestic bank.  In December 2014, we entered into the Second Amendment of the Amended Credit Agreement (the Second Amendment).  The Second Amendment provides for the expansion of our Canadian manufacturing facility and allows for the repurchase of our common stock pursuant to a share repurchase program announced in December 2014. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $18.3 million for our outstanding letters of credit at December 31, 2014.

There were no borrowings outstanding under the U.S. Revolver as of December 31, 2014. Amounts available under the U.S. Revolver were $56.7 million at December 31, 2014. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 66% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2014, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have an $8.6 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit under the Canadian Revolver at December 31, 2014.

There were no borrowings outstanding under the Canadian Revolver as of December 31, 2014 and amounts available under the Canadian Revolver were $8.6 million at December 31, 2014. The Canadian Revolver expires on February 28, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of December 31, 2014, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2014. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At December 31, 2014, the balance in the restricted sinking fund was approximately $0.1 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.18% as of December 31, 2014.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $18.3 million as of December 31, 2014. We also had performance and maintenance bonds totaling $311.9 million that were outstanding, with additional bonding capacity of $288.1 million available, at December 31, 2014.

We have a $15.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2014, we had outstanding guarantees totaling $3.9 million under this Facility Agreement.  Amounts available under this Facility Agreement were $11.6 million as of December 31, 2014.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of December 31, 2014, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for a full description of our existing stock-based compensation plans.

In February 2014, our stockholders approved our 2014 Equity Incentive Plan (the 2014 Plan).  Persons eligible to receive awards under the 2014 Plan include certain officers and employees.  This Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards, as well as certain other awards.

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. At December 31, 2014, there were 167,137 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) for the quarter is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2014	106,845	$51.30
Granted	85,000	41.88
Vested	(24,708)	40.26
Forfeited	—	—
Outstanding at December 31, 2014	167,137	$48.14

During the three months ended December 31, 2014 and 2013, we recorded compensation expense of $0.8 million and $0.9 million, respectively, related to the RSUs.

Restricted Stock

In February 2014 our stockholders also approved the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan) for the benefit of members of the Board of Directors of the Company who, at the time of their service are not employees of the Company or any of its affiliates. The 2014 Director Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, as well as certain other awards.

During the first quarter of Fiscal 2015 and Fiscal 2014, there was no restricted stock granted under either of these plans.

During the three months ended December 31, 2014 and December 31, 2013, we recorded compensation expense of $0.3 million and $0.2 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Cash equivalents	$134	$—	$—	$134
Deferred compensation	1,795	2,845	—	4,640
Liabilities:
Deferred compensation	—	4,857	—	4,857

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

Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. These assets include various mutual fund investments and company-owned life insurance policies. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The fair values of the underlying securities of these funds are based on quoted market prices and are categorized as Level I in the fair value measurement hierarchy.  The company-owned life insurance policies are valued at cash surrender value and are therefore categorized as Level 2 in the fair value measurement hierarchy.

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at December 31, 2014, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended December 31, 2014.

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

We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations as of December 31, 2013.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three months ended December 31,
	2014	2013
Revenues	$—	$12,365
Income from discontinued operations, net of tax of zero and $502, respectively	—	987

Earnings per share information:
Basic	$—	$0.08
Diluted	$—	$0.08

J. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2014	2013
Income (loss) from continuing operations before income taxes	$(1,230)	$11,205

Income tax provision (benefit)	(991)	3,937

Income (loss) from continuing operations	$(239)	$7,268

Effective tax rate	81%	35%

We recorded a benefit for income taxes for continuing operations of $1.0 million in the first quarter of Fiscal 2015, compared to the provision of $3.9 million recorded in the first quarter of Fiscal 2014.  The effective tax rate for the first quarter of Fiscal 2015 was    81% compared to an effective tax rate of 35% in the first quarter of Fiscal 2014, primarily due to the differences in the availability of the Federal Research and Development Tax Credit (R&D Tax Credit).  On December 19, 2014, the “Tax Increase Prevention Act of 2014” was enacted which retroactively reinstated and extended the R&D Tax Credit for one year through December 31, 2014.  The retroactive tax benefit for the previously expired period from January 1, 2014 to September 30, 2014 of $0.6 million is reflected as a discrete item and had a favorable impact to our consolidated tax benefit for the first quarter of Fiscal 2015. The effective tax rate for the quarter ended December 31, 2013 approximated the expected U.S. federal and state statutory rates as the majority of our income is attributable to the U.S.

At December 31, 2014, we had $26 million of gross foreign operating loss carryforwards which are subject to a 20-year carryforward period, the first of which will expire in 2031. At September 30, 2013, we released a valuation allowance that was recorded against Canadian deferred tax assets, resulting in a $7 million tax benefit.  Although our Canadian operations reported a loss for Fiscal 2014 and the first quarter of Fiscal 2015, we believe these deferred tax assets are more likely than not to be utilized by future taxable income. With the exception of the deferred tax assets related to certain foreign withholding taxes as well as the net operating losses of our Dutch entities, we believe that our other deferred tax assets are more likely than not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income. The recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability. Estimates may change as new events occur, additional information becomes available or operating environments change.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.
•	A portion of our contracts contain terms with penalty provisions.
•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.
•	Our industry is highly competitive.
•	Our operations could be adversely impacted by the effects of government regulations.
•	Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
•	Acquisitions involve a number of risks.
•	Our operating results may vary significantly from quarter to quarter.
•	The departure of key personnel could disrupt our business.
•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•	Unforeseen difficulties with our enterprise resource planning, engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.
•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
•	Technological innovations by competitors may make existing products and production methods obsolete.
•	Catastrophic events could disrupt our business.
•	Unforeseen difficulties with expansions or relocation of our existing facilities could adversely affect our operations.

•

Due to the cyclical nature of the oil and gas industry, our business may be adversely impacted by extended periods of low oil or natural gas prices or unsuccessful exploration efforts which may decrease our customers’ spending and therefore our results in the future.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2014. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2014 which was filed with the Securities and Exchange Commission (SEC) on December 3, 2014 and is available on the SEC’s website at www.sec.gov.

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

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements and projects may take a number of months to produce; schedules also may change during the course of any particular project. Our operating results can be impacted by factors outside of our control.  For example, many of our projects have contracting arrangements where the customer’s approval of engineering and design specifications may affect the timing of the project execution thus impacting the recognition of revenue and costs.

As of December 31, 2014, we have a backlog of unfilled orders of $505.7 million, which is a slight decrease from our backlog of unfilled orders of $507.1 million as of September 30, 2014. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

We anticipate that demand for our solutions in the western Canadian oil and gas markets will continue to be a contributor to our strategic position in the Canadian market place.  We completed the construction of our new Canadian facility and relocated operations in the fall of 2013 and we are currently working on a $33 million expansion of this manufacturing facility, of which approximately $20 million has been incurred as of December 31, 2014. The production ramp of our Canadian operations has presented and continues to present challenges resulting in inefficiencies that have led to extended project delivery times, higher operating costs, gross margin deterioration and delayed project revenues.  We continue to take actions to mitigate the risks associated with replicating our U.S. project-based integration model which we believe will allow for the design, fabrication, integration and testing of our products.   Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account until April 2015, to be released subject to certain contingent obligations. We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the quarter ended December 31, 2013.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Revenue and Gross Profit

Revenues decreased 11%, or $19.3 million, to $152.6 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014, primarily due to the substantial completion of a large international project in Fiscal 2014.  Domestic revenues increased by 9%, or $7.9 million, to $96.9 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014, and international revenues decreased by 33%, or $27.2 million, to $55.7 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014.  We substantially completed a large international project in the fourth quarter of Fiscal 2014 which is the primary reason for the decrease in international revenues and revenues as a whole in the first quarter of Fiscal 2015.  Revenues from commercial and industrial customers decreased $2.0 million to $122.5 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014. Revenues from public and private utilities decreased $10.2 million to $24.5 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014. Revenues from municipal and transit projects decreased $7.1 million to $5.6 million in the first quarter of Fiscal 2015, compared to the first quarter of Fiscal 2014.

Gross profit for the first quarter of Fiscal 2015 decreased 40.1%, or $14.1 million, to $21.1 million, compared to the first quarter of Fiscal 2014.  Gross profit as a percentage of revenues decreased to 13.8% in the first quarter of Fiscal 2015, compared to 20.5% in the first quarter of Fiscal 2014 primarily due to continued inefficiencies and incremental costs to hold customers’ schedules associated with the expansion and ramp-up of our Canadian operations as well as the completion of the large international project noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.8 million to $20.8 million during the first quarter of Fiscal 2015 when compared to the first quarter of Fiscal 2014 partially due to the reduction in revenues and a reduction to incentive compensation, offset by an increase in personnel and administrative costs associated with the expansion of our Canadian operations.  Additionally, costs increased in Fiscal 2015 as we are no longer capitalizing certain personnel costs associated with the development and implementation of our enterprise resource planning, engineering and manufacturing process systems which were implemented in the second half of Fiscal 2014. Selling, general and administrative expenses, as a percentage of revenues, increased slightly to 13.6% during the first quarter of Fiscal 2015, compared to 12.6% during the first quarter of Fiscal 2014 due to the factors mentioned above.

Income Tax Provision

We recorded a benefit for income taxes for continuing operations of $1.0 million in the first quarter of Fiscal 2015, compared to the provision of $3.9 million recorded in the first quarter of Fiscal 2014.  The effective tax rate for the first quarter of Fiscal 2015 was    81% compared to an effective tax rate of 35% in the first quarter of Fiscal 2014, primarily due to the differences in the availability of the Federal Research and Development Tax Credit (R&D Tax Credit).  On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated and extended the R&D Tax Credit for one year through December 31, 2014.  The retroactive benefit for the previously expired period from January 1, 2014 to September 30, 2014 of $0.6 million is reflected as a discrete item which had a favorable impact to our consolidated tax benefit for the first quarter of Fiscal 2015. The effective tax rate for the quarter ended December 31, 2013 approximated the expected U.S. federal and state statutory rates as the majority of our income is attributable to the U.S.

Income from continuing operations

In the first quarter of Fiscal 2015, we recorded a loss from continuing operations of $0.2 million, or a loss per share of $0.02, compared to $7.3 million, or $0.60 per diluted share, in the first quarter of Fiscal 2014.  Due to the R&D Tax Credit mentioned above, we recorded an additional tax benefit of $0.6 million in the first quarter of Fiscal 2015.

Income from discontinued operations

In January 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  We presented the results of these operations as income from discontinued operations, net of tax, for the quarter ended December 31, 2013.  We had no income from discontinued operations in the first quarter of Fiscal 2015, and in the first quarter of Fiscal 2014, we recorded $1.0 million in discontinued operations. For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at December 31, 2014 was $505.7 million, compared to $507.1 million at September 30, 2014.  New orders placed during the first quarter of Fiscal 2015 totaled $154.4 million compared to $192.2 million in the first quarter of Fiscal 2014.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $56.5 million at December 31, 2014, compared to $103.1 million at September 30, 2014.  As of December 31, 2014, current assets exceeded current liabilities by 2.3 times and our debt to total capitalization was 0.76%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of December 31, 2014, there were no amounts borrowed under this line of credit. We also have an $8.6 million revolving credit facility in Canada. At December 31, 2014, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $2.8 million at December 31, 2014, compared to $3.2 million at September 30, 2014. Total letters of credit outstanding were $18.3 million and $19.2 million at December 31, 2014 and 2013, respectively, which reduce our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at December 31, 2014 under the U.S. and Canadian revolving credit facilities were $56.7 million and $8.6 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $9.2 million of our cash at December 31, 2014, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements and expansions, debt repayments and share repurchases, for the foreseeable future. We continue to monitor the factors that drive our markets and strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

Cash used in operating activities was $22.7 million during the first quarter of Fiscal 2015, compared to cash provided by operating activities of $5.3 million during the first quarter of Fiscal 2014, primarily due to the net increase in accounts receivable, reduction of accrued liabilities primarily related to incentive compensation payments offset by the improvement in our net underbilled position in the first quarter of Fiscal 2015. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.

Investing Activities

Purchases of property, plant and equipment during the first quarter of Fiscal 2015 totaled $19.0 million compared to $5.8 million during the first quarter of Fiscal 2014.  This increase results from the continued expansion of our Canadian operations in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $4.0 million during the first quarter of Fiscal 2015 and $3.9 million during the first quarter of Fiscal 2014 primarily from dividends paid during these quarters.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program will be funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of December 31, 2014, no purchases have been made under the Repurchase Program.

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014.

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling is matched to the customer requirements; and projects may take a number of months to produce; schedules also may change during the course of any particular project.

Growth in demand for energy is expected to continue over the long term. This, when coupled with the need for replacement of existing infrastructure that is nearing the end of its life cycle, demonstrates a continued need for products and services produced by us. Our orders over the past year have been solid, driven primarily by the oil and gas and petrochemical industries overall, along with the specific demand associated with Canadian projects. The recent decline in oil prices may present challenges in the near-term related to the funding of projects. We continue to monitor the impact of oil prices on our markets and will adjust our cost structure accordingly.

Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve or deteriorate during the period in which these items are approved and finalized with customers. Our operating results are also impacted by other factors, such as projects that have contract arrangements where the customer approval of final engineering and design specifications may delay the timing of the project execution.

We completed the construction of our new Acheson, Alberta facility and relocated operations in the fall of 2013. The production ramp of our Canadian operations has presented and may continue to present challenges resulting in inefficiencies and extended project delivery times. These challenges resulted in incremental costs to hold customers’ schedules, gross margin deterioration and ultimately delayed the recognition of revenues.  We continue to take actions to mitigate the risks associated with replicating our U.S. project-based integration model which we believe will allow for the design, fabrication, integration and testing of our products.  Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

We are in the process of expanding our manufacturing facility in Acheson, Alberta, Canada. The expansion is expected to cost approximately $33 million, of which approximately $20 million has been incurred as of December 31, 2014.  The remainder is expected to be funded from our existing cash and cash equivalents and future cash flows from operations. We expect the expansion of our Canadian facility to be completed in the spring of 2015.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance anticipated operating activities, capital improvements, debt repayments and share repurchases for the foreseeable future. We continue to monitor our markets and will strive to maintain our leadership and competitive advantage in the markets we serve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign exchange rates and interest rates.

Market Risk

We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, pulp and paper, mining and metals, light rail traction power, electric utility and other large industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed

Commodity Price Risk

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’

equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. A 10% unfavorable change in the U.S. Dollar exchange rate, relative to other functional currencies in which we operate, would not materially impact our consolidated balance sheet at December 31, 2014.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program will be funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of December 31, 2014, no purchases have been made under the Repurchase Program.

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

Second Amendment to Amended Credit Agreement, dated December 31, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 4, 2015	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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

Second Amendment to Amended Credit Agreement, dated December 31, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto.

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