Form 10-Q
period 2015-03-31
POWELL INDUSTRIES INC
filed 2015-05-06
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 30, 2015, there were 11,818,282 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$55,672	$103,118
Accounts receivable, less allowance for doubtful accounts of $1,881 and $1,577	121,366	107,162
Costs and estimated earnings in excess of billings on uncompleted contracts	96,709	95,970
Inventories	35,735	32,815
Income taxes receivable	3,493	2,804
Deferred income taxes	5,170	5,297
Prepaid expenses	2,894	5,870
Other current assets	4,828	4,291
Total Current Assets	325,867	357,327
Property, plant and equipment, net	161,789	156,896
Goodwill	1,003	1,003
Intangible assets, net	1,607	1,904
Deferred income taxes	3,941	11,422
Other assets	9,824	8,224
Long-term receivable (Note D)	2,333	4,667
Total Assets	$506,364	$541,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$400
Income taxes payable	966	705
Accounts payable	53,339	70,209
Accrued salaries, bonuses and commissions	19,388	25,206
Billings in excess of costs and estimated earnings on uncompleted contracts	64,171	48,702
Accrued product warranty	4,375	4,557
Other accrued expenses	4,603	6,291
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	149,271	158,099
Long-term debt and capital lease obligations, net of current maturities	2,400	2,800
Deferred compensation	5,446	4,226
Other long-term liabilities	669	655
Deferred credit ─ long term (Note D)	3,551	4,566
Total Liabilities	$161,337	$170,346
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,911,743 and 12,031,243 shares issued and outstanding, respectively	120	120
Additional paid-in capital	47,277	46,267
Retained earnings	321,027	331,213
Treasury stock, 171,416 shares at cost	(5,759)	—
Accumulated other comprehensive loss	(17,638)	(6,503)
Total Stockholders' Equity	345,027	371,097
Total Liabilities and Stockholders' Equity	$506,364	$541,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenues	$170,199	$162,295	$322,800	$334,167
Cost of goods sold	145,898	127,367	277,430	264,081
Gross profit	24,301	34,928	45,370	70,086

Selling, general and administrative expenses	19,464	22,088	40,279	43,722
Research and development expenses	1,626	2,157	3,466	3,996
Amortization of intangible assets	113	121	232	536
Restructuring and separation expenses	1,332	—	1,332	—
Operating income	1,766	10,562	61	21,832

Other income	(879)	(507)	(1,386)	(507)
Interest expense	33	41	69	110
Interest income	(84)	(3)	(88)	(6)
Income from continuing operations before income taxes	2,696	11,031	1,466	22,235

Income tax provision	6,379	4,055	5,388	7,992

Income (loss) from continuing operations	(3,683)	6,976	(3,922)	14,243

Income from discontinued operations, net of tax (Note J)	—	8,617	—	9,604

Net income (loss)	$(3,683)	$15,593	$(3,922)	$23,847

Earnings (loss) per share:
Continuing operations	$(0.31)	$0.58	$(0.33)	$1.19
Discontinued operations	—	0.72	—	0.80
Basic earnings (loss) per share	$(0.31)	$1.30	$(0.33)	$1.99

Continuing operations	$(0.31)	$0.58	$(0.33)	$1.18
Discontinued operations	—	0.71	—	0.80
Diluted earnings (loss) per share	$(0.31)	$1.29	$(0.33)	$1.98

Weighted average shares:
Basic	12,018	12,004	12,029	11,999
Diluted	12,018	12,064	12,029	12,057

Dividends per share	$0.26	$0.25	$0.52	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014

Net income (loss)	$(3,683)	$15,593	$(3,922)	$23,847
Foreign currency translation adjustments	(6,897)	(1,442)	(11,135)	(3,036)
Comprehensive income (loss)	$(10,580)	$14,151	$(15,057)	$20,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income/(Loss)	Total
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	$—	$(6,503)	$371,097
Net loss	—	—	—	(3,922)	—	—	(3,922)
Foreign currency translation adjustments	—	—	—	—	—	(11,135)	(11,135)
Stock-based compensation	36	—	1,567	—	—	—	1,567
Shares withheld in lieu of employee tax withholding	—	—	(557)	—	—	—	(557)
Issuance of restricted stock	16	—	—	—	—	—	—
Purchase of treasury shares	(171)	—	—	—	(5,759)	—	(5,759)
Dividends paid	—	—	—	(6,264)	—	—	(6,264)
Balance, March 31, 2015	11,912	$120	$47,277	$321,027	$(5,759)	$(17,638)	$345,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended March 31,
	2015	2014

Operating Activities:
Net income (loss)	$(3,922)	$23,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,562	5,059
Amortization	232	536
Gain on sale of discontinued operations, net of tax	—	(8,563)
Stock-based compensation	1,567	2,001
Bad debt expense (recovery)	469	(60)
Deferred income tax expense (benefit)	7,549	(2,823)
Gain on amended supply agreement	(1,015)	(507)
Cash received from amended supply agreement	2,333	10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(18,321)	(10,472)
Costs and billings in excess of estimates on uncompleted contracts	13,050	(4,840)
Inventories	(3,360)	(495)
Prepaid expenses and other current assets	1,613	959
Accounts payable and income taxes payable	(3,564)	(10,407)
Accrued liabilities	(6,845)	(11,307)
Other, net	(450)	294
Net cash used in operating activities	(4,102)	(6,778)
Investing Activities:
Proceeds from sale of property, plant and equipment	43	60
Proceeds from sale of Transdyn	—	14,819
Purchases of property, plant and equipment	(28,692)	(8,464)
Net cash provided by (used in) investing activities	(28,649)	6,415
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Cash paid for employee taxes in lieu of shares	(557)	(499)
Purchase of treasury shares	(5,759)	—
Dividends paid	(6,264)	(5,992)
Payments on short-term and other financing	—	(16)
Net cash used in financing activities	(12,980)	(6,907)
Net increase (decrease) in cash and cash equivalents	(45,731)	(7,270)
Effect of exchange rate changes on cash and cash equivalents	(1,715)	1,252
Cash and cash equivalents, beginning of period	103,118	107,411
Cash and cash equivalents, end of period	$55,672	$101,393

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

Supplemental Disclosures of Cash Flow Information (in thousands):

	Six months ended March 31,
	2015	2014
Non-cash capital expenditures	$3,351	$389

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

Discontinued operations

In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn).  For the quarter and six months ended March 31, 2014, we have presented the results of these operations as income from discontinued operations, net of tax.  See Note J.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$(3,683)	$6,976	$(3,922)	$14,243
Income from discontinued operations	—	8,617	—	9,604
Net income (loss)	$(3,683)	$15,593	$(3,922)	$23,847
Denominator:
Weighted average basic shares	12,018	12,004	12,029	11,999
Dilutive effect of restricted stock units	—	60	—	58
Weighted average diluted shares with assumed conversions	12,018	12,064	12,029	12,057
Net earnings (loss) per share:
Continuing operations	$(0.31)	$0.58	$(0.33)	$1.19
Discontinued operations	—	0.72	—	0.80
Basic earnings (loss) per share	$(0.31)	$1.30	$(0.33)	$1.99

Continuing operations	$(0.31)	$0.58	$(0.33)	$1.18
Discontinued operations	—	0.71	—	0.80
Diluted earnings (loss) per share	$(0.31)	$1.29	$(0.33)	$1.98

For the quarter and six months ended March 31, 2015, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$1,844	$673	$1,577	$572
Bad debt expense/(recovery)	186	(170)	469	(60)
Uncollectible accounts written off, net of recoveries	(120)	—	(122)	(9)
Change in foreign currency translation	(29)	(2)	(43)	(2)
Balance at end of period	$1,881	$501	$1,881	$501

Inventories:

The components of inventories are summarized below (in thousands):

	March 31, 2015	September 30, 2014
Raw materials, parts and subassemblies	$39,063	$35,349
Work-in-progress	1,558	2,035
Provision for excess and obsolete inventory	(4,886)	(4,569)
Total inventories	$35,735	$32,815

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31,	September 30,
	2015	2014
Costs incurred on uncompleted contracts	$618,778	$604,939
Estimated earnings	161,724	157,562
	780,502	762,501
Less: Billings to date	(747,964)	(715,233)
Net underbilled position	$32,538	$47,268

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts - underbilled	$96,709	$95,970
Billings in excess of costs and estimated earnings on uncompleted contracts - overbilled	(64,171)	(48,702)
Net underbilled position	$32,538	$47,268

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Balance at beginning of period	$4,480	$5,010	$4,557	$5,282
Increase to warranty expense	530	1,042	1,067	1,505
Deduction for warranty charges	(504)	(1,196)	(1,028)	(1,926)
Increase (decrease) due to foreign currency translations	(131)	(23)	(221)	(28)
Balance at end of period	$4,375	$4,833	$4,375	$4,833

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at March 31, 2015 and September 30, 2014 consisted of the following (in thousands):

	March 31, 2015			September 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,165)	$1,584	$11,749	$(9,918)	$1,831
Trade name	1,136	(1,113)	23	1,136	(1,063)	73
Total	$12,885	$(11,278)	$1,607	$12,885	$(10,981)	$1,904

Amortization of intangible assets recorded for the six months ended March 31, 2015 and 2014 was $0.2 million and $0.5 million, respectively.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement in the first quarter of Fiscal 2014 and agreed to pay an additional $7 million over three years.  The first payment of $2.3 million was received in March 2015.  We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. This deferred credit is being amortized over the four year life of the agreement.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2015	September 30, 2014

Industrial development revenue bonds	$2,800	$3,200
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,400	$2,800

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

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $18.0 million for our outstanding letters of credit at March 31, 2015.

There were no borrowings outstanding under the U.S. Revolver as of March 31, 2015. Amounts available under the U.S. Revolver were $57.0 million at March 31, 2015. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

On April 15, 2015, we completed the renegotiation of a credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada to replace our $7.9 million agreement which expired on February 28, 2015. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver.

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

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2015. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At March 31, 2015, the balance in the restricted sinking fund was approximately $0.2 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.16% as of March 31, 2015.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $18.0 million as of March 31, 2015. We also had performance and maintenance bonds totaling $300.9 million that were outstanding, with additional bonding capacity of $299.1 million available, at March 31, 2015.

We have a $14.8 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2015, we had outstanding guarantees totaling $5.3 million under this Facility Agreement.  Amounts available under this Facility Agreement were $9.5 million as of March 31, 2015.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of March 31, 2015, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs typically vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 150% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. At March 31, 2015, there were 161,337 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) for the quarter is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2014	106,845	$51.30
Granted	88,000	41.88
Vested	(33,508)	44.06
Forfeited	—	—
Outstanding at March 31, 2015	161,337	$47.66

During the six months ended March 31, 2015 and 2014, we recorded compensation expense of $0.9 million and $1.5 million, respectively, related to the RSUs.

Restricted Stock

In February 2014 our stockholders also approved the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan) for the benefit of members of the Board of Directors of the Company who, at the time of their service are not employees of the Company or any of its affiliates. The 2014 Director Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, as well as certain other awards.  In February 2015, 16,000 shares of restricted stock were issued to such directors at a price of $33.37 per share under the 2014 Director Plan.  The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

During the six months ended March 31, 2015 and 2015, we recorded compensation expense of $0.7 million and $0.5 million, respectively, related to restricted stock grants.

H. SHARE REPURCHASE PROGRAM

On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program will be funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of March 31, 2015, we have purchased 171,416 shares at cost of $5.8 million under this Repurchase Program.  The average price per share through March 31, 2015 has been $33.60.

I. FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash equivalents	$234	$—	$—	$234
Deferred compensation	2,001	3,134	—	5,135
Liabilities:
Deferred compensation	—	4,947	—	4,947

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at March 31, 2015, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the six months ended March 31, 2015.

J. DISCONTINUED OPERATIONS

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments.  We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account, to be released subject to resolution of certain claims.

We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations as of March 31, 2014.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenues	$—	$1,557	$—	$13,923
Income from discontinued operations, net of tax of zero, $131, zero and $633, respectively	—	54	—	1,041
Gain on sale of discontinued operations, net of tax of $5,218	—	8,563	—	8,563
Net income from discontinued operations, net of tax	$—	$8,617	$—	$9,604

Earnings per share information:
Basic	$—	$0.72	$—	$0.80
Diluted	$—	$0.71	$—	$0.80

K. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Income from continuing operations before income taxes	$2,696	$11,031	$1,466	$22,235

Income tax provision	6,379	4,055	5,388	7,992

Income (loss) from continuing operations	$(3,683)	$6,976	$(3,922)	$14,243

Effective tax rate	237%	37%	368%	36%

A reconciliation of the significant differences between the statutory U. S. income tax rate and the effective income tax rate, as computed on earnings (loss) before income tax provision for the six months ended March 31, 2015 and 2014, is as follows:

	Six months ended March 31,
	2015	2014
Statutory rate	35%	35%
Canadian valuation allowance	661	—
Research and Development Credit	(327)	—
State rate	2	2
Domestic production activities deduction	(2)	(2)
Other	(1)	1
Effective rate	368%	36%

We recorded a provision for income taxes from continuing operations of $6.4 million in the second quarter of Fiscal 2015, compared to the provision of $4.1 million recorded in the second quarter of Fiscal 2014.  The effective tax rate for the second quarter of Fiscal 2015 was 236.6% compared to an effective tax rate of 36.8% for the second quarter of Fiscal 2014, primarily due to certain discrete items recorded in the second quarter of Fiscal 2015. These discrete items include a valuation allowance recorded against our Canadian deferred tax assets in the amount of $9.0 million, as discussed below, partially offset by the release of a FIN 48 reserve related to the  Federal Research and Development Tax Credit (R&D Credit) in the amount of $4.1 million upon closing an Internal Revenue Service (IRS) audit. The effective tax rate for the quarter ended March 31, 2014 approximated the combined U.S. federal and state statutory rates as the majority of our income was attributable to the U.S.

We recorded a provision for income taxes from continuing operations of $5.4 million in the six months ended March 31, 2015, compared to the provision of $8.0 million recorded in the six months ended March 31, 2014.  The effective tax rate for the six months ended March 31, 2015 was 367.5% compared to an effective tax rate of 35.9% for the six months ended March 31, 2014 primarily due to a valuation allowance against our Canadian deferred tax assets partially offset by the release of a FIN 48 reserve related to the R&D Credit upon closing an IRS audit as well as the December 19, 2014 retroactive reinstatement of the R&D Credit from January 1, 2014 through December 31, 2014.  The effective tax rate for the six months ended March 31, 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

At March 31, 2015, we had $32 million of gross foreign net operating loss carryforwards, the benefits of which are recorded as deferred tax assets and are subject to a 20-year carryforward period, the first of which will expire in 2031. During our quarterly assessment of deferred taxes, in the second quarter of Fiscal 2015, we established a valuation allowance in the amount of $9.0 million against Canadian net deferred tax assets.  In assessing the realizability of net deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  In light of the historical Canadian losses, and recent changes in projected losses in the near term, we are required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred assets because we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.

We believe that our deferred tax assets in other tax jurisdictions, with the exception of those related to certain foreign withholding taxes and the net operating losses of our Dutch entities, are more-likely-than-not realizable through future reversals of existing taxable temporary differences and our estimate of future taxable income. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance.

L. RESTRUCTURING AND SEPARATION COSTS

In the second quarter of Fiscal 2015, we incurred approximately $1.3 million in restructuring and separation costs associated with the departure of our former Chief Operating Officer and severance costs related to our Canadian operations and certain U.S. operations which were negatively impacted by deteriorating market conditions.  Of these costs, $0.8 million has been paid as of March 31, 2015 and the remaining $0.5 million will be distributed over the next sixteen months.

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

As of March 31, 2015, we have a backlog of unfilled orders of $498.5 million, which is a decrease from our backlog of unfilled orders of $507.1 million as of September 30, 2014. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

We anticipate that demand for our solutions in the western Canadian oil and gas markets will continue to be a contributor to our strategic position in the Canadian market place.  We completed the construction of our new Canadian facility and relocated operations in the fall of 2013 and we are nearing the completion of a $26 million expansion of this manufacturing facility, of which approximately $25 million has been incurred as of March 31, 2015. The stabilization of our Canadian operations has presented and continues to present challenges resulting in inefficiencies that have led to extended project delivery times, delayed project revenues, higher operating costs, gross margin deterioration and operating losses.  We continue to take actions to mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location. Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account, to be released subject to resolution of certain claims. We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the quarter and six months ended March 31, 2014.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014 (Unaudited)

Revenue and Gross Profit

Revenues increased 4.9%, or $7.9 million, to $170.2 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014, primarily due to an increase in domestic revenues.  Domestic revenues increased by 31.0%, or $28.5 million, to $120.4 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014, and international revenues decreased by 29.3%, or $20.6 million, to $49.8 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014. This decrease in international revenues in the second quarter of Fiscal 2015 was primarily due to the substantial completion of a large international project in Fiscal 2014. Revenues from commercial and industrial customers increased $14.2 million to $128.8 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014. Revenues from public and private utilities decreased $12.2 million to $23.2 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014. Revenues from municipal and transit projects increased $5.9 million to $18.2 million in the second quarter of Fiscal 2015, compared to the second quarter of Fiscal 2014.

Gross profit for the second quarter of Fiscal 2015 decreased 30.4%, or $10.6 million, to $24.3 million, compared to the second quarter of Fiscal 2014.  Gross profit as a percentage of revenues decreased to 14.3% in the second quarter of Fiscal 2015, compared to 21.5% in the second quarter of Fiscal 2014 primarily due to the margins associated with the mix of projects types, the large international project noted above as well as continued inefficiencies and incremental costs to hold customers’ schedules associated with the expansion and stabilization of our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.6 million to $19.5 million during the second quarter of Fiscal 2015 when compared to the second quarter of Fiscal 2014 partially due to a reduction in performance-based compensation, offset by an increase in personnel and administrative costs associated with the expansion of our Canadian operations.  Selling, general and administrative expenses, as a percentage of revenues, decreased to 11.4% during the second quarter of Fiscal 2015, compared to 13.6% during the second quarter of Fiscal 2014 due to the factors discussed above.

Restructuring and separation costs

In the second quarter of Fiscal 2015, we incurred approximately $1.3 million in restructuring and separation costs associated with the departure of our former Chief Operating Officer and severance costs related to our Canadian operations and certain U.S. operations which were negatively impacted by deteriorating market conditions.

Other Income

We recorded other income of $0.9 million during the second quarter of Fiscal 2015.  This was primarily the amortization of the deferred gain from the amended supply agreement, discussed in Note D of Notes to Condensed Consolidated Financial Statements, as well as death benefits received from our company-owned life insurance policy.  Other income was $0.5 million in the second quarter of Fiscal 2014 which was solely the amortization of the deferred gain.

Income Tax Provision

We recorded a provision for income taxes from continuing operations of $6.4 million in the second quarter of Fiscal 2015, compared to the provision of $4.1 million recorded in the second quarter of Fiscal 2014.  The effective tax rate for the second quarter of Fiscal 2015 was 236.6% compared to an effective tax rate of 36.8% in the second quarter of Fiscal 2014, primarily due to certain discrete items recorded in the second quarter of Fiscal 2015.  These discrete items include a valuation allowance recorded against our Canadian deferred tax assets in the amount of $9.0 million partially offset by the release of a FIN 48 reserve related to the Federal Research and Development Tax Credit (R&D Credit) in the amount of $4.1 million upon closing an Internal Revenue Service (IRS) audit. The effective tax rate for the second quarter of Fiscal 2014 approximated the combined U.S. federal and state statutory rates as the majority of our income was attributable to the U.S.

Income from continuing operations

In the second quarter of Fiscal 2015, we recorded a loss from continuing operations of $3.6 million, or a loss per share of $0.31, compared to income of $7.0 million, or $0.58 per diluted share, in the second quarter of Fiscal 2014.  This loss was primarily due to the valuation allowance recorded against our Canadian deferred tax assets mentioned above.

Income from discontinued operations

In January 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  We presented the results of these operations as income from discontinued operations, net of tax, for the second quarter of Fiscal 2014.  We had no income from discontinued operations in the second quarter of Fiscal 2015, and in the second quarter of Fiscal 2014, we recorded $8.6 million, or $0.71 per diluted share which included the gain on the sale. For additional information about this disposition, see Note J in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at March 31, 2015 was $498.5 million, compared to $507.1 million at September 30, 2014.  New orders placed during the second quarter of Fiscal 2015 totaled $167.1 million compared to $162.6 million in the second quarter of Fiscal 2014.

Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014 (Unaudited)

Revenue and Gross Profit

Revenues decreased 3.4%, or $11.4 million, to $322.8 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014.  Domestic revenues increased by 20.1%, or $36.4 million, to $217.3 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014, and international revenues decreased by 31.2%, or $47.8 million, to $105.5 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014.  International revenues decreased in the six months ended March 31, 2015 primarily due the substantial completion of a large international project in Fiscal 2014.  Revenues from commercial and industrial customers increased $12.2 million to $251.3 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. Revenues from public and private utilities decreased $22.4 million to $47.7 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. Revenues from municipal and transit projects decreased $1.2 million to $23.8 million for the six months ended March 31, 2015, compared to the six months ended March 31, 2014.

Gross profit for the six months ended March 31, 2015 decreased 35.3%, or $24.7 million, to $45.4 million, compared to the six months ended March 31, 2014.  Gross profit as a percentage of revenues was 14.1% for the six months ended March 31, 2015, compared to 21.0% for the six months ended March 31, 2014.  Our gross profit as a percentage of revenues was down in the six months ended March 31, 2015, compared to the six months ended March 31, 2014, primarily due to the costs associated with our Canadian operations, the international project noted above and the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.4 million to $40.3 million during six months ended March 31, 2015, compared to the six months ended March 31, 2014, primarily due to a reduction in performance-based compensation and overall cost cutting efforts.  Selling, general and administrative expenses, as a percentage of revenues, decreased slightly to 12.5% during the six months ended March 31, 2015, compared to 13.1% during the six months ended March 31, 2014.

Restructuring and separation costs

In the six months ended March 31, 2015, we incurred approximately $1.3 million in restructuring and separation costs associated with the departure of our former Chief Operating Officer and severance costs related to our Canadian operations and certain U.S. operations which were negatively impacted by deteriorating market conditions.

Other Income

We recorded other income of $1.4 million in the six months ended March 31, 2015 which was the amortization of the deferred gain from the amended supply agreement, discussed in Note D of Notes to Condensed Consolidated Financial Statements, and the death benefit from our company-owned life insurance policy.  We recorded other income of $0.5 million in the same period in fiscal year 2014 which was solely the amortization of the deferred gain.

Income Tax Provision

We recorded a provision for income taxes from continuing operations of $5.4 million for the six months ended March 31, 2015, compared to the provision of $8.0 million for the six months ended March 31, 2014.  The effective tax rate for the six months ended March 31, 2015 was 367.5%, compared to an effective tax rate of 35.9% for the six months ended March 31, 2014 primarily due to a valuation allowance recorded against our Canadian deferred tax assets partially offset by the release of a FIN 48 reserve related to the R&D Credit upon closing an IRS audit as well as the December 19, 2014 retroactive reinstatement of the R&D Credit from January 1, 2014 through December 31, 2014.  The effective tax rate for the six months ended March 31, 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

Income from Continuing Operations

For the six months ended March 31, 2015, we recorded a loss from continuing operations of $3.9 million, or $0.33 per share, compared to income from continuing operations of $14.2 million, or $1.18 per diluted share, for the six months ended March 31, 2014.  This loss was primarily due to the valuation allowance recorded against our Canadian deferred tax assets mentioned above.

Income from Discontinued Operations

For the six months ended March 31, 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations which included the gain on the sale.  For additional information about this disposition, see Note I in the Notes to Condensed Consolidated Financial Statements.

Backlog

The order backlog at March 31, 2015 was $498.5 million, compared to $507.1 million at September 30, 2014.  New orders placed during the six months ended March 31, 2015 totaled $321.5 million compared to $354.8 million for the six months ended March 31, 2014.  The year over year decrease in new orders was primarily due to the timing of certain complex oil and gas production and petrochemical projects.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $55.7 million at March, 2015, compared to $103.1 million at September 30, 2014.  As of March 31, 2015, current assets exceeded current liabilities by 2.2 times and our debt to total capitalization was 0.81%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of March 31, 2015, there were no amounts borrowed under this line of credit. Total long-term debt and capital lease obligations, including current maturities, totaled $2.8 million at March 31, 2015, compared to $3.2 million at September 30, 2014. Total letters of credit outstanding were $18.0 million and $21.5 million at March 31, 2015 and September 30, 2014, respectively, which reduce our availability under our U.S. credit facility. Amounts available at March 31, 2015 under the U.S. revolving credit facility was $57.0 million.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $4.3 million of our cash at March 31, 2015, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash used in operating activities was $4.1 million during the first six months of Fiscal 2015, compared to cash provided by operating activities of $6.8 million during the first six months of Fiscal 2014.  This decrease was primarily due to the reduction in earnings and an increase in accounts receivable, partially offset by the improvement in our net underbilled position. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.

Investing Activities

Purchases of property, plant and equipment during the first six months of Fiscal 2015 totaled $28.7 million compared to $8.5 million during the first six months of Fiscal 2014.  This increase results from the expansion of our Canadian facility in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $13.0 million during the first six months of Fiscal 2015 and $6.9 million during the first six months of Fiscal 2014.  This increase in the use of cash in the same period in Fiscal 2015 was primarily driven by our share repurchase program discussed below.   During the first six months of Fiscal 2015, we have spent $5.8 million to repurchase shares of our common stock.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program will be funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015. As of March 31, 2015, a total of $5.8 million of our stock (171,416 shares) has been purchased under the Repurchase Program.

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

A significant portion of our revenues are derived from the oil and gas market sectors.  Due to the decline in oil prices, many of our customers have reduced their capital budgets and cuts costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that lower oil prices will impact future orders due to reduced capital spending and project deferrals by our customers.  Market price pressures have intensified.  This reduction in orders and market price pressures will ultimately negatively impact our revenues, operating results and cash flows from operations.  Accordingly, we are reviewing our cost structure in all operating locations as well as our corporate office and are taking actions to align our operating cost structure with expected revenues in the near-term.

Prior to these recent economic challenges, our orders over the past two years have been strong, driven primarily by the oil and gas and petrochemical industries overall, along with the specific demand associated with Canadian projects. Our operating results are frequently impacted by the timing and resolution of change orders and project close-out which could cause gross margins to improve or deteriorate during the period in which these items are approved and finalized with customers. Our operating results are also impacted by other factors, such as projects that have contract arrangements where the customer approval of final engineering and design specifications may delay the timing of the project execution.

We completed the construction of our new Acheson, Alberta facility and relocated operations in the fall of 2013 and are nearing the completion of a $26 million expansion of this facility. The production ramp and stabilization of our Canadian operations has presented and may continue to present challenges resulting in inefficiencies and extended project delivery times. These challenges resulted in delayed project revenues, incremental costs to hold customers’ schedules, gross margin deterioration and operating losses.  We continue to take actions to stabilize our Canadian operations and mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  However, we may continue to incur operating losses in Canada in the near term as we continue to improve our training and execution as well as enhance our engineering and project management competencies.  Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

We have funded the construction and expansion of our Canadian facility from our existing cash and cash equivalents and future cash flows from operations. We expect the expansion to be completed in the third quarter of Fiscal 2015.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes information about our purchases of common stock, based on settlement date, during the quarter ended March 31, 2015:

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
	Purchased	Share (1)	or Programs(2)	or Programs
January 1 - January 31	—	$—	—	$25,000,000
February 1 - February 28	69,495	33.73	69,495	22,655,689
March 1 - March 31	101,921	33.51	101,921	19,240,556
Total activity for the quarter ended March 31, 2015	171,416	$33.60	171,416	$19,240,556

(1)Includes commissions.

(2)On December 18, 2014, we announced that on December 17, 2014 our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The Repurchase Program will expire as of the close of business on December 31, 2015.

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

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 6, 2015	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada.

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