Form 10-Q
period 2015-06-30
POWELL INDUSTRIES INC
filed 2015-08-05
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, there were 11,720,198 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30,	September 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$63,359	$103,118
Accounts receivable, less allowance for doubtful accounts of $1,312 and $1,577	110,093	107,162
Costs and estimated earnings in excess of billings on uncompleted contracts	97,901	95,970
Inventories	36,352	32,815
Income taxes receivable	2,139	2,804
Deferred income taxes	5,010	5,297
Prepaid expenses	4,085	5,870
Other current assets	4,579	4,291
Total Current Assets	323,518	357,327
Property, plant and equipment, net	162,266	156,896
Goodwill	1,003	1,003
Intangible assets, net	1,508	1,904
Deferred income taxes	3,035	11,422
Other assets	9,760	8,224
Long-term receivable (Note D)	2,333	4,667
Total Assets	$503,423	$541,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$400
Income taxes payable	1,239	705
Accounts payable	54,253	70,209
Accrued salaries, bonuses and commissions	18,302	25,206
Billings in excess of costs and estimated earnings on uncompleted contracts	57,317	48,702
Accrued product warranty	4,723	4,557
Other accrued expenses	8,132	6,291
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	146,395	158,099
Long-term debt and capital lease obligations, net of current maturities	2,400	2,800
Deferred compensation	5,272	4,226
Other long-term liabilities	664	655
Deferred credit ─ long term (Note D)	3,044	4,566
Total Liabilities	$157,775	$170,346
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 11,720,198 and 12,031,243 shares issued and outstanding, respectively	120	120
Additional paid-in capital	47,972	46,267
Retained earnings	325,014	331,213
Treasury stock, 362,961 shares at cost	(12,523)	—
Accumulated other comprehensive loss	(14,935)	(6,503)
Total Stockholders' Equity	345,648	371,097
Total Liabilities and Stockholders' Equity	$503,423	$541,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Revenues	$176,733	$150,800	$499,533	$484,967
Cost of goods sold	143,789	121,158	421,219	385,239
Gross profit	32,944	29,642	78,314	99,728

Selling, general and administrative expenses	18,013	23,024	58,293	66,750
Research and development expenses	1,642	1,791	5,108	5,787
Amortization of intangible assets	114	122	345	658
Restructuring and separation expenses	1,406	—	2,738	—
Operating income	11,769	4,705	11,830	26,533

Other income	(507)	(507)	(1,893)	(1,014)
Interest expense	42	36	111	141
Interest income	—	(4)	(88)	(10)
Income from continuing operations before income taxes	12,234	5,180	13,700	27,416

Income tax provision	5,185	2,233	10,573	10,226

Income from continuing operations	7,049	2,947	3,127	17,190

Income from discontinued operations, net of tax (Note J)	—	—	—	9,604

Net income	$7,049	$2,947	$3,127	$26,794

Earnings per share:
Continuing operations	$0.60	$0.25	$0.26	$1.43
Discontinued operations	—	—	—	0.80
Basic earnings per share	$0.60	$0.25	$0.26	$2.23

Continuing operations	$0.60	$0.24	$0.26	$1.43
Discontinued operations	—	—	—	0.80
Diluted earnings per share	$0.60	$0.24	$0.26	$2.23

Weighted average shares:
Basic	11,802	12,015	11,953	12,004
Diluted	11,845	12,075	11,991	12,063

Dividends per share	$0.26	$0.25	$0.78	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014

Net income	$7,049	$2,947	$3,127	$26,794
Foreign currency translation adjustments	2,703	2,711	(8,432)	(325)
Comprehensive income (loss)	$9,752	$5,658	$(5,305)	$26,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income/(Loss)	Total
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	$—	$(6,503)	$371,097
Net income	—	—	—	3,127	—	—	3,127
Foreign currency translation adjustments	—	—	—	—	—	(8,432)	(8,432)
Stock-based compensation	36	—	2,262	—	—	—	2,262
Shares withheld in lieu of employee tax withholding	—	—	(557)	—	—	—	(557)
Issuance of restricted stock	16	—	—	—	—	—	—
Purchase of treasury shares	(363)	—	—	—	(12,523)	—	(12,523)
Dividends paid	—	—	—	(9,326)	—	—	(9,326)
Balance, June 30, 2015	11,720	$120	$47,972	$325,014	$(12,523)	$(14,935)	$345,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended June 30,
	2015	2014

Operating Activities:
Net income	$3,127	$26,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,894	7,770
Amortization	345	658
Gain on sale of discontinued operations, net of tax	—	(8,563)
Stock-based compensation	2,262	2,865
Bad debt expense	31	616
Deferred income tax expense (benefit)	8,652	(2,682)
Gain on amended supply agreement	(1,522)	(1,014)
Cash received from amended supply agreement	2,333	10,000
Changes in operating assets and liabilities:
Accounts receivable, net	(5,837)	(11,598)
Costs and billings in excess of estimated earnings on uncompleted contracts	5,598	(16,658)
Inventories	(3,809)	347
Prepaid expenses and other current assets	2,075	335
Accounts payable and income taxes payable	308	(16,650)
Accrued liabilities	(4,336)	(8,769)
Other, net	(533)	1,936
Net cash provided by (used in) operating activities	18,588	(14,613)
Investing Activities:
Proceeds from sale of property, plant and equipment	51	118
Proceeds from sale of Transdyn	—	14,819
Purchases of property, plant and equipment	(34,246)	(11,296)
Net cash provided by (used in) investing activities	(34,195)	3,641
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Cash paid for employee taxes in lieu of shares	(557)	(451)
Purchase of treasury shares	(12,523)	—
Dividends paid	(9,326)	(8,995)
Payments on short-term and other financing	—	(16)
Net cash used in financing activities	(22,806)	(9,862)
Net decrease in cash and cash equivalents	(38,413)	(20,834)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	1,186
Cash and cash equivalents, beginning of period	103,118	107,411
Cash and cash equivalents, end of period	$63,359	$87,763

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

New Accounting Standards

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be our fiscal year ending September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance has not had a significant impact on our consolidated financial position or results of operations.

In April 2014, the FASB issued an amendment to the financial reporting of discontinued operations.  The amendments in this update changed the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to the financial reporting of discontinued operations guidance in U.S. GAAP.  Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this update are effective in the first quarter of 2015, which would be in our fiscal year ending September 30, 2016. Early adoption is permitted for disposals that have not been previously reported as discontinued operations. This amendment is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  The effective date for this standard was deferred in July 2015 and will now be effective for us beginning in fiscal year 2019.  The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Discontinued operations

In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn).  For the nine months ended June 30, 2014, we have presented the results of these operations as income from discontinued operations, net of tax.  See Note J.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$7,049	$2,947	$3,127	$17,190
Income from discontinued operations	—	—	—	9,604
Net income	$7,049	$2,947	$3,127	$26,794
Denominator:
Weighted average basic shares	11,802	12,015	11,953	12,004
Dilutive effect of restricted stock units	43	60	38	59
Weighted average diluted shares with assumed conversions	11,845	12,075	11,991	12,063
Net earnings per share:
Continuing operations	$0.60	$0.25	$0.26	$1.43
Discontinued operations	—	—	—	0.80
Basic earnings per share	$0.60	$0.25	$0.26	$2.23

Continuing operations	$0.60	$0.24	$0.26	$1.43
Discontinued operations	—	—	—	0.80
Diluted earnings per share	$0.60	$0.24	$0.26	$2.23

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,881	$501	$1,577	$572
Bad debt expense/(recovery)	(438)	676	31	616
Uncollectible accounts written off, net of recoveries	(145)	(38)	(267)	(46)
Change in foreign currency translation	14	5	(29)	2
Balance at end of period	$1,312	$1,144	$1,312	$1,144

Inventories:

The components of inventories are summarized below (in thousands):

	June 30, 2015	September 30, 2014
Raw materials, parts and subassemblies	$40,320	$35,349
Work-in-progress	1,029	2,035
Provision for excess and obsolete inventory	(4,997)	(4,569)
Total inventories	$36,352	$32,815

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30,	September 30,
	2015	2014
Costs incurred on uncompleted contracts	$613,304	$604,939
Estimated earnings	162,292	157,562
	775,596	762,501
Less: Billings to date	(735,012)	(715,233)
Net underbilled position	$40,584	$47,268

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$97,901	$95,970
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(57,317)	(48,702)
Net underbilled position	$40,584	$47,268

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$4,375	$4,833	$4,557	$5,282
Increase to warranty expense	1,033	884	2,100	2,390
Deduction for warranty charges	(766)	(1,023)	(1,794)	(2,949)
Increase (decrease) due to foreign currency translations	81	61	(140)	32
Balance at end of period	$4,723	$4,755	$4,723	$4,755

D. INTANGIBLE ASSETS

Intangible assets balances, subject to amortization, at June 30, 2015 and September 30, 2014 consisted of the following (in thousands):

	June 30, 2015			September 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,241)	$1,508	$11,749	$(9,918)	$1,831
Trade name	1,136	(1,136)	-	1,136	(1,063)	73
Total	$12,885	$(11,377)	$1,508	$12,885	$(10,981)	$1,904

Amortization of intangible assets recorded for the nine months ended June 30, 2015 and 2014 was $0.3 million and $0.7 million, respectively.

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

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2015	September 30, 2014

Industrial development revenue bonds	$2,800	$3,200
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,400	$2,800

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

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $18.1 million for our outstanding letters of credit at June 30, 2015.

There were no borrowings outstanding under the U.S. Revolver as of June 30, 2015. Amounts available under the U.S. Revolver were $56.9 million at June 30, 2015. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have an $8.1 million credit facility with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver.  There were no outstanding letters of credit under the Canadian Revolver at June 30, 2015.

There were no borrowings outstanding under the Canadian Revolver as of June 30, 2015 and amounts available under the Canadian Revolver were $8.1 million at June 30, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian

Revolver may be accelerated and may become immediately due and payable. As of June 30, 2015, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2015. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. At June 30, 2015, the balance in the restricted sinking fund was approximately $0.3 million and was recorded in cash and cash equivalents. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.20% as of June 30, 2015.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $18.1 million as of June 30, 2015. We also had performance and maintenance bonds totaling $303.2 million that were outstanding, with additional bonding capacity of $446.8 million available, at June 30, 2015.

We have a $15.7 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2015, we had outstanding guarantees totaling $6.4 million under this Facility Agreement.  Amounts available under this Facility Agreement were $9.3 million as of June 30, 2015.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of June 30, 2015, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could subject us to liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  We have had potential exposure for liquidated damages in the past, but in most instances they were not asserted by the customer.  As of June 30, 2015, our exposure to possible liquidated damages is $6.7 million, of which approximately $2.0 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $0.8 million has been recorded in our financial statements.  We believe that we will be successful in obtaining change orders or contract extensions that should resolve the potential for any unaccrued liquidated damages; however, should we fail to achieve relief on some or all of these contractual obligations, we could be subject to additional liquidated damages which could impact our future operating results.

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

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The RSUs typically vest over a three-year period from their date of issuance. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Sixty-percent of the actual amount of the RSUs earned will be based on the cumulative earnings as reported relative to the three-year performance cycle which begins October 1 of the year granted, and ranges from 0% to 250% of the target RSUs granted. The remaining forty-percent of the RSUs are time-based and vest over a three-year period. At June 30, 2015, there were 162,837 RSUs outstanding. The RSUs do not have voting rights and do not receive dividends on common stock; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until actually issued.

RSU activity (number of shares) for the quarter is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2014	106,845	$51.30
Granted	89,500	41.75
Vested	(33,508)	44.06
Forfeited	—	—
Outstanding at June 30, 2015	162,837	$47.54

During the nine months ended June 30, 2015 and 2014, we recorded compensation expense of $1.3 million and $2.0 million, respectively, related to the RSUs.

Restricted Stock

In February 2014, our stockholders also approved the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan) for the benefit of members of the Board of Directors of the Company who, at the time of their service are not employees of the Company or any of its affiliates. The 2014 Director Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, as well as certain other awards.  In February 2015, 16,000 shares of restricted stock were issued to such directors at a price of $33.37 per share under the 2014 Director Plan.  The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

During the nine months ended June 30, 2015 and 2014, we recorded compensation expense of $1.0 million and $0.9 million, respectively, related to restricted stock grants.

H. SHARE REPURCHASE PROGRAM

On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program is being funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of June 30, 2015, we have purchased 362,961 shares at cost of $12.5 million under this Repurchase Program.  The average price per share through June 30, 2015 has been $34.50.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash equivalents	$334	$—	$—	$334
Deferred compensation	1,992	3,124	—	5,116
Liabilities:
Deferred compensation	—	4,791	—	4,791

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at June 30, 2015, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the nine months ended June 30, 2015.

J. DISCONTINUED OPERATIONS

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments.  We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account and was released to us in July 2015.

We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations as of June 30, 2014.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$13,923
Income from discontinued operations, net of tax of $633	—	—	—	1,041
Gain on sale of discontinued operations, net of tax of $5,218	—	—	—	8,563
Net income from discontinued operations, net of tax	$—	$—	$—	$9,604

Earnings per share information:
Basic	$—	$—	$—	$0.80
Diluted	$—	$—	$—	$0.80

K. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Income from continuing operations before income taxes	$12,234	$5,180	$13,700	$27,416

Income tax provision	5,185	2,233	10,573	10,226

Income from continuing operations	$7,049	$2,947	$3,127	$17,190

Effective tax rate	42%	43%	77%	37%

A reconciliation of the significant differences between the statutory U. S. income tax rate and the effective income tax rate, as computed on earnings (loss) before income tax provision for the nine months ended June 30, 2015 and 2014, is as follows:

	Nine months ended June 30,
	2015	2014
Statutory rate	35%	35%
Canadian valuation allowance	76	—
Research and Development Credit	(34)	—
State rate	2	2
Domestic production activities deduction	(2)	(1)
Other	—	1
Effective rate	77%	37%

We recorded a provision for income taxes from continuing operations of $5.2 million in the third quarter of Fiscal 2015, compared to the provision of $2.2 million recorded in the third quarter of Fiscal 2014.  The effective tax rate for the third quarter of Fiscal 2015 was 42.4% compared to an effective tax rate of 43.1% for the third quarter of Fiscal 2014.  The effective tax rate for the third quarter of Fiscal 2015 is above the combined U.S. federal and state statutory rate as no tax benefit is recorded against Canadian pre-tax losses due to the valuation allowance recorded in the second quarter of Fiscal 2015.  The effective tax rate for both the third quarter of Fiscal 2015 and 2014 were also above the combined U.S. federal and state statutory rate due to discrete tax items recognized during the quarters as well as the nondeductibility of certain executive compensation costs.

We recorded a provision for income taxes from continuing operations of $10.6 million for the nine months ended June 30, 2015, compared to the provision of $10.2 million recorded for the nine months ended June 30, 2014.  The effective tax rate for the nine months ended June 30, 2015 was 77.2% compared to an effective tax rate of 37.3% for the nine months ended June 30, 2014.  The higher rate for the nine months ended June 30, 2015 was primarily due to a valuation allowance against our Canadian deferred tax assets and the resulting inability to record a tax benefit against the year-to-date Canadian losses.  This was partially offset by the release of a FIN 48 reserve related to the R&D Credit upon closing an IRS audit as well as the December 19, 2014 retroactive reinstatement of the R&D Credit from January 1, 2014 through December 31, 2014.  The effective tax rate for the nine months ended June 30, 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

At June 30, 2015, we had $34 million of gross foreign net operating loss carryforwards, the benefits of which are recorded as deferred tax assets and are subject to a 20-year carryforward period, the first of which will expire in 2031. During our quarterly assessment of deferred taxes, in the second quarter of Fiscal 2015, we established a valuation allowance in the amount of $9.0 million against Canadian net deferred tax assets.  In assessing the realizability of net deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  In light of the historical Canadian losses, and recent changes in projected losses in the near term, we are required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred assets because we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.

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

L. RESTRUCTURING AND SEPARATION COSTS

In the third quarter of Fiscal 2015, we incurred $1.4 million of restructuring and separation costs.  Of this, $0.8 million was the termination of a Canadian facility lease and the write-off of associated leasehold improvements.  The remaining $0.6 million were severance costs due to additional headcount reductions in Canada and certain U.S. operations as we continue to respond to current market conditions.

For the nine months ended June 30, 2015, we incurred $2.7 million in restructuring and separation costs. Of this, $1.9 million was from separation and severance costs and the remaining $0.8 million resulted from the termination of a Canadian facility lease and the write-off of associated leasehold improvements.  During the nine months ended June 30, 2015, we have paid out $1.4 million in severance and separation costs.

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

Our operating results have been negatively impacted by factors such as our operational inefficiencies, our contractual commitments on existing projects, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have negatively impacted the timing of our project execution.  These factors resulted in an imbalance of our factory resources with our customer commitments, resulting in higher production costs due to inefficiencies.  Our operating results are also impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers.

We anticipate that demand for our solutions in the western Canadian oil and gas markets will continue to be a contributor to our strategic position in the Canadian market place.  We completed the construction of our new Canadian facility and relocated operations in the fall of 2013 and completed a $26 million expansion of this manufacturing facility in the third quarter of Fiscal 2015. The stabilization of our Canadian operations has presented challenges resulting in inefficiencies that led to extended project delivery times, delayed project revenues, higher operating costs, gross margin deterioration and operating losses.  We have taken actions to mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account and released to us in July 2015. We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations for the nine months ended June 30, 2014.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014 (Unaudited)

Revenue and Gross Profit

Revenues increased 17.2%, or $25.9 million, to $176.7 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014, primarily due to our increased production efforts resulting from the customer scheduling of projects during this quarter from our backlog.  Domestic revenues increased by 57.2%, or $48.7 million, to $134.0 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014, primarily due to our production efforts on various large petrochemical projects awarded in 2014.  International revenues decreased by 34.8%, or $22.8 million, to $42.7 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014, primarily due to the substantial completion of several large projects for both the Canadian market and our U.S. export projects. Revenues from commercial and industrial customers increased $34.0 million to $146.7 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014. Revenues from public and private utilities decreased $11.8 million to $16.4 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014. Revenues from municipal and transit projects increased $3.7 million to $13.6 million in the third quarter of Fiscal 2015, compared to the third quarter of Fiscal 2014.

Gross profit for the third quarter of Fiscal 2015 increased 11.1%, or $3.3 million, to $32.9 million, compared to the third quarter of Fiscal 2014, primarily due to the increase in production efforts on projects as noted above.  Gross profit as a percentage of revenues decreased to 18.6% in the third quarter of Fiscal 2015, compared to 19.7% in the third quarter of Fiscal 2014, primarily driven by inefficiencies resulting from our production efforts and incremental costs required to maintain our customer’s schedules, as well as the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.0 million to $18.0 million during the third quarter of Fiscal 2015 compared to the third quarter of Fiscal 2014 primarily due to a decrease in performance-based compensation, sales commissions, personnel and administrative costs, reduced bad debt expense and overall cost reduction efforts.  Selling, general and administrative expenses, as a percentage of revenues, decreased to 10.2% during the third quarter of Fiscal 2015, compared to 15.3% during the third quarter of Fiscal 2014, due to the lower expenses and increased revenues discussed above.

Restructuring and separation costs

In the third quarter of Fiscal 2015, we incurred approximately $1.4 million in restructuring and separation costs.  Of this, $0.8 million was the termination of a Canadian facility lease and the write-off of associated leasehold improvements and the remaining $0.6 million were severance costs due to additional headcount reductions in Canada and certain U.S. operations as we continue to respond to current market conditions.  There were no restructuring costs in the third quarter of Fiscal 2014.

Other Income

We recorded other income of $0.5 million in both the third quarter of Fiscal 2015 and the third quarter of Fiscal 2014.  This was the amortization of the deferred gain from the amended supply agreement, discussed in Note D of the Notes to Condensed Consolidated Financial Statements.

Income Tax Provision

We recorded a provision for income taxes from continuing operations of $5.2 million in the third quarter of Fiscal 2015, compared to the provision of $2.2 million recorded in the third quarter of Fiscal 2014.  The effective tax rate for the third quarter of Fiscal 2015 was 42.4% compared to an effective tax rate of 43.1% for the third quarter of Fiscal 2014. The effective tax rate for the third quarter of Fiscal 2015 is above the combined U.S. federal and state statutory rate as no tax benefit is recorded against Canadian pre-tax losses due to the valuation allowance recorded in the second quarter of Fiscal 2015 discussed in Note K of the Notes to Condensed Consolidated Financial Statements. The effective tax rates for both the third quarter of Fiscal 2015 and 2014 were also above the combined U.S. federal and state statutory rate due to discrete tax items recognized during the quarter as well as the nondeductibility of certain executive compensation costs.

Net income

In the third quarter of Fiscal 2015, we recorded income of $7.0 million, or earnings per diluted share of $0.60, compared to income of $2.9 million, or $0.24 per diluted share, in the third quarter of Fiscal 2014.  This increase was primarily due to higher revenues and lower selling, general and administrative expenses which were partially offset by higher production costs due to inefficiencies.

Backlog

Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce. The order backlog at June 30, 2015 increased to $518.0 million, compared to $507.1 million at September 30, 2014.  New orders placed during the third quarter of Fiscal 2015 increased to $193.2 million compared to $171.7 million in the third quarter of Fiscal 2014.

Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014 (Unaudited)

Revenue and Gross Profit

Revenues increased 3.0%, or $14.6 million, to $499.5 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014 primarily due to the increase in domestic revenues.  Domestic revenues increased by 32.0%, or $85.2 million, to $351.4 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, due to our production efforts on various large petrochemical projects awarded in 2014. International revenues decreased by 32.3%, or $70.6 million, to $148.2 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, primarily due the substantial completion of several large projects for the both Canadian market as well U.S. export projects.  Revenues from commercial and industrial customers increased $46.2 million to $398.0 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Revenues from public and private utilities decreased $34.1 million to $64.1 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Revenues from municipal and transit projects increased $2.5 million to $37.4 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014.

Gross profit for the nine months ended June 30, 2015 decreased 21.5%, or $21.4 million, to $78.3 million, compared to the nine months ended June 30, 2014.  Gross profit as a percentage of revenues decreased to 15.7% for the nine months ended June 30, 2015, compared to 20.6% for the nine months ended June 30, 2014.  Our gross profit and gross profit as a percentage of revenues decreased in the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, primarily driven by inefficiencies resulting from our production efforts and incremental costs required to maintain our customer’s schedules, as well as the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $8.5 million to $58.3 million during nine months ended June 30, 2015, compared to the nine months ended June 30, 2014, primarily due to a decrease in performance-based compensation, sales commissions, personnel and administrative costs, reduced bad debt expense and overall cost reduction efforts.  Selling, general and administrative expenses, as a percentage of revenues, decreased to 11.7% during the nine months ended June 30, 2015, compared to 13.8% during the nine months ended June 30, 2014.

Restructuring and separation costs

For the nine months ended June 30, 2015, we incurred $2.7 million in restructuring and separation costs. Of this, $1.9 million was from separation and severance costs and the remaining $0.8 million resulted from the termination of a Canadian facility lease and the write-off of associated leasehold improvements.

Other Income

We recorded other income of $1.9 million in the nine months ended June 30, 2015, of which $1.5 million was from the amortization of the deferred gain from the amended supply agreement, discussed in Note D of the Notes to Condensed Consolidated Financial Statements, and $0.4 million was from a death benefit received from our company-owned life insurance policy.  We recorded other income of $1.0 million in the same period in Fiscal 2014 which was solely from the amortization of the deferred gain.

Income Tax Provision

We recorded a provision for income taxes from continuing operations of $10.6 million for the nine months ended June 30, 2015, compared to the provision of $10.2 million for the nine months ended June 30, 2014.  The effective tax rate for the nine months ended June 30, 2015 was 77.2%, compared to an effective tax rate of 37.3% for the nine months ended June 30, 2014, primarily due to a valuation allowance against our Canadian deferred tax assets recorded in the second quarter of Fiscal 2015 and the resulting inability to record a tax benefit against the year-to-date Canadian losses (see Note K of the Notes to Condensed Consolidated Financial Statements), partially offset by the release of a FIN 48 reserve related to the R&D Credit upon closing an IRS audit as well as the December 19, 2014 retroactive reinstatement of the R&D Credit from January 1, 2014 through December 31, 2014.  The effective tax rate for the nine months ended June 30, 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

Income from Continuing Operations

For the nine months ended June 30, 2015, we recorded income from continuing operations of $3.1 million, or $0.26 per diluted share, compared to income from continuing operations of $17.2 million, or $1.43 per diluted share, for the nine months ended June 30, 2014.  This reduction to net income was primarily due to a valuation allowance recorded against our Canadian deferred tax assets (as discussed above) and higher domestic productions costs caused by inefficiencies resulting from our production efforts to maintain our customer’s scheduling requirements related to our increased volume.  These reductions to net income were partially offset by lower selling, general and administrative costs.

Income from Discontinued Operations

For the nine months ended June 30, 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations which included the gain on the sale.  For additional information about this disposition, see Note I of the Notes to Condensed Consolidated Financial Statements.

Backlog

Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.  The order backlog at June 30, 2015 was $518.0 million, compared to $507.1 million at September 30, 2014.  New orders placed during the nine months ended June 30, 2015 decreased to $514.7 million from $526.5 million for the nine months ended June 30, 2014.  This decrease in orders was due to reduced investments by our customers primarily in oil and gas and petrochemical infrastructure.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $63.4 million at June 30, 2015, compared to $103.1 million at September 30, 2014.  As of June 30, 2015, current assets exceeded current liabilities by 2.2 times and our debt to total capitalization was 0.80%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2016. As of June 30, 2015, there were no amounts borrowed under this line of credit. We also have an $8.1 million revolving credit facility in Canada. At June 30, 2015, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $2.8 million at June 30, 2015, compared to $3.2 million at September 30, 2014. Total letters of credit outstanding were $18.1 million and $21.5 million at June 30, 2015 and September 30, 2014, respectively, which reduce our availability under our U.S. credit facility. Amounts available at June 30, 2015 under the U.S. and Canadian revolving credit facilities were $56.9 million and $8.1 million, respectively.  For further information regarding our debt, see Notes E and F of the Notes to Condensed Consolidated Financial Statements.

Approximately $6.7 million of our cash at June 30, 2015, was held outside of the United States for international operations.  It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital and support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities was $18.6 million during the first nine months of Fiscal 2015, compared to cash used in operating activities of $14.6 million during the first nine months of Fiscal 2014.  This increase was primarily due to a shift in our net underbilled position and an increase in accounts payable. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.

Investing Activities

Purchases of property, plant and equipment during the first nine months of Fiscal 2015 totaled $34.2 million compared to $11.3 million during the first nine months of Fiscal 2014.  This increase resulted primarily from the expansion of our Canadian facility in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $22.8 million during the first nine months of Fiscal 2015 and $9.9 million during the first nine months of Fiscal 2014.  This increase in the use of cash in the same period in Fiscal 2015 was primarily driven by our share repurchase program discussed below.   During the first nine months of Fiscal 2015, we have spent $12.5 million to repurchase shares of our common stock.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program is being funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of June 30, 2015, a total of $12.5 million of our stock (362,961 shares) has been purchased under the Repurchase Program.

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

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects may take a number of months to produce, but schedules may change during the course of any particular project.

A significant portion of our revenues are derived from the oil and gas and petrochemical market sectors.  Due to the decline in oil prices, many of our customers have reduced their capital budgets and cut costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that sustained lower oil prices will negatively impact future orders due to reduced capital spending and project deferrals by our customers resulting in market price pressures.  This reduction in new business opportunities and market price pressures will ultimately negatively impact our revenues, operating results and cash flows from operations.  Accordingly, we will continue to review our cost structure and take actions to align our operating cost structure with expected revenues.

Our operating results have been and may continue to be negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and may continue to negatively impact the timing of project execution.  These factors have resulted and may continue to result in periods when our factory resources are not in balance with our customer’s scheduling requirements, resulting in higher production costs due to inefficiencies.  Our operating results are also impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers.

We completed the construction of our new Acheson, Alberta facility and relocated operations in the fall of 2013 and completed a $26 million expansion of this facility in the third quarter of Fiscal 2015. The production ramp and stabilization of our Canadian operations has presented and may continue to present challenges resulting in inefficiencies and extended project delivery times. These challenges resulted in delayed project revenues, incremental costs to hold customers’ schedules, gross margin deterioration and operating losses.  We have taken actions to stabilize our Canadian operations and mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  However, we may continue to incur operating losses in Canada as we continue to enhance our engineering and project management competencies and improve our overall project execution.  Prior to the construction of our new Canadian facility, we only performed final assembly operations in Canada.

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

We are subject to market risk from fluctuating market prices of certain raw materials and components. While such materials and components are typically available from numerous suppliers, commodity raw materials and components are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity risk.  Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes information about our purchases of common stock, based on settlement date, during the quarter ended June 30, 2015:

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
	Purchased	Share (1)	or Programs	or Programs(2)
April 1 - April 30	93,461	$34.41	93,461	$16,024,567
May 1 - May 31	44,608	35.46	44,608	14,442,691
June 1 - June 30	53,476	36.75	53,476	12,477,375
Total activity for the quarter ended June 30, 2015	191,545	$35.31	191,545	$12,477,375

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 5, 2015	By:	/s/ Michael A. Lucas
Michael A. Lucas
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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