Form 10-K
period 2015-09-30
POWELL INDUSTRIES INC
filed 2015-12-02
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

                               Title of each class:                                                                      Name of each exchange on which registered:

             Common Stock, par value $.01 per share                                                                NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $403 million as of March 31, 2015, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more are considered to be “affiliates.”

At November 27, 2015, there were 11,414,584 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015, are incorporated by reference into Part III of this Form 10-K.

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

Our website is powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Additionally, all of our reports filed with the SEC are available via their website at http://www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549.

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

References to Fiscal 2015, Fiscal 2014 and Fiscal 2013 used throughout this Annual Report relate to our fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Revenues from customers located in the United States of America (U.S.) accounted for approximately 72%, 56% and 58% of our consolidated revenues for Fiscal 2015, 2014 and 2013, respectively. Revenues from customers located in Canada accounted for approximately 15%, 21% and 18% of consolidated revenues for Fiscal 2015, 2014 and 2013, respectively. Approximately 62% of our long-lived assets were located in the U.S. at September 30, 2015, with the remaining long-lived assets located primarily in Canada and the United Kingdom (U.K.).  Detailed geographic information is included in Note L of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Customers and Markets

Our principal customers are sophisticated users of large amounts of electrical energy that typically require a complex combination of electrical components and systems. These customers and their industries include oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets.

Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers, governmental agencies, markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in revenues and gross margins.

Due to the nature and timing of large projects, a significant percentage of revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer which would be material to that facility.  No customer accounted for more than 10% of our revenues in Fiscal 2015, Fiscal 2014 or Fiscal 2013.

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

We believe our products and services, turnkey integration capabilities, technical and project management strengths, application expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply. Our principal competitors include ABB, Eaton, General Electric Company, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with which we also have long and established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Our backlog at September 30, 2015 totaled $441.4 million compared to $507.1 million at September 30, 2014. We anticipate that approximately $374 million of Fiscal 2015 ending backlog will be fulfilled during our fiscal year ending September 30, 2016. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 46% of revenues in Fiscal 2015 compared to 48% of revenues in Fiscal 2014.  Unanticipated changes in material requirements, disruptions in supplies or price increases could impact production costs and affect our results of operations.

Our supply base for certain key electrical components is limited.  Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years.

Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2015, 2014 or 2013.

Employees

At September 30, 2015, we had 2,803 full-time employees located primarily in the United States, Canada and the United Kingdom. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

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

Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. From time to time, an individual manufacturing facility may have significant volume from one particular customer which would be material to that facility. Furthermore, our ability to expand our business would be limited in the future if we are unable to increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services, could materially impact our business, financial condition, cash flows and results of operations and could potentially impact the trading price of our common stock.

Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

We have a backlog of uncompleted contracts. Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time the order was recorded. In the event of a project cancellation, or modification, we may be reimbursed for certain costs but may not have a contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the underutilization of our assets.  Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future earnings.

The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to costs and revenues could have a significant impact on our operating results for any fiscal quarter or year.

The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.

Most of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could subject us to penalty provisions, liquidated damages or claims against our outstanding letters of credit or performance bonds.  In addition, some customer contracts stipulate protection against gross negligence or willful misconduct.  Each individual contract defines the conditions under which the customer may make a claim against us. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, could have a significant impact on our operating results for any fiscal quarter or year.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

Our material costs represented 46% of our consolidated revenues for Fiscal 2015. We purchase a wide variety of materials and component parts to manufacture our products, including steel, aluminum, copper and various electrical components. Unanticipated increases in raw material requirements, changes in supplier availability or price increases could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. Our supply base for certain key electrical components is limited. Our ability to meet customer commitments could be negatively impacted due to the time and effort associated with the selection and qualification of a new supplier and changes in our design to accommodate similar components from other suppliers. Additionally, we rely on certain competitors for key materials used in our products.  This could put us at risk if the relationships change or become adversarial.

Our industry is highly competitive.

Some of our competitors are significantly larger and have substantially greater resources. Competition in the industry depends on a number of factors, including technical ability, production capacity, location and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets which could affect future sales and have a material impact on our results of operations.

Our operations could be adversely impacted by the effects of government regulations.

Changes in policy, laws or regulations regarding oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities and we cannot predict whether operators will be able to satisfy these requirements. Additionally, customer demands and new regulations related to the conflict-free mineral disclosures may force us to continue to incur additional expenses. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

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

Revenues with customers located outside of the U.S., including sales from our operations in the United Kingdom and Canada, accounted for approximately 28% of our consolidated revenues in Fiscal 2015. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our consolidated results of operations, cash flows and financial condition could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.

Acquisitions involve a number of risks.

Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets that will enable us to expand our product, geographic coverage and service offerings. We routinely review potential acquisitions; however we may be unable to implement this strategy.  Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment.  It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing which may not be available on attractive terms, if at all.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by a number of factors including: changes in estimates relating to revenues, costs, project scheduling; the timing and volume of work under new agreements; changes in existing customer schedules; general economic conditions; the spending patterns of customers; variations in the margins of projects performed during any particular quarter; losses experienced in our operations not otherwise covered by insurance; a change in the demand or production of our products and our services caused by severe weather conditions; a change in the mix of our customers, contracts and business; increases in design and manufacturing costs; the ability of customers to pay their invoices owed to us and disagreements with customers related to project performance on delivery.  Accordingly, our operating results in any particular quarter may not be indicative of future results.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of our executive officers, senior management, other key professionals and technical personnel. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to perform and manage our business.

Our business requires skilled labor and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations.  We cannot be certain that our labor expenses will not increase as a result of a shortage in the supply of skilled and technical personnel. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We could be named as a defendant in future legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery form our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Unforeseen difficulties with our enterprise resource planning (ERP), engineering and manufacturing process systems (Business Systems) could adversely affect our internal controls and our business.

The efficient execution of our business is dependent upon the proper functioning of our Business Systems that support our production, engineering, human resources, estimating, financial, project management and customer systems. These systems may be susceptible to outages due to natural disaster, power loss, telecommunications failures, break-ins, computer viruses, cyber-attacks or other unauthorized access.   Additionally, a material network breach of our ERP system could involve the theft of proprietary or customer data which may be used by competitors. The occurrence of any of these or other events could disrupt or damage our Business Systems and adversely affect our business or results of operations.

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

Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption, self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, subject to deductibles, or that exceed our accruals or our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance such as environmental contamination or terrorist attacks.

Changes in and compliance with environmental laws could adversely impact our financial results.

Private lawsuits or enforcement actions by federal, state, provincial or foreign regulatory agencies may materially increase our costs. Certain environmental laws may make us potentially liable for the remediation of contamination at or emanating from our properties or facilities. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liabilities relating to the remediation of potential contamination, including contamination we did not cause.

Technological innovations by competitors may make existing products and production methods obsolete.

All of the products that we manufacture and sell depend upon the best available technology for success in the marketplace. This competitive environment is highly sensitive to technological innovation and customer requirements. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at least hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events, ranging from natural disasters to health epidemics, to acts of war and terrorism, could disrupt or delay our ability to complete projects for our customers and could potentially expose us to third-party liability claims. Such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could impact our customers and suppliers, resulting in temporary or long-term delays and/or cancellations of orders for raw materials used in normal business operations. These situations are outside our control and could have a significant adverse impact on our consolidated results of operations, cash flows and financial position.

Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

From time to time we may decide to enter new markets, build additional facilities, expand our existing facilities or relocate or consolidate one or more of our operations. Increased costs and production delays arising from the staffing, relocation, expansion or consolidation of our facilities could adversely affect our operations and may adversely impact our profitability.

Due to the cyclical nature of the oil and gas industry, our business may be adversely impacted by extended periods of low oil or gas prices or unsuccessful exploration efforts which may decrease our customers’ spending and therefore our results in the future.

Oil and gas prices have been, and are expected to, remain unpredictable.  Unfavorable commodity price levels can cause oil and gas companies to change their strategies, delay or cancel projects.  The price for oil and gas can be influenced by many factors, including global economic growth, inventory levels and supply and demand for these commodities.  These factors could cause oil and gas prices to decrease which could result in a decrease in customer projects that would adversely impact our business and our results.  Continued periods of reduced oil and gas prices will negatively impact our business and our consolidated results of operations, cash flows and financial position.

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

Our principal locations as of September 30, 2015, are as follows:

			Approximate Square Footage
Location	Description	Acres	Owned	Leased
Houston, TX	Corporate office and manufacturing facility	21.4	428,515	—
Houston, TX	Office and manufacturing facility	53.4	290,554	—
Houston, TX	Office, fabrication facility and yard	63.3	82,320	—
North Canton, OH	Office and manufacturing facility	8.0	115,200	—
Northlake, IL	Office and manufacturing facility	10.0	103,500	—
Bradford, United Kingdom	Office and manufacturing facility	7.9	129,200	—
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	330,168	—
Calgary, Alberta, Canada	Office and manufacturing facility	—	—	8,200

All leased properties are subject to long-term leases. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our leased facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities.

In Fiscal 2015, we completed the expansion of our Acheson, Alberta, Canada facility.  The expansion cost approximately $26 million, funded by cash on hand, and increased the manufacturing capacity of that facility by approximately 144,000 square feet.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the outcome of pending legal proceedings, claims and other disputes, we do not believe that the ultimate conclusion of these disputes could materially affect our results of operations, cash flow and financial position.

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

	High	Low
Fiscal 2014:
First Quarter	$68.86	$60.87
Second Quarter	69.50	59.17
Third Quarter	65.40	60.20
Fourth Quarter	67.65	40.86
Fiscal 2015:
First Quarter	$51.33	$38.12
Second Quarter	49.93	31.54
Third Quarter	39.45	32.54
Fourth Quarter	35.44	25.60

As of November 27, 2015, the closing price of our common stock on the NASDAQ was $34.96 per share. As of November 27, 2015, there were 416 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

In November 2013, our Board of Directors (the Board) elected to begin the payments of quarterly cash dividends.  In Fiscal 2014, we paid $12.0 million in dividends.  In November 2014, the Board elected to increase our quarterly cash dividend by 4% to $0.26 per share from $0.25 per share. This increase was effective beginning with the first quarter of Fiscal 2015 and in Fiscal 2015 we paid $12.4 million in dividends.  The Board anticipates declaring cash dividends in future quarters; however, there is no assurance as to future dividends or their amounts because they depend on future earnings, capital requirements and financial condition.

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of common stock, based on settlement date, during the quarter ended September 30, 2015:

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
	Purchased	Share (1)	or Programs	or Programs(2)
July 1 - July 31	—	$—	—	$12,477,375
August 1 - August 31	170,000	27.97	170,000	7,722,717
September 1 - September 30	137,220	29.02	137,220	3,740,770
Total activity for the quarter ended September 30, 2015	307,220	$28.44	307,220	$3,740,770

(1)	Includes commissions.
(2)

On December 18, 2014, we announced that on December 17, 2014 our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The Repurchase Program will expire as of the close of business on December 31, 2015.

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

The following graph compares, for the period from October 1, 2010 to September 30, 2015, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc./SD; Electro Scientific Industries, Inc.; EnerSys;  Franklin Electric Co, Inc.; GrafTech International Ltd; Littelfuse Inc./DE; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2010, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POWELL INDUSTRIES, INC.,
INDUSTRIAL ELECTRICAL EQUIPMENT GROUP AND NASDAQ MARKET INDEX
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
Powell Industries, Inc.
NASDAQ Composite Index
Peer Group

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

	Years ended September 30,
	2015	2014	2013	2012	2011
Statement of Operations:	(In thousands, except per share data)
Revenues	$661,858	$647,814	$640,867	$690,741	$536,623
Cost of goods sold	553,597	522,340	502,375	557,938	444,861
Gross profit	108,261	125,474	138,492	132,803	91,762
Selling, general and administrative expenses	76,801	87,756	79,707	76,961	71,934
Research and development expenses	6,980	7,608	7,615	6,286	6,435
Amortization of intangible assets	435	779	1,659	2,599	4,752
Restructuring and relocation expenses	3,397	—	3,927	—	—
Impairments	—	—	—	—	7,158
Operating income	20,648	29,331	45,584	46,957	1,483
Gain on sale of investment	—	—	—	—	(1,229)
Gain on settlement	—	—	(1,709)	—	—
Other income	(2,402)	(1,522)	—	—	—
Interest expense (net)	59	165	167	158	194
Income from continuing operations before income taxes	22,991	30,688	47,126	46,799	2,518
Income tax provision (1)	13,552	11,068	7,387	18,056	6,190
Income (loss) from continuing operations	9,439	19,620	39,739	28,743	(3,672)
Income from discontinued operations, net of tax	—	9,604	2,337	914	957
Net income (loss)	$9,439	$29,224	$42,076	$29,657	$(2,715)

Earnings (loss) per share:
Continuing operations	$0.80	$1.63	$3.32	$2.43	$(0.31)
Discontinued operations	—	0.80	0.20	0.07	0.08
Basic earnings (loss) per share	$0.80	$2.43	$3.52	$2.50	$(0.23)

Continuing operations	$0.79	$1.62	$3.32	$2.41	$(0.31)
Discontinued operations	—	0.80	0.19	0.08	0.08
Diluted earnings (loss) per share	$0.79	$2.42	$3.51	$2.49	$(0.23)

(1) For an explanation of the effective tax rate for the last three fiscal years, see Note H of the Notes to Consolidated Financial
Statements included elsewhere in this Annual Report.
	Years ended September 30,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$43,569	$103,118	$107,411	$89,669	$123,161
Property, plant and equipment, net	154,594	156,896	144,495	78,489	59,416
Total assets	468,824	541,443	530,903	448,312	421,676
Long-term debt and capital lease obligations, including current maturities	2,800	3,200	3,616	4,355	5,441
Total stockholders' equity	333,262	371,097	355,226	310,103	275,343
Total liabilities and stockholders' equity	468,824	541,443	530,903	448,312	421,676
Dividends paid on common stock	12,358	11,998	—	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” included elsewhere in this Annual Report.

Overview

We develop, design, manufacture and service custom-engineered equipment and systems for the management and control of electrical energy and other critical processes. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects may take a number of months to produce; but schedules may change during the course of any particular project. Our operating results can be impacted by factors outside of our control.

Our operating results have been negatively impacted by factors such as our operational inefficiencies, our inability to meet contractual commitments on existing projects, customer approval of engineering and design specifications and delays in customer construction schedules, all of which impact the timing and costs related to project execution.  These factors resulted in an imbalance of our factory resources with our customer commitments, resulting in higher production costs due to inefficiencies.  Our operating results were also negatively impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which impacted gross margins during the period in which these items are resolved with our customers.

We anticipate that demand for our solutions in the western Canadian oil and gas markets will continue to be a contributor to our strategic position in the Canadian market place.  We completed the construction of our new Canadian facility and relocated operations in the fall of 2013 and completed a $26 million expansion of this manufacturing facility in the third quarter of Fiscal 2015. The stabilization of our Canadian operations has presented challenges resulting in inefficiencies that led to extended project delivery times, delayed project revenues, higher operating costs, gross margin deterioration and operating losses.  We have taken actions in an effort to mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  Prior to the construction of our new Canadian facility, we performed only final assembly operations in Canada.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account and released to us in July 2015. We have presented the results of these operations as income from discontinued operations, net of tax, in the condensed consolidated statements of operations for all periods presented.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Twelve Months Ended September 30, 2015 Compared to Twelve Months Ended September 30, 2014

Revenue and Gross Profit

Revenues increased 2.2% or $14.0 million, to $661.9 million in Fiscal 2015, primarily due to the increase in domestic revenues. Domestic revenues increased 30.0%, or $109.6 million, to $474.7 million in Fiscal 2015 primarily due to our production efforts on various large petrochemical projects awarded in Fiscal 2014.  International revenues decreased 33.8%, or $95.6 million, to $187.2 million in Fiscal 2015 primarily due to the substantial completion of several large projects for both the Canadian market and the U.S. export projects. Revenues from commercial and industrial customers increased $50.0 million to $524.5 million in Fiscal 2015. Revenues from public and private utilities decreased $41.9 million to $85.1 million in Fiscal 2015. Revenues from municipal and transit projects increased $5.9 million to $52.2 million in Fiscal 2015.

Gross profit decreased 13.7%, or $17.2 million, to $108.3 million in Fiscal 2015.  Gross profit as a percentage of revenues decreased to 16.4% in Fiscal 2015 compared to 19.4% in Fiscal 2014. Our gross profit and gross profit as a percentage of revenues decreased in Fiscal 2015 compared to Fiscal 2014, primarily due to inefficiencies resulting from our production efforts and incremental costs required to maintain our customer’s schedules, as well as the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $11.0 million to $76.8 million in Fiscal 2015 compared to Fiscal 2014. Selling, general and administrative expenses, as a percentage of revenues, decreased to 11.6% in Fiscal 2015 compared to 13.5% in Fiscal 2014. These decreases were primarily due to a decrease in performance-based compensation, sales commissions, personnel and administrative costs resulting from reductions in force, reduced bad debt expense and overall cost reduction efforts.

Restructuring and separation costs

In Fiscal 2015, we incurred $3.4 million in restructuring and separation costs. Of this, $2.6 million was from separation and severance costs and the remaining $0.8 million resulted from the exit of a Canadian facility lease and the write-off of associated leasehold improvements.

Other Income

We recorded other income of $2.4 million in Fiscal 2015, of which $2.0 million related to the amortization of the deferred gain from the amended supply agreement, discussed in Note E of the Notes to Condensed Consolidated Financial Statements, and $0.4 million was from a death benefit received from our company-owned life insurance policy.  We recorded other income of $1.5 million in Fiscal 2014, which was solely from the amortization of the deferred gain.

Income Tax Provision

Our provision for income taxes was $13.6 million in Fiscal 2015 compared to $11.1 million in Fiscal 2014.  The effective tax rate in Fiscal 2015 was 58.9% compared to an effective tax rate of 36.1% for Fiscal 2014.  This increase in effective tax rate in Fiscal 2015 was primarily due to the establishment of a valuation allowance against the Canadian net deferred tax assets, partially offset by the resolution of an IRS audit and the retroactive reinstatement of the Federal Research and Development Tax Credit for the second through fourth quarter of Fiscal 2014 (for more detailed information, see Note H of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Annual Report).  The effective tax rate for Fiscal 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

Income from Continuing Operations

In Fiscal 2015, we recorded income from continuing operations of $9.4 million, or $0.79 per diluted share compared to $19.6 million, or $1.62 per diluted share in Fiscal 2014. This reduction to net income was primarily due to a valuation allowance recorded against our Canadian deferred tax assets (as discussed above) and higher domestic productions costs caused by inefficiencies resulting from our production efforts and incremental costs to maintain our customers’ scheduling requirements.  These reductions to net income were partially offset by lower selling, general and administrative costs.

Income from Discontinued Operations

In Fiscal 2014, we recorded $9.6 million, or $0.80 per diluted share, of income from discontinued operations which included the gain on the sale. For additional information about this disposition, see Note N of the Notes to Condensed Consolidated Financial Statements.

Backlog

Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce. The order backlog at September 30, 2015 was $441.4 million, compared to $507.1 million at September 30, 2014. New orders placed in Fiscal 2015 totaled $606.8 million, compared to $725.8 million in Fiscal 2014. This decrease in orders was due to reduced capital investments by our customers primarily in oil and gas and petrochemical industries.

Twelve Months Ended September 30, 2014 Compared to Twelve Months Ended September 30, 2013

Revenue and Gross Profit

Revenues increased 1.1% or $6.9 million, to $647.8 million in Fiscal 2014. Domestic revenues decreased 2.5%, or $9.3 million, to $365.1 million in Fiscal 2014, primarily due to the mix of projects and international revenues increased 6.1%, or $16.3 million, to $282.7 million in Fiscal 2014. The expansion of our Canadian operations contributed to the increase in international revenues.  Revenues from industrial customers increased $18.8 million to $474.4 million in Fiscal 2014. Revenues from public and private utilities decreased $11.6 million to $127.0 million in Fiscal 2014. Revenues from municipal and transit projects decreased $0.3 million to $46.3 million in Fiscal 2014. Additionally, revenues in Fiscal 2013 were favorably impacted by the recovery of $3.8 million related to cost overruns from a previous year on a large industrial project.

Gross profit decreased 9.4%, or $13.0 million, to $125.5 million in Fiscal 2014.  Gross profit as a percentage of revenues decreased to 19.4% in Fiscal 2014 compared to 21.6% in Fiscal 2013 primarily due to higher costs resulting from the efficiency and utilization challenges associated with the ramp of our Canadian operations. Additionally, we incurred higher operating costs associated with inefficiencies from the re-implementation of our existing ERP system and added a suite of new software tools to expand our Business Systems.  These higher costs were partially offset by various supply chain and productivity initiatives. Gross profit for Fiscal 2013 was favorably impacted by the $3.8 million recovery from the project discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.0 million to $87.8 million in Fiscal 2014 compared to Fiscal 2013, primarily due to increased personnel costs, travel and administrative expenses and bad debts.  Selling, general and administrative expenses, as a percentage of revenues, increased to 13.5% in Fiscal 2014 compared to 12.4% in Fiscal 2013. This increase in selling, general and administrative expense was partially offset by a decrease in depreciation expense as our existing Business Systems became fully depreciated in December 2012 and the favorable impact of the capitalization of certain personnel costs associated with the development and implementation of our new Business Systems, which went live in May 2014.  However, going forward, the favorable impact of depreciation expense and capitalization of certain personnel costs will no longer be realized.

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

Income Tax Provision

Our provision for income taxes for continuing operations was $11.1 million in Fiscal 2014 compared to $7.4 million in Fiscal 2013.  The effective tax rate in Fiscal 2014 was 36.1%, which approximates the combined U.S. federal and state statutory rates as the majority of our income is attributable to the U.S. Additionally, the Federal Research and Development Tax Credit (R&D Credit) expired December 31, 2013.   The effective tax rate for Fiscal 2013 was 15.7% and was favorably impacted by the release of the $7 million valuation allowance recorded as an offset to the prior years’ Canadian pre-tax losses and the R&D Credit as well as the utilization of certain foreign tax credits.  For further information on the effective tax rate for Fiscal 2013, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Backlog

The order backlog at September 30, 2014 was $507.1 million compared to $437.9 million at September 30, 2013.  New orders placed in Fiscal 2014 totaled $725.8 million compared to $715.7 million in Fiscal 2013.  The year over year increase in new orders was primarily due to the continued strength in oil and gas production and petrochemical and pipeline projects.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $43.6 million at September 30, 2015, compared to $103.1 million at September 30, 2014.  As of September 30, 2015, current assets exceeded current liabilities by 2.4 times and our total debt-to-capitalization ratio was 0.83%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018.  As of September 30, 2015, there were no amounts borrowed under this line of credit. We also have a $7.5 million revolving credit facility in Canada. At September 30, 2015, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt and capital lease obligations, including current maturities, totaled $2.8 million at September 30, 2015, compared to $3.2 million at September 30, 2014. Total letters of credit outstanding were $21.1 million and $21.5 million at September 30, 2015 and 2014, respectively, which reduce our availability under our U.S. credit facility and our Canadian revolving credit facility. Amounts available at September 30, 2015 under the U.S. and Canadian revolving credit facilities were $53.9 million and $7.5 million, respectively. For further information regarding our debt, see Notes F and G of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Approximately $10.4 million of our cash at September 30, 2015 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support and expand these international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

During Fiscal 2015, net cash provided by operating activities was $12.9 million.  During Fiscal 2014, net cash provided by operating activities was $9.1 million and in Fiscal 2013, net cash provided by operating activities was $91.4 million. Cash flow from operations is primarily influenced by demand for our products and services and is impacted as our progress payment terms with our customers are matched with the payment terms with our suppliers.   During Fiscal 2015, our cash provided by operations increased over Fiscal 2014 primarily due to a decrease in prepaid assets and income taxes receivable.  In Fiscal 2014, we received the $10.0 million payment related to the amended supply agreement discussed in Note E of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  In Fiscal 2013, we received $6.8 million in contract settlements related to Fiscal 2012 matters.

Investing Activities

Purchases of property, plant and equipment during Fiscal 2015 totaled $34.7 million compared to $16.5 million and $74.4 million in Fiscal 2014 and 2013, respectively. A significant portion of the investments in Fiscal 2013 were to acquire land and build facilities in the United States and Canada to support continued expansion in our key markets, including the oil and gas markets and Canadian oil sands region. Costs related to the re-implementation and additional software added to our Business Systems were incurred during Fiscal 2013 and were placed into service in the third quarter of Fiscal 2014.

Financing Activities

Net cash used in financing activities was $34.9 in Fiscal 2015, $12.5 million in Fiscal 2014 and $0.5 million in Fiscal 2013. The increase in the use of cash in Fiscal 2014 compared to Fiscal 2013 was primarily due to the payment of dividends.  The increase in Fiscal 2015 was primarily due to our share repurchase program discussed below.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program is being funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of September 30, 2015, we had purchased 670,181 shares at a cost of $21.3 million under the Repurchase Program.  The average purchase price per share through September 30, 2015 was $31.72.

Contractual and Other Obligations

At September 30, 2015, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2015, Payments Due by Period:	Long‑Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$404	$3,768	$4,172
1 to 3 years	806	4,992	5,798
3 to 5 years	803	2,641	3,444
More than 5 years	801	5,586	6,387
Total long-term contractual obligations	$2,814	$16,987	$19,801

In Fiscal 2015, we exited one of our previously occupied leased facilities in Acheson, Alberta, Canada.  The lease does not expire until October 2019; however, we are currently seeking to sublet the facility.  In Fiscal 2014, we also exited one of our previously occupied leased facilities in Edmonton, Alberta, Canada.  This lease does not expire until July 2023; however, we have sublet that facility through July 2019.

As of September 30, 2015, the total unrecognized tax benefit related to uncertain tax positions was $0.8 million. We estimate that none of this will be paid within the next 12 months.  However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 4% due to the expiration of certain statutes of limitations in various state and local jurisdictions.  We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $25.2 million as of September 30, 2015, of which $21.1 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2015, Payments Due by Period:	Letters of Credit
Less than 1 year	$12,037
1 to 3 years	9,741
More than 3 years	3,386
Total long-term commercial obligations	$25,164

We also had performance and maintenance bonds totaling $318.8 million that were outstanding at September 30, 2015. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the periods presented.

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects may take a number of months to produce, but schedules may change during the course of any particular project.

A significant portion of our revenues are derived from the oil and gas markets.  Unfavorable long-term commodity price levels can cause oil and gas companies to change their strategies, delay or cancel projects.  Due to the precipitous decline in oil and gas prices over the past year, many of our customers have reduced their capital budgets and cut costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that sustained lower oil and gas prices from a continued global supply/demand imbalance will negatively impact future orders due to reduced capital spending by our customers which may result in project deferrals and cancellations. The reduction in available projects, across the markets we serve, will increase market price pressures during this downward cycle. This reduction in new business opportunities and market price pressures will negatively impact our revenues, backlog, operating results and cash flows from operations.  If commodity prices do not improve, or they continue to decline, the number of projects in our markets could further decline.  We will continue to monitor our cost structure and continue to take actions to align our resources and facilities with expected production requirements.

Our operating results have been, and may continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and may continue to have, a negative impact on the timing of project execution.  These factors have resulted, and may continue to result in, periods when our factory resources are not in balance with our customers’ scheduling requirements, resulting in higher production costs due to inefficiencies.  Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers.

We completed the construction of our new Acheson, Alberta facility and relocated operations in the fall of 2013 and completed a $26 million expansion of this facility in the third quarter of Fiscal 2015. The production ramp and stabilization of our Canadian operations has presented and may continue to present challenges resulting in inefficiencies and extended project delivery times. These challenges resulted in delayed project revenues, incremental costs to hold customers’ schedules, gross margin deterioration, back charges and operating losses.  We have taken actions to stabilize our Canadian operations and mitigate the risks associated with replicating our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  However, we may continue to incur operating losses in Canada as we continue to enhance our engineering and project management competencies and improve our overall project execution.

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

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material costs, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays on our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Accruals for Contingent Liabilities

From time to time, contingencies such as insurance-related claims, liquidated damages and legal claims arise in the normal course of business. Pursuant to current accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluate whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for insurance claims, warranties, legal and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

Warranty Costs

We provide for estimated warranty costs with the recognition of revenue based upon historical rates applicable to individual product lines. In addition, specific provisions are made when the costs of such warranties are expected to exceed accruals. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of energization. Occasionally projects require warranty terms which are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. We use past experience and historical claims to determine the estimated liability. Actual results could differ from our estimate.

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

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which was our fiscal year ending September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance has not had a significant impact on our consolidated financial position or results of operations.

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

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019.  The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In July 2015, the FASB issued a new topic on simplifying the measurement of inventory.  The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This topic is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in interest rates, foreign exchange rates and commodity prices.

Market Risk

We are also exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically EPC firms, oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Our international operations are financed utilizing local credit facilities denominated in local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. During Fiscal 2015, our realized foreign exchange losses were $0.6 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

We are exposed to the effects of fluctuations in foreign exchange rates (primarily Canadian Dollar, British Pound and Euro denominated) on the translation of the financial statements of our foreign operations into our reporting currency.  The impact of this translation to U.S. dollars is recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss).  We do not hedge our exposure to potential foreign currency translation adjustments.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
December 2, 2015

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$43,569	$103,118
Accounts receivable, less allowance for doubtful accounts of $746 and $1,577	101,784	107,162
Costs and estimated earnings in excess of billings on uncompleted contracts	104,793	95,970
Inventories	32,891	32,815
Income taxes receivable	1,232	2,804
Deferred income taxes	3,910	5,297
Prepaid expenses	5,004	5,870
Other current assets	3,916	4,291
Total Current Assets	297,099	357,327
Property, plant and equipment, net	154,594	156,896
Goodwill and intangible assets, net	2,393	2,907
Deferred income taxes	2,288	11,422
Other assets	10,117	8,224
Long-term receivable (Note E)	2,333	4,667
	$468,824	$541,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$400	$400
Income taxes payable	784	705
Accounts payable	48,008	70,209
Accrued salaries, bonuses and commissions	19,223	25,206
Billings in excess of costs and estimated earnings on uncompleted contracts	42,057	48,702
Accrued product warranty	4,930	4,557
Other accrued expenses	7,521	6,291
Deferred credit ─ short term (Note E)	2,029	2,029
Total Current Liabilities	124,952	158,099
Long-term debt and capital lease obligations, net of current maturities	2,400	2,800
Deferred compensation	4,950	4,226
Other long-term liabilities	723	655
Deferred credit ─ long term (Note E)	2,537	4,566
Total Liabilities	$135,562	$170,346
Commitments and Contingencies (Note G)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,100,459 and 12,031,243 shares issued and outstanding, respectively	121	120
Additional paid-in capital	48,507	46,267
Retained earnings	328,294	331,213
Treasury stock, 670,181 shares at cost	(21,259)	—
Accumulated other comprehensive loss	(22,401)	(6,503)
Total Stockholders' Equity	333,262	371,097
Total Liabilities and Stockholders' Equity	$468,824	$541,443

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2015	2014	2013

Revenues	$661,858	$647,814	$640,867
Cost of goods sold	553,597	522,340	502,375
Gross profit	108,261	125,474	138,492

Selling, general and administrative expenses	76,801	87,756	79,707
Research and development expenses	6,980	7,608	7,615
Amortization of intangible assets	435	779	1,659
Restructuring and relocation expenses	3,397	—	3,927
Operating income	20,648	29,331	45,584

Gain on settlement	—	—	(1,709)
Other income (See Note E)	(2,402)	(1,522)	—
Interest expense	145	178	202
Interest income	(86)	(13)	(35)
Income from continuing operations before income taxes	22,991	30,688	47,126

Income tax provision	13,552	11,068	7,387

Income from continuing operations	9,439	19,620	39,739

Income from discontinued operations, net of tax (Note N)	—	9,604	2,337

Net income	$9,439	$29,224	$42,076

Earnings per share:
Continuing operations	$0.80	$1.63	$3.32
Discontinued operations	—	0.80	0.20
Basic earnings per share	$0.80	$2.43	$3.52

Continuing operations	$0.79	$1.62	$3.32
Discontinued operations	—	0.80	0.19
Diluted earnings per share	$0.79	$2.42	$3.51

Weighted average shares:
Basic	11,869	12,003	11,948
Diluted	11,908	12,058	11,994

Dividends per share	$1.04	$1.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2015	2014	2013

Net income	$9,439	$29,224	$42,076
Foreign currency translation adjustments	(16,104)	(4,447)	(1,719)
Postretirement benefit adjustment, net of tax	206	17	25
Comprehensive income (loss)	$(6,459)	$24,794	$40,382

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, September 30, 2012	11,916	$119	—	$—	$38,452	$271,911	$(379)	$310,103
Net income	—	—	—	—	—	42,076	—	42,076
Foreign currency translation adjustments	—	—	—	—	—	—	(1,719)	(1,719)
Stock-based compensation	39	—	—	—	2,369	—	—	2,369
Excess tax benefit from share-based compensation	—	—	—	—	464	—	—	464
Shares withheld in lieu of employee tax withholding	—	—	—	—	(187)	—	—	(187)
Amortization of restricted stock	—	—	—	—	2,095	—	—	2,095
Issuance of restricted stock	17	—	—	—	—	—	—	—
Retirement of stock	(1)	—	—	—	—	—	—	—
Postretirement benefit adjustment, net of tax of $14	—	—	—	—	—	—	25	25
Balance, September 30, 2013	11,971	$119	—	$—	$43,193	$313,987	$(2,073)	$355,226
Net income	—	—	—	—	—	29,224	—	29,224
Foreign currency translation adjustments	—	—	—	—	—	—	(4,447)	(4,447)
Stock-based compensation	44	—	—	—	3,385	—	—	3,385
Excess tax benefit from share-based compensation	—	—	—	—	407	—	—	407
Shares withheld in lieu of employee tax withholding	—	—	—	—	(718)	—	—	(718)
Issuance of restricted stock	16	1	—	—	—	—	—	1
Dividends paid	—	—	—	—	—	(11,998)	—	(11,998)
Postretirement benefit adjustment, net of tax of $9	—	—	—	—	—	—	17	17
Balance, September 30, 2014	12,031	$120	—	$—	$46,267	$331,213	$(6,503)	$371,097
Net income	—	—	—	—	—	9,439	—	9,439
Foreign currency translation adjustments	—	—	—	—	—	—	(16,104)	(16,104)
Stock-based compensation	53	—	—	—	3,171	—	—	3,171
Excess tax benefit from share-based compensation	—	—	—	—	(191)	—	—	(191)
Shares withheld in lieu of employee tax withholding	—	—	—	—	(740)	—	—	(740)
Issuance of restricted stock	16	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	(670)	(21,259)	—	—	—	(21,259)
Dividends paid	—	—	—	—	—	(12,358)	—	(12,358)
Postretirement benefit adjustment, net of tax of $123	—	—	—	—	—	—	206	206
Balance, September 30, 2015	12,100	$121	(670)	$(21,259)	$48,507	$328,294	$(22,401)	$333,262

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2015	2014	2013

Operating Activities:
Net income	$9,439	$29,224	$42,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,120	11,386	8,519
Amortization	435	779	1,671
Gain on sale of discontinued operations, net of tax	—	(8,563)	—
Stock-based compensation	3,171	3,385	4,464
Excess tax benefit from stock-based compensation	191	(407)	(464)
Bad debt expense/(recovery)	(29)	1,074	(544)
Deferred income tax expense (benefit)	10,521	(3,212)	(6,720)
Gain on amended supply agreement	(2,029)	(1,522)	—
Cash received from amended supply agreement	2,333	10,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	391	1,959	5,838
Costs and billings in excess of estimates on uncompleted contracts	(17,430)	(17,089)	23,054
Inventories	(572)	(3,959)	3,881
Prepaid expenses and other current assets	2,656	(1,101)	(3,530)
Accounts payable and income taxes payable	(5,073)	1,002	13,029
Accrued liabilities	(3,373)	(4,997)	(633)
Other, net	(833)	1,524	784
Net assets held for sale	—	(10,355)	—
Net cash provided by operating activities	12,918	9,128	91,425
Investing Activities:
Proceeds from sale of property, plant and equipment	112	118	885
Proceeds from sale of Transdyn	—	14,819	—
Purchases of property, plant and equipment	(34,719)	(16,495)	(74,369)
Net cash used in investing activities	(34,607)	(1,558)	(73,484)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Excess tax benefit from stock-based compensation	(191)	407	464
Shares withheld in lieu of employee tax withholding	(740)	(499)	(187)
Purchase of treasury shares	(21,259)	—	—
Dividends paid	(12,358)	(11,998)	—
Payments on short-term and other financing	—	(16)	(329)
Net cash used in financing activities	(34,948)	(12,506)	(452)
Net increase (decrease) in cash and cash equivalents	(56,637)	(4,936)	17,489
Effect of exchange rate changes on cash and cash equivalents	(2,912)	643	(118)
Cash and cash equivalents, beginning of period	103,118	107,411	90,040
Cash and cash equivalents, end of period	$43,569	$103,118	$107,411

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

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, control and monitor the flow of electrical energy and (2)  provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

References to Fiscal 2015, Fiscal 2014 and Fiscal 2013 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2015	2014	2013
Cash paid during the period for:
Interest, net of interest income	$70	$149	$164
Income taxes, net of refunds	2,298	18,889	14,783
Non-cash capital expenditures	147	13,527	2,807

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on sales when possible. At September 30, 2015 and 2014, accounts receivable included retention amounts of $5.4 million and $6.7 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Approximately $0.7 million of the retained amount at September 30, 2015, is expected to be collected subsequent to September 30, 2016.

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

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our property, plant and equipment and periodically review these estimates to determine whether these lives are appropriate.

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

Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material costs, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays on our project performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements, including our estimate of liquidated damages, if any, may result in revisions to costs and income, with their effects being recognized in the period in which the revisions are determined. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Research and Development Expense

Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred.  Such amounts were $7.0 million, $7.6 million and $7.6 million in Fiscal 2015, 2014 and 2013, respectively.

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

In July 2013, the FASB issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which was our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance has not had a significant impact on our consolidated financial position or results of operations.

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

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019.  The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In July 2015, the FASB issued a new topic on simplifying the measurement of inventory.  The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This topic is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended September 30,
	2015	2014	2013
Numerator:
Income from continuing operations	$9,439	$19,620	$39,739
Income from discontinued operations	—	9,604	2,337
Net income	$9,439	$29,224	$42,076
Denominator:
Weighted average basic shares	11,869	12,003	11,948
Dilutive effect of restricted stock units	39	55	46
Weighted average diluted shares with assumed conversions	11,908	12,058	11,994
Net earnings per share:
Continuing operations	$0.80	$1.63	$3.32
Discontinued operations	—	0.80	0.20
Basic earnings per share	$0.80	$2.43	$3.52

Continuing operations	$0.79	$1.62	$3.32
Discontinued operations	—	0.80	0.19
Diluted earnings per share	$0.79	$2.42	$3.51

D. Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2015	2014
Balance at beginning of period	$1,577	$572
Bad debt expense (recovery)	(29)	1,074
Uncollectible accounts written off, net of recoveries	(749)	(58)
Change in foreign currency translation	(53)	(11)
Balance at end of period	$746	$1,577

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2015	2014
Raw materials, parts and subassemblies	$36,575	$35,349
Work-in-progress	1,084	2,035
Provision for excess and obsolete inventory	(4,768)	(4,569)
Total inventories	$32,891	$32,815

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2015	2014
Costs incurred on uncompleted contracts	$912,237	$604,939
Estimated earnings	271,640	157,562
	1,183,877	762,501
Less: Billings to date	(1,121,141)	(715,233)
Net underbilled position	$62,736	$47,268

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$104,793	$95,970
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(42,057)	(48,702)
Net underbilled position	$62,736	$47,268

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2015	2014	Asset Lives
Land	$22,380	$23,545	—
Buildings and improvements	120,983	100,901	3 - 39 Years
Machinery and equipment	100,306	100,922	3 - 15 Years
Furniture and fixtures	3,564	3,852	3 - 10 Years
Construction in process	1,013	15,878	—
	$248,246	$245,098
Less: Accumulated depreciation	(93,652)	(88,202)
Total property, plant and equipment, net	$154,594	$156,896

The increase in buildings and improvements was primarily the completion of the expansion of our facility in Acheson, Alberta, Canada in Fiscal 2015.

There were no assets under capital lease as of September 30, 2015 or September 30, 2014.  Depreciation expense from continuing operations, including the depreciation of capital leases when applicable, was $13.1 million, $11.4 million and $8.5 million for fiscal years 2015, 2014, and 2013, respectively.

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2015	2014
Balance at beginning of period	$4,557	$5,282
Increase to warranty expense	3,364	3,237
Deduction for warranty charges	(2,738)	(3,892)
Increase (decrease) due to foreign currency translations	(253)	(70)
Balance at end of period	$4,930	$4,557

E. Goodwill and Intangible Assets

Our intangible assets consist of goodwill, which is not being amortized, purchased technology (6- to 7-year useful lives) and trade names (10-year useful life), which are amortized over their estimated useful lives. We test for impairment of goodwill and intangible assets annually, or immediately if conditions indicate that impairment could exist. No impairment was identified as a result of performing our annual impairment tests for Fiscal 2015 or 2014.

Intangible assets balances, subject to amortization, at September 30, 2015 and 2014 consisted of the following (in thousands):

	September 30, 2015			September 30, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,359)	$1,390	$11,749	$(9,918)	$1,831
Trade name	1,136	(1,136)	—	1,136	(1,063)	73
Total	$12,885	$(11,495)	$1,390	$12,885	$(10,981)	$1,904

Amortization of intangible assets recorded for the years ended September 30, 2015, 2014 and 2013, was $0.4 million, $0.8 million and $1.7 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2016	$340
2017	340
2018	340
2019	340
2020	30

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  The first payment of $2.3 million was received in March 2015.  We have $2.3 million recorded in other current assets and the remaining $2.3 million is recorded as a long-term receivable. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $2.0 million and $1.5 million for the years ended September 30, 2015 and 2014, respectively.

F. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2015	2014
Industrial development revenue bonds	$2,800	$3,200
Capital lease obligations	—	—
Subtotal long-term debt and capital lease obligations	2,800	3,200
Less: current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,400	$2,800

The annual maturities of long-term debt as of September 30, 2015, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2016	$400
2017	400
2018	400
2019	400
2020	400
Thereafter	800
Total long-term debt maturities	$2,800

U.S. Revolver

In Fiscal 2014, we amended and restated our existing credit agreement (the Amended Credit Agreement) with a major domestic bank. In Fiscal 2015, we entered into the Second Amendment of the Amended Credit Agreement (the Second Amendment).  The Second Amendment provided for the expansion of our Canadian manufacturing facility and allowed for the repurchase of our common stock pursuant to a share repurchase program announced in December 2014. The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver). Obligations are collateralized by the stock of certain of our subsidiaries.

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $21.1 million for our outstanding letters of credit at September 30, 2015.

There were no borrowings outstanding under the U.S. Revolver as of September 30, 2015. Amounts available under the U.S. Revolver were $53.9 million at September 30, 2015. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of September 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $7.5 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit at September 30, 2015.

There were no borrowings outstanding under the Canadian Revolver as of September 30, 2015 and amounts available under the Canadian Revolver were $7.5 million at September 30, 2015. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver expires on March 31, 2018.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of September 30, 2015, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2015. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.17% as of September 30, 2015.

G. Commitments and Contingencies

Long-Term Debt

See Note F herein for a discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023.

At September 30, 2015, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2016	$3,768
2017	2,844
2018	2,147
2019	1,317
2020	1,325
Thereafter	5,586
Total lease commitments	$16,987

Lease expense for all operating leases was $4.0 million, $3.9 million and $4.7 million for Fiscal 2015, 2014 and 2013, respectively. In Fiscal 2015, we exited one of our previously occupied leased facilities in Acheson, Alberta, Canada.  The lease does not expire until October 2019; however, we are currently seeking to sublet the facility.  We recorded a $0.8 million loss pertaining to this lease which represents the net difference between the annual lease costs and the anticipated sublease of this facility, as well as the write-off of associated leasehold improvements. In Fiscal 2014, we also exited one of our previously occupied leased facilities in Edmonton, Alberta, Canada.  This lease does not expire until July 2023; however, we have sublet that facility through July 2019. We recorded a $1.7 million loss in the fourth quarter of fiscal year 2013 for the net difference between those annual lease costs and the expected receipts from the sublease, as well as the write-off of leasehold improvements.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.1 million as of September 30, 2015. We also had performance and maintenance bonds totaling $318.8 million that were outstanding, with additional bonding capacity of $431.2 million available, at September 30, 2015.

We have a $15.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2015, we had outstanding guarantees totaling $4.0 million under this Facility Agreement and amounts available under this Facility Agreement were $11.2 million.  This facility is renewable in May 2016.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth in the Facility Agreement, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2015, we were in compliance with all of the financial covenants of the Facility Agreement.

Litigation

We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the outcome of pending or threatened litigation and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

In March 2013, we settled a lawsuit we had filed against the previous owners of Powell Canada for $1.7 million, which was received in April 2013 and is recorded as gain on settlement in the accompanying Consolidated Statement of Operations.

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could subject us to liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  As of September 30, 2015, our exposure to possible liquidated damages is $5.4 million, of which approximately $1.8 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.7 million has been recorded against revenue in our statement of operations.  We believe that we will be successful in obtaining change orders or contract extensions that should resolve the potential for any unaccrued liquidated damages; however, should we fail to achieve relief on some or all of these contractual obligations, we could be subject to additional liquidated damages which could impact our future operating results.

H. Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$2,638	$12,184	$10,919
State	699	2,226	1,757
Foreign	(306)	(130)	1,575
	3,031	14,280	14,251
Deferred:
Federal	3,296	(1,798)	(580)
State	420	(311)	(114)
Foreign	6,805	(1,103)	(6,170)
	10,521	(3,212)	(6,864)
Total income tax provision	$13,552	$11,068	$7,387

Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
U.S.	$33,549	$35,131	$43,299
Other than U.S.	(10,558)	(4,443)	3,827
Income before income taxes	$22,991	$30,688	$47,126

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2015	2014	2013
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	3	3	2
Research and development credit	(21)	—	—
International withholding tax	—	—	(1)
Other permanent tax items	2	1	1
Foreign rate differential	4	1	(1)
Domestic production activities deduction	(3)	(3)	(3)
Foreign valuation allowance and other	39	(1)	(17)
Effective rate	59%	36%	16%

Our provision for income taxes reflects an effective tax rate on pre-tax earnings of 59% in Fiscal 2015 compared to 36% and 16% in Fiscal 2014 and 2013, respectively. The effective tax rate for Fiscal 2015 was adversely impacted by the establishment of a valuation allowance against the Canadian net deferred assets.  The effective tax rate for Fiscal 2015 was favorably impacted by the resolution of an IRS audit that resulted in a $4.1 million release of uncertain tax benefits as well as the retroactive reinstatement of the Federal Research and Development Tax Credit (R&D Credit) for the second through fourth quarters of Fiscal 2014 which gave rise to a $0.6 million tax benefit.  The effective tax rate for Fiscal 2014 approximated the combined U.S. federal and state statutory rate, while the effective tax rate in Fiscal 2013 was favorably impacted by the release of a valuation allowance that was recorded against Canadian deferred tax assets.

We have not recorded deferred income taxes on $18.4 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2010 – 2014, United Kingdom 2013-2014 and the United States 2013 – 2014.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	September 30,
	2015	2014
Current deferred income taxes:
Gross assets	$3,910	$5,297
Gross liabilities	—	—
Net current deferred income tax asset	3,910	5,297
Noncurrent deferred income taxes:
Gross assets	5,005	11,532
Gross liabilities	(2,717)	(110)
Net noncurrent deferred income tax asset	2,288	11,422
Net deferred income tax asset	$6,198	$16,719

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2015	2014
Deferred Tax Assets:
Net operating loss	$9,877	$6,236
Uniform capitalization and inventory	1,895	2,529
Deferred compensation	1,848	1,611
Stock-based compensation	993	1,529
Reserve for accrued employee benefits	1,482	1,444
Depreciation and amortization	—	1,217
Warranty accrual	915	643
Goodwill	398	474
Postretirement benefits liability	—	252
Allowance for doubtful accounts	166	495
Workers’ compensation	8	128
Accrued legal	60	65
Credit carryforwards and other	1,329	1,109
Deferred tax assets	18,971	17,732
Deferred Tax Liabilities:
Depreciation and amortization	(2,705)	—
Other	(12)	(110)
Deferred tax liabilities	(2,717)	(110)

Less: valuation allowance	(10,056)	(903)
Net deferred tax asset	$6,198	$16,719

At September 30, 2015, we had $37 million of gross foreign net operating loss carryforwards, the majority of which are subject to a 20-year carryforward period and will begin to expire in 2031. During Fiscal 2015, we established a valuation allowance in the amount of $9.3 million against Canadian net deferred tax assets.  In assessing the realizability of net deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  In light of the historical Canadian losses, and projected losses in the near term, we are required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred assets because we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.

A rollforward of the valuation allowance for the past three years is summarized below:

Balance at September 30, 2012	$7,498
Charged to cost and expenses	(6,318)
Charged to other accounts	(1,045)
Balance at September 30, 2013	$135
Charged to cost and expenses	80
Charged to other accounts	688
Balance at September 30, 2014	$903
Charged to cost and expenses	10,048
Charged to other accounts	(895)
Balance at September 30, 2015	$10,056

A reconciliation of the beginning and ending amount of the unrecognized tax liabilities follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Balance at beginning of period	$4,026	$3,845	$511
Increases related to tax positions taken during the current period	954	225	880
Increases related to tax positions taken during a prior period	2	14	2,869
Decreases related to expiration of statute of limitations	(49)	(58)	(415)
Decreases related to settlement with taxing authorities	(4,149)	—	—
Balance at end of period	$784	$4,026	$3,845

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2015 was not material.

During Fiscal 2013, prior year U.S. federal income tax returns were amended to reflect increased R&D Credits and unrecognized tax benefits related to these refund claims were recorded. These amended returns, along with the refund claims, were subject to an Internal Revenue Service audit which was closed during the second quarter of Fiscal 2015 resulting in a $4.1 million tax benefit.  Due to the expiration of certain state statutes of limitations, management believes that, within the next 12 months, it is reasonably possible to recognize a nominal amount from a decrease in unrecognized tax benefits.

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

I. Employee Benefit Plans

Retirement Plans

We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $5.9 million, $5.3 million and $4.9 million in Fiscal 2015, 2014 and 2013, respectively.

Deferred Compensation

We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants.  The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.1 million related to this plan in Fiscal 2015. Total assets held by the trustee and deferred compensation liabilities were $4.8 million and $4.5 million, respectively, at September 30, 2015.

Certain former executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.5 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $4.5 million at September 30, 2015.

Retiree Medical Plan

We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.  The unfunded liability was $0.7 million as of September 30, 2015 and 2014 and our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

J. Stock-Based Compensation

We have the following stock-based compensation plans:

2014 Equity Incentive Plan

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

In accordance with the 2014 Plan, the compensation committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates.  Typically, these grants vest over a three-year period from their date of issuance, of which sixty percent of the grant will be earned based on the three year earnings performance of the Company following the grant date. The remaining forty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. At September 30, 2015, there were 133,506 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

Total RSU activity (number of shares) for the past three years is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2012	99,725	$32.69
Granted	58,775	39.05
Vested	(66,383)	34.00
Forfeited	(10,562)	33.46
Outstanding at September 30, 2013	81,555	$38.66
Granted	57,200	66.15
Vested	(29,832)	44.88
Forfeited	(2,078)	56.34
Outstanding at September 30, 2014	106,845	$51.30
Granted	89,500	41.75
Vested	(55,431)	45.23
Forfeited	(7,408)	—
Outstanding at September 30, 2015	133,506	$50.26

We have reserved 750,000 shares of common stock for issuance under the 2014 Plan.  In Fiscal 2015, 16,846 shares were issued under the 2014 Plan and the total number of shares of common stock left available was 728,376 shares.

2006 Equity Compensation Plan

In August 2012, 45,000 shares of restricted stock were issued under the 2006 Plan to our President and Chief Executive Officer. These shares were issued at a price of $39.11 per share and vested over a three-year period on each anniversary of the grant date.  The 2006 Plan terminated in December 2013 and no further awards will be made under this plan.

2014 Non-Employee Director Equity Incentive Plan

In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan), which replaced our former Non-Employee Director Restricted Stock Plan (Restricted Stock Plan). The total number of shares of common stock reserved under the plan is 150,000 shares. The plan is administered by the Compensation Committee. Eligibility to participate in the plan is limited to those individuals who are members of the Board of the Company and who are not employees of the Company or any affiliate of the Company.

Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and SARs) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,000 restricted shares of the Company’s common stock annually and that the annual grant of restricted shares will vest over a two-year period, of which 50% will vest on each anniversary of the grant date.

In February 2015, we issued 16,000 restricted shares at a price of $33.37 per share and in September 2015, we issued 1,400 restricted shares at a price of $29.48 per share under the 2014 Director Plan.  In February 2014, 16,000 shares of restricted stock were issued to our directors at a price of $66.15 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 116,600 shares as of September 30, 2015.

We did not issue any shares in Fiscal 2015 under the Restricted Stock Plan, however, in January 2013, 500 shares of restricted stock were issued to a newly appointed director at a price of $42.54 per share and in February 2013, 16,000 shares of restricted stock were issued to our directors at a price of $58.54 per share.  The Restricted Stock Plan terminated in December 2014, and no further grants shall be made under this plan.

At September 30, 2015 and 2014, there were 26,200 shares and 54,240 shares of unvested restricted stock outstanding. Total compensation expense related to restricted stock grants under all plans was $1.3 million, $1.3 million and $2.1 million for the years ended September 30, 2015, 2014 and 2013, respectively. Total compensation expense related to RSU’s under all plans was $1.9 million, $2.1 million and $2.4 million for the years ended September 30, 2015, 2014 and 2013, respectively.

We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital.  As of September 30, 2015 and 2014, amounts not yet recognized related to non-vested stock totaled $1.9 million and $2.4 million, respectively. As of September 30, 2015, the total weighted average remaining contractual life of our restricted stock and RSU’s is 0.87 years and 1.29 years, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair Value Measurements at September 30, 2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash equivalents	$434	$—	$—	$434
Deferred compensation	1,879	2,904	—	4,783
Liabilities:
Deferred compensation	—	4,487	—	4,487

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

Industrial Development Revenue Bonds – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds. The carrying value of our long-term debt at September 30, 2015, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels with the fair value measurement hierarchy during Fiscal 2015.

L. Geographic Information

Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2015	2014	2013
United States	$474,038	$365,085	$374,453
Canada	101,191	137,684	113,391
Middle East and Africa	40,557	84,330	61,618
Europe (including former Soviet Union)	23,567	34,920	24,092
Far East	12,026	15,127	35,388
Mexico, Central and South America	10,479	10,668	31,925
Total revenues	$661,858	$647,814	$640,867

	September 30,
	2015	2014
Long-lived assets:
United States	$95,694	$99,711
Canada	53,879	51,493
United Kingdom	5,021	5,692
Total	$154,594	$156,896

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets.

M. Restructuring and Separation Costs

In Fiscal 2015, we incurred $3.4 million of restructuring and separation costs.  Of this, $2.6 million were separation and severance costs associated with headcount reductions in Canada and certain U.S. operations as we continue to respond to current market conditions, as well as the departure of our former Chief Operating Officer.  The remaining $0.8 million was related to the exit of one of our previously occupied leased facilities in Acheson, Alberta, Canada and the write-off of associated leasehold improvements.  The lease does not expire until October 2019; however, we are currently seeking to sublet the facility.  Of the restructuring and separation costs, $2.4 million has been paid as of September 30, 2015 and the remaining $0.2 million will be paid by September 2016.

In Fiscal 2013, we recorded restructuring and relocation charges totaling $3.9 million.  We incurred approximately $2.8 million in Fiscal 2013 related to relocation efforts in connection with the construction of our new facility in Houston, Texas and our new facility in Acheson, Alberta, Canada.  These costs were primarily related to the relocation of our operations, the loss on the sublease, and the abandonment of leasehold improvements on the previously occupied facilities in the second half of Fiscal 2013.

Also in Fiscal 2013, we recorded and paid $1.1 million related to severance at our United Kingdom operations.  These operations were negatively impacted by market conditions and competitive pressures in the international markets in which they operate; therefore, we exited certain non-core operations and eliminated certain positions to better align our workforce with current market conditions.

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

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Revenues	$—	$13,923	$33,905
Income from discontinued operations, net of tax of $633 and $1,269, respectively	$—	$1,041	$2,337
Gain on sale of discontinued operations, net of tax of $5,218	—	8,563	—
Net income from discontinued operations, net of tax	$—	$9,604	$2,337
Earnings per share information:
Basic	$—	$0.80	$0.20
Diluted	$—	$0.80	$0.19

O. Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a repurchase program (the Repurchase Program) under which we may repurchase up to $25 million of our outstanding stock.  The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program is being funded from cash on hand and cash provided by operating activities.  The Repurchase Program will expire as of the close of business on December 31, 2015.  As of September 30, 2015, we had purchased 670,181 shares at cost of $21.3 million under the Repurchase Program.  The average purchase price per share through September 30, 2015 has been $31.72.

P.  Quarterly Information

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2015 and 2014 (in thousands, except per share data):

	2015 Quarters
	First	Second	Third	Fourth	2015
Revenues	$152,601	$170,199	$176,733	$162,325	$661,858
Gross profit	21,069	24,301	32,944	29,947	108,261
Net income (loss)	(239)	(3,683)	7,049	6,312	9,439
Earnings per share:
Basic	$(0.02)	$(0.31)	$0.60	$0.54	$0.80
Diluted	$(0.02)	$(0.31)	$0.60	$0.54	$0.79

	2014 Quarters
	First	Second	Third	Fourth	2014
Revenues	$171,872	$162,295	$150,800	$162,847	$647,814
Gross profit	35,158	34,928	29,642	25,746	125,474
Income from continuing operations	7,268	6,976	2,947	2,429	19,620
Net income	8,255	15,593	2,947	2,429	29,224
Earnings per share ─ continuing operations:
Basic	$0.61	$0.58	$0.25	$0.20	$1.63
Diluted	$0.60	$0.58	$0.24	$0.20	$1.62

Earnings per share: (1)
Basic	$0.69	$1.30	$0.25	$0.20	$2.43
Diluted	$0.68	$1.29	$0.24	$0.20	$2.42

(1)	The increase in earnings per share for the second quarter of Fiscal 2014 was primarily due to the sale of Transdyn. For additional information on this disposition, see Note N.

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2015, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2015, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2015, which appears in their report on the financial statements included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2015.

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

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2015.

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

10.48	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014.

10.49	—

Second Amendment to Amended Credit Agreement, dated December 31, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 10-Q filed February 4, 2015 and incorporated herein by reference).

10.50	—

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

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
Michael A. Lucas
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/ Thomas W. Powell	Chairman of the Board
Thomas W. Powell

/s/ Michael A. Lucas	Director President and Chief Executive Officer (Principal Executive Officer)
Michael A. Lucas

/s/ Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)
Don R. Madison

/s/ Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Joseph L. Becherer	Director
Joseph L. Becherer

/s/ Eugene L. Butler	Director
Eugene L. Butler

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ Scott E. Rozzell	Director
Scott E. Rozzell

/s/ Stephen W. Seale, Jr.	Director
Stephen W. Seale, Jr.
/s/ John D. White	Director
John D. White

Date: December 2, 2015

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—

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

10.48	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014.

10.49	—

Second Amendment to Amended Credit Agreement, dated December 31, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.1 to our Form 10-Q filed February 4, 2015 and incorporated herein by reference).

10.50	—

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

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