Form 10-Q
period 2015-12-31
POWELL INDUSTRIES INC
filed 2016-02-03
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

At January 29, 2016, there were 11,358,711 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 31, 2015	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$58,924	$43,569
Accounts receivable, less allowance for doubtful accounts of $1,010 and $746	82,237	101,784
Inventories	34,245	32,891
Costs and estimated earnings in excess of billings on uncompleted contracts	99,266	104,793
Income taxes receivable	2,995	1,232
Deferred income taxes	4,390	3,910
Prepaid expenses	4,401	5,004
Other current assets	4,244	3,916
Total Current Assets	290,702	297,099
Property, plant and equipment, net	150,195	154,594
Goodwill and intangible assets, net	2,299	2,393
Deferred income taxes	1,760	2,288
Other assets	10,611	10,117
Long-term receivable (Note D)	2,333	2,333
	$457,900	$468,824
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$45,582	$48,008
Accrued salaries, bonuses and commissions	15,332	19,223
Billings in excess of costs and estimated earnings on uncompleted contracts	43,407	42,057
Current maturities of long-term debt and capital lease obligations	400	400
Accrued product warranty	5,105	4,930
Other accrued expenses	9,167	7,521
Income taxes payable	1,221	784
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	122,243	124,952
Long-term debt and capital lease obligations, net of current maturities	2,000	2,400
Deferred compensation	5,759	4,950
Other long-term liabilities	787	723
Deferred credit ─ long term (Note D)	2,029	2,537
Total Liabilities	$132,818	$135,562
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,164,729 and 12,100,459 shares issued and outstanding, respectively	122	121
Additional paid-in capital	50,055	48,507
Retained earnings	324,843	328,294
Treasury stock, 806,018 and 670,181 shares at cost, respectively	(24,999)	(21,259)
Accumulated other comprehensive loss	(24,939)	(22,401)
Total Stockholders' Equity	325,082	333,262
Total Liabilities and Stockholders' Equity	$457,900	$468,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended December 31,
	2015	2014
Revenues	$149,977	$152,601
Cost of goods sold	126,827	131,532
Gross profit	23,150	21,069

Selling, general and administrative expenses	19,400	20,816
Research and development expenses	1,854	1,840
Amortization of intangible assets	88	118
Restructuring and separation expenses	3,797	—
Operating loss	(1,989)	(1,705)

Other income	(507)	(507)
Interest expense	24	33
Interest income	—	(1)
Loss before income taxes	(1,506)	(1,230)

Income tax benefit	(1,047)	(991)

Net loss	$(459)	$(239)

Loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average shares:
Basic	11,395	12,041
Diluted	11,395	12,041

Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended December 31,
	2015	2014

Net loss	$(459)	$(239)
Foreign currency translation adjustments	(2,538)	(4,238)
Comprehensive loss	$(2,997)	$(4,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net loss	—	—	—	(459)	—	—	—	(459)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,538)	(2,538)
Stock-based compensation	64	1	2,343	—	—	—	—	2,344
Shares withheld in lieu of employee tax withholding	—	—	(795)	—	—	—	—	(795)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(2,992)	—	—	—	(2,992)
Balance, December 31, 2015	12,165	$122	$50,055	$324,843	(806)	$(24,999)	$(24,939)	$325,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three months ended December 31,
	2015	2014

Operating Activities:
Net loss	$(459)	$(239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,196	3,318
Amortization	88	118
Stock-based compensation	2,343	1,116
Bad debt expense	248	283
Deferred income tax expense (benefit)	48	(317)
Gain on amended supply agreement	(507)	(507)
Changes in operating assets and liabilities:
Accounts receivable, net	18,603	(25,674)
Costs and billings in excess of estimated earnings on uncompleted contracts	6,921	20,943
Inventories	(1,478)	(3,998)
Prepaid expenses and other current assets	(1,522)	467
Accounts payable and income taxes payable	(1,874)	(5,462)
Accrued liabilities	(1,898)	(12,793)
Other, net	356	17
Net cash provided by (used in) operating activities	24,065	(22,728)
Investing Activities:
Proceeds from sale of property, plant and equipment	12	31
Purchases of property, plant and equipment	(629)	(18,962)
Net cash used in investing activities	(617)	(18,931)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(795)	(454)
Purchase of treasury shares	(3,740)	—
Dividends paid	(2,992)	(3,128)
Net cash used in financing activities	(7,927)	(3,982)
Net increase (decrease) in cash and cash equivalents	15,521	(45,641)
Effect of exchange rate changes on cash and cash equivalents	(166)	(1,013)
Cash and cash equivalents, beginning of period	43,569	103,118
Cash and cash equivalents, end of period	$58,924	$56,464

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

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission (SEC) on December 2, 2015.

References to Fiscal 2016, Fiscal 2015 and Fiscal 2014 used throughout this report shall mean our fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, goodwill and intangible assets, self-insurance, warranty accruals, liquidated damages and income taxes. The amounts recorded for insurance claims, warranties, legal, liquidated damages, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

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

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This amendment is effective for us beginning with fiscal year 2018 and we have no plans for early adoption.  The adoption of t his guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2015	2014
Numerator:
Net loss	$(459)	$(239)
Denominator:
Weighted average basic shares	11,395	12,041
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares with assumed conversions	11,395	12,041
Net loss per share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

For the quarters ended December 31, 2015 and 2014, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended December 31,
	2015	2014
Balance at beginning of period	$746	$1,577
Bad debt expense	248	283
Uncollectible accounts written off, net of recoveries	26	(2)
Change in foreign currency translation	(10)	(14)
Balance at end of period	$1,010	$1,844

Inventories:

The components of inventories are summarized below (in thousands):

	December 31, 2015	September 30, 2015
Raw materials, parts and subassemblies, net	$33,552	$31,807
Work-in-progress	693	1,084
Total inventories	$34,245	$32,891

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31, 2015	September 30, 2015
Costs incurred on uncompleted contracts	$934,278	$912,237
Estimated earnings	274,099	271,640
	1,208,377	1,183,877
Less: Billings to date	(1,152,518)	(1,121,141)
Net underbilled position	$55,859	$62,736

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$99,266	$104,793
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(43,407)	(42,057)
Net underbilled position	$55,859	$62,736

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2015	2014
Balance at beginning of period	$4,930	$4,557
Increase to warranty expense	1,326	537
Deduction for warranty charges	(1,100)	(524)
Change in foreign currency translation	(51)	(90)
Balance at end of period	$5,105	$4,480

D. GOODWILL AND INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at December 31, 2015 and September 30, 2015 consisted of the following (in thousands):

	December 31, 2015			September 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,453)	$1,296	$11,749	$(10,359)	$1,390
Goodwill	1,003	—	1,003	1,003	—	1,003
Total	$12,752	$(10,453)	$2,299	$12,752	$(10,359)	$2,393

Amortization of intangible assets was $0.1 million for the three months ended December 31, 2015 and 2014.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  The first payment of $2.3 million was received in March 2015.  We have $2.3 million recorded in other current assets and the remaining $2.3 million is recorded as a long-term receivable. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $0.5 million for the quarters ended December 31, 2015 and 2014.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31, 2015	September 30, 2015

Industrial development revenue bonds	$2,400	$2,800
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,000	$2,400

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

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $21.6 million for our outstanding letters of credit at December 31, 2015.

There were no borrowings outstanding under the U.S. Revolver as of December 31, 2015.  Amounts available under the U.S. Revolver were $53.4 million at December 31, 2015. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of December 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $7.2 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver.  There were no outstanding letters of credit under the Canadian Revolver at December 31, 2015.

There were no borrowings outstanding under the Canadian Revolver as of December 31, 2015 and amounts available under the Canadian Revolver were $7.2 million at December 31, 2015.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver expires on March 31, 2018.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of December 31, 2015, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2015. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.15% as of December 31, 2015.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or performance bonds issued by a surety. These guarantees and performance bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a performance bond. To date, there have been no significant expenses related to either letters of credit or performance bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.6 million as of December 31, 2015. We also had performance and maintenance bonds totaling $307.5 million that were outstanding, with additional bonding capacity of $442.5 million available, at December 31, 2015.

We have a $14.8 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2015, we had outstanding guarantees totaling $3.0 million under this Facility Agreement and amounts available under this Facility Agreement were $11.8 million.  This facility is renewable in May 2016.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of December 31, 2015, we were in compliance with all of the financial covenants of the Facility Agreement.

Litigation

We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could subject us to liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  As of December 31, 2015, our exposure to possible liquidated damages is $7.5 million, of which approximately $2.2 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.7 million has been recorded against revenue in our statement of operations.  We believe that we will be successful in obtaining change orders or contract extensions that should resolve the potential for any unaccrued liquidated damages; however, should we fail to achieve relief on some or all of these contractual obligations, we could be subject to additional liquidated damages which could impact our future operating results.

G.	STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from their date of issuance, of which sixty percent of the grant will be earned based on the three year earnings performance of the Company following the grant date.  The remaining forty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  At December 31, 2015, there were 153,522 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

RSU activity (number of shares) for the quarter is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2015	133,506	$50.26
Granted	123,000	30.27
Vested(1)	(91,934)	33.36
Forfeited/cancelled	(11,050)	30.27
Outstanding at December 31, 2015	153,522	$45.80

(1)	Includes the accelerated vesting of 60,909 shares previously issued to our former Chief Executive Officer as part of his separation package, see Note J.

During the three months ended December 31, 2015 and 2014, we recorded compensation expense of $2.1 million and $0.8 million, respectively, related to the RSUs.  The increase in compensation expense recorded in the three months ended December 31, 2015, was primarily due to separation costs, see Note J.

Restricted Stock

Restricted stock grants vest equally over their respective vesting period on each anniversary of the grant date and compensation expense is recognized over their respective vesting periods based on the price per share on the grant date.  During the first quarter of Fiscal 2015 and Fiscal 2014, there was no restricted stock granted.

During the three months ended December 31, 2015 and 2014, we recorded compensation expense of $0.2 million and $0.3 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Cash equivalents	$134	$—	$—	$134
Deferred compensation	2,502	2,980	—	5,482
Liabilities:
Deferred compensation	—	5,315	—	5,315

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at December 31, 2015, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended December 31, 2015.

I. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2015	2014
Loss before income taxes	$(1,506)	$(1,230)

Income tax benefit	(1,047)	(991)

Net loss	$(459)	$(239)

Effective tax rate	70%	81%

	Three months ended December 31,
	2015	2014
Statutory rate	35%	35%
Foreign valuation allowance	(11)	—
Research and development credit	45	46
State income taxes, net of federal benefit	3	2
Domestic production activities deduction	(2)	(2)
Effective rate	70%	81%

We recorded an income tax benefit of $1.0 million in the first quarter of Fiscal 2016 and Fiscal 2015.  The effective tax rate for the first quarter of Fiscal 2016 was 70% compared to an effective tax rate of 81% in the first quarter of Fiscal 2015, primarily due to our inability to recognize a tax benefit on the Canadian loss incurred in the first quarter of Fiscal 2016. A tax benefit related to the Canadian loss was recognized in the first quarter of Fiscal 2015.

In the second quarter of Fiscal 2015, we recorded a valuation allowance against the Canadian net deferred assets. Due to the historical Canadian losses, and the projected losses in the near term, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.

On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the Research and Development Tax Credit (R&D Tax Credit).  The retroactive tax benefit for the previously expired period from January 1, 2015 to September 30, 2015 of $0.8 million is reflected as a discrete item and had a favorable impact to our consolidated tax benefit for the first quarter of Fiscal 2016.  A retroactive reinstatement of the R&D Tax Credit resulting in a discrete item of $0.6 million was made in the first quarter of Fiscal 2015.

J. RESTRUCTURING AND SEPARATION COSTS

In the first quarter of Fiscal 2016, we incurred $3.8 million of restructuring and separation costs associated with the departure of our former Chief Executive Officer on December 24, 2015.  This includes stock-based compensation expense of $1.8 million due to the accelerated vesting of 60,909 restricted stock units, as well as future cash payments of $2.0 million, of which $1.7 million will be paid in Fiscal 2016.

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

In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.
•	The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.
•	Our industry is highly competitive.
•	Our operations could be adversely impacted by the effects of government regulations.
•	Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
•	Acquisitions involve a number of risks.
•	Our operating results may vary significantly from quarter to quarter.
•	The departure of key personnel could disrupt our business.
•	Our business requires skilled labor and we may be unable to attract and retain qualified employees.
•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•	Unforeseen difficulties with our enterprise resource planning, engineering and manufacturing process systems could adversely affect our internal controls and our business.
•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
•	Changes in and compliance with environmental laws could adversely impact our financial results.
•	Technological innovations by competitors may make existing products and production methods obsolete.
•	Catastrophic events could disrupt our business.

•	Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.
•

Due to the cyclical nature of the oil and gas industry, our business may be adversely impacted by extended periods of low oil or gas prices or unsuccessful exploration efforts which may decrease our customers’ spending and therefore our results in the future.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2015. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission (SEC) on December 2, 2015 and is available on the SEC’s website at www.sec.gov.

Overview

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce.

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

During Fiscal 2015, our operating results were negatively impacted by operational inefficiencies resulting from increased volume and project scheduling delays. Our inability to meet contractual commitments on existing projects, as well as delays in customer construction schedules, negatively impacted the timing and costs related to project execution.  These factors resulted in an imbalance of our factory resources with our customer commitments, resulting in higher production costs due to inefficiencies.  Our operating results were, and may continue to be, negatively impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which impact gross margins during the period in which these items are resolved with our customers.

Our strategy in Canada has been to replicate our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  This strategic initiative presented challenges for our Canadian operations over the last two years resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses.  We have taken various actions which have improved our operational efficiencies in Canada this quarter.

Results of Operations

Revenue and Gross Profit

Revenues decreased by 2%, or $2.6 million, to $150.0 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015, primarily due to the decrease in our project backlog entering Fiscal 2016. Domestic revenues increased by 9%, or $8.5 million, to $105.4 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015, and international revenues decreased by 20%, or $11.1 million, to $44.5 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015 due to the reduced number of large projects in our overseas markets year over year. Revenues from commercial and industrial customers decreased $10.0 million to $112.5 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015. Revenues from public and private utilities increased $4.3 million to $28.8 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015.  Revenues from municipal and transit projects increased $3.1 million to $8.7 million in the first quarter of Fiscal 2016, compared to the first quarter of Fiscal 2015.

Gross profit for the first quarter of Fiscal 2016 increased 10%, or $2.1 million, to $23.2 million, compared to the first quarter of Fiscal 2015.  Gross profit as a percentage of revenues increased to 15% in the first quarter of Fiscal 2016, compared to 14% in the first quarter of Fiscal 2015, primarily due to improvements at our Canadian operations, as well as the overall mix of project types. Our improvement in Canada was partially offset by unfavorable project costs from a municipal transit project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million to $19.4 million during the first quarter of Fiscal 2016 when compared to the first quarter of Fiscal 2015 partially due to cost reduction efforts.  Selling, general and administrative expenses, as a percentage of revenues, decreased slightly to 13% during the first quarter of Fiscal 2016, compared to 14% during the first quarter of Fiscal 2015 as we have begun to align our spending with current market conditions.

Restructuring and separation costs

In the first quarter of Fiscal 2016, we incurred $3.8 million of restructuring and separation costs associated with the departure of our former Chief Executive Officer on December 24, 2015, which includes stock-based compensation expense of approximately $1.8 million.   We did not incur any restructuring or separation costs in the first quarter of Fiscal 2015.

Income Tax Provision

We recorded a benefit for income taxes of $1.0 million in the first quarter of Fiscal 2016 and Fiscal 2015.  The effective tax rate for the first quarter of Fiscal 2016 was 70% compared to an effective tax rate of 81% in the first quarter of Fiscal 2015, primarily due to our inability to recognize a tax benefit on the Canadian loss incurred in the first quarter of Fiscal 2016 while a tax benefit related to the Canadian loss was recognized in the first quarter of Fiscal 2015. Additionally, our income tax benefits were favorably impacted in the first quarters of Fiscal 2016 and Fiscal 2015 by the retroactive reinstatement of the Federal Research and Development Tax Credit.

Net loss

In the first quarter of Fiscal 2016, we recorded a loss of $0.5 million, or $0.04 per diluted share compared to a loss of $0.2 million, or $0.02 per diluted share, in the first quarter of Fiscal 2015. Our improvement in gross profit in Fiscal 2016 was offset by the $3.8 million of separation costs.

Backlog

The order backlog at December 31, 2015 was $390.8 million, which declined from $441.4 million at September 30, 2015.  New orders declined during the first quarter of Fiscal 2016 to $101.8 million, compared to $154.4 million in the first quarter of Fiscal 2015, primarily due to the continued decline in oil and gas markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $58.9 million at December 31, 2015, compared to $43.6 million at September 30, 2015.  As of December 31, 2015, current assets exceeded current liabilities by 2.4 times and our debt to total capitalization was 0.73%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018. As of December 31, 2015, there were no amounts borrowed under this line of credit. We also have a $7.2 million revolving credit facility in Canada. At December 31, 2015, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt, including current maturities, totaled $2.4 million at December 31, 2015, compared to $2.8 million at September 30, 2015. Total letters of credit outstanding were $21.6 million at December 31, 2015 and $21.1 million at September 30, 2015, which reduced our availability under our U.S. credit facility. Amounts available at December 31, 2015 under the U.S. and Canadian revolving credit facilities were $53.4 million and $7.2 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $21.0 million of our cash at December 31, 2015, was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities

Cash provided by operating activities was $24.1 million during the first quarter of Fiscal 2016, compared to cash used in operating activities of $22.7 million during the first quarter of Fiscal 2015.  This change was primarily due to the reduction in accounts receivable since September 30, 2015. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers.

Investing Activities

Purchases of property, plant and equipment during the first quarter of Fiscal 2016 totaled $0.6 million compared to $19.0 million during the first quarter of Fiscal 2015.  In the first quarter of Fiscal 2015, we were completing the expansion of our Canadian facilities.

Financing Activities

Net cash used in financing activities was $7.9 million during the first quarter of Fiscal 2016 and $4.0 million during the first quarter of Fiscal 2015.  This increase was primarily due to the $3.7 million of cash used for the share repurchase program discussed below.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program which allowed us to repurchase up to $25 million of our outstanding stock.  The purchases were made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program was funded from cash on hand and cash provided by operating activities.  The Repurchase Program expired on December 31, 2015.  As of December 31, 2015, we had purchased 806,018 shares at an aggregate cost of $25 million under the Repurchase Program.  The average purchase price per share since inception of the program was $31.02.

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

A significant portion of our revenues have historically been from the oil and gas markets.  Unfavorable long-term commodity price levels can cause oil and gas companies to change their strategies or delay or cancel projects.  Due to the precipitous decline in oil and gas prices over the past eighteen months, many of our customers have reduced their capital budgets and cut costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that sustained lower oil and gas prices from a continued global supply/demand imbalance will negatively impact future orders due to reduced capital spending by our customers which may result in project deferrals and cancellations. The reduction in available projects, across the markets we serve, will increase market price pressures during this downward cycle. This reduction in new business opportunities and increased market price pressures will negatively impact our revenues, backlog, operating results and cash flows from operations.  If commodity prices do not improve, or they continue to decline, the number of projects in our markets could further decline.  We will continue to monitor our cost structure and strategic objectives and continue to take actions to align our resources and facilities with expected production requirements.

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

Our strategy in Canada has been to replicate our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  This strategic initiative has presented challenges for our Canadian operations over the last two years resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses.  We have taken various actions which have improved our operational efficiencies in Canada this quarter. We anticipate that the long-term demand for our solutions in the Canadian oil and gas markets will continue to be a contributor to this strategy.

We believe that cash available and borrowing capacity under our existing credit facilities should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

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

Commodity Price Risk

We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the quarter ended December 31, 2015, our realized foreign exchange gains were $0.4 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $24.9 million as of December 31, 2015, an increase of $2.5 million compared to September 30, 2015.  This additional loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.  During the first quarter of Fiscal 2016, the U.S. Dollar continued to strengthen relative to these foreign currencies and as a result our accumulated other comprehensive losses increased.

We do not currently hedge our exposure to potential foreign currency translation adjustments.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes information about our purchases of common stock, based on settlement date, during the quarter ended December 31, 2015:

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
	Purchased	Share (1)	or Programs	or Programs (2)
October 1 - October 31	20,529	$29.46	20,529	$3,136,041
November 1 - November 30	—	—	—	3,136,041
December 1 - December 31	115,308	27.19	115,308	—
Total activity for the quarter ended December 31, 2015	135,837	$27.53	135,837	—

(1)	Includes commissions.
(2)

On December 18, 2014, we announced that on December 17, 2014 our Board of Directors authorized a repurchase program (the Repurchase Program) under which we were able to repurchase up to $25 million of our outstanding stock.  The Repurchase Program expired on December 31, 2015.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

*10.1	—	Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas.

*10.2	—	Employment Agreement dated as of December 30, 2015, between the Company and Brett A. Cope.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 3, 2016	By:	/s/ Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number		Exhibit Title
3.1	—

Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

*10.1	—	Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas.

*10.2	—	Employment Agreement dated as of December 30, 2015, between the Company and Brett A. Cope.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith