Form 10-Q
period 2016-03-31
POWELL INDUSTRIES INC
filed 2016-05-04
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, there were 11,393,493 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31, 2016	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$57,358	$43,569
Accounts receivable, less allowance for doubtful accounts of $976 and $746	103,443	101,784
Inventories	30,227	32,891
Costs and estimated earnings in excess of billings on uncompleted contracts	89,970	104,793
Income taxes receivable	2,529	1,232
Deferred income taxes	4,198	3,910
Prepaid expenses	2,652	5,004
Other current assets	2,829	3,916
Total Current Assets	293,206	297,099
Property, plant and equipment, net	150,722	154,594
Goodwill and intangible assets, net	2,234	2,393
Deferred income taxes	1,637	2,288
Other assets	10,627	10,117
Long-term receivable (Note D)	2,333	2,333
	$460,759	$468,824
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,838	$48,008
Accrued salaries, bonuses and commissions	20,883	19,223
Billings in excess of costs and estimated earnings on uncompleted contracts	39,556	42,057
Current maturities of long-term debt	400	400
Accrued product warranty	4,787	4,930
Other accrued expenses	6,143	7,521
Income taxes payable	1,113	784
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	117,749	124,952
Long-term debt, net of current maturities	2,000	2,400
Deferred compensation	5,674	4,950
Other long-term liabilities	780	723
Deferred credit ─ long term (Note D)	1,522	2,537
Total Liabilities	$127,725	$135,562
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,181,740 and 12,100,459 shares issued and outstanding, respectively	122	121
Additional paid-in capital	50,817	48,507
Retained earnings	327,481	328,294
Treasury stock, 806,018 and 670,181 shares at cost, respectively	(24,999)	(21,259)
Accumulated other comprehensive loss	(20,387)	(22,401)
Total Stockholders' Equity	333,034	333,262
Total Liabilities and Stockholders' Equity	$460,759	$468,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues	$152,266	$170,199	$302,243	$322,800
Cost of goods sold	122,172	145,898	248,999	277,430
Gross profit	30,094	24,301	53,244	45,370

Selling, general and administrative expenses	19,024	19,464	38,425	40,279
Research and development expenses	1,959	1,626	3,813	3,466
Amortization of intangible assets	86	113	174	232
Restructuring and separation expenses	3,259	1,332	7,056	1,332
Operating income	5,766	1,766	3,776	61

Other income	(507)	(879)	(1,015)	(1,386)
Interest expense	50	33	74	69
Interest income	(71)	(84)	(71)	(88)
Income before income taxes	6,294	2,696	4,788	1,466

Income tax provision (benefit)	727	6,379	(320)	5,388

Net income (loss)	$5,567	$(3,683)	$5,108	$(3,922)

Income (loss) per share:
Basic	$0.49	$(0.31)	$0.45	$(0.33)
Diluted	$0.49	$(0.31)	$0.45	(0.33)

Weighted average shares:
Basic	11,369	12,018	11,382	12,029
Diluted	11,422	12,018	11,415	12,029

Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Net income (loss)	$5,567	$(3,683)	$5,108	$(3,922)
Foreign currency translation adjustments	4,552	(6,897)	2,014	(11,135)
Comprehensive income (loss)	$10,119	$(10,580)	$7,122	$(15,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net income	—	—	—	5,108	—	—	—	5,108
Foreign currency translation adjustments	—	—	—	—	—	—	2,014	2,014
Stock-based compensation	64	—	3,118	—	—	—	—	3,118
Shares withheld in lieu of employee tax withholding	—	—	(808)	—	—	—	—	(808)
Issuance of restricted stock	18	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(5,921)	—	—	—	(5,921)
Balance, March 31, 2016	12,182	$122	$50,817	$327,481	(806)	$(24,999)	$(20,387)	$333,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six months ended March 31,
	2016	2015

Operating Activities:
Net income (loss)	$5,108	$(3,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,518	6,562
Amortization	174	232
Stock-based compensation	3,118	1,567
Bad debt expense	339	469
Deferred income tax expense (benefit)	337	7,549
Gain on amended supply agreement	(1,015)	(1,015)
Cash received from amended supply agreement	—	2,333
Changes in operating assets and liabilities:
Accounts receivable, net	(1,574)	(18,321)
Costs and billings in excess of estimated earnings on uncompleted contracts	11,810	13,050
Inventories	2,653	(3,360)
Prepaid expenses and other current assets	2,133	1,613
Accounts payable and income taxes payable	(4,756)	(3,564)
Accrued liabilities	106	(6,845)
Other, net	257	(450)
Net cash provided by (used in) operating activities	25,208	(4,102)
Investing Activities:
Proceeds from sale of property, plant and equipment	39	43
Purchases of property, plant and equipment	(1,126)	(28,692)
Net cash used in investing activities	(1,087)	(28,649)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(808)	(557)
Purchase of treasury shares	(3,740)	(5,759)
Dividends paid	(5,921)	(6,264)
Net cash used in financing activities	(10,869)	(12,980)
Net increase (decrease) in cash and cash equivalents	13,252	(45,731)
Effect of exchange rate changes on cash and cash equivalents	537	(1,715)
Cash and cash equivalents, beginning of period	43,569	103,118
Cash and cash equivalents, end of period	$57,358	$55,672

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

In July 2015, the FASB issued a new topic on simplifying the measurement of inventory.  The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. This topic updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This topic is not expected to have a material impact on our consolidated financial position or results of operations.

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This amendment is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018.  We have no plans for early adoption.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued new guidance on stock-based compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  This would be our fiscal year ending September 30, 2018.  We have no plans for early adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

B. EARNINGS PER SHARE

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units, as prescribed by the FASB guidance on earnings per share.

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$5,567	$(3,683)	$5,108	$(3,922)
Denominator:
Weighted average basic shares	11,369	12,018	11,382	12,029
Dilutive effect of restricted stock units	53	—	33	-
Weighted average diluted shares with assumed conversions	11,422	12,018	11,415	12,029
Net income (loss) per share:
Basic	$0.49	$(0.31)	$0.45	$(0.33)
Diluted	$0.49	$(0.31)	$0.45	$(0.33)

For the quarter and six months ended March 31, 2015, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$1,010	$1,844	$746	$1,577
Bad debt expense	92	186	339	469
Uncollectible accounts written off, net of recoveries	(141)	(120)	(114)	(122)
Change in foreign currency translation	15	(29)	5	(43)
Balance at end of period	$976	$1,881	$976	$1,881

Inventories:

The components of inventories are summarized below (in thousands):

	March 31, 2016	September 30, 2015
Raw materials, parts and subassemblies, net	$29,414	$31,807
Work-in-progress	813	1,084
Total inventories	$30,227	$32,891

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31, 2016	September 30, 2015
Costs incurred on uncompleted contracts	$1,000,967	$912,237
Estimated earnings	308,608	271,640
	1,309,575	1,183,877
Less: Billings to date	(1,259,161)	(1,121,141)
Net underbilled position	$50,414	$62,736

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$89,970	$104,793
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(39,556)	(42,057)
Net underbilled position	$50,414	$62,736

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Balance at beginning of period	$5,105	$4,480	$4,930	$4,557
Increase to warranty expense	832	530	2,158	1,067
Deduction for warranty charges	(1,175)	(504)	(2,275)	(1,028)
Change in foreign currency translation	25	(131)	(26)	(221)
Balance at end of period	$4,787	$4,375	$4,787	$4,375

D. GOODWILL AND INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at March 31, 2016 and September 30, 2015 consisted of the following (in thousands):

	March 31, 2016			September 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,518)	$1,231	$11,749	$(10,359)	$1,390
Goodwill	1,003	—	1,003	1,003	—	1,003
Total	$12,752	$(10,518)	$2,234	$12,752	$(10,359)	$2,393

Amortization of intangible assets was $0.2 million for the six months ended March 31, 2016 and 2015.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from the Company all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, the Company and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow GE to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions. As of March 31, 2016, we had $2.3 million recorded in other current assets and the remaining $2.3 million is recorded as a long-term receivable.  The $2.3 million recorded in other current assets was received in April 2016. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $1.0 million for the six months ended March 31, 2016 and 2015.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2016	September 30, 2015

Industrial development revenue bonds	$2,400	$2,800
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,000	$2,400

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

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $24.7 million for our outstanding letters of credit at March 31, 2016.

There were no borrowings outstanding under the U.S. Revolver as of March 31, 2016.  Amounts available under the U.S. Revolver were $50.3 million at March 31, 2016. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of March 31, 2016, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $7.7 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver.  There were no outstanding letters of credit under the Canadian Revolver at March 31, 2016.

There were no borrowings outstanding under the Canadian Revolver as of March 31, 2016 and amounts available under the Canadian Revolver were $7.7 million at March 31, 2016.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver expires on March 31, 2018.

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

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of March 31, 2016, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2016. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.57% as of March 31, 2016.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Surety Bonds

Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $24.7 million as of March 31, 2016. We also had surety bonds totaling $298.9 million that were outstanding, with additional bonding capacity of $451.1 million available, at March 31, 2016.

We have a $14.4 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2016, we had outstanding guarantees totaling $2.8 million under this Facility Agreement and amounts available under this Facility Agreement were $11.6 million.  This facility is renewable in May 2016.

The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Facility. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of March 31, 2016, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  As of March 31, 2016, our exposure to possible liquidated damages was $8.9 million, of which approximately $2.0 million is estimated to be probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.6 million has been recorded as a reduction to revenue.  We believe that we will be successful in obtaining change orders or contract extensions that should resolve the potential for any unaccrued liquidated damages; however, should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages which could negatively impact our future operating results.

G.	STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. These grants vest over a three-year period from their date of issuance.  In February 2016, the Board of Directors voted to modify the RSU awards.  The modification provides that sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At March 31, 2016, there were 142,688 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

RSU activity (number of shares) for the six months ending March 31, 2016 is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2015	133,506	$50.26
Granted	136,800	29.80
Vested(1)	(116,568)	33.10
Forfeited/cancelled	(11,050)	30.27
Outstanding at March 31, 2016	142,688	$46.22

(1)	Includes the accelerated vesting of 84,043 shares previously issued to our former Chief Executive Officer and other senior managers as part of their separation packages, see Note J.

During the six months ended March 31, 2016 and 2015, we recorded compensation expense of $2.7 million and $0.9 million, respectively, related to the RSUs.  The increase in compensation expense recorded in the six months ended March 31, 2016, was primarily due to the early vesting of shares associated with executive separation costs, see Note J.

Restricted Stock

Restricted stock grants vest equally over their respective vesting period on each anniversary of the grant date and compensation expense is recognized over their respective vesting periods based on the price per share on the grant date.  In February 2016, 16,000 shares of restricted stock were issued to our non-employee directors at a price of $25.63 per share under the 2014 Director Plan. The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

During the six months ended March 31, 2016 and 2015, we recorded compensation expense of $0.4 million and $0.7 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2016
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash equivalents	$234	$—	$—	$234
Deferred compensation	1,581	3,922	—	5,503
Liabilities:
Deferred compensation	—	5,248	—	5,248

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

Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. These assets include both mutual fund investments and company-owned life insurance policies. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts.  The fair values of the underlying securities of these funds are based on quoted market prices and are categorized as Level 1 in the fair value measurement hierarchy.  The company-owned life insurance policies are valued at cash surrender value and are therefore categorized as Level 2 in the fair value measurement hierarchy.

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at March 31, 2016, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended March 31, 2016.

I. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Income before income taxes	$6,294	$2,696	$4,788	$1,466

Income tax provision (benefit)	727	6,379	(320)	5,388

Net income (loss)	$5,567	$(3,683)	$5,108	$(3,922)

Effective tax rate	12%	237%	(7)%	368%

	Six months ended March 31,
	2016	2015
Statutory rate	35%	35%
Foreign valuation allowance	(11)	661
Research and development credit	(24)	(327)
State income taxes, net of federal benefit	2	2
Rate differential and other	(9)	(3)
Effective tax rate	(7)%	368%

We recorded an income tax benefit of $0.3 million for the six months ended March 31, 2016, compared to an income tax provision of $5.4 million for the six months ended March 31, 2015.  The effective tax rate for the six months ended March 31, 2016 was a 7% benefit compared to an effective tax rate of 368% for the six months ended March 31, 2015.  The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance.  Additionally, the effective tax rate for the six months ended March 31, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the Research and Development Tax Credit (R&D Tax Credit) for the previously expired period from January 1, 2015 to September 30, 2015. On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the R&D Tax Credit.

In the first six months of Fiscal 2015, our effective tax rate increased due to a $9.0 million valuation allowance recorded against our Canadian deferred tax assets.  In the second quarter of Fiscal 2015, we recorded a valuation allowance against the Canadian net deferred tax assets. Due to the historical Canadian losses, and the projected losses in the near term, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.   This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We recorded a $0.6 million discrete item for the six months ended March 31, 2015 also related to the retroactive reinstatement of the R&D Tax Credit referred to above.

J. RESTRUCTURING AND SEPARATION COSTS

We have taken various actions during Fiscal 2016 in response to challenging conditions in the oil and gas markets.  In the second quarter of Fiscal 2016, we incurred $3.3 million of separation costs as we continued to restructure our senior management team and align our salaried and hourly workforce with future production requirements.  In the first quarter of Fiscal 2016, we incurred $3.8 million of restructuring costs due to the departure of our former Chief Executive Officer in December 2015. Of the $7.1 million in restructuring and separation costs expensed in the six months ended March 31, 2016, $3.5 million has been paid and the remaining $3.6 million will be paid over the next nine months. In the second quarter of Fiscal 2015, we incurred $1.3 million of restructuring and separation costs.

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

Overview

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects which take a number of months to produce.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce; but schedules may change during the course of any particular project. Our operating results can be impacted by factors outside of our control.

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

During Fiscal 2015, our operating results were negatively impacted by operational inefficiencies resulting from increased volume and project scheduling delays. Our inability to meet contractual commitments on existing projects, as well as delays in customer construction schedules, negatively impacted the timing and costs related to project execution. Our operating results were negatively impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which impact gross margins during the period in which these items are resolved with our customers.

During Fiscal 2016, the decline in the number and size of projects in the markets we serve has decreased our revenues and backlog of projects.  In response to our reduced project backlog and continued weak market conditions, we have taken steps to reduce our cost structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements. We have continued to take various actions that have improved our operational efficiencies in Canada.

Results of Operations

Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015 (Unaudited)

Revenue and Gross Profit

Revenues decreased by 11%, or $17.9 million, to $152.3 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015, primarily due to the continued decrease in our project backlog mainly driven by lower demand from our customers in the oil and gas markets. Domestic revenues decreased by 11%, or $13.6 million, to $106.8 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015, and international revenues decreased by 9%, or $4.3 million, to $45.5 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015 due to the reduced number of large projects in our overseas markets year over year. Revenues from commercial and industrial customers decreased $13.1 million to $115.7 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015. Revenues from public and private utilities increased $3.2 million to $26.4 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015.  Revenues from municipal and transit projects decreased $8.0 million to $10.2 million in the second quarter of Fiscal 2016, compared to the second quarter of Fiscal 2015.

Gross profit for the second quarter of Fiscal 2016 increased 24%, or $5.8 million, to $30.1 million, compared to the second quarter of Fiscal 2015.  Gross profit as a percentage of revenues increased to 20% in the second quarter of Fiscal 2016, compared to 14% in the second quarter of Fiscal 2015, due to improvements in our international operations primarily driven by improved project execution and reduced costs in our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.4 million to $19.0 million during the second quarter of Fiscal 2016 compared to the second quarter of Fiscal 2015, primarily due to cost reduction efforts. Selling, general and administrative expenses, as a percentage of revenues, increased to 13% during the second quarter of Fiscal 2016, compared to 11% during the second quarter of Fiscal 2015 primarily due to the reduction in revenue quarter over quarter.

Restructuring and separation costs

In the second quarter of Fiscal 2016, we incurred $3.3 million of separation costs as we continued to restructure our senior management team and align our salaried and hourly workforce with future production requirements. In the second quarter of Fiscal 2015, we incurred $1.3 million of restructuring and separation costs.

Income Tax Provision

We recorded an income tax provision of $0.7 million in the second quarter of Fiscal 2016, compared to an income tax provision of $6.4 million in the second quarter of Fiscal 2015.  The effective tax rate for the second quarter of Fiscal 2016 was 12% compared to an effective tax rate of 237% in the second quarter of Fiscal 2015. The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance.  The effective tax rate for the second quarter of Fiscal 2015 was impacted by discrete items which included a valuation allowance recorded against our Canadian deferred tax assets in the amount of $9.0 million, partially offset by the release of a FIN 48 reserve related to the Federal Research and Development Tax Credit (R&D Credit) in the amount of $4.1 million upon closing an Internal Revenue Service (IRS) audit.

Net income (loss)

In the second quarter of Fiscal 2016, we recorded income of $5.6 million, or $0.49 per diluted share compared to a loss of $3.7 million, or $0.31 per diluted share, in the second quarter of Fiscal 2015. This increase in income was primarily due to our improvement in gross profit in our international operations, primarily driven by improved project execution and reduced costs in our Canadian operations during the second quarter of Fiscal 2016, offset by the $3.3 million of separation costs.

Backlog

The order backlog at March 31, 2016 was $357.4 million, which declined from $441.4 million at September 30, 2015.  New orders declined during the second quarter of Fiscal 2016 to $116.9 million, compared to $167.1 million in the second quarter of Fiscal 2015, primarily due to the continued decline in the oil and gas markets.

Six Months Ended March 31, 2016 Compared to the Six Months Ended March 31, 2015 (Unaudited)

Revenue and Gross Profit

Revenues decreased by 6%, or $20.6 million, to $302.2 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015.  Domestic revenues decreased by 2%, or $5.1 million, to $212.2 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015, and international revenues decreased by 15%, or $15.4 million, to $90.0 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015.  All revenues decreased in the six months ended March 31, 2016 primarily due to the continued decrease in our project backlog.  Revenues from commercial and industrial customers decreased $23.2 million to $228.1 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. Revenues from public and private utilities increased $7.5 million to $55.2 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. Revenues from municipal and transit projects decreased $4.9 million to $18.9 million for the six months ended March 31, 2016, compared to the six months ended March 31, 2015.

Gross profit for the six months ended March 31, 2016 increased by 17%, or $7.9 million, to $53.2 million, compared to the six months ended March 31, 2015.  Gross profit as a percentage of revenues was 18% for the six months ended March 31, 2016, compared to 14% for the six months ended March 31, 2015.  Our gross profit as a percentage of revenues improved in the six months ended March 31, 2016, compared to the six months ended March 31, 2015, due to improvements in our international operations primarily driven by improved project execution and reduced costs in our Canadian operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.9 million to $38.4 million for the six months ended March 31, 2016 compared to the $40.3 million that we recorded for the six months ended March 31, 2015. Selling, general and administrative expenses, as a percentage of revenues remained flat at approximately 13% for both six month periods ended March 31, 2016 and 2015.

Restructuring and separation costs

In the six months ended March 31, 2016, we incurred approximately $7.1 million in separation costs as we continued to restructure our senior management team and align our salaried and hourly workforce with future production requirements, as well as the departure of our former Chief Executive Officer in December 2015.  In the six months ended March 31, 2015, we incurred $1.3 million of restructuring and separation costs.

Other Income

We recorded other income of $1.0 million in the six months ended March 31, 2016 from the amortization of the deferred gain from the amended supply agreement, discussed in Note D of Notes to Condensed Consolidated Financial Statements.  For the six months ended March 31, 2015, we recorded the same $1.0 million from the amortization of the deferred gain as well as a $0.3 million death benefit received from our Company-owned life insurance policy.

Income Tax Provision

We recorded an income tax benefit of $0.3 million for the six months ended March 31, 2016, compared to an income tax provision of $5.4 million for the six months ended March 31, 2015.  The effective tax rate for the six months ended March 31, 2016 was a 7% benefit compared to an effective tax rate of 368% for the six months ended March 31, 2015.  The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance.  Additionally, the effective tax rate for the six months ended March 31, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit for the previously expired period from January 1, 2015 to September 30, 2015. On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the R&D Tax Credit.

In the first six months of Fiscal 2015, our effective tax rate increased due to a $9.0 million valuation allowance recorded against our Canadian deferred tax assets.  In the second quarter of Fiscal 2015, we recorded a valuation allowance against the Canadian net deferred tax assets. Due to the historical Canadian losses, and the projected losses in the near term, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences. This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We recorded a $0.6 million discrete item for the six months ended March 31, 2015 also related to the retroactive reinstatement of the R&D Tax Credit referred to above.

Net income (loss)

For the six months ended March 31, 2016, we recorded income of $5.1 million, or $0.45 per share, compared to a loss of $3.9 million, or $0.33 per diluted share, for the six months ended March 31, 2015. This increase in net income was primarily due to our improvement in gross profit in our international operations, driven by improved project execution in our Canadian operations in the first half of Fiscal 2016, offset by the $5.7 million increase in restructuring and separation costs.  Additionally, net income has increased due to lower income tax expense in Fiscal 2016, due to the utilization of net operating losses to offset Canadian income.

Backlog

The order backlog at March 31, 2016 was $357.4 million, which declined from $441.4 million at September 30, 2015.  New orders placed during the six months ended March 31, 2016 totaled $218.6 million compared to $321.5 million for the six months ended March 31, 2015.  The year over year decrease in new orders was primarily due the continued decline in the oil and gas markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $57.4 million at March 31, 2016, compared to $43.6 million at September 30, 2015.  As of March 31, 2016, current assets exceeded current liabilities by 2.5 times and our debt to total capitalization was 0.72%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018. As of March 31, 2016, there were no amounts borrowed under this line of credit. We also have a $7.7 million revolving credit facility in Canada. At March 31, 2016, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt, including current maturities, totaled $2.4 million at March 31, 2016, compared to $2.8 million at September 30, 2015. Total letters of credit outstanding were $24.7 million at March 31, 2016 and $21.1 million at September 30, 2015, which reduced our availability under our U.S. credit facility. Amounts available at March 31, 2016 under the U.S. and Canadian revolving credit facilities were $50.3 million and $7.7 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $27 million of our cash at March 31, 2016, was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities increased to $25.2 million for the six months ended March 31, 2016, compared to cash used in operating activities of $4.1 million during the same period in Fiscal 2015.  This increase was primarily due to favorable improvements in accounts receivable, continued focus on inventory reduction and timing of cash payments on accrued liabilities in the six months ended March 31, 2016, compared to the same period in the prior year.  Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers.

Investing Activities

Purchases of property, plant and equipment during six months ended March 31, 2016 totaled $1.1 million compared to $28.7 million during the same period in Fiscal 2015.  This decrease in Fiscal 2016 was due to the completion of the expansion of our Canadian facilities in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $10.9 million for the six months ended March 31, 2016 and $13.0 million during the same period in Fiscal 2015.  This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.

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

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce, but schedules may change during the course of any particular project.

A significant portion of our revenues have historically been from the oil and gas markets.  Unfavorable long-term commodity price levels can cause oil and gas companies to change their strategies or delay or cancel projects.  Due to the precipitous decline in oil and gas prices since late 2014, many of our customers have reduced their capital budgets and cut costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that sustained lower oil and gas prices from a continued global supply/demand imbalance will continue to negatively impact future orders due to reduced capital spending by our customers.  The reduction in available projects, across the markets we serve, has increased market price pressures during this downward cycle. This reduction in new business opportunities and increased market price pressures will negatively impact our revenues, backlog, operating results and cash flows from operations.  If commodity prices do not continue to improve from current levels, or they decline, the number of projects in our markets could further decline.

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

Market Risk

We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically engineering, procurement and construction firms, oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial customers. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.

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

The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2016, our realized foreign exchange gains were $0.4 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $20.4 million as of March 31, 2016, a decrease of $2.0 million compared to September 30, 2015.  This improvement was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.  During the second quarter of Fiscal 2016, the U.S. Dollar deteriorated somewhat relative to these foreign currencies and as a result our accumulated other comprehensive losses decreased.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 4, 2016	By:	/s/ Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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