Form 10-Q
period 2016-06-30
POWELL INDUSTRIES INC
filed 2016-08-03
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, there were 11,393,493 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30, 2016	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$89,351	$43,569
Accounts receivable, less allowance for doubtful accounts of $871 and $746	87,876	101,784
Inventories	28,138	32,891
Costs and estimated earnings in excess of billings on uncompleted contracts	80,026	104,793
Income taxes receivable	2,822	1,232
Deferred income taxes	4,054	3,910
Prepaid expenses	3,715	5,004
Other current assets	2,978	3,916
Total Current Assets	298,960	297,099
Property, plant and equipment, net	147,810	154,594
Goodwill and intangible assets, net	2,148	2,393
Deferred income taxes	681	2,288
Other assets	10,807	10,117
Long-term receivable (Note D)	—	2,333
	$460,406	$468,824
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,925	$48,008
Accrued salaries, bonuses and commissions	22,851	19,223
Billings in excess of costs and estimated earnings on uncompleted contracts	43,021	42,057
Current maturities of long-term debt	400	400
Accrued product warranty	4,729	4,930
Other accrued expenses	6,280	7,521
Income taxes payable	1,202	784
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	116,437	124,952
Long-term debt, net of current maturities	2,000	2,400
Deferred compensation	5,562	4,950
Other long-term liabilities	792	723
Deferred credit ─ long term (Note D)	1,015	2,537
Total Liabilities	$125,806	$135,562
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,199,511 and 12,100,459 shares issued and outstanding, respectively	122	121
Additional paid-in capital	51,742	48,507
Retained earnings	329,414	328,294
Treasury stock, 806,018 and 670,181 shares at cost, respectively	(24,999)	(21,259)
Accumulated other comprehensive loss	(21,679)	(22,401)
Total Stockholders' Equity	334,600	333,262
Total Liabilities and Stockholders' Equity	$460,406	$468,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues	$133,207	$176,733	$435,450	$499,533
Cost of goods sold	105,922	143,789	354,921	421,219
Gross profit	27,285	32,944	80,529	78,314

Selling, general and administrative expenses	19,362	18,013	57,787	58,293
Research and development expenses	1,640	1,642	5,453	5,108
Amortization of intangible assets	89	114	263	345
Restructuring and separation expenses	647	1,406	7,703	2,738
Operating income	5,547	11,769	9,323	11,830

Other income	(507)	(507)	(1,522)	(1,893)
Interest expense	38	42	112	111
Interest income	(42)	—	(113)	(88)
Income before income taxes	6,058	12,234	10,846	13,700

Income tax provision	1,164	5,185	844	10,573

Net income	$4,894	$7,049	$10,002	$3,127

Income per share:
Basic	$0.43	$0.60	$0.88	$0.26
Diluted	$0.43	$0.60	$0.87	0.26

Weighted average shares:
Basic	11,397	11,802	11,387	11,953
Diluted	11,473	11,845	11,435	11,991

Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015

Net income	$4,894	$7,049	$10,002	$3,127
Foreign currency translation adjustments	(1,292)	2,703	722	(8,432)
Comprehensive income (loss)	$3,602	$9,752	$10,724	$(5,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net income	—	—	—	10,002	—	—	—	10,002
Foreign currency translation adjustments	—	—	—	—	—	—	722	722
Stock-based compensation	82	—	4,235	—	—	—	—	4,235
Shares withheld in lieu of employee tax withholding	—	—	(1,000)	—	—	—	—	(1,000)
Issuance of restricted stock	18	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(8,882)	—	—	—	(8,882)
Balance, June 30, 2016	12,200	$122	$51,742	$329,414	(806)	$(24,999)	$(21,679)	$334,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine months ended June 30,
	2016	2015

Operating Activities:
Net income	$10,002	$3,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,801	9,894
Amortization	263	345
Stock-based compensation	4,235	2,262
Bad debt expense	221	31
Deferred income tax expense	1,463	8,652
Gain on amended supply agreement	(1,522)	(1,522)
Cash received from amended supply agreement	2,333	2,333
Changes in operating assets and liabilities:
Accounts receivable, net	13,455	(5,837)
Costs and billings in excess of estimated earnings on uncompleted contracts	25,337	5,598
Inventories	4,639	(3,809)
Prepaid expenses and other current assets	597	2,075
Accounts payable and income taxes payable	(11,282)	308
Accrued liabilities	2,310	(4,336)
Other, net	(52)	(533)
Net cash provided by operating activities	61,800	18,588
Investing Activities:
Proceeds from sale of property, plant and equipment	122	51
Purchases of property, plant and equipment	(2,000)	(34,246)
Net cash used in investing activities	(1,878)	(34,195)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(1,000)	(557)
Purchase of treasury shares	(3,740)	(12,523)
Dividends paid	(8,882)	(9,326)
Net cash used in financing activities	(14,022)	(22,806)
Net increase (decrease) in cash and cash equivalents	45,900	(38,413)
Effect of exchange rate changes on cash and cash equivalents	(118)	(1,346)
Cash and cash equivalents, beginning of period	43,569	103,118
Cash and cash equivalents, end of period	$89,351	$63,359

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  We believe that these financial statements contain all adjustments necessary so that they are not misleading. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes as of the date they were prepared. The most significant estimates used in our financial statements affect revenue and cost recognition for contracts, allowance for doubtful accounts, provision for excess and obsolete inventory, goodwill and intangible assets, self-insurance, warranty accruals, liquidated damages and income taxes. The amounts recorded in the condensed consolidated financial statements require judgments that could change in future periods and actual amounts may differ from those recorded in the condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets, and our determination of whether the value of our long-lived assets has been impaired, requires estimates related to future income and other assumptions regarding timing and future profitability.  Estimates may change as new events occur, additional information becomes available or operating conditions change.

New Accounting Standards

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019.  The standard permits the use of either the retrospective or cumulative effect transition method; therefore, we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial position or results of operations.

In March 2016, the FASB issued new guidance on stock-based compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  This would be our fiscal year ending September 30, 2018.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$4,894	$7,049	$10,002	$3,127
Denominator:
Weighted average basic shares	11,397	11,802	11,387	11,953
Dilutive effect of restricted stock units	76	43	48	38
Weighted average diluted shares with assumed conversions	11,473	11,845	11,435	11,991
Net income per share:
Basic	$0.43	$0.60	$0.88	$0.26
Diluted	$0.43	$0.60	$0.87	$0.26

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$976	$1,881	$746	$1,577
Bad debt expense (recovery)	(118)	(438)	221	31
Uncollectible accounts written off, net of recoveries	16	(145)	(98)	(267)
Change in foreign currency translation	(3)	14	2	(29)
Balance at end of period	$871	$1,312	$871	$1,312

Inventories:

The components of inventories are summarized below (in thousands):

	June 30, 2016	September 30, 2015
Raw materials, parts and subassemblies, net	$27,308	$31,807
Work-in-progress	830	1,084
Total inventories	$28,138	$32,891

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30, 2016	September 30, 2015
Costs incurred on uncompleted contracts	$1,048,831	$912,237
Estimated earnings	332,472	271,640
	1,381,303	1,183,877
Less: Billings to date	(1,344,298)	(1,121,141)
Net underbilled position	$37,005	$62,736

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$80,026	$104,793
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(43,021)	(42,057)
Net underbilled position	$37,005	$62,736

Warranty Accrual

Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$4,787	$4,375	$4,930	$4,557
Increase to warranty expense	1,174	1,033	3,332	2,100
Deduction for warranty charges	(1,206)	(766)	(3,481)	(1,794)
Change in foreign currency translation	(26)	81	(52)	(140)
Balance at end of period	$4,729	$4,723	$4,729	$4,723

D. GOODWILL AND INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at June 30, 2016 and September 30, 2015 consisted of the following (in thousands):

	June 30, 2016			September 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,604)	$1,145	$11,749	$(10,359)	$1,390
Goodwill	1,003	—	1,003	1,003	—	1,003
Total	$12,752	$(10,604)	$2,148	$12,752	$(10,359)	$2,393

Amortization of intangible assets was $0.3 million for the nine months ended June 30, 2016 and 2015.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15 year supply agreement with GE pursuant to which GE would purchase from us all of their requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions. As of June 30, 2016, we had $2.3 million recorded in other current assets.  We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $1.5 million for the nine months ended June 30, 2016 and 2015.

E. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2016	September 30, 2015

Industrial development revenue bonds	$2,400	$2,800
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$2,000	$2,400

U.S. Revolver

In Fiscal 2015, we entered into the Second Amendment (the Second Amendment) of our existing amended and restated credit agreement (as amended, the Amended Credit Agreement).  The Second Amendment provided for the expansion of our Canadian manufacturing facility and allowed for the repurchase of our common stock pursuant to a share repurchase program announced in December 2014.  The Amended Credit Agreement provides for a $75.0 million revolving credit facility (U.S. Revolver).

The interest rate for amounts outstanding under the Amended Credit Agreement for the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $26.8 million for our outstanding letters of credit at June 30, 2016.

There were no borrowings outstanding under the U.S. Revolver as of June 30, 2016.  Amounts available under the U.S. Revolver were $48.2 million at June 30, 2016. The U.S. Revolver expires on December 31, 2018.

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

The Amended Credit Agreement is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada Inc. The Amended Credit Agreement provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the Amended Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Amended Credit Agreement, amounts outstanding under the Amended Credit Agreement may be accelerated and may become immediately due and payable. As of June 30, 2016, we were in compliance with all of the financial covenants of the Amended Credit Agreement.

Canadian Revolver

We have a $7.7 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver.  There were no outstanding letters of credit under the Canadian Revolver at June 30, 2016.

There were no borrowings outstanding under the Canadian Revolver as of June 30, 2016 and amounts available under the Canadian Revolver were $7.7 million at June 30, 2016.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver expires on March 31, 2018.

The principal financial covenants are consistent with those described in our Amended Credit Agreement. The Canadian Revolver contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada Inc. in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of June 30, 2016, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2016. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.58% as of June 30, 2016.

F. COMMITMENTS AND CONTINGENCIES

Long-Term Debt

See Note E herein for discussion of our long-term debt.

Letters of Credit and Surety Bonds

Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $26.8 million as of June 30, 2016. We also had surety bonds totaling $233.0 million that were outstanding, with additional bonding capacity of $517.0 million available, at June 30, 2016.

We have a $9.4 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2016, we had outstanding guarantees totaling $3.0 million under this Facility Agreement and amounts available under this Facility Agreement were $6.4 million.  This facility expires in November 2016. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our Amended Credit Agreement. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of June 30, 2016, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  As of June 30, 2016, our exposure to possible liquidated damages was $7.4 million, of which approximately $1.7 million is estimated to be probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.7 million has been recorded as a reduction to revenue.  We will attempt to obtain change orders or contract extensions that may resolve the potential for any unaccrued liquidated damage.  Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G.	STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a full description of our existing stock-based compensation plans.

Restricted Stock Units

We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. These grants vest over a three-year period from their date of issuance.  In February 2016, the Board of Directors voted to modify the RSU awards.  The modification provides that sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At June 30, 2016, there were 142,688 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

RSU activity (number of shares) for the nine months ending June 30, 2016 is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2015	133,506	$50.26
Granted	136,800	29.80
Vested(1)	(116,568)	33.10
Forfeited/cancelled	(11,050)	30.27
Outstanding at June 30, 2016	142,688	$46.22

(1)	Includes the accelerated vesting of 84,043 shares previously issued to our former Chief Executive Officer and other senior managers as part of their separation packages, see Note J.

During the nine months ended June 30, 2016 and 2015, we recorded compensation expense of $3.7 million and $1.3 million, respectively, related to the RSUs.  The increase in compensation expense recorded in the nine months ended June 30, 2016, was primarily due to the early vesting of shares associated with executive separation costs, see Note J.

Restricted Stock

Restricted stock grants vest equally over their respective vesting period on each anniversary of the grant date and compensation expense is recognized over their respective vesting periods based on the price per share on the grant date.  In February 2016, 16,000 shares of restricted stock were issued to our non-employee directors at a price of $25.63 per share under the 2014 Director Plan. In April 2016, we issued 1,000 shares of restricted stock to a non-employee director at a price of $29.38 per share. The annual restricted stock grants vest 50% per year over a two-year period on each anniversary of the grant date.

During the nine months ended June 30, 2016 and 2015, we recorded compensation expense of $0.6 million and $1.0 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash equivalents	$335	$—	$—	$335
Deferred compensation	1,609	3,972	—	5,581
Liabilities:
Deferred compensation	—	5,154	—	5,154

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

Industrial Development Revenue Bond – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at June 30, 2016, approximates fair value based on the current coupon rate of the bonds, which is reset weekly, and is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended June 30, 2016.

I. INCOME TAXES

The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Income before income taxes	$6,058	$12,234	$10,846	$13,700

Income tax provision	1,164	5,185	844	10,573

Net income	$4,894	$7,049	$10,002	$3,127

Effective tax rate	19%	42%	8%	77%

	Nine months ended June 30,
	2016	2015
Statutory rate	35%	35%
Foreign valuation allowance	(11)	76
Research and development credit	(12)	(34)
State income taxes, net of federal benefit	1	2
Rate differential and other	(5)	(2)
Effective tax rate	8%	77%

We recorded an income tax provision of $0.8 million for the nine months ended June 30, 2016, compared to an income tax provision of $10.6 million for the nine months ended June 30, 2015.  The effective tax rate for the nine months ended June 30, 2016 was 8% compared to an effective tax rate of 77% for the nine months ended June 30, 2015.  The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance.  Additionally, the effective tax rate for the nine months ended June 30, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the Research and Development Tax Credit (R&D Tax Credit) for the previously expired period from January 1, 2015 to September 30, 2015. On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the R&D Tax Credit.

In the first nine months of Fiscal 2015, our effective tax rate increased due to a $9.0 million valuation allowance recorded against our Canadian deferred tax assets during the second quarter of Fiscal 2015.  Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.   This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We recorded a $0.6 million discrete item for the nine months ended June 30, 2015 that was also related to the retroactive reinstatement of the R&D Tax Credit referred to above.

J. RESTRUCTURING AND SEPARATION COSTS

We have taken various actions during Fiscal 2016 in response to challenging conditions primarily in the oil and gas markets.  In the third quarter of Fiscal 2016, we incurred approximately $0.4 million of separation costs as we continued to align our workforce with future production requirements. Additionally in the third quarter of Fiscal 2016, we incurred approximately $0.3 million of restructuring costs related to a leased Canadian facility that we exited in the third quarter of Fiscal 2015.

In the third quarter of Fiscal 2015, we incurred $1.4 million of restructuring and separation costs.  Of this, $0.8 million were restructuring costs related to the termination of a Canadian facility lease and the write-off of associated leasehold improvements.  The remaining $0.6 million were separation costs due to additional headcount reductions in Canada and certain U.S. operations as we responded to market conditions at the time and aligned our workforce with future production requirements.

For the nine months ended June 30, 2016, we incurred approximately $7.7 million in restructuring and separation costs, of which $3.8 million were separation costs related to the departure of our former Chief Executive Officer in December 2015. Of the $7.7 million in restructuring and separation costs recorded in Fiscal 2016, $5.3 million has been paid and the remaining $2.4 million will be paid over the next fifteen months.

For the nine months ended June 30, 2015, we incurred $2.7 million in restructuring and separation costs. Of this, $1.9 million was from separation costs, and the remaining $0.8 million resulted from the termination of a Canadian facility lease and the write-off of associated leasehold improvements.

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

Overview

We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects that take a number of months to produce.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce.  Schedules may change during the course of any particular project and our operating results can therefore be impacted by factors outside of our control.

Our strategy in Canada has been to replicate our U.S. project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  This strategic initiative presented challenges for our Canadian operations over the last two years resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses.  While we have taken various actions in Canada and have begun to see improvement in our operational efficiencies during Fiscal 2016, market conditions continue to have a negative impact on us.

During Fiscal 2015, our consolidated operating results were negatively impacted by operational inefficiencies resulting from increased volume and project scheduling delays. Our inability to meet contractual commitments on existing projects, as well as delays in customer construction schedules, negatively impacted the timing and costs related to project execution. Our operating results were negatively impacted by the timing and resolution of change orders, project close-out and resolution of potential liquidated damage claims, all of which impacted gross margins during the period in which these items are resolved with our customers.

During Fiscal 2016, the decline in the number and size of projects in the markets we serve has decreased our revenues and backlog of projects.  In response to our reduced project backlog and continued weak market conditions, primarily in our oil and gas markets, we have taken steps to reduce our cost structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements. Our Canadian operations continue to take various actions that have improved their operational efficiencies and have resulted in improved operating results.

Results of Operations

Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015 (Unaudited)

Revenue and Gross Profit

Revenues decreased by 25%, or $43.5 million, to $133.2 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015, primarily due to the continued decrease in our project backlog mainly driven by lower demand from our customers in the oil and gas markets. Domestic revenues decreased by 30%, or $40.0 million, to $94.0 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015, and international revenues decreased by 8%, or $3.5 million, to $39.2 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015 due to the reduced number of large projects in our overseas markets year over year. Revenues from commercial and industrial customers decreased $47.0 million to $99.7 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015. Revenues from public and private utilities increased $6.3 million to $22.8 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015.  Revenues from municipal and transit projects decreased $2.8 million to $10.7 million in the third quarter of Fiscal 2016, compared to the third quarter of Fiscal 2015.

Gross profit for the third quarter of Fiscal 2016 decreased 17%, or $5.7 million, to $27.3 million, compared to the third quarter of Fiscal 2015, primarily due to the decrease in revenues.  Gross profit as a percentage of revenues increased to 21% in the third quarter of Fiscal 2016, compared to 19% in the third quarter of Fiscal 2015, due to improvements in our international operations primarily driven by improved project execution, operational efficiency and reduced costs in our Canadian operations. The increase in gross profit from our international operations was offset by a decline in gross profit from our domestic operations as margins were negatively impacted primarily by our reduced volume as a result of weak market conditions, reduced project backlog and cost overruns related to a large transit project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million to $19.4 million during the third quarter of Fiscal 2016 compared to the third quarter of Fiscal 2015, primarily due to an increase in performance-based compensation accruals, partially offset by cost reduction efforts. Selling, general and administrative expenses, as a percentage of revenues, increased to 15% during the third quarter of Fiscal 2016, compared to 10% during the third quarter of Fiscal 2015 due to increased expenses and the reduction in revenue quarter over quarter.

Restructuring and separation costs

In the third quarter of Fiscal 2016, we incurred approximately $0.4 million of separation costs as we continued to align our workforce with future production requirements.  Additionally in the third quarter of Fiscal 2016, we incurred approximately $0.3 million of restructuring costs related to a leased Canadian facility that we exited in the third quarter of Fiscal 2015. In the third quarter of Fiscal 2015, we incurred $1.4 million of restructuring and separation costs.

Income Tax Provision

We recorded an income tax provision of $1.2 million in the third quarter of Fiscal 2016, compared to an income tax provision of $5.2 million in the third quarter of Fiscal 2015.  The effective tax rate for the third quarter of Fiscal 2016 was 19% compared to an effective tax rate of 42% in the third quarter of Fiscal 2015. The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.  The effective tax rate for the third quarter of Fiscal 2015 was above the combined U.S. federal and state statutory rate as no tax benefit is recorded against Canadian pre-tax losses due to the $9.0 million valuation allowance recorded in the second quarter of Fiscal 2015 discussed in Note I of the Notes to Condensed Consolidated Financial Statements.

Net income

In the third quarter of Fiscal 2016, we recorded net income of $4.9 million, or $0.43 per diluted share, which decreased from net income of $7.0 million, or $0.60 per diluted share, in the third quarter of Fiscal 2015. This decrease in net income was primarily due to the decrease in revenues as we continue to see a decrease in our project backlog mainly driven by lower demand from our customers in the oil and gas markets.

Backlog

The order backlog at June 30, 2016 was $311.6 million, which declined from $441.4 million at September 30, 2015.  New orders declined during the third quarter of Fiscal 2016 to $88.1 million, compared to $193.2 million in the third quarter of Fiscal 2015, primarily due to lower demand from our customers in the oil and gas markets.

Nine Months Ended June 30, 2016 Compared to the Nine Months Ended June 30, 2015 (Unaudited)

Revenue and Gross Profit

Revenues decreased by 13%, or $64.1 million, to $435.4 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.  Domestic revenues decreased by 13%, or $45.2 million, to $306.2 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, and international revenues decreased by 13%, or $18.9 million, to $129.2 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.  All revenues decreased in the nine months ended June 30, 2016 primarily due to the continued decrease in our project backlog primarily as a result of lower demand from our customers in the oil and gas markets.  Revenues from commercial and industrial customers decreased $70.2 million to $327.9 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. Revenues from public and private utilities increased $13.8 million to $77.9 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015. Revenues from municipal and transit projects decreased $7.7 million to $29.6 million for the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.

Gross profit for the nine months ended June 30, 2016 increased by 3%, or $2.2 million, to $80.5 million, compared to the nine months ended June 30, 2015.  Gross profit as a percentage of revenues was 19% for the nine months ended June 30, 2016, compared to 16% for the nine months ended June 30, 2015.  Our gross profit as a percentage of revenues improved in the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015, due to improvements in our international operations primarily driven by improved project execution, operational efficiency and reduced costs in our Canadian operations. The increase in gross profit from our international operations was offset by a decline in gross profit from our US operations as margins were negatively impacted primarily by our reduced volume as a result of weak market conditions, reduced project backlog and cost overruns related to a large transit project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.5 million to $57.8 million for the nine months ended June 30, 2016 compared to the $58.3 million that we recorded for the nine months ended June 30, 2015. Selling, general and administrative expenses, as a percentage of revenues increased to 13% for the nine months ended June 30, 2016 compared to 12% for the nine months ended June 2015 due to the reduction in revenue year over year.

Restructuring and separation costs

For the nine months ended June 30, 2016, we incurred approximately $7.7 million in restructuring and separation costs.  Of this, $3.8 million were separation costs related to the departure of our former Chief Executive Officer in December 2015.  The remaining $3.9 million were separation costs related to the restructuring of our senior management team and salaried and hourly workforce, as well as restructuring costs associated with a leased Canadian facility that we exited in the third quarter of Fiscal 2015.  In the nine months ended June 30, 2015, we incurred $2.7 million of restructuring and separation costs.

Other Income

We recorded other income of $1.5 million in the nine months ended June 30, 2016 from the amortization of the deferred gain from the amended supply agreement, discussed in Note D of Notes to Condensed Consolidated Financial Statements.  For the nine months ended June 30, 2015, we recorded the same $1.5 million from the amortization of the deferred gain as well as a $0.4 million death benefit received from our Company-owned life insurance policy.

Income Tax Provision

We recorded an income tax provision of $0.8 million for the nine months ended June 30, 2016, compared to an income tax provision of $10.6 million for the nine months ended June 30, 2015.  The effective tax rate for the nine months ended June 30, 2016 was 8% compared to an effective tax rate of 77% for the nine months ended June 30, 2015.  The effective tax rate for Fiscal 2016 was favorably impacted by the mix of income from our Canadian operations and the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.  Additionally, the effective tax rate for the nine months ended June 30, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit for the previously expired period from January 1, 2015 to September 30, 2015. On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the R&D Tax Credit.

In the first nine months of Fiscal 2015, our effective tax rate increased due to a $9.0 million valuation allowance recorded against our Canadian deferred tax assets during the second quarter of Fiscal 2015.  Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences. This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We recorded a $0.6 million discrete item for the nine months ended June 30, 2015 that was also related to the retroactive reinstatement of the R&D Tax Credit referred to above.

Net income

For the nine months ended June 30, 2016, we recorded net income of $10.0 million, or $0.87 per diluted share, compared to $3.1 million, or $0.26 per diluted share, for the nine months ended June 30, 2015. This increase in net income was primarily due to gross profit improvement in our international operations, driven by improved project execution in our Canadian operations in the first half of Fiscal 2016, offset by the $5.0 million increase in restructuring and separation costs.  Additionally, net income has increased due to lower income tax expense in Fiscal 2016, due to the utilization of net operating losses to offset Canadian income.

Backlog

The order backlog at June 30, 2016 was $311.6 million, which declined from $441.4 million at September 30, 2015.  New orders placed during the nine months ended June 30, 2016 totaled $306.7 million compared to $514.7 million for the nine months ended June 30, 2015.  The year over year decrease in new orders was primarily due to lower demand from our customers in the oil and gas markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $89.4 million at June 30, 2016, compared to $43.6 million at September 30, 2015.  As of June 30, 2016, current assets exceeded current liabilities by 2.6 times and our debt to total capitalization was 0.71%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018. As of June 30, 2016, there were no amounts borrowed under this line of credit. We also have a $7.7 million revolving credit facility in Canada. At June 30, 2016, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt, including current maturities, totaled $2.4 million at June 30, 2016, compared to $2.8 million at September 30, 2015. Total letters of credit outstanding were $26.8 million at June 30, 2016 and $21.1 million at September 30, 2015, which reduced our availability under our U.S. credit facility. Amounts available at June 30, 2016 under the U.S. and Canadian revolving credit facilities were $48.2 million and $7.7 million, respectively.  For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $30 million of our cash at June 30, 2016, was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support and expand these international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

Cash provided by operating activities increased to $61.8 million for the nine months ended June 30, 2016, compared to cash provided by operating activities of $18.6 million during the same period in Fiscal 2015. This increase was primarily due to favorable improvements in accounts receivable, and the timing of project milestone billings, continued focus on inventory reduction and timing of cash payments on accrued liabilities in the nine months ended June 30, 2016, compared to the same period in the prior year.  Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers, and is favorably impacted during a down cycle as project milestones are billed and collected as projects are completed.

Investing Activities

Purchases of property, plant and equipment during the nine months ended June 30, 2016 totaled $2.0 million compared to $34.2 million during the same period in Fiscal 2015.  This decrease in Fiscal 2016 was due to the completion of the expansion of our Canadian facilities in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $14.0 million for the nine months ended June 30, 2016 and $22.8 million during the same period in Fiscal 2015.  This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.

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

Outlook

The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements.  Projects typically take a number of months to produce, and schedules may change during the course of any particular project.

A significant portion of our revenues have historically been from the oil and gas markets.  Unfavorable long-term commodity price levels can cause oil and gas companies to change their strategies or delay or cancel projects.  Due to the precipitous decline in oil and gas prices since late 2014, many of our customers have reduced their capital budgets and cut costs, and in certain instances have deferred or cancelled projects that we were pursuing.  We believe that sustained lower oil and gas prices from a continued global supply/demand imbalance will continue to negatively impact future orders due to reduced capital spending by our customers.  The reduction in available projects, across the markets we serve, has increased market price pressures during this downward market cycle. This reduction in new business opportunities and increased market price pressures will negatively impact our backlog, revenues, operating results and cash flows from operations which could potentially result in impairment losses if the current downward market cycle continues for an extended period of time.

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

We believe that our strong working capital position, cash available, relatively low debt position and borrowing capacity under our existing credit facilities should be sufficient to finance future operating activities, research and development initiatives, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2016, our realized foreign exchange gains were $0.6 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $21.7 million as of June 30, 2016, a decrease of $0.7 million compared to September 30, 2015.  This improvement was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.  During the third quarter of Fiscal 2016, the U.S. Dollar improved relative to these foreign currencies and as a result our accumulated other comprehensive losses increased.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 3, 2016	By:	/s/ Thomas W. Powell
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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