Form 10-K
period 2016-09-30
POWELL INDUSTRIES INC
filed 2016-12-07
CIK 80420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $339 million as of March 31, 2016, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more are considered to be “affiliates.”

At December 2, 2016, there were 11,411,638 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive Proxy Statement for the 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016, are incorporated by reference into Part III of this Form 10-K.

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

The forward-looking statements contained in this Annual Report are based on current assumptions that we will continue to develop, market, manufacture and ship products and provide services on a competitive and timely basis; that economic and competitive conditions in our markets will not change in a materially adverse way; that we will accurately identify and meet customer needs for products and services; that we will be able to hire and retain skilled laborers and key employees; that our products and capabilities will remain competitive; that the financial markets and banking systems will remain stable and availability of credit will continue; that risks related to shifts in customer demand are minimized and that there will be no material adverse change in the operations or business of the Company. Assumptions relating to these factors involve judgments that are based on available information, which may not be complete, and are subject to changes in many factors beyond the Company’s control that can materially affect results. Because of these and other factors that affect our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We develop design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.

References to Fiscal 2016, Fiscal 2015 and Fiscal 2014 used throughout this Annual Report relate to our fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Revenues from customers located in the United States of America (U.S.) accounted for approximately 72%, 72% and 56% of our consolidated revenues for Fiscal 2016, 2015 and 2014, respectively. Revenues from customers located in Canada accounted for approximately 14%, 15% and 21% of consolidated revenues for Fiscal 2016, 2015 and 2014, respectively. Approximately 61% of our long-lived assets were located in the U.S. at September 30, 2016, with 36% of long-lived assets located in Canada and 3% of long-lived assets located in the United Kingdom (U.K.).  Detailed geographic information is included in Note L of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn).  We have presented the results of these operations as income from discontinued operations, net of tax, in the accompanying consolidated statements of operations. Additionally, all current and historical financial information presented in this Annual Report excludes the financial information for Transdyn or presents it as discontinued operations where applicable. For more information about this disposition, see Note N of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Due to the nature and timing of large projects, a significant percentage of revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer which would be material to that facility.  No customer accounted for more than 10% of our revenues in Fiscal 2016, Fiscal 2015 or Fiscal 2014.

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

We believe our products and services, integration capabilities, technical and project management strengths, application engineering expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market and with smaller, regional competitors that typically have limited capabilities and scope of supply. Our principal competitors include ABB, Eaton, General Electric Company, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with which we also have long and established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.

Backlog

Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Our backlog at September 30, 2016 totaled $291.4 million compared to $441.4 million at September 30, 2015. We anticipate that approximately $228 million of Fiscal 2016 ending backlog will be fulfilled during our fiscal year ending September 30, 2017. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.

Raw Materials and Suppliers

The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 47% and 46% of revenues in Fiscal 2016 and Fiscal 2015, respectively.  Unanticipated changes in material requirements, disruptions in supplies or price increases could impact production costs and affect our consolidated results of operations.

Our supply base for certain key components and raw materials is limited.  Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years.

Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2016, 2015 or 2014.

Employees

At September 30, 2016, we had 2,323 full-time employees located primarily in the United States, Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

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

Oil and gas prices have declined from 2014 levels and are expected to remain unpredictable. This decline in oil and gas prices has had a negative effect on our markets and led to the reduction of projects available and thus reduced our backlog of projects.  These unfavorable commodity prices have caused oil and gas companies to change their strategies, delay and/or cancel projects.  The price for oil and gas can be influenced by many factors, including global economic growth, inventory levels and supply and demand for these commodities.  These factors could cause oil and gas prices to remain depressed or decrease further, which could result in a continued decrease in customer projects that could adversely impact our operations.  Continued periods of reduced oil and gas prices could negatively impact our consolidated results of operations, cash flows and financial position and would likely result in operating losses and could result in impairment losses on our long-lived assets.

Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Additionally, the loss of significant volume from one particular customer at one of our facilities could materially impact that facility. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services, could materially impact our business, financial condition, cash flows and results of operations and could potentially impact the trading price of our common stock.

Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.

Our stock price could fluctuate or decline from quarter to quarter due to a variety of factors including, but not limited to, the timing and cancellation of projects, changes in our estimated costs to complete projects, or failure of our operating results to meet the expectations of securities analysts or investors which could reduce investor confidence. Additionally, we are required to assess and report on our internal controls each year.  Findings of inadequate or failed internal controls could reduce investor confidence in the reliability of our financial information.  These factors could adversely affect our operating results and the trading price of our common stock could decline significantly.

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

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized as work is performed and costs are incurred. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to costs and revenues could have a significant impact on our operating results for any fiscal quarter or year.

The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.

Most of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could subject us to penalty provisions, liquidated damages or claims against our outstanding letters of credit or performance bonds.  In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct.  Each individual contract defines the conditions under which the customer may make a claim against us. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have a significant impact on our operating results for any fiscal quarter or year.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

Our material costs represented 47% of our consolidated revenues for Fiscal 2016. Unanticipated increases in raw material requirements, changes in supplier availability or price increases could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms.  Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations.  The time and effort associated with the selection and qualification of a new supplier and changes in our design to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products.  This could put us at risk if the relationships change or become adversarial.

Our industry is highly competitive.

Some of our competitors are significantly larger and have substantially greater resources around the world such as engineering, manufacturing and marketing resources. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively could adversely affect future sales and have a material impact on our business model, financial position and our consolidated results of operations.

Our operations could be adversely impacted by the effects of government regulations, including regulations related to conflict minerals.

Changes in policy, laws or regulations, including oil and gas exploration and development activities and decisions by customers and other industry participants could reduce demand for our products and services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and our efforts to prevent the use of such minerals. We may incur significant costs associated with the compliance with SEC reporting and due diligence requirements.  In our industry, conflict minerals are most commonly found in metals. As there may be only a limited number of suppliers offering "conflict free" metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are "conflict free.”

Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.

We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income and cash flows from operations. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our tax rate could have a material effect on our profitability.

Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

Revenues with customers located outside of the U.S., including sales from our operations in the U.K. and Canada, accounted for approximately 28% of our consolidated revenues in Fiscal 2016. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our consolidated results of operations, cash flows and financial condition could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; the pending exit of the U.K. from the European union; inflation; currency fluctuations, devaluations and conversion restrictions; governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by a number of factors, including: changes in estimates relating to revenues, costs, project scheduling; the timing and volume of work under new agreements; changes in existing customer schedules; general economic conditions; the spending patterns of customers; variations in the margins of projects performed during any particular quarter; losses experienced in our operations not otherwise covered by insurance; a change in the demand or production of our products and our services caused by severe weather conditions; a change in the mix of our customers, contracts and business; increases in design and manufacturing costs; the ability of customers to pay their invoices owed to us and disagreements with customers related to project performance on delivery. Accordingly, our operating results in any particular quarter may vary significantly and may not be indicative of future results.

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

We could be named as a defendant in future legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery from our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our consolidated results of operations, cash flows and financial condition could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Quality problems with our products could harm our reputation and erode our competitive position.

The success of our business depends upon the quality of our products and our relationships with customers.  In the event that one of our products fails to meet our customers' standards or to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products, could adversely impact our results of operations.

A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.

Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss or telecommunications failures or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, cyber-attacks and other unauthorized access; and these security breaches could result in a disruption to our operations or in legal claims or proceedings. A material network breach of our business systems could involve the theft of intellectual property, financial data, employee data, or customer data which may be used by competitors. We rely on third-party systems which could also suffer operational system failure or cyber-attacks.  Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business or results of operations.

We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption, self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, subject to deductibles, or that exceed our estimated accruals or our insurance policy limits and could adversely impact our consolidated results of operations, cash flows and financial position. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance such as, but not limited to, environmental contamination or terrorist attacks.

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

All of the products that we manufacture and sell depend upon the best available technology for success in the marketplace. The industries in which we operate are characterized by intense competition and are highly sensitive to technological innovation and customer requirements. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at a minimum hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality.  Our future success will depend, in part, on our ability to anticipate and offer products that meet changing customer specifications. Failure to successfully develop new products, or to enhance existing products, could result in the loss of existing customers to competitors, the inability to attract new business or an overall reduction in our competitive position, any of which may adversely affect our business or results of operations.

Catastrophic events could disrupt our business.

The occurrence of catastrophic events, ranging from natural disasters to health epidemics, to acts of war and terrorism, could disrupt or delay our ability to complete projects for our customers and could potentially expose us to third-party liability claims. Such events may or may not be fully covered by our various insurance policies, may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays and/or cancellations of orders for raw materials from our suppliers which could impact our project execution. These situations are outside our control and could have a significant adverse impact on our consolidated results of operations, cash flows and financial position.

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

Acquisitions involve a number of risks.

Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets that will enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to implement this strategy.  Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions pose risks to our strategy. Due diligence may not reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment.  It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing which may not be available on attractive terms, if at all. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business, consolidated results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our principal manufacturing and fabrication facilities and periodically lease smaller facilities throughout the United States, Canada and the U.K. Our facilities are generally located in areas that are readily accessible to materials and labor pools and are maintained in good condition. These facilities are expected to meet our needs for the foreseeable future.

Our principal locations as of September 30, 2016, are as follows:

Location	Description	Acres	Approximate Square Footage
Houston, TX	Corporate office and manufacturing facility	21.4	428,515
Houston, TX	Office and manufacturing facility	53.4	290,554
Houston, TX	Office, fabrication facility and yard	63.3	82,320
North Canton, OH	Office and manufacturing facility	8.0	115,200
Northlake, IL	Office and manufacturing facility	10.0	103,500
Bradford, U.K.	Office and manufacturing facility	7.9	129,200
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	330,168

In Fiscal 2015, we completed the expansion of our Acheson, Alberta, Canada facility.  The expansion cost approximately $26 million, funded by cash on hand, and increased the manufacturing capacity of that facility by approximately 144,000 square feet.

Item 3. Legal Proceedings

We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. These legal proceedings and claims may not be covered by our insurance policies or may exceed our policy limits.  Although we can give no assurances about the outcome of pending legal proceedings, claims and other disputes, we do not believe that the ultimate conclusion of these disputes could materially affect our results of operations, cash flow and financial position.

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

	High	Low
Fiscal 2015:
First Quarter	$51.33	$38.12
Second Quarter	49.93	31.54
Third Quarter	39.45	32.54
Fourth Quarter	35.44	25.60
Fiscal 2016:
First Quarter	$35.89	$25.99
Second Quarter	30.41	23.00
Third Quarter	39.47	26.22
Fourth Quarter	41.10	34.40

As of December 2, 2016, the closing price of our common stock on the NASDAQ was $43.38 per share. As of December 2, 2016, there were 405 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

In November 2013, our Board of Directors (the Board) elected to begin the payments of quarterly cash dividends.  We paid $11.8 million and $12.4 million in dividends in Fiscal 2016 and Fiscal 2015, respectively.  The Board anticipates declaring cash dividends in future quarters; however, there is no assurance as to future dividends or their amounts because they depend on future earnings, capital requirements and financial condition.

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

The following graph compares, for the period from October 1, 2011 to September 30, 2016, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; Electro Scientific Industries, Inc.; EnerSys;  Franklin Electric Co, Inc.; GrafTech International Ltd; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2011, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2016	2015	2014	2013	2012
Statement of Operations:	(In thousands, except per share data)
Revenues	$565,243	$661,858	$647,814	$640,867	$690,741
Cost of goods sold	459,038	553,597	522,340	502,375	557,938
Gross profit	106,205	108,261	125,474	138,492	132,803
Selling, general and administrative expenses	74,924	76,801	87,756	79,707	76,961
Research and development expenses	6,731	6,980	7,608	7,615	6,286
Amortization of intangible assets	352	435	779	1,659	2,599
Restructuring and separation expenses	8,441	3,397	—	3,927	—
Operating income	15,757	20,648	29,331	45,584	46,957
Gain on settlement	—	—	—	(1,709)	—
Other income	(2,029)	(2,402)	(1,522)	—	—
Interest expense (net)	(7)	59	165	167	158
Income from continuing operations before income taxes	17,793	22,991	30,688	47,126	46,799
Income tax provision (1)	2,283	13,552	11,068	7,387	18,056
Income from continuing operations	15,510	9,439	19,620	39,739	28,743
Income from discontinued operations, net of tax	—	—	9,604	2,337	914
Net income	$15,510	$9,439	$29,224	$42,076	$29,657

Earnings per share:
Continuing operations	$1.36	$0.80	$1.63	$3.32	$2.43
Discontinued operations	—	—	0.80	0.20	0.07
Basic earnings per share	$1.36	$0.80	$2.43	$3.52	$2.50

Continuing operations	$1.36	$0.79	$1.62	$3.32	$2.41
Discontinued operations	—	—	0.80	0.19	0.08
Diluted earnings per share	$1.36	$0.79	$2.42	$3.51	$2.49

(1) For an explanation of the effective tax rate for the last three fiscal years, see Note H of the Notes to Consolidated Financial
Statements included elsewhere in this Annual Report.
	Years ended September 30,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$97,720	$43,569	$103,118	$107,411	$89,669
Property, plant and equipment, net	144,977	154,594	156,896	144,495	78,489
Total assets	462,516	468,824	541,443	530,903	448,312
Long-term debt, including current maturities	2,400	2,800	3,200	3,616	4,355
Total stockholders' equity	335,317	333,262	371,097	355,226	310,103
Total liabilities and stockholders' equity	462,516	468,824	541,443	530,903	448,312
Dividends paid on common stock	11,845	12,358	11,998	—	—

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

Overview

We develop design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects that take a number of months to produce.

The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce.  Schedules may change during the course of any particular project and our operating results can therefore be impacted by factors outside of our control.  Due to the decline in oil and gas prices from 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing.

Our strategy in Canada has been to replicate our project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location.  This strategic initiative has presented challenges for our Canadian operations in prior years, resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses.  We took various actions in Canada and have seen improvements in our operational efficiencies during Fiscal 2016.  However, the depressed oil and gas market conditions will likely have a negative impact on our Canadian operations for the foreseeable future.

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

During Fiscal 2016, continued weakness in the oil and gas markets caused further declines in the number and size of projects leading to a decrease in revenues and backlog of projects.  In response to our reduced project backlog, we have taken steps to reduce our cost structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements.

On January 15, 2014, we sold our wholly-owned subsidiary Transdyn to a global provider of electronic toll collection systems, headquartered in Vienna, Austria.  The purchase price from the sale of this subsidiary totaled $16.0 million, subject to working capital adjustments. We received cash of $14.4 million and the remaining $1.6 million was placed into an escrow account and released to us in July 2015. We have presented the results of these operations as income from discontinued operations, net of tax, in the consolidated statements of operations for all periods presented.  Accordingly, we have removed Transdyn from the Results of Operations discussions below.

Results of Operations

Twelve Months Ended September 30, 2016 Compared to Twelve Months Ended September 30, 2015

Revenue and Gross Profit

Revenues decreased 15%, or $96.6 million, to $565.2 in Fiscal 2016, compared to Fiscal 2015, primarily due to the continued decrease in our project backlog as we continue to see lower demand from our customers in the oil and gas markets.  Domestic revenues decreased 15%, or $69.4 million, to $405.3 million and international revenues decreased 15%, or $27.2 million, to $159.9 million in

Fiscal 2016, compared to Fiscal 2015. These decreases are due to the overall reduction in revenues year over year primarily driven by the decline in backlog resulting from lower demand from our customers in the oil and gas markets. Revenues from commercial and industrial customers decreased 20%, or $105.4 million, to $419.1 million in Fiscal 2016, compared to Fiscal 2015, primarily from lower demand from our customers in the oil and gas markets.  Revenues from public and private utilities increased 20%, or $16.8 million, to $101.9 million in Fiscal 2016, compared to Fiscal 2015. Revenues from municipal and transit projects decreased 15%, or $8.0 million, to $44.2 million in Fiscal 2016, compared to Fiscal 2015.

Gross profit decreased 2%, or $2.1 million, to $106.2 million in Fiscal 2016, compared to Fiscal 2015.  Gross profit as a percentage of revenues increased to 19% in Fiscal 2016 compared to 16% in Fiscal 2015, primarily due to improvements in our international operations. The improvements in gross profit and gross profit as a percentage of revenues were primarily due to improved efficiencies in project execution at our Canadian operations as the implementation of our project-based integration model has been completed in Canada.  Our Canadian operations have also overcome the operational challenges and cost overruns that occurred in previous years from their expansion and relocation into our new Canadian facility. Additionally, gross profit at our United Kingdom (U.K.) operations improved due to project execution.  The increase in gross profit from our international operations was partially offset by a decline in gross profit from our domestic operations as margins were negatively impacted primarily by our reduced volume as a result of weak oil and gas market conditions and cost overruns related to a large U.S.-based transit project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2%, or $1.9 million, to $74.9 million in Fiscal 2016, compared to Fiscal 2015. Selling, general and administrative expenses, as a percentage of revenues, increased slightly to 13% in Fiscal 2016 compared to 12% in Fiscal 2015, primarily due to the reduction in revenue year over year and the reduction in personnel as a result of the restructuring efforts discussed below.

Restructuring and Separation Expenses

In Fiscal 2016, we incurred $8.4 million in separation and restructuring costs, compared to $3.4 million in Fiscal 2015.  This increase in Fiscal 2016 was primarily due to separation costs we incurred from our continued efforts to align our workforce with future production requirements, the departure of our former Chief Executive Officer in December 2015, as well as additional costs related to a leased Canadian facility that we exited in the third quarter of Fiscal 2015 and that has now been sublet through the remaining term of the lease.

Other Income

We recorded other income of $2.0 million in Fiscal 2016, compared to $2.4 million in Fiscal 2015.  The $2.0 million in Fiscal 2016 was the amortization of the deferred gain from the amended supply agreement, discussed in Note E of the Notes to Consolidated Financial Statements.  In Fiscal 2015, in addition to the amortization of the gain from the amended supply agreement, we also recorded a $0.4 million death benefit received from our company-owned life insurance policy.

Income Tax Provision

Our provision for income taxes was $2.3 million in Fiscal 2016, compared to $13.6 million in Fiscal 2015.  The effective tax rate for Fiscal 2016 was 13% compared to an effective tax rate of 59% for Fiscal 2015. The effective tax rate for Fiscal 2016 was favorably impacted by $1.4 million due to the lower statutory tax rates in the U.K. and Canada and the relative amounts of income earned in those jurisdictions, as well as the utilization of net operating loss carryforwards of $1.9 million in Canada that are fully reserved with a valuation allowance. Additionally, the effective tax rate for Fiscal 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the Research and Development Tax Credit (R&D Tax Credit) for the previously expired period from January 1, 2015 to September 30, 2015. The effective tax rate in Fiscal 2015 was above the combined U.S. federal and state statutory rate as no tax benefit was recorded against Canadian pre-tax losses due to the $9.0 million valuation allowance recorded in Fiscal 2015, partially offset by the resolution of an IRS audit and the retroactive reinstatement of the R&D Tax Credit for the second through fourth quarters of Fiscal 2014 (see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report).

Net Income

In Fiscal 2016, we recorded net income of $15.5 million, or $1.36 per diluted share, which increased from net income of $9.4 million, or $0.79 per diluted share that we recorded in Fiscal 2015.  This increase in net income was due to the reduction in income tax provision in Fiscal 2016 compared to Fiscal 2015, which was favorably impacted by the income from our Canadian and U.K. operations in Fiscal 2016 and the utilization of net operating loss carryforwards discussed above.

Backlog

Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce. The order backlog at September 30, 2016 was $291.4 million, compared to $441.4 million at September 30, 2015. New orders placed in Fiscal 2016 totaled $417.5 million, compared to $606.8 million in Fiscal 2015. This decrease in orders was primarily due to lower demand from our customers in the oil and gas markets.

Twelve Months Ended September 30, 2015 Compared to Twelve Months Ended September 30, 2014

Revenue and Gross Profit

Revenues increased 2%, or $14.0 million, to $661.9 million in Fiscal 2015, primarily due to the increase in domestic revenues. Domestic revenues increased 30%, or $109.6 million, to $474.7 million in Fiscal 2015 primarily due to our production efforts on various large petrochemical projects awarded in Fiscal 2014.  International revenues decreased 34%, or $95.6 million, to $187.2 million in Fiscal 2015 primarily due to the substantial completion of several large projects for both the Canadian market and the U.S. export projects. Revenues from commercial and industrial customers increased $50.0 million to $524.5 million in Fiscal 2015. Revenues from public and private utilities decreased $41.9 million to $85.1 million in Fiscal 2015. Revenues from municipal and transit projects increased $5.9 million to $52.2 million in Fiscal 2015.

Gross profit decreased 14%, or $17.2 million, to $108.3 million in Fiscal 2015.  Gross profit as a percentage of revenues decreased to 16% in Fiscal 2015 compared to 19% in Fiscal 2014. Our gross profit and gross profit as a percentage of revenues decreased in Fiscal 2015 compared to Fiscal 2014, primarily due to inefficiencies resulting from our production efforts and incremental costs required to maintain our customer’s schedules, as well as the overall mix of project types.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $11.0 million to $76.8 million in Fiscal 2015 compared to Fiscal 2014. Selling, general and administrative expenses, as a percentage of revenues, decreased to 12% in Fiscal 2015 compared to 14% in Fiscal 2014. These decreases were primarily due to a decrease in performance-based compensation, sales commissions, personnel and administrative costs resulting from reductions in force, reduced bad debt expense and overall cost reduction efforts.

Restructuring and Separation Expenses

In Fiscal 2015, we incurred $3.4 million in restructuring and separation costs. Of this, $2.6 million was from separation and severance costs and the remaining $0.8 million resulted from the exit of a Canadian facility lease and the write-off of associated leasehold improvements.

Other Income

We recorded other income of $2.4 million in Fiscal 2015, of which $2.0 million related to the amortization of the deferred gain from the amended supply agreement, discussed in Note E of the Notes to Consolidated Financial Statements, and $0.4 million was from a death benefit received from our company-owned life insurance policy.  We recorded other income of $1.5 million in Fiscal 2014, which was solely from the amortization of the deferred gain.

Income Tax Provision

Our provision for income taxes was $13.6 million in Fiscal 2015, compared to $11.1 million in Fiscal 2014.  The effective tax rate in Fiscal 2015 was 59% compared to an effective tax rate of 36% for Fiscal 2014.  This increase in effective tax rate in Fiscal 2015 was primarily due to the establishment of a valuation allowance against the Canadian net deferred tax assets, partially offset by the resolution of an IRS audit and the retroactive reinstatement of the Federal Research and Development Tax Credit for the second through fourth quarters of Fiscal 2014 (see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report).  The effective tax rate for Fiscal 2014 approximated the combined U.S. federal and state statutory rate as the majority of our income was attributable to the U.S.

Income from Continuing Operations

In Fiscal 2015, we recorded income from continuing operations of $9.4 million, or $0.79 per diluted share, compared to $19.6 million, or $1.62 per diluted share in Fiscal 2014. This reduction to net income was primarily due to a valuation allowance recorded against our Canadian deferred tax assets (as discussed above) and higher domestic productions costs caused by inefficiencies resulting from our production efforts and incremental costs to maintain our customers’ scheduling requirements.  These reductions to net income were partially offset by lower selling, general and administrative costs.

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

Liquidity and Capital Resources

Cash and cash equivalents increased to $97.7 million at September 30, 2016, compared to $43.6 million at September 30, 2015.  As of September 30, 2016, current assets exceeded current liabilities by 2.6 times and our total debt-to-capitalization ratio was 0.71%.

We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018.  As of September 30, 2016, there were no amounts borrowed under this line of credit. We also have a $7.6 million revolving credit facility in Canada. At September 30, 2016, there was no balance outstanding under the Canadian revolving credit facility. Total long-term debt obligations, including current maturities, totaled $2.4 million at September 30, 2016, compared to $2.8 million at September 30, 2015. Total letters of credit outstanding were $26.8 million and $21.1 million at September 30, 2016 and 2015, respectively, which reduce our availability under our U.S. credit facility. Amounts available at September 30, 2016 under the U.S. and Canadian revolving credit facilities were $48.3 million and $7.6 million, respectively. For further information regarding our debt, see Notes F and G of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Approximately $30 million of our cash at September 30, 2016 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support and expand these international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

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

Operating Activities

During Fiscal 2016, net cash provided by operating activities was $74.9 million.  During Fiscal 2015, net cash provided by operating activities was $12.9 million and in Fiscal 2014, net cash provided by operating activities was $9.1 million. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers, and is favorably impacted during a down cycle as project milestones are billed and collected as projects are completed.   During Fiscal 2016, our cash provided by operations increased over Fiscal 2015 primarily due to our ability to reduce working capital as projects were completed and payments on contracts were received.  In Fiscal 2014, we received the $10.0 million payment related to the amended supply agreement discussed in Note E of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Investing Activities

Purchases of property, plant and equipment during Fiscal 2016 totaled $3.0 million compared to $34.7 million and $16.5 million in Fiscal 2015 and 2014, respectively.  This decrease in Fiscal 2016 was due to the completion of the expansion of our Canadian facilities in Fiscal 2015.

Financing Activities

Net cash used in financing activities was $17.4 in Fiscal 2016, $34.9 in Fiscal 2015 and $12.5 million in Fiscal 2014. This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.

Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program which allowed us to repurchase up to $25 million of our outstanding stock.  The purchases were made in the open market through Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program was funded from cash on hand and cash provided by operating activities.  The Repurchase Program expired on December 31, 2015.  As of December 31, 2015, we had purchased 806,018 shares at an aggregate cost of $25 million under the Repurchase Program. The average purchase price per share from inception of the program until its expiration was $31.02.

Contractual and Other Obligations

At September 30, 2016, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2016,
Payments Due by Period:
	Long-Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$420	$2,495	$2,915
1 to 3 years	829	2,657	3,486
3 to 5 years	812	2,840	3,652
More than 5 years	400	2,485	2,885
Total long-term contractual obligations	$2,461	$10,477	$12,938

As of September 30, 2016, the total unrecognized tax benefit related to uncertain tax positions was $1.0 million. We estimate that none of this will be paid within the next 12 months.  However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 65% due to the expiration of certain statutes of limitations or resolution of tax audits.  We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

Other Commercial Commitments

We are contingently liable for secured and unsecured letters of credit of $30.8 million as of September 30, 2016, of which $26.8 million reduces our borrowing capacity.

The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2016, Payments Due by Period:	Letters of Credit
Less than 1 year	$11,417
1 to 3 years	18,362
More than 3 years	986
Total long-term commercial obligations	$30,765

We also had performance and maintenance bonds totaling $233.6 million that were outstanding at September 30, 2016. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.

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

A significant portion of our revenues have historically been from the oil and gas markets.  Unfavorable long-term oil and gas commodity price levels have caused, and may continue to cause, our customers to change their strategies or delay or cancel planned projects.  We believe that sustained lower oil and gas prices from a continued global supply/demand imbalance will continue to negatively impact future orders due to reduced capital spending by our customers.  The reduction in available projects, across the markets we serve, has increased market price pressures during this downward market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and will continue to negatively impact, our backlog, revenues and operating results.  It is difficult to predict how long the current depressed market cycle will continue.

Our operating results have been, and may continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and may continue to have, a negative impact on the timing of project execution.  Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs.  In 2016, in response to the continued adverse effects of the materially lower oil and gas commodity prices on our results of operations, we took steps to reduce our costs structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements.  However, these efforts may not be sufficient to avoid operating losses in the near-term.

We believe that our strong working capital position, cash available, low debt position and borrowing capacity under our existing credit facilities should be sufficient to finance future operating activities, research and development initiatives, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if recording an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Accruals for Contingent Liabilities

From time to time, contingencies such as insurance-related claims, liquidated damages and legal claims arise in the normal course of business. Pursuant to applicable accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluate whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

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

Accounting for Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.  Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019.  The standard permits the use of either the full retrospective or modified retrospective transition method; therefore, we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020.  We are currently evaluating the impact of our pending adoption of the new standard, but do not expect it to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued new guidance on stock-based compensation, which includes amendments to existing guidance for employee share-based payment accounting. The amendments require the recognition in the income statement of the income tax effects of vested or settled awards. The amendments also allow for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the amendments allow for a policy election to account for forfeitures as they occur rather than on an estimated basis. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  This would be our fiscal year ending September 30, 2018.  Early adoption is permitted in any interim or annual period.  We will early adopt in Fiscal 2017, but it will not have a material impact on our consolidated financial position or results of operations.

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

Foreign Currency Transaction Risk

We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars.  Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies.  For Fiscal 2016, our realized foreign exchange gains were $0.8 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $23.8 million as of September 30, 2016, a slight increase from $22.4 million at September 30, 2015.  This improvement was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.  During Fiscal 2016, the U.S. Dollar improved relative to these foreign currencies and, as a result, our accumulated other comprehensive losses increased.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

December 7, 2016

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$97,720	$43,569
Accounts receivable, less allowance for doubtful accounts of $811 and $746	101,048	101,784
Costs and estimated earnings in excess of billings on uncompleted contracts	66,106	104,793
Inventories	26,521	32,891
Income taxes receivable	1,713	1,232
Deferred income taxes	4,006	3,910
Prepaid expenses	4,569	5,004
Other current assets	2,457	3,916
Total Current Assets	304,140	297,099
Property, plant and equipment, net	144,977	154,594
Goodwill and intangible assets, net	2,059	2,393
Other assets	11,340	10,117
Deferred income taxes	—	2,288
Long-term receivable (Note E)	—	2,333
Total Assets	$462,516	$468,824
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Income taxes payable	1,459	784
Accounts payable	34,985	48,008
Accrued salaries, bonuses and commissions	22,550	19,223
Billings in excess of costs and estimated earnings on uncompleted contracts	43,974	42,057
Accrued product warranty	4,639	4,930
Other accrued expenses	8,212	7,521
Deferred credit ─ short term (Note E)	2,029	2,029
Total Current Liabilities	118,248	124,952
Long-term debt, net of current maturities	2,000	2,400
Deferred compensation	4,840	4,950
Deferred income taxes	138	—
Other long-term liabilities	1,466	723
Deferred credit ─ long term (Note E)	507	2,537
Total Liabilities	127,199	135,562
Commitments and Contingencies (Note G)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,199,511 and 12,031,243 shares issued, respectively	122	121
Additional paid-in capital	52,003	48,507
Retained earnings	331,959	328,294
Treasury stock, 806,018 and 670,181 shares at cost	(24,999)	(21,259)
Accumulated other comprehensive loss	(23,768)	(22,401)
Total Stockholders' Equity	335,317	333,262
Total Liabilities and Stockholders' Equity	$462,516	$468,824

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2016	2015	2014

Revenues	$565,243	$661,858	$647,814
Cost of goods sold	459,038	553,597	522,340
Gross profit	106,205	108,261	125,474

Selling, general and administrative expenses	74,924	76,801	87,756
Research and development expenses	6,731	6,980	7,608
Amortization of intangible assets	352	435	779
Restructuring and separation expenses	8,441	3,397	—
Operating income	15,757	20,648	29,331

Other income (See Note E)	(2,029)	(2,402)	(1,522)
Interest expense	149	145	178
Interest income	(156)	(86)	(13)
Income from continuing operations before income taxes	17,793	22,991	30,688

Income tax provision	2,283	13,552	11,068

Income from continuing operations	15,510	9,439	19,620

Income from discontinued operations, net of tax (Note N)	—	—	9,604

Net income	$15,510	$9,439	$29,224

Earnings per share:
Continuing operations	$1.36	$0.80	$1.63
Discontinued operations	—	—	0.80
Basic earnings per share	$1.36	$0.80	$2.43

Continuing operations	$1.36	$0.79	$1.62
Discontinued operations	—	—	0.80
Diluted earnings per share	$1.36	$0.79	$2.42

Weighted average shares:
Basic	11,400	11,869	12,003
Diluted	11,431	11,908	12,058

Dividends per share	$1.04	$1.04	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2016	2015	2014

Net income	$15,510	$9,439	$29,224
Foreign currency translation adjustments	(928)	(16,104)	(4,447)
Postretirement benefit adjustment, net of tax	(439)	206	17
Comprehensive income (loss)	$14,143	$(6,459)	$24,794

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Total
Balance, September 30, 2013	11,971	$119	$43,193	$313,987	—	$—	$(2,073)	$355,226
Net income	—	—	—	29,224	—	—	—	29,224
Foreign currency translation adjustments	—	—	—	—	—	—	(4,447)	(4,447)
Stock-based compensation	44	—	3,385	—	—	—	—	3,385
Excess tax benefit from share-based compensation	—	—	407	—	—	—	—	407
Shares withheld in lieu of employee tax withholding	—	—	(718)	—	—	—	—	(718)
Issuance of restricted stock	16	1	—	—	—	—	—	1
Retirement of stock	—	—	—	(11,998)	—	—	—	(11,998)
Postretirement benefit adjustment, net of tax of $9	—	—	—	—	—	—	17	17
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	—	$—	$(6,503)	$371,097
Net income	—	—	—	9,439	—	—	—	9,439
Foreign currency translation adjustments	—	—	—	—	—	—	(16,104)	(16,104)
Stock-based compensation	53	—	3,171	—	—	—	—	3,171
Excess tax benefit from share-based compensation	—	—	(191)	—	—	—	—	(191)
Shares withheld in lieu of employee tax withholding	—	—	(740)	—	—	—	—	(740)
Issuance of restricted stock	16	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(670)	(21,259)	—	(21,259)
Dividends paid	—	—	—	(12,358)	—	—	—	(12,358)
Postretirement benefit adjustment, net of tax of $123	—	—	—	—	—	—	206	206
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net income	—	—	—	15,510	—	—	—	15,510
Foreign currency translation adjustments	—	—	—	—	—	—	(928)	(928)
Stock-based compensation	81	—	4,883	—	—	—	—	4,883
Excess tax benefit from share-based compensation	—	—	(387)	—	—	—	—	(387)
Shares withheld in lieu of employee tax withholding	—	—	(1,000)	—	—	—	—	(1,000)
Issuance of restricted stock	18	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(11,845)	—	—	—	(11,845)
Postretirement benefit adjustment, net of tax of $(237)	—	—	—	—	—	—	(439)	(439)
Balance, September 30, 2016	12,199	$122	$52,003	$331,959	(806)	$(24,999)	$(23,768)	$335,317

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2016	2015	2014

Operating Activities:
Net income	$15,510	$9,439	$29,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,979	13,120	11,386
Amortization	352	435	779
Gain on sale of discontinued operations, net of tax	—	—	(8,563)
Stock-based compensation	4,883	3,171	3,385
Excess tax benefit from stock-based compensation	387	191	(407)
Bad debt expense/(recovery)	187	(29)	1,074
Deferred income tax expense (benefit)	2,330	10,521	(3,212)
Gain on amended supply agreement	(2,029)	(2,029)	(1,522)
Cash received from amended supply agreement	2,333	2,333	10,000
Changes in operating assets and liabilities:
Accounts receivable, net	369	391	1,959
Costs and billings in excess of estimates on uncompleted contracts	39,612	(17,430)	(17,089)
Inventories	6,159	(572)	(3,959)
Prepaid expenses and other current assets	1,342	2,656	(1,101)
Accounts payable and income taxes payable	(12,334)	(5,073)	1,002
Accrued liabilities	3,927	(3,373)	(4,997)
Other, net	(1,101)	(833)	1,524
Net assets held for sale	—	—	(10,355)
Net cash provided by operating activities	74,906	12,918	9,128
Investing Activities:
Proceeds from sale of property, plant and equipment	187	112	118
Proceeds from sale of Transdyn	—	—	14,819
Purchases of property, plant and equipment	(3,044)	(34,719)	(16,495)
Net cash used in investing activities	(2,857)	(34,607)	(1,558)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Excess tax benefit from stock-based compensation	(387)	(191)	407
Shares withheld in lieu of employee tax withholding	(1,000)	(740)	(499)
Purchase of treasury shares	(3,740)	(21,259)	—
Dividends paid	(11,845)	(12,358)	(11,998)
Payments on short-term and other financing	—	—	(16)
Net cash used in financing activities	(17,372)	(34,948)	(12,506)
Net increase (decrease) in cash and cash equivalents	54,677	(56,637)	(4,936)
Effect of exchange rate changes on cash and cash equivalents	(526)	(2,912)	643
Cash and cash equivalents, beginning of period	43,569	103,118	107,411
Cash and cash equivalents, end of period	$97,720	$43,569	$103,118

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

References to Fiscal 2016, Fiscal 2015 and Fiscal 2014 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2016, 2015 and 2014, respectively.

In January 2014, we sold our wholly owned subsidiary Transdyn Inc. (Transdyn), which was reported in our Process Controls business segment.  We have presented the results of these operations as income from discontinued operations, net of tax, in the Fiscal 2014 consolidated statement of operations. All current and historical financial information presented exclude the financial information for Transdyn or presents it as discontinued operations where applicable.  For more information about this disposition, see Note N.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2016	2015	2014
Cash paid (received) during the period for:
Interest, net of interest income	$4	$70	$149
Income taxes, net of refunds	(352)	2,298	18,889
Non-cash capital expenditures	221	147	13,527

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

Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. At September 30, 2016 and 2015, accounts receivable included retention amounts of $2.7 million and $5.4 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. All of the retained amount at September 30, 2016, is expected to be collected in the next fiscal year.

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

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if recording an impairment of such asset is necessary. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in income (loss) from operations in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our property, plant and equipment and periodically review these estimates to determine whether these lives are appropriate.

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

Intangible Assets

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. Intangible assets with determinable lives are reviewed for impairment in a similar method as property, plant and equipment as discussed above.  For additional information regarding our intangible assets, see Note E herein.

Income Taxes

We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.  Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences.  Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance.  We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

Research and Development Expense

Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred.  Such amounts were $6.7 million, $7.0 million and $7.6 million in Fiscal 2016, 2015 and 2014, respectively.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

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

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance.  This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019.  The standard permits the use of either the full retrospective or modified retrospective transition method; therefore, we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020.  We are currently evaluating the impact of our pending adoption of the new standard, but do not expect it to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued new guidance on stock-based compensation, which includes amendments to existing guidance for employee share-based payment accounting. The amendments require the recognition in the income statement of the income tax effects of vested or settled awards. The amendments also allow for the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis. In addition, the amendments allow for a policy election to account for forfeitures as they occur rather than on an estimated basis. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  This would be our fiscal year ending September 30, 2018.  Early adoption is permitted in any interim or annual period.  We will early adopt in Fiscal 2017, but it will not have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2016, 2015 and 2014 (in thousands, except per share data):

	Year Ended September 30,
	2016	2015	2014
Numerator:
Income from continuing operations	$15,510	$9,439	$19,620
Income from discontinued operations	—	—	9,604
Net income	$15,510	$9,439	$29,224
Denominator:
Weighted average basic shares	11,400	11,869	12,003
Dilutive effect of restricted stock units	31	39	55
Weighted average diluted shares with assumed conversions	11,431	11,908	12,058
Net earnings per share:
Continuing operations	$1.36	$0.80	$1.63
Discontinued operations	—	—	0.80
Basic earnings per share	$1.36	$0.80	$2.43

Continuing operations	$1.36	$0.79	$1.62
Discontinued operations	—	—	0.80
Diluted earnings per share	$1.36	$0.79	$2.42

D. Detail of Selected Balance Sheet Accounts

Allowance for Doubtful Accounts

Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2016	2015
Balance at beginning of period	$746	$1,577
Bad debt expense (recovery)	187	(29)
Uncollectible accounts written off, net of recoveries	(120)	(749)
Change due to foreign currency translation	(2)	(53)
Balance at end of period	$811	$746

Inventories

The components of inventories are summarized below (in thousands):

	September 30,
	2016	2015
Raw materials, parts and subassemblies	$29,639	$36,575
Work-in-progress	996	1,084
Provision for excess and obsolete inventory	(4,114)	(4,768)
Total inventories	$26,521	$32,891

Cost and Estimated Earnings on Uncompleted Contracts

The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2016	2015
Costs incurred on uncompleted contracts	$1,088,921	$912,237
Estimated earnings	350,125	271,640
	1,439,046	1,183,877
Less: Billings to date	(1,416,914)	(1,121,141)
Net underbilled position	$22,132	$62,736

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$66,106	$104,793
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(43,974)	(42,057)
Net underbilled position	$22,132	$62,736

Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2016	2015	Asset Lives
Land	$22,107	$22,380	—
Buildings and improvements	119,512	120,983	3 - 39 Years
Machinery and equipment	103,268	100,306	3 - 15 Years
Furniture and fixtures	3,806	3,564	3 - 10 Years
Construction in process	1,009	1,013	—
	$249,702	$248,246
Less: Accumulated depreciation	(104,725)	(93,652)
Total property, plant and equipment, net	$144,977	$154,594

There were no assets under capital lease as of September 30, 2016 or September 30, 2015.  Depreciation expense from continuing operations, including the depreciation of capital leases when applicable, was $13.0 million, $13.1 million and $11.4 million for fiscal years 2016, 2015, and 2014, respectively.

Warranty Accrual

Activity in our warranty accrual consisted of the following (in thousands):

	September 30,
	2016	2015
Balance at beginning of period	$4,930	$4,557
Increase to warranty expense	4,249	3,364
Deduction for warranty charges	(4,464)	(2,738)
Change due to foreign currency translation	(76)	(253)
Balance at end of period	$4,639	$4,930

E. Goodwill and Intangible Assets

Our intangible assets consist of goodwill, which is not being amortized and purchased technology, which is amortized over 6 to 7 years. We evaluate goodwill and intangible assets for impairment annually, or immediately if qualitative conditions indicate that an impairment could exist. No impairment expense has been recorded for the last three fiscal years.

Intangible assets balances, subject to amortization, at September 30, 2016 and 2015 consisted of the following (in thousands):

	September 30, 2016			September 30, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Purchased technology	$11,749	$(10,693)	$1,056	$11,749	$(10,359)	$1,390

Amortization of intangible assets recorded for the years ended September 30, 2016, 2015 and 2014, was $0.4 million, $0.4 million and $0.8 million, respectively.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ending September 30,	Total
2017	$352
2018	352
2019	352
2020	―
2021	―

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, subject to certain conditions.  As of September 30, 2016, the remaining balance of $2.3 million is classified as other current assets.  We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $2.0 million for both the years ended September 30, 2016 and 2015.

F. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,
	2016	2015
Industrial development revenue bonds	$2,400	$2,800
Less: current portion	(400)	(400)
Total long-term debt	$2,000	$2,400

The annual maturities of long-term debt as of September 30, 2016, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2017	$400
2018	400
2019	400
2020	400
2021	400
Thereafter	400
Total long-term debt maturities	$2,400

U.S. Revolver

We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.

The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $26.8 million for our outstanding letters of credit at September 30, 2016.

There were no borrowings outstanding under the U.S. Revolver as of September 30, 2016. Amounts available under the U.S. Revolver were $48.2 million at September 30, 2016. The U.S. Revolver expires on December 31, 2018.

The U.S. Revolver contains certain restrictive and maintenance-type covenants, such as restrictions on the amount of capital expenditures allowed. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements.

The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. As of September 30, 2016, we were in compliance with all of the financial covenants of the U.S. Revolver.

Canadian Revolver

We have a $7.6 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit at September 30, 2016.  The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver expires on March 31, 2018.

There were no borrowings outstanding under the Canadian Revolver as of September 30, 2016 and amounts available under the Canadian Revolver were $7.6 million at September 30, 2016.

The principal financial covenants are consistent with those described in our U.S. Revolver. The Canadian Revolver contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada Inc. in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.

The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of September 30, 2016, we were in compliance with all of the financial covenants of the Canadian Revolver.

Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2016. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.02% as of September 30, 2016.

G. Commitments and Contingencies

Long-Term Debt

See Note F herein for a discussion of our long-term debt.

Leases

We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023.

At September 30, 2016, the minimum annual rental commitments under leases having terms in excess of one year were as follows (in thousands):

Years Ending September 30,	Operating Leases
2017	$2,495
2018	1,491
2019	1,167
2020	1,470
2021	1,370
Thereafter	2,485
Total lease commitments	$10,478

Lease expense for all operating leases was $3.5 million, $4.0 million and $3.9 million for Fiscal 2016, 2015 and 2014, respectively. In Fiscal 2015, we exited one of our previously occupied leased facilities in Acheson, Alberta, Canada.  The lease does not expire until October 2019; however, we have sublet that facility through the remaining term of the lease.  In Fiscal 2014, we also exited one of our previously occupied leased facilities in Edmonton, Alberta, Canada.  This lease does not expire until July 2023; however, we have sublet that facility through July 2019.

Letters of Credit and Bonds

Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $26.8 million as of September 30, 2016. We also had performance and maintenance bonds totaling $233.6 million that were outstanding, with additional bonding capacity of $516.4 million available, at September 30, 2016.

We have a $9.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2016, we had outstanding guarantees totaling $4.1 million under this Facility Agreement and amounts available under this Facility Agreement were $5.0 million.  This facility expired in November 2016. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2016, we were in compliance with all of the financial covenants of the Facility Agreement.

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

Liquidated Damages

Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages.  Each individual contract defines the conditions under which the customer may make a claim against us.  As of September 30, 2016, our exposure to possible liquidated damages is $2.5 million, of which approximately $1.5 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.5 million has been recorded as a reduction to revenue.  We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage.  Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$(1,395)	$2,638	$12,184
State	449	699	2,226
Foreign	899	(306)	(130)
	(47)	3,031	14,280
Deferred:
Federal	1,923	3,296	(1,798)
State	47	420	(311)
Foreign	360	6,805	(1,103)
	2,330	10,521	(3,212)
Total income tax provision	$2,283	$13,552	$11,068

Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
U.S.	$5,087	$33,549	$35,131
Other than U.S.	12,706	(10,558)	(4,443)
Income before income taxes	$17,793	$22,991	$30,688

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2016	2015	2014
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	3	3
Research and development credit	(8)	(21)	—
Foreign rate differential	(8)	4	1
Domestic production activities deduction	—	(3)	(3)
Foreign valuation allowance	(11)	43	—
Other	3	(2)	—
Effective rate	13%	59%	36%

Our provision for income taxes reflects an effective tax rate on pre-tax earnings of 13% in Fiscal 2016 compared to 59% and 36% in Fiscal 2015 and 2014, respectively. The effective tax rate for Fiscal 2016 was favorably impacted by the statutory tax rates in the United Kingdom (U.K.) and Canada and the relative amounts of income earned in those jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance.  Additionally, the effective tax rate for Fiscal 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the Research and Development Tax Credit (R&D Tax Credit) for the previously expired period from

January 1, 2015 to September 30, 2015. On December 18, 2015, the “Protecting Americans from Tax Hikes Act of 2015” was enacted which retroactively reinstated and made permanent the R&D Tax Credit. The effective tax rate for Fiscal 2015 was adversely impacted by the establishment of a valuation allowance against our Canadian deferred tax assets during the second quarter of Fiscal 2015. This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We also recorded a $0.6 million discrete item in Fiscal 2015 that was also related to the retroactive reinstatement of the R&D Tax Credit referred to above.  The effective tax rate for Fiscal 2014 approximated the combined U.S. federal and state statutory rate.

We have not recorded deferred income taxes on $21.5 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2011 – 2015, United Kingdom 2014 – 2015 and the United States 2013 and 2015.

The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2016	2015
Current deferred income taxes:
Gross assets	$4,384	$3,910
Gross liabilities	(378)	—
Net current deferred income tax asset	4,006	3,910
Noncurrent deferred income taxes:
Gross assets	16,170	5,005
Gross liabilities	(16,308)	(2,717)
Net noncurrent deferred income tax asset (liability)	(138)	2,288
Net deferred income tax asset	$3,868	$6,198

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2016	2015
Deferred Tax Assets:
Net operating loss	$10,453	$9,877
Uniform capitalization and inventory	1,596	1,895
Deferred compensation	1,853	1,848
Stock-based compensation	760	993
Reserve for accrued employee benefits	1,679	1,482
Warranty accrual	1,388	915
Goodwill	345	398
Postretirement benefits liability	503	—
Allowance for doubtful accounts	220	166
Accrued legal	294	60
Credit carryforwards	1,292	1,329
Other	171	8
Deferred tax assets	20,554	18,971
Deferred Tax Liabilities:
Depreciation and amortization	(8,247)	(2,705)
Other	—	(12)
Deferred tax liabilities	(8,247)	(2,717)

Less: valuation allowance	(8,439)	(10,056)
Net deferred tax asset	$3,868	$6,198

At September 30, 2016, we had $39 million of gross foreign net operating loss carryforwards, the majority of which are subject to a

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

A rollforward of the valuation allowance for the past three years is summarized below:

Balance at September 30, 2013	$135
Charged to cost and expenses	80
Charged to other accounts	688
Balance at September 30, 2014	$903
Charged to cost and expenses	10,048
Charged to other accounts	(895)
Balance at September 30, 2015	$10,056
Charged to cost and expenses	(1,934)
Charged to other accounts	317
Balance at September 30, 2016	$8,439

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Balance at beginning of period	$784	$4,026	$3,845
Increases related to tax positions taken during the current period	293	954	225
Increases related to tax positions taken during a prior period	―	2	14
Decreases related to expiration of statute of limitations	(31)	(49)	(58)
Decreases related to settlement with taxing authorities	―	(4,149)	—
Balance at end of period	$1,046	$784	$4,026

Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2016 was not material.

During Fiscal 2013, prior year U.S. federal income tax returns were amended to reflect increased R&D Credits and unrecognized tax benefits related to these refund claims were recorded. These amended returns, along with the refund claims, were subject to an Internal Revenue Service audit which was closed during the second quarter of Fiscal 2015 resulting in a $4.1 million tax benefit.  Due to the expiration of certain federal statutes of limitations, management believes that, within the next 12 months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately 32%.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is uncertain, we believe it is probable that our unrecognized tax benefits could decrease by approximately 33% in the next 12 months due to an audit resolution.

I. Employee Benefit Plans

Retirement Plans

We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $3.9 million, $5.9 million and $5.3 million in Fiscal 2016, 2015 and 2014, respectively.

Deferred Compensation

We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants.  The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.1 million related to this plan in Fiscal 2016. Total assets held by the trustee and deferred compensation liabilities were $5.8 million and $4.4 million, respectively, at September 30, 2016.

Certain former executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.4 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in corporate-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $4.6 million at September 30, 2016.

Retiree Medical Plan

We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.  The unfunded liability was $1.4 million and $0.7 million as of September 30, 2016 and 2015, respectively, and our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

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

In accordance with the 2014 Plan, the compensation committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates.  Typically, these grants vest over a three-year period from their date of issuance.  In February 2016, the Board of Directors voted to modify future RSU awards.  The modification provides that sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2016, there were 159,988 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

Total RSU activity (number of shares) for the past three years is summarized below:

	Number of	Weighted
	Restricted	Average
	Stock	Fair Value
	Units	Per Share
Outstanding at September 30, 2013	81,555	$38.66
Granted	57,200	66.15
Vested	(29,832)	44.88
Forfeited	(2,078)	56.34
Outstanding at September 30, 2014	106,845	$51.30
Granted	89,500	41.75
Vested	(55,431)	45.23
Forfeited	(7,408)	43.82
Outstanding at September 30, 2015	133,506	$47.83
Granted	168,800	31.64
Vested(1)	(116,568)	33.10
Forfeited	(25,750)	50.28
Outstanding at September 30, 2016	159,988	$43.12

(1)	Includes the accelerated vesting of 84,043 shares previously issued to our former Chief Executive Officer and other senior managers as part of their separation packages, see Note M.

We have reserved 750,000 shares of common stock for issuance under the 2014 Plan.  In Fiscal 2016, 63,628 shares were issued under the 2014 Plan and the total number of shares of common stock left available was 664,911 shares.

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

In February 2016, we issued 16,000 shares of restricted stock to our non-employee directors at a price of $25.63 per share and in April 2016, we also issued 1,000 shares of restricted stock to a non-employee director at a price of $29.38 per share under the 2014 Director Plan. In February 2015, we issued 16,000 restricted shares at a price of $33.37 per share and in September 2015, we issued 1,400 restricted shares at a price of $29.48 per share under the 2014 Director Plan. The total number of shares of common stock available for future awards under the 2014 Director plan was 101,600 shares as of September 30, 2016.

At September 30, 2016 and 2015, there were 26,800 shares and 26,200 shares of unvested restricted stock outstanding. Total compensation expense related to restricted stock grants under all plans was $0.7 million, $1.3 million and $1.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. Total compensation expense related to RSU’s under all plans was $4.2 million, $1.9 million and $2.1 million for the years ended September 30, 2016, 2015 and 2014, respectively.

We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital.  As of September 30, 2016 and 2015, amounts not yet recognized related to non-vested stock totaled $2.1 million and $1.9 million, respectively. As of September 30, 2016, the total weighted average remaining contractual life of our restricted stock and RSU’s is 0.82 years and 1.83 years, respectively.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Cash equivalents	$435	$—	$—	$435
Deferred compensation	1,643	4,130	—	5,773
Liabilities:
Deferred compensation	—	4,449	—	4,449

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

Industrial Development Revenue Bonds – The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds. The carrying value of our long-term debt at September 30, 2016, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels with the fair value measurement hierarchy during Fiscal 2016.

L. Geographic Information

Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2016	2015	2014
United States	$405,298	$474,038	$365,085
Canada	77,252	101,191	137,684
Middle East and Africa	40,294	40,557	84,330
Europe	26,200	23,567	34,920
Far East	7,895	12,026	15,127
Mexico, Central and South America	8,304	10,479	10,668
Total revenues	$565,243	$661,858	$647,814

	September 30,
	2016	2015
Long-lived assets:
United States	$88,304	$95,694
Canada	52,292	53,879
United Kingdom	4,381	5,021
Total	$144,977	$154,594

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets.

M. Restructuring and Separation Costs

In response to challenging conditions primarily in the oil and gas markets, we have taken various actions during Fiscal 2016 to continue to align our workforce with future production requirements.  In Fiscal 2016, we incurred approximately $7.9 million of separation costs, of which $3.8 million were separation costs related to the departure of our former Chief Executive Officer in December 2015.  Additionally in Fiscal 2016, we incurred approximately $0.5 million of restructuring costs related to a Canadian facility that we leased and exited in the third quarter of Fiscal 2015.  Of the $7.9 million in separation costs recorded in Fiscal 2016, $6.8 million has been paid and the remaining $1.1 million will be paid over the next fiscal year.

In Fiscal 2015, we incurred $3.4 million of restructuring and separation costs.  Of this, $2.6 million were separation and severance costs associated with headcount reductions in Canada and certain U.S. operations, as well as the departure of our former Chief Operating Officer.  The remaining $0.8 million was related to the exit of one of our previously occupied leased facilities in Acheson, Alberta, Canada and the write-off of associated leasehold improvements.  The lease does not expire until October 2019; however, we have sublet the facility through the remaining term of the lease.

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

We have presented the results of these operations as income from discontinued operations, net of tax, in the Fiscal 2014 consolidated statement of operations.

Summary comparative financial results of discontinued operations were as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Revenues	$—	$—	$13,923
Income from discontinued operations, net of tax of $633	$—	$—	$1,041
Gain on sale of discontinued operations, net of tax of $5,218	—	—	8,563
Net income from discontinued operations, net of tax	$—	$—	$9,604
Earnings per share information:
Basic	$—	$—	$0.80
Diluted	$—	$—	$0.80

O. Share Repurchase Program

On December 17, 2014, our Board of Directors authorized a share repurchase program (the Repurchase Program) which allowed us to repurchase up to $25 million of our outstanding stock.  The purchases were made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The Repurchase Program was funded from cash on hand and cash provided by operating activities.  The Repurchase Program expired on December 31, 2015.  As of December 31, 2015, we had purchased 806,018 shares at a cost of $25 million under the Repurchase Program.  The average purchase price per share from inception of the program until its expiration was $31.02.

P.  Quarterly Information

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2016 and 2015 (in thousands, except per share data):

	2016 Quarters
	First	Second	Third	Fourth	2016
Revenues	$149,977	$152,266	$133,207	$129,793	$565,243
Gross profit	23,150	30,094	27,285	25,676	106,205
Net income (loss)	(459)	5,567	4,894	5,508	15,510
Earnings (loss) per share:
Basic	$(0.04)	$0.49	$0.43	$0.48	$1.36
Diluted	$(0.04)	$0.49	$0.43	$0.48	$1.36

	2015 Quarters
	First	Second	Third	Fourth	2015
Revenues	$152,601	$170,199	$176,733	$162,325	$661,858
Gross profit	21,069	24,301	32,944	29,947	108,261
Net income (loss)	(239)	(3,683)	7,049	6,312	9,439
Earnings (loss) per share:
Basic	$(0.02)	$(0.31)	$0.60	$0.54	$0.80
Diluted	$(0.02)	$(0.31)	$0.60	$0.54	$0.79

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

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2016, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2016, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2016, which appears in their report on the financial statements included herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2016.

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

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2016.

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

10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.3 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.11	—

Amended Loan Agreement dated October 29, 2004, between the Company and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.12	—

Credit and Reimbursement Agreement dated April 15, 2004, between the Company and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

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

10.24	—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Exhibit 10.2 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.25	—

Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).

Number		Description of Exhibits
10.26	—

Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference).

10.27	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.28	—

Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.29	—

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

10.32	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.33	—

Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.34	—

Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.35	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.36	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.37	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.38	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.39	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.40	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.41	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.42	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.43	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.10 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
10.44	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.45	—

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

10.46	—

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

*10.47	—	Severance Agreement and Release effective as of March 05, 2015, between the Company and Neil Dial.

10.48	—

Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 10-Q filed February 3, 2016 and incorporated herein by reference).

10.49	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

POWELL INDUSTRIES, INC.
By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/ Thomas W. Powell	Chairman of the Board
Thomas W. Powell

/s/ Brett A. Cope	Director President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/ Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)
Don R. Madison

/s/ Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Eugene L. Butler	Director
Eugene L. Butler

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ Scott E. Rozzell	Director
Scott E. Rozzell

/s/ Stephen W. Seale, Jr.	Director
Stephen W. Seale, Jr.

/s/ John D. White	Director
John D. White
/s/ Richard E. Williams	Director
Richard E. Williams

Date: December 7, 2016

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—

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

10.6	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.7	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.8	—	Powell Industries, Inc. Non-Employee Directors Stock Option Plan (filed as Exhibit 10.8 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.9	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.10	—	Powell Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.3 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.11	—

Amended Loan Agreement dated October 29, 2004, between the Company and Bank of America, N.A. (filed as Exhibit 10.10 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

10.12	—

Credit and Reimbursement Agreement dated April 15, 2004, between the Company and Bank of America, N.A. (filed as Exhibit 10.11 to our Form 10-K for the fiscal year ended October 31, 2004, and incorporated herein by reference).

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

10.24	—	Powell Industries, Inc. 2006 Equity Compensation Plan (filed as Exhibit 10.2 to our registration statement on Form S-8 filed on December 21, 2010, and incorporated herein by reference).

10.25	—

Credit Agreement dated as of December 15, 2009, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.1 to our Form 8-K filed on December 21, 2009, and incorporated herein by reference).

10.26	—

Ninth Amendment to Credit Agreement, dated as of May 18, 2011, among Powell Industries, Inc., as Parent, the subsidiaries of Powell Industries, Inc. identified therein, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party (filed as Exhibit 10.1 to our Form 8-K dated May 18, 2011, and incorporated herein by reference).

10.27	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.28	—

Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.29	—

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

10.32	—

Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.33	—

Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.34	—

Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.35	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.36	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.37	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.38	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.39	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.40	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.41	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.42	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.43	—

First Amendment to Credit Agreement, dated as of March 28, 2014, among Powell Industries, Inc., as Parent, certain subsidiaries of Powell Industries, Inc. identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer, and the Lenders party thereto (filed as Exhibit 10.10 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.44	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.45	—

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

10.46	—

Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

*10.47	—	Severance Agreement and Release effective as of March 05, 2015, between the Company and Neil Dial.

10.48	—

Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas. (filed as Exhibit 10.1 to our Form 10-Q filed February 3, 2016 and incorporated herein by reference)

10.49	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

Number		Description of Exhibits
*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.2	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.