Form 10-Q
period 2016-12-31
POWELL INDUSTRIES INC
filed 2017-02-08
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 3, 2017, there were 11,411,638 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2016	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$80,582	$97,720
Short-term investments	14,874	—
Accounts receivable, less allowance for doubtful accounts of $664 and $811	88,487	101,048
Costs and estimated earnings in excess of billings on uncompleted contracts	59,951	66,106
Inventories	23,976	26,521
Income taxes receivable	3,066	1,713
Deferred income taxes	4,347	4,006
Prepaid expenses	3,830	4,569
Other current assets	2,608	2,457
Total Current Assets	281,721	304,140
Property, plant and equipment, net	141,450	144,977
Goodwill and intangible assets, net	1,971	2,059
Other assets	11,850	11,340
Total Assets	$436,992	$462,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Income taxes payable	1,477	1,459
Accounts payable	32,670	34,985
Accrued salaries, bonuses and commissions	12,295	22,550
Billings in excess of costs and estimated earnings on uncompleted contracts	40,208	43,974
Accrued product warranty	4,230	4,639
Other accrued expenses	5,266	8,212
Deferred credit ─ short term (Note D)	2,029	2,029
Total Current Liabilities	98,575	118,248
Long-term debt, net of current maturities	1,600	2,000
Deferred compensation	4,815	4,840
Deferred income taxes	472	138
Other long-term liabilities	1,479	1,466
Deferred credit ─ long term (Note D)	—	507
Total Liabilities	106,941	127,199
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,217,656 and 12,199,511 shares issued, respectively	122	122
Additional paid-in capital	52,614	52,003
Retained earnings	328,693	331,959
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,379)	(23,768)
Total Stockholders' Equity	330,051	335,317
Total Liabilities and Stockholders' Equity	$436,992	$462,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2016	2015
Revenues	$110,341	$149,977
Cost of goods sold	95,342	126,827
Gross profit	14,999	23,150

Selling, general and administrative expenses	15,698	19,400
Research and development expenses	1,469	1,854
Amortization of intangible assets	88	88
Restructuring and separation expenses	—	3,797
Operating loss	(2,256)	(1,989)

Other income	(507)	(507)
Interest expense	34	24
Interest income	(42)	—
Loss before income taxes	(1,741)	(1,506)

Income tax benefit	(1,441)	(1,047)

Net loss	$(300)	$(459)

Loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

Weighted average shares:
Basic	11,438	11,395
Diluted	11,438	11,395

Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended December 31,
	2016	2015
Net loss	$(300)	$(459)
Foreign currency translation adjustments	(2,611)	(2,538)
Comprehensive loss	$(2,911)	$(2,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance, September 30, 2016	12,199	$122	$52,003	$331,959	(806)	$(24,999)	$(23,768)	$335,317
Net loss	—	—	—	(300)	—	—	—	(300)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,611)	(2,611)
Stock-based compensation	19	—	1,009	—	—	—	—	1,009
Shares withheld in lieu of employee tax withholding	—	—	(398)	—	—	—	—	(398)
Issuance of restricted stock	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	(2,966)	—	—	—	(2,966)
Balance, December 31, 2016	12,218	$122	$52,614	$328,693	(806)	$(24,999)	$(26,379)	$330,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2016	2015
Operating Activities:
Net loss	$(300)	$(459)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,063	3,196
Amortization	88	88
Stock-based compensation	1,009	2,343
Bad debt expense (recovery)	(113)	248
Deferred income tax expense	(7)	48
Gain on amended supply agreement	(507)	(507)
Changes in operating assets and liabilities:
Accounts receivable, net	12,234	18,603
Costs and billings in excess of estimated earnings on uncompleted contracts	2,236	6,921
Inventories	2,444	(1,478)
Prepaid expenses and other current assets	(799)	(1,522)
Accounts payable and income taxes payable	(2,051)	(1,874)
Accrued liabilities	(13,398)	(1,898)
Other, net	(525)	356
Net cash provided by operating activities	3,374	24,065
Investing Activities:
Proceeds from sale of property, plant and equipment	—	12
Increase in short-term investments	(14,874)	—
Purchases of property, plant and equipment	(928)	(629)
Net cash used in investing activities	(15,802)	(617)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(398)	(795)
Purchase of treasury shares	—	(3,740)
Dividends paid	(2,966)	(2,992)
Net cash used in financing activities	(3,764)	(7,927)
Net increase (decrease) in cash and cash equivalents	(16,192)	15,521
Effect of exchange rate changes on cash and cash equivalents	(946)	(166)
Cash and cash equivalents, beginning of period	97,720	43,569
Cash and cash equivalents, end of period	$80,582	$58,924

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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission (SEC) on December 7, 2016.
References to Fiscal 2017, Fiscal 2016 and Fiscal 2015 used throughout this report shall mean our fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, self-insurance, warranty accruals, liquidated damages and income taxes. The amounts recorded for insurance claims, warranties, legal, liquidated damages, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. The standard permits the use of either the full retrospective or modified retrospective transition method; therefore, we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. This guidance impacts the disclosure and presentation of any substantial doubt about our ability to continue as a going concern, if such substantial doubt were to exist. This guidance is effective for our first quarter ended December 31, 2016 and does not have an impact on disclosures in our condensed consolidated financial statements.

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

In March 2016, the FASB issued new guidance on stock-based compensation, which includes amendments to existing guidance for employee share-based payment accounting. We elected to early adopt this new guidance in the first quarter of Fiscal 2017. Beginning with this quarter, stock-based compensation excess tax benefits or deficiencies are reflected in the Condensed Consolidated Statement of Operations as a component of income taxes, whereas they were previously recorded in additional paid in capital in the Condensed Consolidated Statement of Stockholders’ Equity. Additionally, we will now present excess tax benefits as an operating activity in the Condensed Consolidated Statements of Cash Flows, and prior periods will be adjusted accordingly. Finally, we will continue to account for forfeitures as they occur, rather than estimate expected forfeitures.

B. EARNINGS PER SHARE
We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units, as prescribed by the FASB guidance on earnings per share.

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2016	2015
Numerator:
Net loss	$(300)	$(459)
Denominator:
Weighted average basic shares	11,438	11,395
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares with assumed conversions	11,438	11,395
Net loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

For the quarters ended December 31, 2016 and 2015, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended December 31,
	2016	2015
Balance at beginning of period	$811	$746
Bad debt expense (recovery)	(113)	248
Uncollectible accounts written off, net of recoveries	(28)	26
Change due to foreign currency translation	(6)	(10)
Balance at end of period	$664	$1,010

Inventories:
The components of inventories are summarized below (in thousands):

	December 31, 2016	September 30, 2016
Raw materials, parts and subassemblies, net	$23,161	$25,525
Work-in-progress	815	996
Total inventories	$23,976	$26,521

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31, 2016	September 30, 2016
Costs incurred on uncompleted contracts	$1,090,422	$1,088,921
Estimated earnings	350,185	350,125
	1,440,607	1,439,046
Less: Billings to date	(1,420,864)	(1,416,914)
Net underbilled position	$19,743	$22,132
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$59,951	$66,106
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(40,208)	(43,974)
Net underbilled position	$19,743	$22,132

Warranty Accrual
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2016	2015
Balance at beginning of period	$4,639	$4,930
Increase to warranty expense	370	1,326
Deduction for warranty charges	(725)	(1,100)
Change due to foreign currency translation	(54)	(51)
Balance at end of period	$4,230	$5,105

D. GOODWILL AND INTANGIBLE ASSETS

Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at December 31, 2016 and September 30, 2016 consisted of the following (in thousands):

	December 31, 2016			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(10,782)	$967	$11,749	$(10,693)	$1,056

Amortization of intangible assets was $0.1 million for the three months ended December 31, 2016 and 2015.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE).  In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of their requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014.  In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, beginning March 2015. As of December 31, 2016, the remaining balance of $2.3 million is classified as other current assets.  We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $0.5 million for the three months ended December 31, 2016 and 2015.

E. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	December 31 2016	September 30 2016
Industrial development revenue bonds	$2,000	$2,400
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$1,600	$2,000
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit. The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $20.3 million for our outstanding letters of credit at December 31, 2016.
There were no borrowings outstanding under the U.S. Revolver as of December 31, 2016.  Amounts available under the U.S. Revolver were $54.7 million at December 31, 2016. The U.S. Revolver expires on December 31, 2018.

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
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, excluding Powell Canada Inc. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the

U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. As of December 31, 2016, we were in compliance with all of the financial covenants of the U.S. Revolver.
Canadian Revolver
We have a $7.4 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit under the Canadian Revolver at December 31, 2016. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate.
There were no borrowings outstanding under the Canadian Revolver as of December 31, 2016 and amounts available under the Canadian Revolver were $7.4 million at December 31, 2016. The Canadian Revolver expires on March 31, 2018.
The principal financial covenants are consistent with those described in our U.S. Revolver. The Canadian Revolver contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada Inc. in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of December 31, 2016, we were in compliance with all of the financial covenants of the Canadian Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2016. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.90% as of December 31, 2016.

F. COMMITMENTS AND CONTINGENCIES
Long-Term Debt
See Note E herein for discussion of our long-term debt.
Letters of Credit and Surety Bonds
Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $20.3 million as of December 31, 2016. We also had surety bonds totaling $229.4 million that were outstanding, with additional bonding capacity of $520.6 million available, at December 31, 2016.
We have a $6.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2016, we had outstanding guarantees totaling $4.8 million under this Facility Agreement and amounts available under this Facility Agreement were $1.4 million.  This facility expires in May 2017. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of December 31, 2016, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of December 31, 2016, our exposure to possible liquidated damages was $2.7 million, of which approximately $1.7 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.5 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. These grants vest over a three-year period from their date of issuance.  Sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At December 31, 2016, there were 193,537 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the three months ended December 31, 2016 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2016	159,988	$43.12
Granted	61,100	39.65
Vested	(27,551)	39.08
Outstanding at December 31, 2016	193,537	$42.60

During the three months ended December 31, 2016 and 2015, we recorded compensation expense of $0.9 million and $2.1 million, respectively, related to the RSUs.  The higher compensation expense recorded in the three months ended December 31, 2015 was primarily due to the departure of our former Chief Executive Officer in December 2015 which included the accelerated vesting of 60,909 shares.
Restricted Stock
Restricted stock grants vest equally over their respective vesting period on each anniversary of the grant date and compensation expense is recognized over their respective vesting periods based on the price per share on the grant date.  During the first quarter of Fiscal 2017 and Fiscal 2016, there was no restricted stock granted.
During the three months ended December 31, 2016 and 2015, we recorded compensation expense of $0.1 million and $0.2 million, respectively, related to restricted stock grants.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 (in thousands):

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2016
Assets:
Cash equivalents	$23,110	$—	$—	$23,110
Short-term investments	14,874	—	—	14,874
Deferred compensation	—	5,703	—	5,703
Liabilities:
Deferred compensation	—	4,441	—	4,441
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2016
Assets:
Cash equivalents	$435	$—	$—	$435
Deferred compensation	1,643	4,130	—	5,773
Liabilities:
Deferred compensation	—	4,449	—	4,449
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
Industrial Development Revenue Bonds– The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at December 31, 2016, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.
There were no transfers between levels within the fair value measurement hierarchy during the three months ended December 31, 2016.

I. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2016	2015
Loss before income taxes	$(1,741)	$(1,506)

Income tax benefit	(1,441)	(1,047)

Net loss	$(300)	$(459)

Effective tax rate	83%	70%

	Three months ended December 31,
	2016	2015
Statutory rate	35%	35%
Foreign valuation allowance	15	(11)
Research and development credit	22	45
State income taxes, net of federal benefit	2	3
Rate differential and other	9	(2)
Effective tax rate	83%	70%

We recorded an income tax benefit of $1.4 million for the three months ended December 31, 2016, compared to an income tax benefit of $1.0 million for the three months ended December 31, 2015.  Our income tax benefit reflects an effective tax rate on the pre-tax loss of 83% for the three months ended December 31, 2016 compared to 70% for the three months ended December 31, 2015. The effective tax rates for the first quarter of Fiscal 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. We also completed an IRS audit during the first quarter of Fiscal 2017 which favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for the three months ended December 31, 2015 was also favorably impacted by a discrete item of $0.8 million related to the retroactive reinstatement of the R&D Tax Credit to January 31, 2016.

J. RESTRUCTURING AND SEPARATION COSTS
We did not incur any restructuring or separation costs in the first quarter of Fiscal 2017, however in the first quarter of Fiscal 2016, we incurred $3.8 million of separation costs related to the departure of our former Chief Executive Officer in December 2015. This included stock-based compensation, as well as future cash payments.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•
Due to the cyclical nature of the oil and gas industry, our business may be adversely impacted by extended periods of low oil or gas prices or unsuccessful exploration efforts which may decrease our customers' spending and therefore our results in the future.

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

•	Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.

•	The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.

•	Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers.

•	Our industry is highly competitive.

•	Our operations could be adversely impacted by the effects of government regulations, including regulations related to conflict minerals.

•	Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.

•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

•	Our operating results may vary significantly from quarter to quarter.

•	The departure of key personnel could disrupt our business

•	Our business requires skilled labor and we may be unable to attract and retain qualified employees.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Quality problems with our products could harm our reputation and erode our competitive position.

•	A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.

•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Changes in and compliance with environmental laws could adversely impact our financial results.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

•	Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

•	Acquisitions involve a number of risks.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2016. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission (SEC) on December 7, 2016 and is available on the SEC’s website at www.sec.gov.
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
The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce. Schedules may change during the course of any particular project and our operating results can therefore be impacted by factors outside of our control. Due to the significant decline in oil and gas prices from late 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. If oil and gas markets remain depressed, or decline from current levels, our project backlog could continue to decline and negatively impact our operations for the foreseeable future. In response to our reduced project backlog and market outlook, we took steps in Fiscal 2016 to reduce our cost structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements.
Our strategy in Canada has been to replicate our project-based integration model which allows for the design, fabrication, integration and testing of our products at a single location. This strategic initiative has presented challenges for our Canadian operations in prior years, resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses. We took various actions in Canada and saw improvements in our operational efficiencies beginning with the second quarter of Fiscal 2016.
Results of Operations
Quarter Ended December 31, 2016 Compared to the Quarter Ended December 31, 2015 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 26%, or $39.6 million, to $110.3 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in the oil and gas markets. Domestic revenues decreased by 19%, or $19.8 million, to $85.6 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016, and international revenues decreased by 44%, or $19.8 million, to $24.7 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016. These decreases are due to the overall reduction in revenues year over year driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased by 35%, or $39.8 million, to $72.7 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016. Revenues from public and private utilities decreased by 42%, or $12.2 million, to $16.6 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016.  Revenues from municipal and transit projects increased by 142%, or $12.4 million, to $21.1 million in the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016 due to the timing of transit projects and our ability to ramp up across various facilities to meet our customer schedules.
Gross profit for the first quarter of Fiscal 2017 decreased by 35%, or $8.2 million, to $15.0 million, compared to the first quarter of Fiscal 2016, primarily due to the decrease in revenues.  Gross profit as a percentage of revenues decreased to 14% in the first quarter of Fiscal 2017, compared to 15% in the first quarter of Fiscal 2016. Our Canadian operations experienced an increase in gross profit, which was offset by the decline in gross profit from our domestic operations. Margins were negatively impacted primarily by our reduced volume as a result of weak oil and gas market conditions and lower margins from the increased volume from our transit markets noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 19%, or $3.7 million, to $15.7 million during the first quarter of Fiscal 2017, compared to the first quarter of Fiscal 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our reduced project backlog. Selling, general and administrative expenses, as a percentage of revenues, increased to 14% during the first quarter of Fiscal 2017, compared to 13% during the first quarter of Fiscal 2016, primarily due to the reduction in revenue quarter over quarter.

Restructuring and separation costs
In the first quarter of Fiscal 2017, we did not incur any restructuring or separation costs. However, in the first quarter of Fiscal 2016, we incurred approximately $3.8 million of separation costs related to the departure of our former Chief Executive Officer in December 2015.
Income Tax Provision
We recorded an income tax benefit of $1.4 million in the first quarter of Fiscal 2017, compared to an income tax benefit of $1.0 million in the first quarter of Fiscal 2016.  The effective tax rate for the first quarter of Fiscal 2017 was 83% compared to an effective tax rate of 70% in the first quarter of Fiscal 2016. The effective tax rates for the first quarter of Fiscal 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. We also completed an IRS audit during the first quarter of Fiscal 2017 which favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for the first quarter of Fiscal 2016 was also favorably impacted by a discrete item of $0.8 million related to the retroactive reinstatement of the R&D Tax Credit to January 31, 2016.

Net loss
In the first quarter of Fiscal 2017, we recorded a loss of $0.3 million, or $0.03 per diluted share compared to a loss of $0.5 million, or $0.04 per diluted share, in the first quarter of Fiscal 2016. Our decrease in selling, general and administrative costs in the first quarter of Fiscal 2017 was offset by the reduction in revenue and gross profit compared to the first quarter of Fiscal 2016 as our project backlog has declined due to depressed market conditions, primarily in our oil and gas markets.

Backlog
The order backlog at December 31, 2016 was $271.5 million, which declined from $291.4 million at September 30, 2016.  New orders declined during the first quarter of Fiscal 2017 to $90.8 million, compared to $101.8 million in the first quarter of Fiscal 2016, primarily due to lower demand from our customers in the oil and gas markets.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased to $95.5 million at December 31, 2016, compared to $97.7 million at September 30, 2016.  As of December 31, 2016, current assets exceeded current liabilities by 2.9 times and our debt to total capitalization was 0.60%.
We have a $75.0 million revolving credit facility in the U.S., which expires in December 2018. As of December 31, 2016, there were no amounts borrowed under this line of credit. We also have a $7.4 million revolving credit facility in Canada, and as of December 31, 2016 there were no amounts borrowed under this line of credit. Total letters of credit outstanding under our U.S. credit facility, which reduce our availability, were $20.3 million at December 31, 2016 and $26.8 million at September 30, 2016. There were no letters of credit outstanding under the Canadian revolving credit facility at December 31, 2016 or September 30, 2016. Amounts available at December 31, 2016 under the U.S. and Canadian revolving credit facilities were $54.7 million and $7.4 million, respectively.  Total long-term debt, including current maturities, totaled $2.0 million at December 31, 2016, compared to $2.4 million at September 30, 2016. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $31 million of our cash at December 31, 2016, was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
We believe that cash and short-term investments available and borrowing capacity under our existing credit facilities should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Operating Activities
Cash provided by operating activities decreased to $3.4 million for the three months ended December 31, 2016, compared to cash provided by operating activities of $24.1 million during the same period in Fiscal 2016. This decrease in operating cash flow in the first quarter of Fiscal 2017 was primarily from increased incentive compensation payments in the first quarter of Fiscal 2017 and a decrease in cash flow from the collection of project milestone billings compared to the same period in Fiscal 2016. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash used in investing activities during the three months ended December 31, 2016 totaled $15.8 million compared to $0.6 million during the same period in Fiscal 2016.  For the three months ended December 31, 2016, we invested $14.9 million in short-term investments and spent approximately $0.9 million on purchases of property, plant and equipment. For the three months ended December 31, 2015, we spent approximately $0.6 million on purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $3.8 million for the three months ended December 31, 2016 and $7.9 million during the same period in Fiscal 2016.  This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016.

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
Our operating results have been, and may continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and may continue to have, a negative impact on the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. If oil and gas markets remain depressed, or decline further, our project backlog could continue to decline and negatively impact our operations for the foreseeable future. In response to our reduced project backlog and market outlook, we took steps in Fiscal 2016 to reduce our cost structure, restructure our senior management team and align our salaried and hourly workforce with future production requirements. However, these efforts, and any future efforts, will not be sufficient to avoid operating losses in the near-term.
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

Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2016, our realized foreign exchange gains were $0.4 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $26.4 million as of December 31, 2016, an increase of $2.6 million compared to September 30, 2016. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

We do not currently hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we decide to borrow under one of our credit facilities, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 8, 2017	By:	/s/ Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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