Form 10-Q
period 2017-03-31
POWELL INDUSTRIES INC
filed 2017-05-03
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(713) 944-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At April 28, 2017, there were 11,428,638 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$93,468	$97,720
Short-term investments	14,874	—
Accounts receivable, less allowance for doubtful accounts of $310 and $811	66,753	101,048
Costs and estimated earnings in excess of billings on uncompleted contracts	56,618	66,106
Inventories	20,362	26,521
Income taxes receivable	4,196	1,713
Deferred income taxes	4,173	4,006
Prepaid expenses	2,723	4,569
Other current assets	2,834	2,457
Total Current Assets	266,001	304,140
Property, plant and equipment, net	139,417	144,977
Goodwill and intangible assets, net	1,887	2,059
Other assets	12,654	11,340
Total Assets	$419,959	$462,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Income taxes payable	922	1,459
Accounts payable	27,672	34,985
Accrued salaries, bonuses and commissions	12,783	22,550
Billings in excess of costs and estimated earnings on uncompleted contracts	32,539	43,974
Accrued product warranty	3,649	4,639
Other accrued expenses	4,425	8,212
Deferred credit ─ short term (Note D)	1,522	2,029
Total Current Liabilities	83,912	118,248
Long-term debt, net of current maturities	1,600	2,000
Deferred compensation	4,923	4,840
Deferred income taxes	62	138
Other long-term liabilities	1,510	1,466
Deferred credit ─ long term (Note D)	—	507
Total Liabilities	92,007	127,199
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,234,656 and 12,199,511 shares issued, respectively	122	122
Additional paid-in capital	53,425	52,003
Retained earnings	324,897	331,959
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(25,493)	(23,768)
Total Stockholders' Equity	327,952	335,317
Total Liabilities and Stockholders' Equity	$419,959	$462,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues	$104,680	$152,266	$215,021	$302,243
Cost of goods sold	88,858	122,172	184,200	248,999
Gross profit	15,822	30,094	30,821	53,244

Selling, general and administrative expenses	15,994	19,024	31,692	38,425
Research and development expenses	1,623	1,959	3,092	3,813
Amortization of intangible assets	88	86	176	174
Restructuring and separation costs	840	3,259	840	7,056
Operating income (loss)	(2,723)	5,766	(4,979)	3,776

Other income	(507)	(507)	(1,015)	(1,015)
Interest expense	47	50	81	74
Interest income	(89)	(71)	(131)	(71)
Income (loss) before income taxes	(2,174)	6,294	(3,914)	4,788

Income tax provision (benefit)	(1,345)	727	(2,786)	(320)

Net income (loss)	$(829)	$5,567	$(1,128)	$5,108

Income (loss) per share:
Basic	$(0.07)	$0.49	$(0.10)	$0.45
Diluted	$(0.07)	$0.49	$(0.10)	0.45

Weighted average shares:
Basic	11,445	11,369	11,441	11,382
Diluted	11,445	11,422	11,441	11,415

Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net income (loss)	$(829)	$5,567	$(1,128)	$5,108
Foreign currency translation adjustments	886	4,552	(1,725)	2,014
Comprehensive income (loss)	$57	$10,119	$(2,853)	$7,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$(1,128)	$5,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,138	6,518
Amortization	176	174
Stock-based compensation	1,820	3,118
Bad debt expense (recovery)	(97)	339
Deferred income taxes	(243)	337
Gain on amended supply agreement	(1,015)	(1,015)
Changes in operating assets and liabilities:
Accounts receivable, net	34,084	(1,574)
Costs and billings in excess of estimated earnings on uncompleted contracts	(2,074)	11,810
Inventories	6,088	2,653
Prepaid expenses and other current assets	(1,038)	2,133
Accounts payable and income taxes payable	(7,453)	(4,756)
Accrued liabilities	(14,397)	106
Other, net	(1,191)	257
Net cash provided by operating activities	19,670	25,208
Investing Activities:
Proceeds from sale of property, plant and equipment	—	39
Purchases of investments	(14,874)	—
Purchases of property, plant and equipment	(1,702)	(1,126)
Net cash used in investing activities	(16,576)	(1,087)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(398)	(808)
Purchase of treasury shares	—	(3,740)
Dividends paid	(5,934)	(5,921)
Net cash used in financing activities	(6,732)	(10,869)
Net increase (decrease) in cash and cash equivalents	(3,638)	13,252
Effect of exchange rate changes on cash and cash equivalents	(614)	537
Cash and cash equivalents, beginning of period	97,720	43,569
Cash and cash equivalents, end of period	$93,468	$57,358

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
References to Fiscal 2017 and Fiscal 2016 used throughout this report shall mean our fiscal years ended September 30, 2017 and 2016, respectively.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We continue to work with various other companies in our industry as well as outside accounting advisors to evaluate this standard and understand the impact that the adoption of this new standard will have on our consolidated financial statements and related disclosures. We believe that we will continue to recognize revenue over time utilizing the cost-to-cost method to measure our progress for the vast majority of our contracts. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(829)	$5,567	$(1,128)	$5,108
Denominator:
Weighted average basic shares	11,445	11,369	11,441	11,382
Dilutive effect of restricted stock units	—	53	—	33
Weighted average diluted shares with assumed conversions	11,445	11,422	11,441	11,415
Net income (loss) per share:
Basic	$(0.07)	$0.49	$(0.10)	$0.45
Diluted	$(0.07)	$0.49	$(0.10)	$0.45

For the quarter and six months ended March 31, 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$664	$1,010	$811	$746
Bad debt expense (recovery)	16	92	(97)	339
Uncollectible accounts written off, net of recoveries	(373)	(141)	(400)	(114)
Change due to foreign currency translation	3	15	(4)	5
Balance at end of period	$310	$976	$310	$976

Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2017	September 30, 2016
Raw materials, parts and subassemblies, net	$19,760	$25,525
Work-in-progress	602	996
Total inventories	$20,362	$26,521

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31, 2017	September 30, 2016
Costs incurred on uncompleted contracts	$770,679	$1,088,921
Estimated earnings	245,832	350,125
	1,016,511	1,439,046
Less: Billings to date	(992,432)	(1,416,914)
Net underbilled position	$24,079	$22,132
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$56,618	$66,106
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(32,539)	(43,974)
Net underbilled position	$24,079	$22,132

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Balance at beginning of period	$4,230	$5,105	$4,639	$4,930
Increase to warranty expense	349	832	719	2,158
Deduction for warranty charges	(944)	(1,175)	(1,669)	(2,275)
Change due to foreign currency translation	14	25	(40)	(26)
Balance at end of period	$3,649	$4,787	$3,649	$4,787

D. GOODWILL AND INTANGIBLE ASSETS
Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at March 31, 2017 and September 30, 2016 consisted of the following (in thousands):

	March 31, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(10,865)	$884	$11,749	$(10,693)	$1,056

Amortization of intangible assets was $0.2 million for the six months ended March 31, 2017 and 2016.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE). In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of their requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014. In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, beginning March 2015. As of March 31, 2017, the remaining balance of $2.3 million due was classified as other current assets and was received in April 2017. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $1.0 million for the six months ended March 31, 2017 and 2016.

E. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2017	September 30, 2016
Industrial development revenue bonds	$2,000	$2,400
Less current portion	(400)	(400)
Total long-term debt and capital lease obligations	$1,600	$2,000
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit. The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. We had $21.4 million of outstanding letters of credit under the U.S. Revolver at March 31, 2017.
There were no borrowings outstanding under the U.S. Revolver as of March 31, 2017. Amounts available under the U.S. Revolver were $53.6 million at March 31, 2017. The U.S. Revolver expires on December 31, 2018.

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
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. As of March 31, 2017, we were in compliance with all of the financial covenants of the U.S. Revolver.
Canadian Revolver
We have a $7.5 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. The interest rate for amounts outstanding under the Canadian Revolver is a floating interest rate based upon either the Canadian Prime Rate, or the lender’s Bankers’ Acceptance Rate. Once the applicable rate is determined, a margin of 0.50% to 1.75%, as determined by our consolidated leverage ratio, is added to the applicable rate. The Canadian Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. There were no outstanding letters of credit under the Canadian Revolver at March 31, 2017.
There were no borrowings outstanding under the Canadian Revolver as of March 31, 2017 and amounts available under the Canadian Revolver were $7.5 million at March 31, 2017. The Canadian Revolver expires on March 31, 2018.
The principal financial covenants are consistent with those described in our U.S. Revolver. The Canadian Revolver contains a “material adverse effect” clause. A “material adverse effect” is defined as a material change in the operations of Powell or Powell Canada Inc. in relation to our financial condition, property, business operations, expected net cash flows, liabilities or capitalization.
The Canadian Revolver is secured by the assets of our Canadian operations and provides for customary events of default and carries cross-default provisions with our existing debt agreements. If an event of default (as defined in the Canadian Revolver) occurs and is continuing, per the terms and subject to the conditions set forth in the Canadian Revolver, amounts outstanding under the Canadian Revolver may be accelerated and may become immediately due and payable. As of March 31, 2017, we were in compliance with all of the financial covenants of the Canadian Revolver.
Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2017. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.04% as of March 31, 2017.

F. COMMITMENTS AND CONTINGENCIES
Long-Term Debt
See Note E herein for discussion of our long-term debt.
Letters of Credit and Surety Bonds
Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $21.4 million as of March 31, 2017. We also had surety bonds totaling $216.0 million that were outstanding, with additional bonding capacity of $534.0 million available, at March 31, 2017.
We have a $6.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2017, we had outstanding guarantees totaling $4.7 million under this Facility Agreement and amounts available under this Facility Agreement were $1.5 million.  This facility expires in May 2017. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of March 31, 2017, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of March 31, 2017, our exposure to possible liquidated damages was $2.7 million, of which approximately $1.7 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.6 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. These grants vest over a three-year period from their date of issuance.  Sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At March 31, 2017, there were 193,537 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the six months ended March 31, 2017 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2016	159,988	$43.12
Granted	61,100	39.65
Vested	(27,551)	39.08
Outstanding at March 31, 2017	193,537	$42.60

During the six months ended March 31, 2017 and 2016, we recorded compensation expense of $1.3 million and $2.7 million, respectively, related to the RSUs.  The higher compensation expense recorded in the six months ended March 31, 2016 was primarily due to the departure of our former Chief Executive Officer in December 2015, which included the accelerated vesting of 60,909 shares.
Restricted Stock
Beginning with the February 2017 grant, fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent will vest on the anniversary of the grant date. Compensation expense will be recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent will be recognized over the remaining vesting period based on the price per share on the grant date.  In February 2017, 17,000 shares of restricted stock were issued to our non-employee directors at a price of $34.24 per share under the 2014 Director Plan.
During the six months ended March 31, 2017 and 2016, we recorded compensation expense of $0.5 million and $0.4 million, respectively, related to restricted stock grants.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2017
Assets:
Cash equivalents	$78,265	$—	$—	$78,265
Short-term investments	14,874	—	—	14,874
Deferred compensation	782	4,984	—	5,766
Liabilities:
Deferred compensation	—	4,567	—	4,567
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
Short-term Investments – Short-term investments include time deposits with original maturities of three months or more.
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
Industrial Development Revenue Bonds– The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at March 31, 2017, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.

There were no transfers between levels within the fair value measurement hierarchy during the three months ended March 31, 2017.

I. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Income (loss) before income taxes	$(2,174)	$6,294	$(3,914)	$4,788

Income tax provision (benefit)	(1,345)	727	(2,786)	(320)

Net income (loss)	$(829)	$5,567	$(1,128)	$5,108

Effective tax rate	62%	12%	71%	(7)%

We recorded an income tax benefit of $1.3 million in the second quarter of Fiscal 2017, compared to an income tax provision of $0.7 million in the second quarter of Fiscal 2016.  The effective tax rate for the second quarter of Fiscal 2017 was 62% compared to an effective tax rate of 12% in the second quarter of Fiscal 2016. The effective tax rates for the second quarter of Fiscal 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

We recorded an income tax benefit of $2.8 million for the six months ended March 31, 2017, compared to an income tax benefit of $0.3 million for the six months ended March 31, 2016.  The effective tax rate was 71% for the six months ended March 31, 2017 compared to a 7% benefit for the six months ended March 31, 2016. The effective tax rates for the six months ended March 31, 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. A discrete item related to the closing of an IRS audit recorded in the first quarter of Fiscal 2017 also favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit (R&D Tax Credit). Additionally, the effective tax rate for the six months ended March 31, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit.

J. RESTRUCTURING AND SEPARATION COSTS
During the second quarter of Fiscal 2017, we incurred $0.8 million of restructuring costs as we continue to reduce our overall cost structure to better align our costs with future production requirements. In the second quarter of Fiscal 2016, we incurred $3.3 million of separation costs due to the restructuring of our senior management team and workforce reductions.
For the six months ended March 31, 2016, we incurred $7.1 million of restructuring costs due to the workforce reductions mentioned above, as well as the departure of our former Chief Executive Officer in December 2015.

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
Overview
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce. Schedules may change during the course of any particular project and our operating results can therefore be impacted by factors outside of our control. Due to the significant decline in oil and gas prices from late 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. As a result, our project backlog has declined, and may continue to decline, which may further negatively impact our operations for the foreseeable future. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016, and have taken additional actions in Fiscal 2017, to reduce our overall cost structure and better align our costs with future production requirements.
Our strategy in Canada has been to replicate our project-based integration model that we use in our U.S. operations, which allows for the design, fabrication, integration and testing of our products at a single location. This strategic initiative presented challenges for our Canadian operations in prior years, resulting in inefficiencies that led to higher operating costs, gross margin deterioration and operating losses. We took various actions in Canada to mitigate these challenges and continue to see improvements in operational performance. However, our Canadian project backlog has declined due to the adverse market conditions discussed above and we expect these adverse market conditions to negatively impact our Canadian operations for the foreseeable future.
Results of Operations
Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 31%, or $47.6 million, to $104.7 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 29%, or $31.2 million, to $75.5 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016, and international revenues decreased by 36%, or $16.3 million, to $29.1 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016. This reduction in revenue year over year was driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased by 40%, or $45.7 million, to $69.9 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016. Revenues from public and private utilities decreased by 40%, or $10.4 million, to $16.0 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016. Revenues from municipal and transit projects increased by 84%, or $8.6 million, to $18.8 million in the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016 due to the timing of transit projects and our ability to ramp up across various facilities to meet our customer schedules.
Gross profit for the second quarter of Fiscal 2017 decreased by 47%, or $14.3 million, to $15.8 million, compared to the second quarter of Fiscal 2016, primarily due to the decrease in revenues.  Gross profit as a percentage of revenues decreased to 15% in the second quarter of Fiscal 2017, compared to 20% in the second quarter of Fiscal 2016. Our Canadian operations continued to see positive improvement in gross profit, which was offset primarily by the decline in gross profit in various domestic operations.

Margins continued to be negatively impacted by our reduced volume as a result of weak oil and gas market conditions, competitive pricing pressures and increased volume from our transit projects, which typically have lower margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 16%, or $3.0 million, to $16.0 million during the second quarter of Fiscal 2017, compared to the second quarter of Fiscal 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our reduced project backlog and adverse market outlook. Selling, general and administrative expenses, as a percentage of revenues, increased to 15% during the second quarter of Fiscal 2017, compared to 12% during the second quarter of Fiscal 2016, primarily due to the reduction in revenue quarter over quarter.

Restructuring and Separation Costs
In the second quarter of Fiscal 2017, we incurred $0.8 million in restructuring and separation costs as we continue to reduce our overall cost structure to better align our costs with future production requirements. In the second quarter of Fiscal 2016, we incurred approximately $3.3 million of separation costs due to the restructuring of our senior management team and a reduction in our work force.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $1.3 million in the second quarter of Fiscal 2017, compared to an income tax provision of $0.7 million in the second quarter of Fiscal 2016.  The effective tax rate for the second quarter of Fiscal 2017 was 62% compared to an effective tax rate of 12% in the second quarter of Fiscal 2016. The effective tax rates for the second quarter of Fiscal 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

Net income (Loss)
In the second quarter of Fiscal 2017, we recorded a loss of $0.8 million, or $0.07 per diluted share compared to income of $5.6 million, or $0.49 per diluted share, in the second quarter of Fiscal 2016. Our decrease in selling, general and administrative expenses and restructuring and separation costs in the second quarter of Fiscal 2017 partially offset the reduction in revenue and gross profit compared to the second quarter of Fiscal 2016, as our project backlog has declined due to depressed market conditions, primarily in our core oil, gas and petrochemical markets.

Backlog
The order backlog at March 31, 2017 was $227.9 million, which declined from $291.4 million at September 30, 2016.  New orders declined during the second quarter of Fiscal 2017 to $62.0 million, compared to $116.9 million in the second quarter of Fiscal 2016, primarily due to lower demand from our customers in our core oil, gas and petrochemical markets.
Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2016 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 29% or $87.2 million, to $215.0 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 24%, or $51.1 million, to $161.2 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, and international revenues decreased by 40% or $36.2 million, to $53.9 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. This reduction in revenue year over year was driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased by 37%, or $85.5 million, to $142.6 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Revenues from public and private utilities decreased by 41%, or $22.6 million, to $32.5 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. Revenues from municipal and transit projects increased by 111%, or $21.0 million, to $39.9 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016 due to the timing of transit projects and our ability to ramp up across various facilities to meet our customer schedules.

Gross profit for the six months ended March 31, 2017 decreased by 42%, or $22.4 million, to $30.8 million, compared to the six months ended March 31, 2016, primarily due to the decrease in revenues.  Gross profit as a percentage of revenues decreased to 14% for the six months ended March 31, 2017, compared to 18% for the six months ended March 31, 2016. Our Canadian operations experienced an increase in gross profit, which was offset primarily by the decline in gross profit from our domestic operations. Margins were negatively impacted primarily by our reduced volume as a result of weak oil and gas market conditions, competitive pricing pressure and increased volume from our transit projects, which typically have lower margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 18%, or $6.7 million, to $31.7 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our reduced project backlog and adverse market outlook. Selling, general and administrative expenses, as a percentage of revenues, increased to 15% for the six months ended March 31, 2017, compared to13% for the six months ended March 31, 2016, primarily due to the reduction in revenue discussed above.

Restructuring and Separation Costs
For the six months ended March 31, 2017, we incurred $0.8 million in restructuring and separation costs as we continue to reduce our overall cost structure to better align our costs with future production requirements. For the six months ended March 31, 2016, we incurred $7.1 million of separation costs due to workforce reductions, as well as the departure of our former Chief Executive Officer in December 2015.
Income Tax Benefit
We recorded an income tax benefit of $2.8 million for the six months ended March 31, 2017, compared to an income tax benefit of $0.3 million for the six months ended March 31, 2016.  The effective tax rate for the six months ended March 31, 2017 was 71% compared to a 7% benefit for six months ended March 31, 2016. The effective tax rates for the six months ended March 31, 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. A discrete item related to the closing of an IRS audit recorded in the first quarter of Fiscal 2017 also favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit (R&D Tax Credit). Additionally, the effective tax rate for the six months ended March 31, 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit.

Net income (Loss)
For the six months ended March 31, 2017, we recorded a loss of $1.1 million, or $0.10 per diluted share compared to income of $5.1 million, or $0.45 per diluted share, for the six months ended March 31, 2016. Our decrease in selling, general and administrative costs in the six months ended March 31, 2017, partially offset the reduction in revenue and gross profit compared to the six months ended March 31, 2016 as our project backlog has declined due to depressed market conditions, primarily in our core oil, gas and petrochemical markets.

Backlog
The order backlog at March 31, 2017 was $227.9 million, which declined from $291.4 million at September 30, 2016.  New orders declined during the six months ended March 31, 2017 to $152.8 million, compared to $218.6 million for the six months ended March 31, 2016, primarily due to lower demand from our customers in our core oil, gas and petrochemical markets.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments increased to $108.3 million at March 31, 2017, compared to $97.7 million at September 30, 2016.  As of March 31, 2017, current assets exceeded current liabilities by 3.2 times and our debt to total capitalization was 0.61%.
We have a $75.0 million revolving credit facility in the U.S. As of March 31, 2017, there were no amounts borrowed under this line of credit. We also have a $7.5 million revolving credit facility in Canada, and as of March 31, 2017 there were no amounts borrowed under this line of credit. Total letters of credit outstanding under our U.S. credit facility, which reduce our availability, were $21.4 million at March 31, 2017 and $26.8 million at September 30, 2016. There were no letters of credit outstanding under the Canadian revolving credit facility at March 31, 2017 or September 30, 2016. Amounts available at March 31, 2017 under the U.S. and Canadian revolving credit facilities were $53.6 million and $7.5 million, respectively.  Total long-term debt, including current maturities, totaled $2.0 million at March 31, 2017, compared to $2.4 million at September 30, 2016. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $34 million of our cash and short-term investments at March 31, 2017 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations.  In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
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
Operating Activities
Cash provided by operating activities decreased to $19.7 million for the six months ended March 31, 2017, compared to cash provided by operating activities of $25.2 million during the same period in Fiscal 2016. This decrease in operating cash flow in the six months ended March 31, 2017 was primarily from increased incentive compensation payments in the first quarter of Fiscal 2017 and the reduction in earnings year over year, offset by reductions in accounts receivable due to lower project activity. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash used in investing activities during the six months ended March 31, 2017 totaled $16.6 million compared to $1.1 million during the same period in Fiscal 2016.  For the six months ended March 31, 2017, we invested $14.9 million in short-term investments and spent approximately $1.7 million on purchases of plant and equipment.
Financing Activities
Net cash used in financing activities was $6.7 million for the six months ended March 31, 2017 and $10.9 million during the same period in Fiscal 2016.  This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.
Share Repurchase Program
On December 17, 2014, our Board of Directors authorized a share repurchase program which allowed us to repurchase up to $25 million of our outstanding stock.  The purchases were made from time to time in the open market through Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations.  The repurchase of shares was funded from cash on hand and cash provided by operating activities.  The Repurchase Program expired on December 31, 2015.  As of December 31, 2015, we had purchased 806,018 shares at an aggregate cost of $25 million under the Repurchase Program. The average purchase price per share since inception of the program was $31.02.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Unfavorable oil and gas commodity price levels have caused, and may continue to cause, our customers to change their strategies or delay or cancel planned projects. The reduction in available projects across the markets we serve has increased market price pressures during this downward market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and will continue to negatively impact, our backlog, revenues and operating results. It is difficult to predict the duration of the current depressed market cycle.
Our operating results have been, and may continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and may continue to have, a negative impact on the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. If our core oil, gas and petrochemical markets remain depressed, or decline further, our project backlog could continue to decline and negatively impact our operations. In response to our reduced project backlog and depressed market outlook, we took steps in Fiscal 2016, and have taken additional actions in Fiscal 2017, to reduce our overall cost structure and better align our costs with future production requirements. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. However, these actions will not be sufficient to avoid operating losses in the near-term and we expect to report a net loss in Fiscal 2017.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2017, our realized foreign exchange gains were $0.4 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $25.5 million as of March 31, 2017, an increase of $1.7 million compared to September 30, 2016. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 3, 2017	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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