Form 10-Q
period 2017-06-30
POWELL INDUSTRIES INC
filed 2017-08-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 4, 2017, there were 11,428,638 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$32,484	$97,720
Short-term investments	55,364	—
Restricted cash	15,485	—
Accounts receivable, less allowance for doubtful accounts of $90 and $811	77,547	101,048
Costs and estimated earnings in excess of billings on uncompleted contracts	46,127	66,106
Inventories	19,028	26,521
Income taxes receivable	7,544	1,713
Deferred income taxes	4,061	4,006
Prepaid expenses	2,293	4,569
Other current assets	386	2,457
Total Current Assets	260,319	304,140
Property, plant and equipment, net	138,664	144,977
Restricted cash	9,816	—
Goodwill and intangible assets, net	1,822	2,059
Other assets	13,708	11,340
Total Assets	$424,329	$462,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	25,218	34,985
Accrued salaries, bonuses and commissions	14,106	22,550
Billings in excess of costs and estimated earnings on uncompleted contracts	41,882	43,974
Accrued product warranty	3,332	4,639
Income taxes payable	1,084	1,459
Other accrued expenses	4,000	8,212
Deferred credit ─ short term (Note D)	1,015	2,029
Total Current Liabilities	91,037	118,248
Long-term debt, net of current maturities	1,600	2,000
Deferred compensation	5,073	4,840
Deferred income taxes	—	138
Other long-term liabilities	1,519	1,466
Deferred credit ─ long term (Note D)	—	507
Total Liabilities	99,229	127,199
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,234,656 and 12,199,511 shares issued, respectively	122	122
Additional paid-in capital	53,909	52,003
Retained earnings	318,712	331,959
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(22,644)	(23,768)
Total Stockholders' Equity	325,100	335,317
Total Liabilities and Stockholders' Equity	$424,329	$462,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues	$85,927	$133,207	$300,948	$435,450
Cost of goods sold	76,873	105,922	261,073	354,921
Gross profit	9,054	27,285	39,875	80,529

Selling, general and administrative expenses	14,761	19,362	46,453	57,787
Research and development expenses	1,726	1,640	4,818	5,453
Amortization of intangible assets	87	89	263	263
Restructuring and separation costs	—	647	840	7,703
Operating income (loss)	(7,520)	5,547	(12,499)	9,323

Other income	(507)	(507)	(1,522)	(1,522)
Interest expense	41	38	122	112
Interest income	(156)	(42)	(287)	(113)
Income (loss) before income taxes	(6,898)	6,058	(10,812)	10,846

Income tax provision (benefit)	(3,683)	1,164	(6,469)	844

Net income (loss)	$(3,215)	$4,894	$(4,343)	$10,002

Income (loss) per share:
Basic	$(0.28)	$0.43	$(0.38)	$0.88
Diluted	$(0.28)	$0.43	$(0.38)	0.87

Weighted average shares:
Basic	11,463	11,397	11,449	11,387
Diluted	11,463	11,473	11,449	11,435

Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(3,215)	$4,894	$(4,343)	$10,002
Foreign currency translation adjustments	2,849	(1,292)	1,124	722
Comprehensive income (loss)	$(366)	$3,602	$(3,219)	$10,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2017	2016
Operating Activities:
Net income (loss)	$(4,343)	$10,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,218	9,801
Amortization	263	263
Stock-based compensation	2,304	4,235
Bad debt expense (recovery)	(226)	221
Deferred income taxes	(915)	1,463
Gain on amended supply agreement	(1,522)	(1,522)
Cash received from amended supply agreement	2,333	2,333
Changes in operating assets and liabilities:
Accounts receivable, net	23,847	13,455
Costs and billings in excess of estimated earnings on uncompleted contracts	17,861	25,337
Inventories	7,519	4,639
Prepaid expenses and other current assets	(3,809)	597
Accounts payable and income taxes payable	(10,002)	(11,282)
Accrued liabilities	(14,017)	2,310
Other, net	(1,387)	(52)
Net cash provided by operating activities	27,124	61,800
Investing Activities:
Proceeds from sale of property, plant and equipment	11	122
Purchases of short-term investments	(60,018)	—
Maturities of short-term investments	4,654	—
Changes in restricted cash	(25,301)	—
Purchases of property, plant and equipment	(2,520)	(2,000)
Net cash used in investing activities	(83,174)	(1,878)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(398)	(1,000)
Purchase of treasury shares	—	(3,740)
Dividends paid	(8,904)	(8,882)
Net cash used in financing activities	(9,702)	(14,022)
Net increase (decrease) in cash and cash equivalents	(65,752)	45,900
Effect of exchange rate changes on cash and cash equivalents	516	(118)
Cash and cash equivalents, beginning of period	97,720	43,569
Cash and cash equivalents, end of period	$32,484	$89,351

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, self-insurance, warranty accruals, liquidated damages and income taxes. The amounts recorded for insurance claims, warranties, legal, liquidated damages, income taxes and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
For the three and nine months ended June 30, 2017, our operating loss was positively impacted by $3.6 million and $7.4 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective periods. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during these periods.
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

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This amendment is effective for annual reporting periods beginning after December 15, 2016, which would be our fiscal year ending September 30, 2018. We have no plans for early adoption. We are still evaluating this new amendment, but we do not expect it to have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020. We plan to adopt this new standard beginning in Fiscal 2018, and do not expect it to have a material impact on our consolidated financial position or results of operations.

In November 2016, the FASB issued new standards on the statement of cash flows and restricted cash that change the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These standards are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which would be our fiscal year ending September 30, 2019. We have no plans for early adoption. We are still evaluating these new standards, but we do not expect them to have a material impact on our consolidated financial position or results of operations.

In May 2017, the FASB issued a new topic on modification accounting with regards to stock based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The standard is effective for annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending September 30, 2018. We do not expect this topic to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(3,215)	$4,894	$(4,343)	$10,002
Denominator:
Weighted average basic shares	11,463	11,397	11,449	11,387
Dilutive effect of restricted stock units	—	76	—	48
Weighted average diluted shares with assumed conversions	11,463	11,473	11,449	11,435
Net income (loss) per share:
Basic	$(0.28)	$0.43	$(0.38)	$0.88
Diluted	$(0.28)	$0.43	$(0.38)	$0.87

For the quarter and nine months ended June 30, 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$310	$976	$811	$746
Bad debt expense (recovery)	(129)	(118)	(226)	221
Uncollectible accounts written off, net of recoveries	(92)	16	(493)	(98)
Change due to foreign currency translation	1	(3)	(2)	2
Balance at end of period	$90	$871	$90	$871

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2017	September 30, 2016
Raw materials, parts and subassemblies, net	$18,244	$25,525
Work-in-progress	784	996
Total inventories	$19,028	$26,521

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30, 2017	September 30, 2016
Costs incurred on uncompleted contracts	$1,025,641	$1,088,921
Estimated earnings	334,072	350,125
	1,359,713	1,439,046
Less: Billings to date	(1,355,468)	(1,416,914)
Net underbilled position	$4,245	$22,132
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,127	$66,106
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,882)	(43,974)
Net underbilled position	$4,245	$22,132

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$3,649	$4,787	$4,639	$4,930
Increase to warranty expense	593	1,174	1,313	3,332
Deduction for warranty charges	(949)	(1,206)	(2,618)	(3,481)
Change due to foreign currency translation	39	(26)	(2)	(52)
Balance at end of period	$3,332	$4,729	$3,332	$4,729

D. GOODWILL AND INTANGIBLE ASSETS
Our intangible assets consist of goodwill, which is not being amortized, and purchased technology, which is amortized over its estimated useful life.  Intangible assets balances, subject to amortization, at June 30, 2017 and September 30, 2016 consisted of the following (in thousands):

	June 30, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(10,930)	$819	$11,749	$(10,693)	$1,056

Amortization of intangible assets was $0.3 million for the nine months ended June 30, 2017 and 2016.

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE). In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of their requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products).  In connection with the acquisition, we recorded an intangible asset related to this supply agreement.  On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014. In return, GE paid us $10.0 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, beginning March 2015. The final balance of $2.3 million was received in April 2017. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $1.5 million for the nine months ended June 30, 2017 and 2016. As of June 30, 2017, there is approximately $1.0 million remaining in the deferred credit balance.

E. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2017	September 30, 2016
Industrial development revenue bonds	$2,000	$2,400
Less current portion	(400)	(400)
Total long-term debt	$1,600	$2,000
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit. In June 2017, we entered into the Third Amendment to the Credit Agreement (the Third Amendment). The Third Amendment, among other things, (i) extended the Maturity Date from December 2018 to June 2022; (ii) amended the definition of Applicable Rate by (a) providing that Pricing Level I shall apply when a Cash Collateral Period (described below) is in effect and that Pricing Level II shall apply when no Cash Collateral Period is in effect, (b) decreasing the Letter of Credit Fee percentage for Pricing Level I from 1.00% to 0.875% and (c) increasing the Commitment Fee percentage for both Pricing Level I and Pricing Level II from 0.1875% to 0.20%; (iii) added a new requirement that during a Cash Collateral Period we maintain a cash balance in a pledged cash collateral account equal to at least 102% of the Outstanding Amount of Revolving Loans and Letter of Credit Obligations and (iv) modified the Financial Covenants by requiring that, during any Cash Collateral Period, the Consolidated Current Ratio be no less than 1.10 to 1.0. Price Level 3 has been removed and our ability to pay dividends remains subject to financial covenant restrictions.

Generally, a Cash Collateral Period under the Third Amendment is defined as a fiscal quarter during which we have pledged our cash collateral account to the Administrative Agent. A Cash Collateral Period will terminate on the last day of the fiscal quarter in which we satisfy the Level II Pricing Covenants set forth in the Third Amendment for two consecutive fiscal quarters. If we are not in compliance with the Level II Pricing Covenants, we are subject to Level I Pricing Covenants.

The Cash Collateral Period was in effect as of June 30, 2017, therefore we placed $25.3 million in a pledged cash collateral account, which was 102% of our outstanding letters of credit as of June 30, 2017. The cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet as of June 30, 2017.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate. The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. We had $24.6 million of outstanding letters of credit under the U.S. Revolver at June 30, 2017.
There were no borrowings outstanding under the U.S. Revolver as of June 30, 2017. Amounts available under the U.S. Revolver were $50.4 million at June 30, 2017. The U.S. Revolver expires on June 27, 2022.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. As of June 30, 2017, we were in compliance with all of the financial covenants of the U.S. Revolver.
Canadian Revolver
We had a $7.7 million credit agreement with a major international bank in Canada (the Canadian Revolver) to provide working capital support and letters of credit for our operations in Canada. There were no borrowings or outstanding letters of credit under the Canadian Revolver as of June 30, 2017 and therefore subsequent to June 30, 2017, we canceled the Canadian Revolver. We believe that the cash available in Canada and the U.S. should be sufficient to fund our Canadian operations for the foreseeable future.
Industrial Development Revenue Bonds

We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2017. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.05% as of June 30, 2017.

F. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Surety Bonds
Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $24.6 million as of June 30, 2017. We also had surety bonds totaling $221.7 million that were outstanding, with additional bonding capacity of $528.3 million available, at June 30, 2017.
We have a $6.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2017, we had outstanding guarantees totaling $4.2 million under this Facility Agreement and amounts available under this Facility Agreement were $2.3 million.  This facility expires in May 2018. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of June 30, 2017, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of June 30, 2017, our exposure to possible liquidated damages was $6.8 million, of which approximately $1.5 million is probable.  Based on our actual or projected failure to meet these various contractual commitments, $1.5 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for a full description of our existing stock-based compensation plans.

Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company.  The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. These grants vest over a three-year period from their date of issuance.  Sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment.  The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At June 30, 2017, there were 194,537 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the nine months ended June 30, 2017 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2016	159,988	$43.12
Granted	62,100	39.57
Vested	(27,551)	39.08
Outstanding at June 30, 2017	194,537	$42.56

During the nine months ended June 30, 2017 and 2016, we recorded compensation expense of $1.7 million and $3.7 million, respectively, related to the RSUs.  The higher compensation expense recorded in the nine months ended June 30, 2016 was primarily due to the early vesting of shares associated with executive separation costs, see Note J.
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
During the nine months ended June 30, 2017 and 2016, we recorded compensation expense of $0.6 million, respectively, related to restricted stock grants.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2017
Assets:
Cash equivalents	$336	$—	$—	$336
Short-term investments	55,364	—	—	55,364
Restricted cash	25,301	—	—	25,301
Deferred compensation	793	5,445	—	6,238
Liabilities:
Deferred compensation	—	4,734	—	4,734
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
Restricted Cash – Restricted cash represents a pledged cash collateral balance which is required under our recently amended credit agreement. We have classified this balance as non-current on the balance sheet. See Note E for further discussion on restricted cash.
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
Industrial Development Revenue Bonds– The fair value of our long-term debt depends primarily on the coupon rate of our industrial development revenue bonds.  The carrying value of our long-term debt at June 30, 2017, approximates fair value based on the current coupon rate of the bonds, which is reset weekly. It is classified as a Level 2 input in the fair value measurement hierarchy as there is an active market for the trading of these industrial development revenue bonds.
There were no transfers between levels within the fair value measurement hierarchy during the three months ended June 30, 2017.

I. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$(6,898)	$6,058	$(10,812)	$10,846

Income tax provision (benefit)	(3,683)	1,164	(6,469)	844

Net income (loss)	$(3,215)	$4,894	$(4,343)	$10,002

Effective tax rate	53%	19%	60%	8%

We recorded an income tax benefit of $3.7 million in the third quarter of Fiscal 2017, compared to an income tax provision of $1.2 million in the third quarter of Fiscal 2016. The effective tax rate for the third quarter of Fiscal 2017 was 53% compared to an effective tax rate of 19% in the third quarter of Fiscal 2016. The effective tax rates for the third quarter of Fiscal 2017 and 2016 were favorably impacted by the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. In addition, the effective tax rate for the third quarter of Fiscal 2017 was favorably impacted by discrete items recognized during the quarter, primarily related to the Research and Development Tax Credit (R&D Tax Credit).

We recorded an income tax benefit of $6.5 million for the nine months ended June 30, 2017, compared to an income tax provision of $0.8 million for the nine months ended June 30, 2016. The effective tax rate was 60% for the nine months ended June 30, 2017 compared to 8% for the nine months ended June 30, 2016. The effective tax rates for the nine months ended June 30, 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. Additionally, the effective tax rates for the nine months ended June 30, 2017 and 2016 were favorably impacted by discrete items recognized, primarily related to the R&D Tax Credit in the amounts of $0.9 million and $0.8 million, respectively.

J. RESTRUCTURING AND SEPARATION COSTS
We did not incur any restructuring costs in the third quarter of Fiscal 2017. However, in the third quarter of Fiscal 2016, we incurred approximately $0.4 million of separation costs as we continued to align our workforce with future production requirements, with another approximately $0.3 million of restructuring costs related to a leased Canadian facility that we exited in the third quarter of Fiscal 2015.
For the nine months ended June 30, 2017, we incurred $0.8 million of restructuring costs as we continued to reduce our overall cost structure to better align our costs with future production requirements. For the nine months ended June 30, 2016, we incurred approximately $7.7 million due to the realignment of our senior management team and workforce reductions.

K. SUBSEQUENT EVENTS
On August 8, 2017, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 13, 2017 to shareholders of record at the close of business on August 23, 2017.

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
The markets in which we participate are capital intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements and projects typically take a number of months to produce. Schedules may change during the course of any particular project and our operating results can therefore be impacted by factors outside of our control. Due to the significant decline in oil and gas prices from late 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. As a result, our project backlog has declined, and may continue to decline, which may further negatively impact our operations. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016, and have taken additional actions in Fiscal 2017, to reduce our overall cost structure and better align our costs with future production requirements.
Results of Operations
Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 35%, or $47.3 million, to $85.9 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 41%, or $38.9 million, to $55.1 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016, and international revenues decreased by 21%, or $8.4 million, to $30.8 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016. This reduction in geographic revenues year over year was driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased by 52%, or $51.7 million, to $48.0 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities increased by 25%, or $5.7 million, to $28.5 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016. Revenues from municipal and transit projects decreased by 12%, or $1.2 million, to $9.5 million in the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016. The decrease in municipal and transit revenues is primarily due to the timing of projects.
Gross profit for the third quarter of Fiscal 2017 decreased by 67%, or $18.2 million, to $9.1 million, compared to the third quarter of Fiscal 2016, primarily due to lower revenues resulting in underutilization of our manufacturing facilities and increased market price pressures.  Gross profit as a percentage of revenues decreased to 11% in the third quarter of Fiscal 2017, compared to 20% in the third quarter of Fiscal 2016 due to the reduction in revenues, underutilization of our manufacturing facilities and market price pressures, partially offset by favorable project execution. However, we continue to see improvement in gross profit margins from project execution as we close out certain projects resulting in changes in contract estimates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 24%, or $4.6 million, to $14.8 million during the third quarter of Fiscal 2017, compared to the third quarter of Fiscal 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our adverse market outlook and lower incentive compensation expenses. Selling, general and administrative expenses, as a percentage of revenues, increased to 17% during the third quarter of Fiscal 2017, compared to 15% during the third quarter of Fiscal 2016, primarily due to the reduction in revenue quarter over quarter.

Restructuring and Separation Costs
We did not incur any restructuring costs in the third quarter of Fiscal 2017. However, in the third quarter of Fiscal 2016, we incurred approximately $0.4 million of separation costs as we continued to align our workforce with future production requirements, with another approximately $0.3 million of restructuring costs related to a leased Canadian facility that we exited in the third quarter of Fiscal 2015.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $3.7 million in the third quarter of Fiscal 2017, compared to an income tax provision of $1.2 million in the third quarter of Fiscal 2016. The effective tax rate for the third quarter of Fiscal 2017 was 53% compared to an effective tax rate of 19% in the third quarter of Fiscal 2016. The effective tax rates for the third quarter of Fiscal 2017 and 2016 were favorably impacted by the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. In addition, the effective tax rate for the third quarter of Fiscal 2017 was favorably impacted by discrete items recognized during the quarter, primarily related to the Research and Development Tax Credit (R&D Tax Credit).

Net income (Loss)
In the third quarter of Fiscal 2017, we recorded a loss of $3.2 million, or $0.28 per diluted share compared to income of $4.9 million, or $0.43 per diluted share, in the third quarter of Fiscal 2016. The reduction in revenue and gross profit compared to the third quarter of Fiscal 2016 was due to a decline in project backlog due to weak market conditions and competitive pricing pressures, primarily in our core oil, gas and petrochemical markets.

Backlog
The order backlog at June 30, 2017 was $232.9 million, which declined from $291.4 million at September 30, 2016.  New orders increased during the third quarter of Fiscal 2017 to $90.7 million, compared to $88.1 million in the third quarter of Fiscal 2016.
Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 31% or $134.5 million, to $300.9 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 29%, or $89.9 million, to $216.3 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, and international revenues decreased by 34% or $44.6 million, to $84.7 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. This reduction in geographic revenues year over year was driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased by 42%, or $137.3 million, to $190.6 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities decreased by 22%, or $16.9 million, to $61.0 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. The decrease in utility revenues was primarily due to the timing of projects. Revenues from municipal and transit projects increased by 67%, or $19.7 million, to $49.4 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.
Gross profit for the nine months ended June 30, 2017 decreased by 50%, or $40.7 million, to $39.9 million, compared to the nine months ended June 30, 2016, primarily due to the decrease in revenues.  Gross profit as a percentage of revenues decreased to 13% for the nine months ended June 30, 2017, compared to 18% for the nine months ended June 30, 2016. We continue to see improvements in gross profit margins from our Canadian operations and from project execution as we close out certain projects resulting in changes in contract estimates. Margins continued to be negatively impacted by our reduced volume as a result of weak oil and gas market conditions, competitive pricing pressures and increased volume from our municipal transit projects, which typically have lower margins.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 20%, or $11.3 million, to $46.5 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our reduced project backlog and adverse market outlook and reductions in incentive compensation. Selling, general and administrative expenses, as a percentage of revenues, increased to 15% for the nine months ended June 30, 2017, compared to 13% for the nine months ended June 30, 2016, primarily due to the reduction in revenue discussed above.

Restructuring and Separation Costs
For the nine months ended June 30, 2017, we incurred $0.8 million in restructuring and separation costs as we continue to reduce our overall cost structure to better align our costs with future production requirements. For the nine months ended June 30, 2016, we incurred $7.7 million of separation costs due to the realignment of our senior management team and workforce reductions.
Income Tax Benefit
We recorded an income tax benefit of $6.5 million for the nine months ended June 30, 2017, compared to an income tax provision of $0.8 million for the nine months ended June 30, 2016.  The effective tax rate for the nine months ended June 30, 2017 was 60% compared to 8% for nine months ended June 30, 2016. The effective tax rates for the nine months ended June 30, 2017 and 2016 were favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. Additionally, the effective tax rates for the nine months ended June 30, 2017 and 2016 were favorably impacted by discrete items recognized, primarily related to the R&D Tax Credit in the amounts of $0.9 million and $0.8 million, respectively.

Net income (Loss)
For the nine months ended June 30, 2017, we recorded a loss of $4.3 million, or $0.38 per diluted share compared to income of $10.0 million, or $0.87 per diluted share, for the nine months ended June 30, 2016. The reduction in revenue and gross profit compared to the nine months ended June 30, 2016 was due to a decline in our project backlog due to depressed market conditions and competitive pricing pressures, primarily in our core oil, gas and petrochemical markets.

Backlog
The order backlog at June 30, 2017 was $232.9 million, which declined from $291.4 million at September 30, 2016.  New orders declined during the nine months ended June 30, 2017 to $243.5 million, compared to $306.7 million for the nine months ended June 30, 2016, primarily due to lower demand from our customers in our core oil, gas and petrochemical markets.

Liquidity and Capital Resources
As of June 30, 2017, current assets exceeded current liabilities by 2.9 times and our debt to total capitalization was 0.61%.
Cash, cash equivalents and short-term investments decreased to $87.8 million at June 30, 2017, compared to $97.7 million at September 30, 2016. In addition, at June 30, 2017, we had cash of $25.3 million held in a pledged collateral account related to our amended credit agreement. As of September 30, 2016, we did not have any cash balances classified as restricted. For further information regarding this amended credit agreement, see Note E of Notes to Condensed Consolidated Financial Statements.
We have a $75.0 million revolving credit facility in the U.S. As of June 30, 2017, there were no amounts borrowed under this line of credit. Total letters of credit outstanding under our U.S. credit facility, which reduce our availability, were $24.6 million at June 30, 2017 and $26.8 million at September 30, 2016. The amount available under the U.S. revolving credit facility at June 30, 2017 was $50.4 million. Total long-term debt, including current maturities, totaled $2.0 million at June 30, 2017, compared to $2.4 million at September 30, 2016. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $33 million of our cash and short-term investments at June 30, 2017 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.

We believe that cash and short-term investments available and borrowing capacity under our existing credit facility should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Operating Activities
Cash provided by operating activities decreased to $27.1 million for the nine months ended June 30, 2017, compared to cash provided by operating activities of $61.8 million during the same period in Fiscal 2016. This decrease in operating cash flow in the nine months ended June 30, 2017 was primarily from the reduction in earnings year over year, partially offset by reductions in accounts receivable and project billings due to lower project activity. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash used in investing activities during the nine months ended June 30, 2017 totaled $83.2 million compared to $1.9 million during the same period in Fiscal 2016.  For the nine months ended June 30, 2017, our net short-term investment activity was $55.4 million and we spent approximately $2.5 million on purchases of plant improvements and equipment. Additionally, we transferred approximately $25 million to restricted cash as it is pledged to secure 102% of our outstanding letters of credit under our U.S. revolving credit facility.
Financing Activities
Net cash used in financing activities was $9.7 million for the nine months ended June 30, 2017 and $14.0 million during the same period in Fiscal 2016. This reduction was primarily due to the completion of our share repurchase program in December 2015 discussed below.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Unfavorable oil and gas commodity price levels have caused, and may continue to cause, our customers to change their investment strategies or delay or cancel planned projects. The reduction in available projects across the markets we serve has increased price pressures during this downward market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and will continue to negatively impact, our backlog, revenues and operating results. It is difficult to predict the duration of the current depressed market cycle.
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
We believe that our strong working capital position, cash available, low debt position and borrowing capacity under our existing credit facility should be sufficient to finance future operating activities, research and development initiatives, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2017, our realized foreign exchange gains were $0.3 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $22.6 million as of June 30, 2017, a decrease of $1.1 million compared to September 30, 2016. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

We do not currently hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we decide to borrow under our credit facility, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.
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
Third Amendment to Credit Agreement, dated June 27, 2017, between Powell Industries, Inc., the subsidiaries of Powell named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed June 30, 2017 and incorporated herein by reference).

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
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
Third Amendment to Credit Agreement, dated June 27, 2017, between Powell Industries, Inc., the subsidiaries of Powell named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed June 30, 2017 and incorporated herein by reference).

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