Form 10-K
period 2017-09-30
POWELL INDUSTRIES INC
filed 2017-12-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $394 million as of March 31, 2017, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more are considered to be “affiliates.”
At December 1, 2017, there were 11,428,638 outstanding shares of the registrant’s common stock, par value $0.01 per share.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement for the 2018 annual meeting of stockholders to be filed not later than 120 days after September 30, 2017, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS
Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include, among other things, adverse business or market conditions, our ability to meet our customers’ scheduling requirements, our customers’ financial conditions and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, availability of skilled labor force, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

PART I

Item 1. Business
Overview
Powell Industries, Inc. was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada company was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. We are headquartered in Houston, Texas, and our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc. and Powell Industries International, B.V.
Our website is powellind.com. We make available, free of charge on or through our website, copies of this Annual Report on Form 10-K and other reports, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Additionally, all of our reports filed with the SEC are available via their website at http://www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549.
We develop, design, manufacture and service custom-engineered products and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. standards (ANSI) and international standards (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the engineering, procurement and construction (EPC) firms contracted by those end users.
References to Fiscal 2017, Fiscal 2016 and Fiscal 2015 used throughout this Annual Report relate to our fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Revenues from customers located in the United States of America (U.S.) accounted for approximately 71%, 72% and 72% of our consolidated revenues for Fiscal 2017, 2016 and 2015, respectively. Revenues from customers located in Canada accounted for approximately 12%, 14% and 15% of consolidated revenues for Fiscal 2017, 2016 and 2015, respectively. Approximately 60% of our long-lived assets were located in the U.S. at September 30, 2017, with 37% of long-lived assets located in Canada and 3% of long-lived assets located in the United Kingdom (U.K.). Detailed geographic information is included in Note L of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Customers and Markets
Our principal customers are sophisticated users of large amounts of electrical energy that typically require a complex combination of electrical components and systems. These customers and their industries include oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets.
Products and services are principally sold directly to the end user or to an EPC firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers, governmental agencies, markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in revenues and gross profits.
Due to the nature and timing of large projects, a significant percentage of revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer which would be material to that facility. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2017, Fiscal 2016 or Fiscal 2015.
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
We believe our products and services, integration capabilities, technical and project management strengths, application engineering expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and our financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. Our principal competitors include ABB, Eaton, General Electric Company, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with which we also have long and established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
Backlog
Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Our backlog at September 30, 2017 totaled $250.1 million compared to $291.4 million at September 30, 2016. Backlog declined primarily due to lower demand in our core oil, gas and petrochemical markets. We anticipate that approximately $235.3 million of Fiscal 2017 ending backlog will be fulfilled during our fiscal year ending September 30, 2018. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.
Raw Materials and Suppliers
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 47% of revenues in both Fiscal 2017 and Fiscal 2016 and 46% in Fiscal 2015. Unanticipated changes in material requirements, disruptions in supplies or price increases could impact production costs and affect our consolidated results of operations.
Our supply base for certain key components and raw materials is limited. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. We have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years.
Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2017, 2016 or 2015.

Employees
At September 30, 2017, we had 1,841 full-time employees located primarily in the U.S., Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good.
Intellectual Property
While we are the holder of various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks actually occur, our business, financial condition, cash flows, liquidity and results of operations could be negatively impacted and we may not be able to achieve our quarterly, annual or long-range plans. Additional risks and uncertainties not known to us or not described below may also negatively impact our business and results of operations. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements,” above.
Our business is largely dependent on customers in the oil and gas markets and we are adversely impacted by extended periods of low oil or gas prices, which decrease our customers’ spending, the demand for our products and services and the prices we are able to charge. This has had, and may continue to have, an adverse effect on our future operating results.
Oil and gas prices, while improving somewhat in 2017, are still down from 2014 levels and are expected to remain volatile. This decline in oil and gas prices since 2014 has had a negative effect on our markets and led to the reduction of projects available and thus reduced our revenue and our backlog of projects. Unfavorable commodity prices have caused oil and gas companies to change their strategies, reduce project spending and delay and/or cancel projects. The price for oil and gas can be influenced by many factors, including global economic growth, inventory levels and supply and demand for these commodities. These factors could cause oil and gas prices to remain depressed or decrease further, which could result in a continued decrease in customer projects that could adversely impact our operations. Continued periods of reduced oil and gas prices will negatively impact our business and results of operations and could result in impairment losses on our long-lived assets.
Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services and could adversely impact our business and results of operations.
Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
We have a backlog of uncompleted contracts. Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. From time to time, projects are cancelled or modified and while we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the underutilization of our assets. Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future earnings.

The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized as work is performed and costs are incurred. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs or total labor dollars incurred to date compared to the total estimated costs or total labor dollars estimated at completion. The method used to determine the percentage of completion is typically the cost method, unless the labor method is a more accurate method of measuring the progress of the project. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to costs and revenues could have an adverse impact on our results of operations.
The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
Most of our customer contracts have schedule and performance obligation clauses that, if we fail to meet, could subject us to penalty provisions, liquidated damages or claims against the company or our outstanding letters of credit or performance bonds. In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct. Each individual contract defines the conditions under which the customer may make a claim against us. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have an adverse impact on our results of operations.
Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
Our material costs represented 47% of our consolidated revenues for Fiscal 2017. Unanticipated increases in raw material requirements or prices, as well as changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become adversarial.
Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively could adversely affect future revenues and have an adverse impact on our results of operations.
Our operations could be adversely impacted by the effects of government regulations.
Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities and the resulting decisions by customers and other industry participants could reduce demand for our products and services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and our efforts to prevent the use of such minerals. In our industry, conflict minerals are most commonly found in metals. As there may be only a limited number of suppliers offering "conflict free" metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are "conflict free."
Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our tax rate could have a material impact on our net income or loss and cash flow.
Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
Revenues with customers located outside of the U.S., including sales from our operations in the U.K. and Canada, accounted for approximately 29% of our consolidated revenues in Fiscal 2017. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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
Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We face significant competition for qualified personnel in our industry. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled and technical personnel. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
We are exposed to risks relating to the use of subcontractors on some of our projects.
We hire subcontractors to perform work on some projects and sometimes depend on third-party suppliers to provide equipment and materials necessary to complete or ship our products. If our subcontractors do not perform as expected for any reason, we may experience delays in completing work or experience additional costs. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. Any of these factors could adversely impact our business and results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
We could be named as a defendant in future legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery from our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our business and results of operations could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits.
Quality problems with our products could harm our reputation and erode our competitive position.
The success of our business depends upon the quality of our products and our relationships with customers. In the event that one of our products fails to meet our customers' standards, safety requirements or fails to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products, could adversely impact our business and results of operations.
A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.
Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss, telecommunications failures, cyber security attacks or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, cyber-attacks and other unauthorized access.These security breaches could result in a disruption to our operations or in legal claims or proceedings. A material network breach of our business systems could involve the theft of intellectual property, financial data, employee or customer data, which may be used by competitors. We rely on third-party systems which could also suffer operational system failure or cyber-attacks. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business or results of operations.
We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption and self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance, such as, but not limited to, environmental contamination or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits which could adversely impact our business and results of operations.
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
The occurrence of catastrophic events, ranging from natural disasters to health epidemics, to acts of war and terrorism, could disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays and/or cancellations of orders for raw materials from our suppliers which could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.
Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.
From time to time we may decide to enter new markets, build or lease additional facilities, expand our existing facilities or relocate or consolidate one or more of our operations. Increased costs and production delays arising from the staffing, relocation, expansion or consolidation of our facilities could adversely affect our business and results of operations.
Growth and product diversification through strategic acquisitions involves a number of risks.
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets that will enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing which may not be available on attractive terms, if at all or which may be restricted under the terms of our credit facilities or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
Because we are governed by Delaware law, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
In addition, provisions of our Certificate of Incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders might otherwise consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors.

Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risks factors described herein, the timing and cancellation of projects, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors which could reduce investor confidence. These factors could adversely affect our business and operating results, and the trading price of our common stock could decline significantly.
Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.
We are often required to provide our customers security for the performance of their projects in the form of surety bonds, letters of credit or other financial assurances. Our continued ability to obtain surety bonds, letters of credit or other financial assurances will depend on our capitalization, working capital, past performance. We are also dependent on the overall bonding capacity, pricing and terms available in the surety markets. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future. The restriction, reduction or termination of our surety bond agreements could limit our ability to bid on new opportunities or increase our letter of credit utilization in lieu of surety bonds, thereby reducing availability under our credit facilities, which could have an adverse impact on our business and results of operations.
Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.
Our credit agreement contains various financial covenants and restrictions, which are described in Note F of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent a modification or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, an assessment by our management of our internal control over financial reporting. Preparing our financial statements involves a number of complex processes, many of which are performed manually and are dependent upon individual data input or review. We are continually working to maintain and strengthen our internal controls over financial reporting, however, any system of controls has limitations, including the possibility of human error, the circumvention or overriding of controls and/or fraud. Our failure to maintain effective internal controls over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have an adverse impact on our business and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our principal manufacturing and fabrication facilities and periodically lease smaller facilities throughout the U.S., Canada and the U.K. Our facilities are generally located in areas that are readily accessible to materials and labor pools and are maintained in good condition. These facilities are expected to meet our needs for the foreseeable future.
Our principal locations as of September 30, 2017, are as follows:

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

	High	Low
Fiscal 2016:
First Quarter	$35.89	$25.99
Second Quarter	30.41	23.00
Third Quarter	39.47	26.22
Fourth Quarter	41.10	34.40
Fiscal 2017:
First Quarter	$46.68	$34.81
Second Quarter	40.00	30.86
Third Quarter	35.58	31.12
Fourth Quarter	33.47	27.28
As of December 1, 2017, the closing price of our common stock on the NASDAQ was $28.53 per share. As of December 1, 2017, there were 308 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.
See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.
Dividend Policy
In November 2013, our Board of Directors (the Board) elected to begin the payments of quarterly cash dividends. We paid $11.9 million and $11.8 million in dividends in Fiscal 2017 and Fiscal 2016, respectively. The Board anticipates declaring cash dividends in future quarters; however, there is no assurance as to future dividends or their amounts because they depend on future earnings, capital requirements, financial condition and debt covenants.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from October 1, 2012 to September 30, 2017, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; Electro Scientific Industries, Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2012, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2017	2016	2015	2014	2013
Statement of Operations:	(In thousands, except per share data)
Revenues	$395,911	$565,243	$661,858	$647,814	$640,867
Cost of goods sold	345,142	459,038	553,597	522,340	502,375
Gross profit	50,769	106,205	108,261	125,474	138,492
Selling, general and administrative expenses	61,524	74,924	76,801	87,756	79,707
Research and development expenses	6,906	6,731	6,980	7,608	7,615
Amortization of intangible assets	355	352	435	779	1,659
Restructuring and separation expenses	1,322	8,441	3,397	—	3,927
Operating income	(19,338)	15,757	20,648	29,331	45,584
Gain on settlement	—	—	—	—	(1,709)
Other income	(2,029)	(2,029)	(2,402)	(1,522)	—
Interest expense (net)	(390)	(7)	59	165	167
Income (loss) from continuing operations before income taxes	(16,919)	17,793	22,991	30,688	47,126
Income tax provision (benefit) (1)	(7,433)	2,283	13,552	11,068	7,387
Income (loss) from continuing operations	(9,486)	15,510	9,439	19,620	39,739
Income from discontinued operations, net of tax (2)	—	—	—	9,604	2,337
Net income (loss)	$(9,486)	$15,510	$9,439	$29,224	$42,076

Earnings (Loss) per share:
Continuing operations	$(0.83)	$1.36	$0.80	$1.63	$3.32
Discontinued operations	—	—	—	0.80	0.20
Basic earnings (loss) per share	$(0.83)	$1.36	$0.80	$2.43	$3.52

Continuing operations	$(0.83)	$1.36	$0.79	$1.62	$3.32
Discontinued operations	—	—	—	0.80	0.19
Diluted earnings (loss) per share	$(0.83)	$1.36	$0.79	$2.42	$3.51
(1) For an explanation of the effective tax rate for the last three fiscal years, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2) On January 15, 2014, we sold our wholly-owned subsidiary Transdyn Inc. to a global provider of electronic toll collection systems headquartered in Vienna, Austria.

	Years ended September 30,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments (3)	$95,188	$97,720	$43,569	$103,118	$107,411
Property, plant and equipment, net	139,420	144,977	154,594	156,896	144,495
Total assets	414,986	462,516	468,824	541,443	530,903
Long-term debt, including current maturities	2,000	2,400	2,800	3,200	3,616
Total stockholders' equity	321,296	335,317	333,262	371,097	355,226
Total liabilities and stockholders' equity	414,986	462,516	468,824	541,443	530,903
Dividends paid on common stock	11,875	11,845	12,358	11,998	—

(3) We also have current and non-current restricted cash totaling $24.9 million as of September 30, 2017. For further discussion on our restricted cash, see Note F of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Item 1A. Risk Factors” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Due to the significant decline in oil and gas prices from late 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. As a result, our revenues and project backlog have declined, and may continue to decline, which may further negatively impact our operations. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016, and have taken additional actions in Fiscal 2017, to reduce our overall cost structure and better align our costs with current and future production requirements.

Results of Operations
Twelve Months Ended September 30, 2017 Compared to Twelve Months Ended September 30, 2016
Revenue and Gross Profit
Revenues decreased 30%, or $169.3 million, to $395.9 million in Fiscal 2017, compared to Fiscal 2016, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased 31%, or $126.0 million, to $279.3 million and international revenues decreased 27%, or $43.4 million, to $116.6 million in Fiscal 2017, compared to Fiscal 2016. This reduction in geographic revenues year over year was primarily driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial customers decreased 39%, or $164.9 million, to $254.2 million in Fiscal 2017, compared to Fiscal 2016, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities decreased 17%, or $17.5 million, to $84.4 million in Fiscal 2017, compared to Fiscal 2016. Revenues from municipal and transit projects increased 30%, or $13.1 million, to $57.3 million in Fiscal 2017, compared to Fiscal 2016 due to the timing of certain projects.
Gross profit decreased 52%, or $55.4 million, to $50.8 million in Fiscal 2017, compared to Fiscal 2016. Gross profit as a percentage of revenues decreased to 13% in Fiscal 2017 compared to 19% in Fiscal 2016. Gross profit and margins continued to be negatively impacted by our reduced volume resulting in under absorption of our manufacturing facility costs and a shift in our project mix to smaller projects which typically have lower margins. This decline in volume and margins is primarily due to a decline in our project backlog resulting from depressed market conditions and competitive pricing pressures primarily in our core oil, gas and petrochemical markets. Gross profit margins were negatively impacted by execution challenges on certain municipal transit projects and operating inefficiencies associated with the increased volume from municipal transit projects. The municipal transit market is price competitive and projects typically yield lower margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 18%, or $13.4 million, to $61.5 million in Fiscal 2017, compared to Fiscal 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our adverse market outlook as well as lower incentive compensation expenses. Selling, general and administrative expenses, as a percentage of revenues, increased to 16% in Fiscal 2017 compared to 13% in Fiscal 2016, primarily due to the reduction in revenue discussed above.
Restructuring and Separation Expenses
In Fiscal 2017, we incurred $1.3 million in separation and restructuring costs, compared to $8.4 million in Fiscal 2016. In Fiscal 2017, we continued to reduce our overall cost structure to better align our costs with current and future production requirements. The separation and restructuring costs incurred in Fiscal 2016 were due to the realignment of our senior management team and workforce reductions as a result of our adverse market outlook and reduction in project backlog.
Other Income
We recorded other income of $2.0 million in both Fiscal 2017 and Fiscal 2016, which was the amortization of the deferred gain from the amended supply agreement, which will be fully amortized at December 31, 2017. See Note E of the Notes to Consolidated Financial Statements.
Income Tax Provision
We recorded an income tax benefit of $7.4 million in Fiscal 2017, compared to the income tax provision of $2.3 million we recorded in Fiscal 2016. The effective tax rate for Fiscal 2017 was 44% compared to an effective tax rate of 13% for Fiscal 2016. The effective tax rates for both Fiscal 2017 and 2016 were favorably impacted by the lower tax rate in the U.K., the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. Additionally, the effective tax rates for both Fiscal 2017 and 2016 were favorably impacted by discrete items recognized, primarily related to the Research and Development Tax Credit (R&D Tax Credit), in the amounts of $0.9 million and $0.8 million, respectively. See Note H of the Notes to Consolidated Financial Statements.
Net Income
In Fiscal 2017, we recorded a net loss of $9.5 million, or $0.83 per diluted share, a decrease from net income of $15.5 million, or $1.36 per diluted share that we recorded in Fiscal 2016. The reduction in net income compared to the prior year was primarily due to a decline in our project backlog due to depressed market conditions and competitive pricing pressures, primarily in our core oil, gas and petrochemical markets.
Backlog
Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce. The order backlog at September 30, 2017 was $250.1 million, compared to $291.4 million at September 30, 2016. New orders placed in Fiscal 2017 totaled $355.1 million, compared to $417.5 million in Fiscal 2016. This decrease in orders was primarily due to lower demand from our customers in our core oil, gas and petrochemical markets.
Twelve Months Ended September 30, 2016 Compared to Twelve Months Ended September 30, 2015
Revenue and Gross Profit
Revenues decreased 15%, or $96.6 million, to $565.2 in Fiscal 2016, compared to Fiscal 2015, primarily due to the continued decrease in our project backlog as we continued to see lower demand from our customers in the oil and gas markets. Domestic revenues decreased 15%, or $69.4 million, to $405.3 million and international revenues decreased 15%, or $27.2 million, to $159.9 million in Fiscal 2016, compared to Fiscal 2015. These decreases were due to the overall reduction in revenues year over year primarily driven by the decline in backlog resulting from lower demand from our customers in the oil and gas markets. Revenues from commercial and industrial customers decreased 20%, or $105.4 million, to $419.1 million in Fiscal 2016, compared to Fiscal 2015, primarily from lower demand from our customers in the oil and gas markets. Revenues from public and private utilities increased 20%, or $16.8 million, to $101.9 million in Fiscal 2016, compared to Fiscal 2015. Revenues from municipal and transit projects decreased 15%, or $8.0 million, to $44.2 million in Fiscal 2016, compared to Fiscal 2015.
Gross profit decreased 2%, or $2.1 million, to $106.2 million in Fiscal 2016, compared to Fiscal 2015. Gross profit as a percentage of revenues increased to 19% in Fiscal 2016 compared to 16% in Fiscal 2015, primarily due to improvements in our international operations. The improvements in gross profit and gross profit as a percentage of revenues were primarily due to improved efficiencies in project execution at our Canadian operations as the implementation of our project-based integration model has been completed in Canada. Our Canadian operations also overcame the operational challenges and cost overruns that occurred in previous years from their expansion and relocation into our new Canadian facility. Additionally, gross profit at our U.K. operations improved due to project execution. The increase in gross profit from our international operations was partially offset by a decline in gross profit from our domestic operations as margins were negatively impacted primarily by our reduced volume as a result of weak oil and gas market conditions and cost overruns related to a large U.S.-based transit project.
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
Income Tax Provision
Our provision for income taxes was $2.3 million in Fiscal 2016, compared to $13.6 million in Fiscal 2015. The effective tax rate for Fiscal 2016 was 13% compared to an effective tax rate of 59% for Fiscal 2015. The effective tax rate for Fiscal 2016 was favorably impacted by $1.4 million due to the lower statutory tax rates in the U.K. and Canada and the relative amounts of income earned in those jurisdictions, as well as the utilization of net operating loss carryforwards of $1.9 million in Canada that are fully reserved with a valuation allowance. Additionally, the effective tax rate for Fiscal 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit for the previously expired period from January 1, 2015 to September 30, 2015. The effective tax rate in Fiscal 2015 was above the combined U.S. federal and state statutory rate as no tax benefit was recorded against Canadian pre-tax losses due to the $9.0 million valuation allowance recorded in Fiscal 2015, partially offset by the resolution of an IRS audit and the retroactive reinstatement of the R&D Tax Credit for the second through fourth quarters of Fiscal 2014. See Note H of the Notes to Consolidated Financial Statements.
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

Liquidity and Capital Resources
As of September 30, 2017, current assets exceeded current liabilities by 2.9 times and our debt to total capitalization was 0.62%.

Cash, cash equivalents and short-term investments decreased to $95.2 million at September 30, 2017, compared to $97.7 million at September 30, 2016. In addition, at September 30, 2017, we had restricted cash of $24.9 million held in a pledged collateral account related to our amended credit agreement. As of September 30, 2016, we did not have any cash balances classified as restricted. For further information regarding our amended credit agreement, see Note F of the Notes to Consolidated Financial Statements.
We have a $75.0 million revolving credit facility in the U.S, and as of September 30, 2017, there were no amounts borrowed under this line of credit. Total letters of credit outstanding under our U.S. credit facility, which reduce our availability, were $24.1 million at September 30, 2017 and $26.8 million at September 30, 2016. The amount available under the U.S. revolving credit facility at September 30, 2017 was $50.9 million. Total long-term debt, including current maturities, totaled $2.0 million at September 30, 2017, compared to $2.4 million at September 30, 2016. For further information regarding our debt, see Notes F and G of Notes to Consolidated Financial Statements.
Approximately $36 million of our cash and short-term investments at September 30, 2017 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
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
Operating Activities
During Fiscal 2017, net cash provided by operating activities was $36.8 million. During Fiscal 2016, net cash provided by operating activities was $74.9 million and in Fiscal 2015, net cash provided by operating activities was $12.9 million. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers, and is favorably impacted during a down cycle as project milestones are billed and collected as projects are completed. Cash flow from operations declined during Fiscal 2017 compared to Fiscal 2016 primarily as a result of our decrease in operating income and the payments of prior year accrued bonuses and commissions. Cash flow from operations in Fiscal 2017 was favorably impacted by the collection of accounts receivable and the reduction in inventories during our down cycle in project activity. During Fiscal 2016, our cash provided by operations increased over Fiscal 2015 primarily due to our ability to reduce working capital as projects were completed and payments on contracts were received.
Investing Activities
Purchases of property, plant and equipment during Fiscal 2017 totaled $3.6 million compared to $3.0 million and $34.7 million in Fiscal 2016 and 2015, respectively. The reduction in capital spending in Fiscal 2017 and 2016 was in response to our challenging market conditions. The $34.7 million spent in Fiscal 2015 was primarily due to the completion of the expansion of our Canadian facilities. During Fiscal 2017, we invested a net $26.8 million in short-term investments and reclassified $24.9 million as restricted cash for pledged collateral as stipulated by our amended credit agreement.
Financing Activities
Net cash used in financing activities was $12.7 million in Fiscal 2017, $17.4 million in Fiscal 2016 and $34.9 in Fiscal 2015 and includes approximately $12 million of dividends paid in each of the three years. The reduction in financing activities from Fiscal 2015 was primarily due to the completion of our share repurchase program in December 2015, which is discussed below.
Share Repurchase Program
On December 17, 2014, our Board of Directors authorized a share repurchase program which allowed us to repurchase up to $25 million of our outstanding stock. The purchases were made from time to time in the open market through Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The repurchase of shares was funded from cash on hand and cash provided by operating activities. The share repurchase program expired on December 31, 2015. As of December 31, 2015, we had purchased 806,018 shares at an aggregate cost of $25 million under this program. The average purchase price per share from inception of the program until its expiration was $31.02.

Contractual and Other Obligations
At September 30, 2017, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

As of September 30, 2017, Payments Due by Period:
	Long-Term Debt Obligations	Net Operating Lease Obligations	Total
Less than 1 year	$419	$1,890	$2,309
1 to 3 years	1,229	3,580	4,809
3 to 5 years	400	3,510	3,910
More than 5 years	—	1,172	1,172
Total long-term contractual obligations	$2,048	$10,152	$12,200

As of September 30, 2017, the total unrecognized tax benefit related to uncertain tax positions was $1.2 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 11% due to the expiration of certain statutes of limitations or resolution of tax audits. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.
Other Commercial Commitments
We are contingently liable for secured and unsecured letters of credit of $28.5 million as of September 30, 2017.
The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

As of September 30, 2017, Payments Due by Period:	Letters of Credit
Less than 1 year	$17,143
1 to 3 years	7,739
More than 3 years	3,619
Total long-term commercial obligations	$28,501
We also had performance and maintenance bonds totaling $218.8 million that were outstanding at September 30, 2017. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Unfavorable oil and gas commodity price levels have caused, and we anticipate will continue to cause, our customers to further delay their investments. The reduction in available projects across the markets we serve has increased price pressures during this downward market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and will continue to negatively impact, our backlog, revenues and operating results. It is difficult to predict the duration of the current depressed market cycle.

Our operating results have been, and we anticipate will continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and will continue to have, a negative impact on the timing of project execution. Our operating results also have been, and will continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. If our core oil, gas and petrochemical markets remain depressed, or decline further, our project backlog and revenue could continue to decline and negatively impact our operations. In response to our reduced project backlog and depressed market outlook, we took steps these past two fiscal years to reduce our overall cost structure and better align our costs with future production requirements. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. During Fiscal 2018, additional actions may be necessary.
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

For the year ended September 30, 2017, our operating loss was reduced by $3.5 million as a result of changes in contract estimates related to projects in progress at the beginning of the year. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during these periods.
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
Accruals for Contingent Liabilities
From time to time, contingencies such as insurance-related claims, liquidated damages and legal claims arise in the normal course of business. Pursuant to applicable accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired or a liability has been incurred at the date of the financial statements, as well as evaluate whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, including estimated legal costs, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.
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
Accounting for Income Taxes
We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more likely than not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.
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
See Note H of Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded in relation to foreign deferred taxes.
Foreign Currency Translation
The functional currency for our foreign operating subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We plan to use the modified retrospective basis upon adoption. While we are still evaluating the potential impact of this standard on our financial statements, we believe accounting for variable consideration and the number of performance obligations contained in each contract will have the greatest significance. The materiality of this guidance on our financial statements will be determined in large part by the contracts that are in progress as of the adoption date.
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

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new topic is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be our fiscal year ending September 30, 2020. We are still evaluating the potential impact of this guidance on our financial statements. Our future obligations under operating leases as of September 30, 2017 are summarized in Note G of the Notes to Consolidated Financial Statements.

In March 2016, the FASB issued new guidance on stock-based compensation, which includes amendments to existing guidance for employee share-based payment accounting. We elected to early adopt this new guidance in the first quarter of Fiscal 2017. Beginning Fiscal 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statement of Operations as a component of income taxes, whereas they were previously recorded in additional paid-in capital in the Consolidated Statement of Stockholders’ Equity. Additionally, we will now present excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows. These changes have been adopted prospectively. Finally, we will continue to account for forfeitures as they occur, rather than estimate expected forfeitures.
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

In January 2017, the FASB issued new guidance on goodwill impairment intended to simplify the testing for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. This guidance is effective for fiscal years (including interim periods) beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In May 2017, the FASB issued a new topic on modification accounting with regards to stock-based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. This topic is effective for annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending September 30, 2018. We do not expect this topic to have a material impact on our consolidated financial position or results of operations.

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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2017, our realized foreign exchange gains were $0.2 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $18.8 million as of September 30, 2017, a decrease from $23.8 million at September 30, 2016. This improvement was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions. During Fiscal 2017, the U.S. Dollar deteriorated relative to these foreign currencies and, as a result, our accumulated other comprehensive losses decreased.

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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powell Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Powell Industries, Inc. and its subsidiaries as of September 30, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
December 6, 2017

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$68,359	$97,720
Short-term investments	26,829	—
Restricted cash	15,104	—
Accounts receivable, less allowance for doubtful accounts of $179 and $811	53,852	101,048
Costs and estimated earnings in excess of billings on uncompleted contracts	51,554	66,106
Inventories	18,448	26,521
Income taxes receivable	8,222	1,713
Deferred income taxes	3,539	4,006
Prepaid expenses	3,701	4,569
Other current assets	463	2,457
Total Current Assets	250,071	304,140
Property, plant and equipment, net	139,420	144,977
Restricted cash	9,747	—
Goodwill and intangible assets, net	1,719	2,059
Other assets	13,800	11,340
Deferred income taxes	229	—
Total Assets	$414,986	$462,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Income taxes payable	1,219	1,459
Accounts payable	33,269	34,985
Accrued salaries, bonuses and commissions	14,984	22,550
Billings in excess of costs and estimated earnings on uncompleted contracts	26,166	43,974
Accrued product warranty	3,174	4,639
Other accrued expenses	5,860	8,212
Deferred credit ─ short term (Note E)	507	2,029
Total Current Liabilities	85,579	118,248
Long-term debt, net of current maturities	1,600	2,000
Deferred compensation (Note I)	5,314	4,840
Deferred income taxes	—	138
Other long-term liabilities	1,197	1,466
Deferred credit ─ long term (Note E)	—	507
Total Liabilities	93,690	127,199
Commitments and Contingencies (Note G)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,234,656 and 12,199,511 shares issued, respectively	122	122
Additional paid-in capital	54,329	52,003
Retained earnings	310,598	331,959
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(18,754)	(23,768)
Total Stockholders' Equity	321,296	335,317
Total Liabilities and Stockholders' Equity	$414,986	$462,516
The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2017	2016	2015
Revenues	$395,911	$565,243	$661,858
Cost of goods sold	345,142	459,038	553,597
Gross profit	50,769	106,205	108,261

Selling, general and administrative expenses	61,524	74,924	76,801
Research and development expenses	6,906	6,731	6,980
Amortization of intangible assets	355	352	435
Restructuring and separation expenses	1,322	8,441	3,397
Operating income (loss)	(19,338)	15,757	20,648

Other income (See Note E)	(2,029)	(2,029)	(2,402)
Interest expense	168	149	145
Interest income	(558)	(156)	(86)
Income (loss) before income taxes	(16,919)	17,793	22,991
Income tax provision (benefit)	(7,433)	2,283	13,552
Net income (loss)	$(9,486)	$15,510	$9,439

Earnings (loss) per share:
Basic	$(0.83)	$1.36	$0.80
Diluted	$(0.83)	$1.36	$0.79

Weighted average shares:
Basic	11,453	11,400	11,869
Diluted	11,453	11,431	11,908
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended September 30,
	2017	2016	2015

Net income (loss)	$(9,486)	$15,510	$9,439
Foreign currency translation adjustments	4,822	(928)	(16,104)
Postretirement benefit adjustment, net of tax	192	(439)	206
Comprehensive income (loss)	$(4,472)	$14,143	$(6,459)

 The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2014	12,031	$120	$46,267	$331,213	—	$—	$(6,503)	$371,097
Net income	—	—	—	9,439	—	—	—	9,439
Foreign currency translation adjustments	—	—	—	—	—	—	(16,104)	(16,104)
Stock-based compensation	53	—	3,171	—	—	—	—	3,171
Excess tax benefit from share-based compensation	—	—	(191)	—	—	—	—	(191)
Shares withheld in lieu of employee tax withholding	—	—	(740)	—	—	—	—	(740)
Issuance of restricted stock	16	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(670)	(21,259)	—	(21,259)
Dividends paid	—	—	—	(12,358)	—	—	—	(12,358)
Postretirement benefit adjustment, net of tax of $123	—	—	—	—	—	—	206	206
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net income	—	—	—	15,510	—	—	—	15,510
Foreign currency translation adjustments	—	—	—	—	—	—	(928)	(928)
Stock-based compensation	81	—	4,883	—	—	—	—	4,883
Excess tax benefit from share-based compensation	—	—	(387)	—	—	—	—	(387)
Shares withheld in lieu of employee tax withholding	—	—	(1,000)	—	—	—	—	(1,000)
Issuance of restricted stock	18	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(11,845)	—	—	—	(11,845)
Postretirement benefit adjustment, net of tax of $(237)	—	—	—	—	—	—	(439)	(439)
Balance, September 30, 2016	12,199	$122	$52,003	$331,959	(806)	$(24,999)	$(23,768)	$335,317
Net loss	—	—	—	(9,486)	—	—	—	(9,486)
Foreign currency translation adjustments	—	—	—	—	—	—	4,822	4,822
Stock-based compensation	18	—	2,724	—	—	—	—	2,724
Shares withheld in lieu of employee tax withholding	—	—	(398)	—	—	—	—	(398)
Issuance of restricted stock	17	—	—	—	—	—	—	—
Dividends paid	—	—	—	(11,875)	—	—	—	(11,875)
Postretirement benefit adjustment, net of tax of $103	—	—	—	—	—	—	192	192
Balance, September 30, 2017	12,234	$122	$54,329	$310,598	(806)	$(24,999)	$(18,754)	$321,296

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2017	2016	2015
Operating Activities:
Net income (loss)	$(9,486)	$15,510	$9,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,400	12,979	13,120
Amortization	355	352	435
Stock-based compensation	2,724	4,883	3,171
Excess tax benefit from stock-based compensation	—	387	191
Bad debt expense/(recovery)	(160)	187	(29)
Deferred income tax expense	100	2,330	10,521
Gain on amended supply agreement	(2,029)	(2,029)	(2,029)
Cash received from amended supply agreement	2,333	2,333	2,333
Changes in operating assets and liabilities:
Accounts receivable	47,983	369	391
Costs and billings in excess of estimates on uncompleted contracts	(3,270)	39,612	(17,430)
Inventories	8,213	6,159	(572)
Income taxes	(6,758)	(195)	(1,647)
Prepaid expenses and other current assets	453	861	4,222
Accounts payable	(2,417)	(11,658)	(4,992)
Accrued liabilities	(11,676)	3,927	(3,373)
Other, net	(1,950)	(1,101)	(833)
Net cash provided by operating activities	36,815	74,906	12,918
Investing Activities:
Purchases of property, plant and equipment	(3,636)	(3,044)	(34,719)
Proceeds from sale of property, plant and equipment	12	187	112
Purchases of short-term investments	(60,018)	—	—
Maturities of short-term investments	33,189	—	—
Changes in restricted cash	(24,851)	—	—
Net cash used in investing activities	(55,304)	(2,857)	(34,607)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Excess tax benefit from stock-based compensation	—	(387)	(191)
Shares withheld in lieu of employee tax withholding	(398)	(1,000)	(740)
Purchase of treasury shares	—	(3,740)	(21,259)
Dividends paid	(11,875)	(11,845)	(12,358)
Net cash used in financing activities	(12,673)	(17,372)	(34,948)
Net increase (decrease) in cash and cash equivalents	(31,162)	54,677	(56,637)
Effect of exchange rate changes on cash and cash equivalents	1,801	(526)	(2,912)
Cash and cash equivalents, beginning of period	97,720	43,569	103,118
Cash and cash equivalents, end of period	$68,359	$97,720	$43,569

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Business and Organization
Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada company was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc. and Powell Industries International, B.V.
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
References to Fiscal 2017, Fiscal 2016 and Fiscal 2015 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2017, 2016 and 2015, respectively.

B. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Powell and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue and cost recognition for construction contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.
Cash and Cash Equivalents
Cash and cash equivalents
Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets.
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Restricted Cash - Restricted cash includes cash and cash equivalents that are unavailable for withdrawal or usage for general obligations. Restricted cash on our Consolidated Balance Sheet represents a pledged cash collateral balance which is required under our recently amended credit agreement and is held in an interest-bearing savings account. See Note F for further discussion on restricted cash.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2017	2016	2015
Cash paid (received) during the period for:
Interest paid, net of interest income	$(384)	$4	70
Income taxes paid, net of refunds	(764)	(352)	2,298
Non-cash capital expenditures	634	221	147
Fair Value of Financial Instruments
Financial instruments include cash, cash equivalents, short-term investments, restricted cash, receivables, deferred compensation, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, the book value is representative of their fair value. The carrying value of debt approximates fair value as interest rates are indexed to the Federal Funds Rate or the bank’s prime rate.
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. At September 30, 2017 and 2016, accounts receivable included retention amounts of $2.1 million and $2.7 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. All of the retained amount at September 30, 2017, is expected to be collected in the next fiscal year.
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
Income Taxes
We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.9 million, $6.7 million and $7.0 million in Fiscal 2017, 2016 and 2015, respectively.
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
Stock-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to share-based compensation expense is recognized as income tax expense or benefit in the Consolidated Statement of Operations. Cash paid when directly withholding shares on an employee's behalf for tax withholding purposes is classified as a financing activity. We account for forfeitures as they occur, rather than estimate expected forfeitures.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We plan to use the modified retrospective basis upon adoption. While we are still evaluating the potential impact of this standard on our financial statements, we believe accounting for variable consideration and the number of performance obligations contained in each contract will have the greatest significance. The materiality of this guidance on our financial statements will be determined in large part by the contracts that are in progress as of the adoption date.

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
In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new topic is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be our fiscal year ending September 30, 2020. We are still evaluating the potential impact of this guidance on our financial statements. Our future obligations under operating leases as of September 30, 2017 are summarized in Note G of the Notes to Consolidated Financial Statements.

In March 2016, the FASB issued new guidance on stock-based compensation, which includes amendments to existing guidance for employee share-based payment accounting. We elected to early adopt this new guidance in the first quarter of Fiscal 2017. Beginning Fiscal 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statement of Operations as a component of income taxes, whereas they were previously recorded in additional paid-in capital in the Consolidated Statement of Stockholders’ Equity. Additionally, we will now present excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows. These changes have been adopted prospectively. Finally, we will continue to account for forfeitures as they occur, rather than estimate expected forfeitures.
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

In January 2017, the FASB issued new guidance on goodwill impairment intended to simplify the testing for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. This guidance is effective for fiscal years (including interim periods) beginning after December 15, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.
In May 2017, the FASB issued a new topic on modification accounting with regards to stock-based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. This topic is effective for annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending September 30, 2018. We do not expect this topic to have a material impact on our consolidated financial position or results of operations.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended September 30,
	2017	2016	2015
Numerator:
Net income (loss)	$(9,486)	$15,510	$9,439
Denominator:
Weighted average basic shares	11,453	11,400	11,869
Dilutive effect of restricted stock units	—	31	39
Weighted average diluted shares with assumed conversions	11,453	11,431	11,908

Net earnings (loss) per share:
Basic earnings (loss) per share	$(0.83)	$1.36	$0.80
Diluted earnings (loss) per share	$(0.83)	$1.36	$0.79

For the year ended September 30, 2017, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

D. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2017	2016
Balance at beginning of period	$811	$746
Bad debt expense (recovery)	(160)	187
Uncollectible accounts written off, net of recoveries	(472)	(120)
Change due to foreign currency translation	—	(2)
Balance at end of period	$179	$811
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2017	2016
Raw materials, parts and subassemblies	$22,100	$29,639
Work-in-progress	600	996
Provision for excess and obsolete inventory	(4,252)	(4,114)
Total inventories	$18,448	$26,521

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2017	2016
Costs incurred on uncompleted contracts	$987,164	$1,088,921
Estimated earnings	316,970	350,125
	1,304,134	1,439,046
Less: Billings to date	(1,278,746)	(1,416,914)
Net underbilled position	$25,388	$22,132
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$51,554	$66,106
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(26,166)	(43,974)
Net underbilled position	$25,388	$22,132
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2017	2016	Asset Lives
Land	$22,441	$22,107	—
Buildings and improvements	121,960	119,512	3 - 39 Years
Machinery and equipment	106,113	103,268	3 - 15 Years
Furniture and fixtures	3,806	3,806	3 - 10 Years
Construction in process	1,749	1,009	—
	$256,069	$249,702
Less: Accumulated depreciation	(116,649)	(104,725)
Total property, plant and equipment, net	$139,420	$144,977
There were no assets under capital lease as of September 30, 2017 or September 30, 2016. Depreciation expense was $12.4 million, $13.0 million and $13.1 million for fiscal years 2017, 2016, and 2015, respectively.
Warranty Accrual
Activity in our warranty accrual consisted of the following (in thousands):

	September 30,
	2017	2016
Balance at beginning of period	$4,639	$4,930
Increase to warranty expense	1,806	4,249
Deduction for warranty charges	(3,314)	(4,464)
Change due to foreign currency translation	43	(76)
Balance at end of period	$3,174	$4,639

E. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized, and purchased technology of $0.7 million, which is amortized over its estimated useful life. No impairment expense has been recorded for the last three fiscal years.

Intangible assets balances, subject to amortization, at September 30, 2017 and 2016 consisted of the following (in thousands):

	September 30, 2017			September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(11,033)	$716	$11,749	$(10,693)	$1,056
Amortization of intangible assets recorded for the years ended September 30, 2017, 2016 and 2015, was $0.4 million.
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ended September 30,	Total
2018	$204
2019	176
2020	176
2021	160
2022	—

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE). In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products). We recorded an intangible asset related to this supply agreement. On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014. In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, beginning March 2015. The final balance of $2.3 million was received in April 2017. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We are amortizing this deferred credit over the four-year life of the agreement and have recognized gains in other income of $2.0 million for all three fiscal years ended September 30, 2017, 2016 and 2015. As of September 30, 2017, there is approximately $0.5 million remaining in the deferred credit balance.

F. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2017	2016
Industrial development revenue bonds	$2,000	$2,400
Less: current portion	(400)	(400)
Total long-term debt	$1,600	$2,000
The annual maturities of long-term debt as of September 30, 2017, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2018	$400
2019	400
2020	400
2021	400
2022	400
Total long-term debt maturities	$2,000

U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit. In June 2017, we entered into the Third Amendment to the Credit Agreement (the Third Amendment). The Third Amendment, among other things, (i) extended the Maturity Date from December 2018 to June 2022; (ii) amended the definition of Applicable Rate by (a) providing that Pricing Level I shall apply when a Cash Collateral Period (described below) is in effect and that Pricing Level II shall apply when no Cash Collateral Period is in effect, (b) decreasing the Letter of Credit Fee percentage for Pricing Level I from 1.00% to 0.875% and (c) increasing the Commitment Fee percentage for both Pricing Level I and Pricing Level II from 0.1875% to 0.20%; (iii) added a new requirement that during a Cash Collateral Period we maintain a cash balance in a pledged cash collateral account equal to at least 102% of the Outstanding Amount of Revolving Loans and Letter of Credit Obligations and (iv) modified the Financial Covenants by requiring that, during any Cash Collateral Period, the Consolidated Current Ratio be no less than 1.10 to 1.0. Price Level 3 in the prior agreement was removed and our ability to pay dividends remains subject to financial covenant restrictions.
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
The Cash Collateral Period was in effect as of September 30, 2017; therefore, we have placed $24.9 million in a pledged cash collateral account, which was approximately 102% of our outstanding letters of credit as of September 30, 2017. The cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet as of September 30, 2017.
The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25%, is added to the applicable rate.
The U.S. Revolver provides for the issuance of letters of credit which reduce the amounts that may be borrowed under this revolver. The amount available under the U.S. Revolver was reduced by $24.1 million for our outstanding letters of credit at September 30, 2017. There were no borrowings outstanding under the U.S. Revolver as of September 30, 2017. Amounts available under the U.S. Revolver were $50.9 million at September 30, 2017. The U.S. Revolver expires on June 27, 2022.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary, as well as by the pledged cash collateral account during any Cash Collateral Period. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. As of September 30, 2017, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2017. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.19% as of September 30, 2017.

G. Commitments and Contingencies
Long-Term Debt
See Note F herein for a discussion of our long-term debt.

Leases
We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023. We also sublease certain facilities that we are no longer occupying. Our sublease terms do not fully cover the existing rental commitments on certain facilities.
At September 30, 2017, the future minimum annual rental commitments and expected receipts under non-cancelable operating leases having terms in excess of one year were as follows (in thousands):

Years Ended September 30,	Operating Leases Payments	Operating Sublease Income
2018	$3,420	$(1,530)
2019	2,973	(1,292)
2020	1,937	(39)
2021	1,767	—
2022	1,743	—
Thereafter	1,172	—
Total lease commitments	$13,012	$(2,861)

Lease expense and sublease income from third parties was as follows (in thousands):

	Year Ended September 30,
	2017	2016	2015
Rental expense	$3,734	$4,469	$4,907
Sublease income from third parties	(1,389)	(986)	(947)
Letters of Credit and Bonds
Certain customers require us to post bank letter of credit guarantees or surety bonds. These guarantees and surety bonds assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for secured and unsecured letters of credit of $24.1 million as of September 30, 2017. We also had performance and maintenance bonds totaling $218.8 million that were outstanding, with additional bonding capacity of $531.2 million available, at September 30, 2017.
We have a $6.7 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2017, we had outstanding guarantees totaling $4.4 million under this Facility Agreement and amounts available under this Facility Agreement were $2.3 million. This facility expires in May 2018. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2017, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against

us. As of September 30, 2017, our exposure to possible liquidated damages was $2.3 million, of which approximately $1.2 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $1.2 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Income Taxes
The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended September 30,
	2017	2016	2015
Current:
Federal	$(7,782)	$(1,395)	$2,638
State	(101)	449	699
Foreign	350	899	(306)
	(7,533)	(47)	3,031
Deferred:
Federal	392	1,923	3,296
State	(515)	47	420
Foreign	223	360	6,805
	100	2,330	10,521
Total income tax provision (benefit)	$(7,433)	$2,283	$13,552
Income (loss) before income taxes was as follows (in thousands):

	Year Ended September 30,
	2017	2016	2015
U.S.	$(19,932)	$5,087	$33,549
Other than U.S.	3,013	12,706	(10,558)
Income (loss) before income taxes	$(16,919)	$17,793	$22,991
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2017	2016	2015
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	3
Research and development credit	9	(8)	(21)
Foreign rate differential	2	(8)	4
Domestic production activities deduction	—	—	(3)
Foreign valuation allowance	2	(11)	43
NOL carryback impact on deductions	(4)	—	—
Other	(2)	3	(2)
Effective rate	44%	13%	59%

Our income tax provision (benefit) reflects an effective tax rate on pre-tax earnings of 44% in Fiscal 2017 compared to 13% and 59% in Fiscal 2016 and 2015, respectively. The effective tax rate for Fiscal 2017 was favorably impacted by the lower tax rate in the U.K., the relative amounts of income/loss recognized in various jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, as well as $0.9 million of discrete items recognized during the year, primarily related to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for Fiscal 2016 was favorably impacted by the statutory tax rates in the U.K. and Canada and the relative amounts of income earned in those jurisdictions, as well as the utilization of net operating loss carryforwards mentioned above. Additionally, the effective tax rate for Fiscal 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit for the previously expired period from January 1, 2015 to September 30, 2015. The effective tax rate for Fiscal 2015 was adversely impacted by the establishment of a valuation allowance against our Canadian deferred tax assets during the second quarter of Fiscal 2015. This was partially offset by the release of a $4.1 million FIN 48 reserve related to the R&D Tax Credit upon closing an IRS audit. We also recorded a $0.6 million discrete item in Fiscal 2015 that was related to the retroactive reinstatement of the R&D Tax Credit referred to above.
We have not recorded deferred income taxes on $22.2 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2012 – 2016, United Kingdom 2015 – 2016 and the United States 2013, 2015 and 2016.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2017	2016
Current deferred income taxes:
Gross assets	$3,978	$4,384
Gross liabilities and valuation allowance	(439)	(378)
Net current deferred income tax asset	3,539	4,006
Noncurrent deferred income taxes:
Gross assets	18,559	16,170
Gross liabilities and valuation allowance	(18,330)	(16,308)
Net noncurrent deferred income tax asset (liability)	229	(138)
Net deferred income tax asset	$3,768	$3,868
The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2017	2016
Deferred Tax Assets:
Net operating income/loss	$11,823	$10,453
Uniform capitalization and inventory	1,432	1,596
Deferred compensation	2,009	1,853
Stock-based compensation	1,094	760
Reserve for accrued employee benefits	1,208	1,679
Warranty accrual	892	1,388
Goodwill	64	345
Postretirement benefits liability	264	503
Allowance for doubtful accounts	14	220
Accrued legal	435	294
Credit carryforwards	3,258	1,292
Other	44	171
Deferred tax assets	22,537	20,554
Deferred Tax Liabilities:
Depreciation and amortization	(10,002)	(8,247)
Deferred tax liabilities	(10,002)	(8,247)
Less: valuation allowance	(8,767)	(8,439)
Net deferred tax asset	$3,768	$3,868

During Fiscal 2015, we established a valuation allowance in the amount of $9.3 million against Canadian net deferred tax assets. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized.  The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the historical Canadian losses, and the losses that we projected at the time of determination, we were required under the more-likely-than-not accounting standard to record a valuation allowance against the Canadian net deferred tax assets because we anticipated that we may not be able to realize the benefits of the net operating loss carryforwards and other deductible differences. At September 30, 2017, the valuation allowance of $8.8 million was primarily related to these Canadian net deferred tax assets.

A rollforward of the valuation allowance for the past three years is summarized below:

Balance at September 30, 2014	$903
Charged to cost and expenses	10,048
Charged to other accounts	(895)
Balance at September 30, 2015	$10,056
Charged to cost and expenses	(1,934)
Charged to other accounts	317
Balance at September 30, 2016	$8,439
Charged to cost and expenses	(260)
Charged to other accounts	588
Balance at September 30, 2017	$8,767

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2017	2016	2015
Balance at beginning of period	$1,046	$784	$4,026
Increases related to tax positions taken during the current period	179	293	954
Increases related to tax positions taken during a prior period	338	—	2
Decreases related to expiration of statute of limitations	—	(31)	(49)
Decreases related to settlement with taxing authorities	(344)	—	(4,149)
Balance at end of period	$1,219	$1,046	$784
Our continuing policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2017 was not material.
During Fiscal 2013, prior year U.S. federal income tax returns were amended to reflect increased R&D Credits and unrecognized tax benefits related to these refund claims were recorded. These amended returns, along with the refund claims, were subject to an Internal Revenue Service audit which was closed during the second quarter of Fiscal 2015, resulting in a $4.1 million tax benefit. Due to the expiration of certain federal statutes of limitations, management believes that, within the next 12 months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately 11%.
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

I. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $2.8 million, $3.9 million and $5.9 million in Fiscal 2017, 2016 and 2015, respectively.

Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.1 million related to this plan in Fiscal 2017. Total assets held by the trustee and deferred compensation liabilities were $6.4 million and $5.0 million, respectively, at September 30, 2017. Of the $6.4 million of total assets held by the trustee, $5.6 million is invested in company-owned life insurance policies and the remainder in mutual funds.
Certain former executives were provided an executive benefit plan which provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.3 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we have invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $4.7 million at September 30, 2017.
Retiree Medical Plan
We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement.  The unfunded liability was $1.1 million and $1.4 million as of September 30, 2017 and 2016, respectively, and our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

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
In accordance with the 2014 Plan, the compensation committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market (NASDAQ) on the grant dates. Typically, these grants vest over a three-year period from their date of issuance. Sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty percent of the grant is earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2017, there were 177,737 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2016	159,988	$43.12
Granted	62,100	39.57
Vested	(29,051)	39.08
Forfeited/cancelled	(15,300)	26.39
Outstanding at September 30, 2017	177,737	$37.00
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan. As of September 30, 2017, there were 664,911 shares of common stock left available.
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
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and SARs) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,000 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent will be recognized over the remaining vesting period based on the price per share on the grant date.
In February 2017, we issued 17,000 shares of restricted stock to our non-employee directors at a price of $34.24 per share under the 2014 Director Plan. In February 2016, we issued 16,000 shares of restricted stock to our non-employee directors at a price of $25.63 per share and in April 2016, we also issued 1,000 shares of restricted stock to a non-employee director at a price of $29.38 per share under the 2014 Director Plan. The total number of shares of common stock available for future awards under the 2014 Director plan was 84,600 shares as of September 30, 2017.
At September 30, 2017 and 2016, there were 16,000 shares and 26,800 shares of unvested restricted stock outstanding. Total compensation expense related to restricted stock grants under all plans was $0.7 million, $0.7 million and $1.3 million for the years ended September 30, 2017, 2016 and 2015, respectively. Total compensation expense related to RSU’s under all plans was $2.0 million, $4.2 million and $1.9 million for the years ended September 30, 2017, 2016 and 2015, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2017 and 2016, amounts not yet recognized related to non-vested stock totaled $1.6 million and $2.1 million, respectively. As of September 30, 2017, the total weighted average remaining contractual life of our restricted stock and RSU’s is six months and 1.74 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2017
Assets:
Cash and cash equivalents	$68,359	$—	$—	$68,359
Short-term investments	26,829	—	—	26,829
Restricted cash	24,851	—	—	24,851
Deferred compensation	—	6,442	—	6,442
Liabilities:
Deferred compensation	—	4,991	—	4,991
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2016
Assets:
Cash and cash equivalents	$97,720	$—	$—	$97,720
Deferred compensation	—	5,773	—	5,773
Liabilities:
Deferred compensation	—	4,449	—	4,449
Fair value guidance requires certain fair value disclosures be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Cash and cash equivalents
Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets.
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Restricted Cash - Restricted cash represents a pledged cash collateral balance which is required under our recently amended credit agreement and is held in an interest-bearing savings account. See Note F for further discussion on restricted cash.
Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. These assets include both mutual fund investments and company-owned life insurance policies. Under the plan, participants designate investment options to serve as the basis for measurement of the notional value of their accounts. The mutual funds and company-owned life insurance policies are combined in the plan and are therefore categorized as Level 2 in the fair value measurement hierarchy.

L. Geographic Information
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2017	2016	2015
United States	$279,352	$405,298	$474,038
Canada	45,540	77,252	101,191
Middle East and Africa	26,639	40,294	40,557
Europe	21,194	26,200	23,567
Mexico, Central and South America	19,309	8,304	10,479
Far East	3,877	7,895	12,026
Total revenues	$395,911	$565,243	$661,858

	September 30,
	2017	2016
Long-lived assets:
United States	$82,589	$88,304
Canada	52,122	52,292
United Kingdom	4,709	4,381
Total	$139,420	$144,977
Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets.

M. Restructuring and Separation Expenses
In Fiscal 2017, we incurred approximately $1.3 million of restructuring costs as we continued to reduce our overall cost structure to better align our costs with future production requirements. Of the $1.3 million of restructuring costs incurred this fiscal year, $1.0 million has been paid and the remaining $0.3 million will be paid in Fiscal 2018.
In Fiscal 2016, we incurred approximately $7.9 million of separation costs, of which $3.8 million were separation costs related to the departure of our former Chief Executive Officer in December 2015. Additionally in Fiscal 2016, we incurred approximately $0.5 million of restructuring costs related to a Canadian facility that we leased and exited in the third quarter of Fiscal 2016. Of the $7.9 million in separation costs, $6.8 million was paid in Fiscal 2016 and the remaining $1.1 million was paid in Fiscal 2017.

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

N. Share Repurchase Program
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

O.  Quarterly Information

The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2017 and 2016 (in thousands, except per share data):

	2017 Quarters
	First	Second	Third	Fourth	2017
Revenues	$110,341	$104,680	$85,927	$94,963	$395,911
Gross profit	14,999	15,822	9,054	10,894	50,769
Net income (loss)	(300)	(829)	(3,215)	(5,142)	(9,486)
Earnings (loss) per share:
Basic	$(0.03)	$(0.07)	$(0.28)	$(0.45)	$(0.83)
Diluted	$(0.03)	$(0.07)	$(0.28)	$(0.45)	$(0.83)

	2016 Quarters
	First	Second	Third	Fourth	2016
Revenues	$149,977	$152,266	$133,207	$129,793	$565,243
Gross profit	23,150	30,094	27,285	25,676	106,205
Net income (loss)	(459)	5,567	4,894	5,508	15,510
Earnings (loss) per share:
Basic	$(0.04)	$0.49	$0.43	$0.48	$1.36
Diluted	$(0.04)	$0.49	$0.43	$0.48	$1.36

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

P.  Subsequent Events
On November 7, 2017, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 13, 2017 to shareholders of record at the close of business on November 21, 2017.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2017, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2017, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2017, which appears in their report on the financial statements included herein.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2017.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2017.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2017.

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

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.2	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.3	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.4	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.5	—
Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.6	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

10.7	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.8	—
Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.9	—
Amended and Restated Credit Agreement dated as of April 26, 2012, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.10	—
Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.11	—
Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.12	—
Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

Number		Description of Exhibits
10.13	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.14	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.15	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.16	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.17	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.18	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.19	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.20	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.21	—
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

10.22	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.23	—
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

10.24	—
Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

10.25	—
Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas (filed as Exhibit 10.1 to our Form 10-Q filed February 3, 2016 and incorporated herein by reference).

10.26	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

10.27
Third Amendment to Credit Agreement, dated June 27, 2017, between Powell Industries, Inc., the subsidiaries of Powell named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed June 30, 2017 and incorporated herein by reference).

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number		Description of Exhibits
*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

Item 16. Form 10-K Summary
None.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/Thomas W. Powell	Chairman of the Board
Thomas W. Powell

/s/Brett A. Cope	Director President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)
Don R. Madison

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Eugene L. Butler	Director
Eugene L. Butler

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ Scott E. Rozzell	Director
Scott E. Rozzell

/s/ Stephen W. Seale, Jr.	Director
Stephen W. Seale, Jr.

/s/ John D. White	Director
John D. White
/s/Richard E. Williams	Director
Richard E. Williams

Date: December 6, 2017

EXHIBIT INDEX

Number		Description of Exhibits
3.1	—
Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.2	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.3	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.4	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.5	—
Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.6	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

10.7	—	Employment Agreement dated as of May 8, 2012 between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.8	—
Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.9	—
Amended and Restated Credit Agreement dated as of April 26, 2012, between Powell PowerComm Inc., as Borrower, Powell Industries, Inc., Nextron Limited, PPC Technical Services Inc., as Guarantors, and HSBC Bank Canada, as Lender (filed as Exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.10
Stock Purchase Agreement dated as of January 15, 2014, between the Company and Kapsch TrafficCom IVHS, Inc. (filed as Exhibit 10.1 to our Form 8-K filed January 17, 2014, and incorporated herein by reference).

**10.11	—
Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.12	—
Restated Credit Agreement dated as of December 31, 2013, between the Company and Bank of America, N.A. (filed as Exhibit 10.3 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.13	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.14	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.15	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.16	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).
10.17	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
10.18	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.19	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.20	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.21	—
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

10.22	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.23	—
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

10.24	—
Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

10.25	—
Severance Agreement and Release effective as of December 24, 2015, between the Company and Michael A. Lucas. (filed as Exhibit 10.1 to our Form 10-Q filed February 3, 2016 and incorporated herein by reference).

10.26	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

10.27
Third Amendment to Credit Agreement, dated June 27, 2017, between Powell Industries, Inc., the subsidiaries of Powell named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C issuer and the Lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed June 30, 2017 and incorporated herein by reference).

*21.1	—	Subsidiaries of Powell Industries, Inc.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

Number		Description of Exhibits

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.