Form 10-Q
period 2017-12-31
POWELL INDUSTRIES INC
filed 2018-02-07
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 2, 2018, there were 11,450,938 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2017	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$49,587	$68,359
Short-term investments	23,101	26,829
Restricted cash	19,402	15,104
Accounts receivable, less allowance for doubtful accounts of $158 and $179	78,978	53,852
Costs and estimated earnings in excess of billings on uncompleted contracts	38,985	51,554
Inventories	18,535	18,448
Income taxes receivable	7,587	8,222
Deferred income taxes	—	3,539
Prepaid expenses	2,804	3,701
Other current assets	268	463
Total Current Assets	239,247	250,071
Property, plant and equipment, net	137,269	139,420
Restricted cash	8,374	9,747
Goodwill and intangible assets, net	1,646	1,719
Other assets	14,057	13,800
Deferred income taxes	5,060	229
Total Assets	$405,653	$414,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	28,780	33,269
Accrued salaries, bonuses and commissions	10,044	14,984
Billings in excess of costs and estimated earnings on uncompleted contracts	36,729	26,166
Accrued product warranty	2,890	3,174
Income taxes payable	1,437	1,219
Other accrued expenses	4,371	5,860
Deferred credit ─ short term	—	507
Total Current Liabilities	84,651	85,579
Long-term debt, net of current maturities	1,200	1,600
Deferred compensation	5,628	5,314
Other long-term liabilities	1,200	1,197
Total Liabilities	92,679	93,690
Commitments and Contingencies (Note E)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,256,956 and 12,234,656 and shares issued, respectively	122	122
Additional paid-in capital	54,960	54,329
Retained earnings	301,959	310,598
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(19,068)	(18,754)
Total Stockholders' Equity	312,974	321,296
Total Liabilities and Stockholders' Equity	$405,653	$414,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2017	2016
Revenues	$90,184	$110,341
Cost of goods sold	79,630	95,342
Gross profit	10,554	14,999

Selling, general and administrative expenses	16,215	15,698
Research and development expenses	1,658	1,469
Amortization of intangible assets	73	88
Operating loss	(7,392)	(2,256)

Other income	(507)	(507)
Interest expense	51	34
Interest income	(203)	(42)
Loss before income taxes	(6,733)	(1,741)

Income tax benefit	(1,071)	(1,441)

Net loss	$(5,662)	$(300)

Loss per share:
Basic	$(0.49)	$(0.03)
Diluted	$(0.49)	$(0.03)

Weighted average shares:
Basic	11,497	11,438
Diluted	11,497	11,438

Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended December 31,
	2017	2016
Net loss	$(5,662)	$(300)
Foreign currency translation adjustments	(314)	(2,611)
Comprehensive loss	$(5,976)	$(2,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended December 31,
	2017	2016
Operating Activities:
Net loss	$(5,662)	$(300)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,162	3,063
Amortization	73	88
Stock-based compensation	1,069	1,009
Bad debt recovery	(20)	(113)
Deferred income tax benefit	(1,292)	(7)
Gain on amended supply agreement	(507)	(507)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,102)	12,234
Costs and billings in excess of estimated earnings on uncompleted contracts	23,155	2,236
Inventories	(88)	2,444
Income taxes	853	(1,319)
Prepaid expenses and other current assets	1,101	554
Accounts payable	(4,144)	(2,085)
Accrued liabilities	(6,673)	(13,398)
Other, net	15	(525)
Net cash provided by (used in) operating activities	(14,060)	3,374
Investing Activities:
Proceeds from sale of property, plant and equipment	55	—
Purchases of short-term investments	(20,712)	(14,874)
Maturities of short-term investments	24,425	—
Changes in restricted cash	(2,925)	—
Purchases of property, plant and equipment	(1,701)	(928)
Net cash used in investing activities	(858)	(15,802)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(438)	(398)
Dividends paid	(2,977)	(2,966)
Net cash used in financing activities	(3,815)	(3,764)
Net increase (decrease) in cash and cash equivalents	(18,733)	(16,192)
Effect of exchange rate changes on cash and cash equivalents	(39)	(946)
Cash and cash equivalents, beginning of period	68,359	97,720
Cash and cash equivalents, end of period	$49,587	$80,582

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
We develop, design, manufacture and service custom-engineered products and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission (SEC) on December 6, 2017.
References to Fiscal 2018 and Fiscal 2017 used throughout this report shall mean our fiscal years ended September 30, 2018 and 2017, respectively.
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

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We have adopted this topic prospectively in Fiscal 2018 and our statement of financial position at December 31, 2017 reflects this reclassification. We have not retrospectively adjusted prior periods.

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020. We are still evaluating the potential impact of this topic on our financial statements.

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

In January 2017, the FASB issued new guidance on goodwill impairment intended to simplify the testing for goodwill impairment by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. This guidance is effective for fiscal years (including interim periods) beginning after December 15, 2019, which would be our fiscal year ending September 30, 2021. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2017, the FASB issued a new topic on modification accounting with regards to stock based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. This topic is effective for annual reporting periods beginning after December 15, 2017, which is our fiscal year ending September 30, 2019. We do not expect this topic to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2017	2016
Numerator:
Net loss	$(5,662)	$(300)
Denominator:
Weighted average basic shares	11,497	11,438
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares with assumed conversions	11,497	11,438
Net loss per share:
Basic	$(0.49)	$(0.03)
Diluted	$(0.49)	$(0.03)

For the quarters ended December 31, 2017 and 2016, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended December 31,
	2017	2016
Balance at beginning of period	$179	$811
Bad debt expense (recovery)	(20)	(113)
Uncollectible accounts written off, net of recoveries	(1)	(28)
Change due to foreign currency translation	—	(6)
Balance at end of period	$158	$664

Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2017	September 30, 2017
Raw materials, parts and subassemblies, net	$17,701	$17,848
Work-in-progress	834	600
Total inventories	$18,535	$18,448

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	December 31, 2017	September 30, 2017
Costs incurred on uncompleted contracts	$984,882	$987,164
Estimated earnings	311,391	316,970
	1,296,273	1,304,134
Less: Billings to date	(1,294,017)	(1,278,746)
Net underbilled position	$2,256	$25,388
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,985	$51,554
Billings in excess of costs and estimated earnings on uncompleted contracts	(36,729)	(26,166)
Net underbilled position	$2,256	$25,388

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2017	2016
Balance at beginning of period	$3,174	$4,639
Increase to warranty expense	195	370
Deduction for warranty charges	(478)	(725)
Change due to foreign currency translation	(1)	(54)
Balance at end of period	$2,890	$4,230

D. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	December 31, 2017	September 30, 2017
Industrial development revenue bonds	$1,600	$2,000
Less current portion	(400)	(400)
Total long-term debt	$1,200	$1,600
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires on June 27, 2022. The amount available under the U.S. Revolver at December 31, 2017 was reduced by $27.0 million for our outstanding letters of credit. There were no loans outstanding under the U.S. Revolver as of December 31, 2017. Amounts available under the U.S. Revolver were $48.0 million at December 31, 2017.
Per the terms of the U.S. Revolver, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet certain financial ratios. As of December 31, 2017, the balance in the pledged account was $27.8 million. The cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet as of December 31, 2017.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2017, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2017. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.90% as of December 31, 2017.

E. COMMITMENTS AND CONTINGENCIES
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit or surety bonds which assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for letters of credit of $27.0 million as of December 31, 2017. We also had surety bonds totaling $217.0 million that were outstanding, with additional bonding capacity of $533.0 million available, at December 31, 2017.
Additionally, we have a $6.7 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2017, we had outstanding guarantees totaling $3.9 million under this Facility Agreement and amounts available under this Facility Agreement were $2.8 million. This facility expires in May 2018. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of December 31, 2017, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of December 31, 2017, our exposure to possible liquidated damages was $2.4 million, of which approximately $1.5 million is probable. Based on our actual or projected failure to meet these various contractual commitments, $1.4 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

F. STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance. Sixty percent of those grants are time-based and vest over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At December 31, 2017, there were 206,584 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the three months ended December 31, 2017 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2017	177,737	$37.00
Granted	86,500	29.88
Vested	(34,853)	35.64
Forfeited/canceled	(22,800)	41.88
Outstanding at December 31, 2017	206,584	$33.71

During the three months ended December 31, 2017 and 2016, we recorded compensation expense of $1.0 million and $0.9 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent will vest on the first anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period based on the price per share on the grant date. During the first quarter of Fiscal 2017 and Fiscal 2016, there were no restricted shares granted.
During the three months ended December 31, 2017 and 2016, we recorded compensation expense of $0.1 million, respectively, related to restricted stock.

G. FAIR VALUE MEASUREMENTS
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 (in thousands):

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2017
Assets:
Cash and cash equivalents	$49,587	$—	$—	$49,587
Short-term investments	23,101	—	—	23,101
Restricted cash	27,776	—	—	27,776
Deferred compensation	—	6,641	—	6,641
Liabilities:
Deferred compensation	—	5,322	—	5,322
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2017
Assets:
Cash and cash equivalents	$68,359	$—	$—	$68,359
Short-term investments	26,829			26,829
Restricted cash	24,851			24,851
Deferred compensation	—	6,442	—	6,442
Liabilities:
Deferred compensation	—	4,991	—	4,991

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
Restricted Cash – Restricted cash represents a pledged cash collateral balance which is required under our U.S. Revolver and is held in an interest-bearing savings account. See Note D for further discussion on restricted cash.
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

There were no transfers between levels within the fair value measurement hierarchy during the three months ended December 31, 2017.

H. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2017	2016
Loss before income taxes	$(6,733)	$(1,741)

Income tax benefit	(1,071)	(1,441)

Net loss	$(5,662)	$(300)

Effective tax rate	16%	83%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the Act) was signed into law. The Act lowers the corporate tax rate for C corporations from 35% to 21% effective January 1, 2018. As a result, the effective tax rate for the three months ended December 31, 2017 represents a reduced blended U.S. tax rate of 24.5%, but was partially offset by deferred tax expense of $0.7 million due to the re-measurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018. The final impact of the Act may differ from our estimates based on changes in interpretations or assumptions we make, as well as the issuance of additional guidance. Additionally, our effective tax rate for the three months ended December 31, 2017 was reduced by a $0.2 million foreign tax loss which is reserved with a valuation allowance.

The effective tax rate for the three months ended December 31, 2016 was favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. We also completed an IRS audit during the three months ended December 2016, which favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit.

I. SUBSEQUENT EVENTS
On February 5, 2018, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on March 21, 2018 to shareholders of record at the close of business on February 21, 2018.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•
Our business is largely dependent on customers in the oil and gas markets and we are adversely impacted by extended periods of low oil or gas prices, which decrease our customers' spending, the demand for our products and services and the prices we are able to charge. This has had, and may continue to have, an adverse effect on our future operating results.

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	The use of percentage-of-completion accounting on our fixed-price contracts could result in volatility in our results of operations.

•	The majority of our contracts contain performance obligations that may subject us to penalties or additional liabilities.

•	Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.

•	Our industry is highly competitive.

•	Our operations could be adversely impacted by the effects of government regulations.

•	Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.

•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled labor and we may be unable to attract and retain qualified employees.

•	We are exposed to risks relating to the use of subcontractors on some of our projects.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Quality problems with our products could harm our reputation and erode our competitive position.

•	A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.

•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Changes in and compliance with environmental laws could adversely impact our financial results.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

•	Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

•	Growth and product diversification through strategic acquisitions involves a number of risks.

•
Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

•	Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.

•	Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.

•	Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.

•
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2017. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2017 which was filed with the Securities and Exchange Commission (SEC) on December 6, 2017 and is available on the SEC’s website at www.sec.gov.
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
Due to the significant decline in oil and gas prices from peak 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. As a result, our revenues and project backlog have declined, and may continue to decline, which may further negatively impact our operations. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016 and 2017 to reduce our overall cost structure and better align our costs with future production requirements.
Results of Operations
Quarter Ended December 31, 2017 Compared to the Quarter Ended December 31, 2016 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 18%, or $20.2 million, to $90.2 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017, primarily due to the continued decrease in our project backlog as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 30%, or $25.6 million, to $60.1 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017, and international revenues increased by 22%, or $5.4 million, to $30.1 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017. The reduction in domestic revenues year over year was driven by the decline in our project backlog mentioned above. However, short-term, high demand remediation efforts following Hurricane Harvey resulted in approximately $7 million of revenue which partially offset the market challenges discussed above. Revenues from commercial and industrial customers decreased by 16%, or $11.9 million, to $60.8 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities increased by 53%, or $8.7 million, to $25.3 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017. Revenues from municipal and transit projects decreased by 80%, or $17.0 million, to $4.1 million in the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017. The increase in public and private utilities and the decrease in municipal and transit revenues were primarily due to the timing of projects.
Gross profit for the first quarter of Fiscal 2018 decreased by 30%, or $4.4 million, to $10.6 million, compared to the first quarter of Fiscal 2017. Gross profit as a percentage of revenues decreased to 12% in the first quarter of Fiscal 2018, compared to 14% in the first quarter of Fiscal 2017. Gross profit and margins continued to be negatively impacted by our reduced volume resulting in under absorption of our manufacturing facility costs and a shift in project mix to smaller projects. This decline in volume and margins is primarily due to the decline in our project backlogs at the beginning of the respective periods resulting from depressed market conditions and competitive pricing pressures primarily in our core oil, gas and petrochemical markets. Gross profit and margins were also negatively impacted by costs incurred on an oil and gas project for which change orders have not been finalized.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 3%, or $0.5 million, to $16.2 million during the first quarter of Fiscal 2018, compared to the first quarter of Fiscal 2017 primarily due to the timing of variable performance based compensation. Selling, general and administrative expenses, as a percentage of revenues, increased to 18% during the first quarter of Fiscal 2018, compared to 14% during the first quarter of Fiscal 2017, primarily due to the reduction in revenue and slight increase in costs quarter over quarter.
Income Tax Benefit
We recorded an income tax benefit of $1.1 million in the first quarter of Fiscal 2018, compared to an income tax benefit of $1.4 million in the first quarter of Fiscal 2017. The effective tax rate for the first quarter of Fiscal 2018 was 16% compared to an effective tax rate of 83% in the first quarter of Fiscal 2017. The effective tax rate for the first quarter of Fiscal 2018 was reduced by the U.S. Tax Cuts and Jobs Act (the Act). The Act lowers the corporate tax rate for C corporations from 35% to 21% effective January 1, 2018. As a result, the effective tax rate for the first quarter of Fiscal 2018 represents a reduced blended U.S. tax rate of 24.5% for Fiscal 2018, but was partially offset by deferred tax expense of $0.7 million due to the re-measurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018. The final impact of the Act may differ from our estimates based on changes in interpretations or assumptions we make, as well as the issuance of additional guidance. Additionally our effective tax rate for the first quarter of Fiscal 2018 was reduced by a $0.2 million foreign tax loss which is reserved with a valuation allowance.

The effective tax rate for the first quarter of Fiscal 2017 was favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance. We also completed an IRS audit during the first quarter of Fiscal 2017, which favorably impacted the effective tax rate due to the release of a $0.3 million FIN 48 reserve relating to the Research and Development Tax Credit.

Net loss
In the first quarter of Fiscal 2018, we recorded a loss of $5.7 million, or $0.49 per diluted share compared to a net loss of $0.3 million, or $0.03 per diluted share, in the first quarter of Fiscal 2017. The increase in our net loss compared to the prior year was primarily due to a decline in our project backlog due to depressed market conditions and competitive pricing pressures, primarily in our core oil, gas and petrochemical markets and the reduction in our effective tax rate as a result of the Act.

Backlog
The order backlog at December 31, 2017 was $260.3 million, an increase from the $250.1 million at September 30, 2017, primarily due to an increase in commercial and industrial projects. New orders increased during the first quarter of Fiscal 2018 to $100.0 million, compared to $90.8 million in the first quarter of Fiscal 2017.

Liquidity and Capital Resources
As of December 31, 2017, current assets exceeded current liabilities by 2.8 times and our debt to total capitalization was 0.51%.
Cash, cash equivalents and short-term investments decreased to $72.7 million at December 31, 2017, compared to $95.2 million at September 30, 2017. We had restricted cash held in a pledged collateral account related to our U.S. Revolver of $27.8 million at December 31, 2017 and $24.9 million at September 30, 2017. For further information regarding our U.S. Revolver, see Note D of Notes to Condensed Consolidated Financial Statements.
Our U.S. Revolver is a $75.0 million revolving credit facility in the U.S. As of December 31, 2017, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce our availability, were $27.0 million at December 31, 2017 and $24.1 million at September 30, 2017. The amount available under our U.S. Revolver at December 31, 2017 was $48.0 million. Total long-term debt, including current maturities, totaled $1.6 million at December 31, 2017, compared to $2.0 million at September 30, 2017. For further information regarding our debt, see Notes D and E of Notes to Condensed Consolidated Financial Statements.
Approximately $35 million of our cash and short-term investments at December 31, 2017 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
We believe that cash and short-term investments available and borrowing capacity under our U.S. Revolver should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Operating Activities
Cash used by operating activities decreased to $14.1 million for the first quarter of Fiscal 2018, compared to cash provided by operating activities of $3.4 million during the same period in Fiscal 2017. This decrease in operating cash flow for the first quarter of Fiscal 2018 was primarily due to the reduction in earnings year over year and increases in accounts receivable, partially offset by project billings. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash used in investing activities during the first quarter of Fiscal 2018 totaled $0.9 million compared to $15.8 million during the same period in Fiscal 2017. For the first quarter of Fiscal 2018, our net short-term investment activity was $3.7 million and we spent approximately $1.7 million on purchases of plant improvements and equipment. In the first quarter of Fiscal 2017, we had purchases of short-term investments of $14.9 million.
Financing Activities
Net cash used in financing activities was $3.8 million for the both the first quarter of Fiscal 2018 and Fiscal 2017. This was primarily for cash dividends of $3.0 million in both periods.
New Accounting Standards
See Note A of Notes to Condensed Consolidated Financial Statements included in this report for information on new accounting standards.
Critical Accounting Policies and Estimates
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017.
For the three months ended December 31, 2017, our operating loss was positively impacted by $2.0 million, as a result of changes in contract estimates related to projects in progress at the beginning of the respective periods. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during these periods.

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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Unfavorable oil and gas commodity price levels have caused, and we anticipate will continue to cause, our customers to delay their investments. The reduction in available projects across the markets we serve has increased price pressures during this market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and may continue to negatively impact, our backlog, revenues and operating results.
Our operating results have been, and we anticipate will continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and will continue to have, a negative impact on the timing of project execution. Our operating results also have been, and will continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. If our core oil, gas and petrochemical markets do not improve, or decline further, our project backlog and revenue could continue to decline and negatively impact our operations. In response to our reduced project backlog and depressed market outlook, we took steps in Fiscal 2016 and 2017 to reduce our overall cost structure and better align our costs with future production requirements. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. We anticipate that in Fiscal 2018, additional actions may be necessary.
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

Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2017, our realized foreign exchange losses were $0.2 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $19.1 million as of December 31, 2017, a decrease of $0.3 million compared to September 30, 2017. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 7, 2018	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)