Form 10-Q
period 2018-03-31
POWELL INDUSTRIES INC
filed 2018-05-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 4, 2018, there were 11,464,938 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2018	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$48,237	$68,359
Short-term investments	20,925	26,829
Restricted cash	22,943	15,104
Accounts receivable, less allowance for doubtful accounts of $264 and $179	68,074	53,852
Costs and estimated earnings in excess of billings on uncompleted contracts	44,008	51,554
Inventories	22,012	18,448
Income taxes receivable	7,678	8,222
Deferred income taxes	—	3,539
Prepaid expenses	1,760	3,701
Other current assets	274	463
Total Current Assets	235,911	250,071
Property, plant and equipment, net	134,675	139,420
Restricted cash	7,535	9,747
Goodwill and intangible assets, net	1,602	1,719
Other assets	13,586	13,800
Deferred income taxes	6,828	229
Total Assets	$400,137	$414,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	35,210	33,269
Accrued salaries, bonuses and commissions	12,079	14,984
Billings in excess of costs and estimated earnings on uncompleted contracts	28,722	26,166
Accrued product warranty	2,241	3,174
Income taxes payable	1,437	1,219
Other accrued expenses	5,618	5,860
Deferred credit ─ short term	—	507
Total Current Liabilities	85,707	85,579
Long-term debt, net of current maturities	1,200	1,600
Deferred compensation	5,600	5,314
Other long-term liabilities	1,238	1,197
Total Liabilities	93,745	93,690
Commitments and Contingencies (Note E)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,268,956 and 12,234,656 and shares issued, respectively	123	122
Additional paid-in capital	55,958	54,329
Retained earnings	295,653	310,598
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(20,343)	(18,754)
Total Stockholders' Equity	306,392	321,296
Total Liabilities and Stockholders' Equity	$400,137	$414,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues	$101,505	$104,680	$191,689	$215,021
Cost of goods sold	89,084	88,858	168,713	184,200
Gross profit	12,421	15,822	22,976	30,821

Selling, general and administrative expenses	16,073	15,994	32,288	31,692
Research and development expenses	1,636	1,623	3,294	3,092
Amortization of intangible assets	44	88	117	176
Restructuring and separation expenses	—	840	—	840
Operating loss	(5,332)	(2,723)	(12,723)	(4,979)

Other income	—	(507)	(507)	(1,015)
Interest expense	51	47	102	81
Interest income	(293)	(89)	(495)	(131)
Loss before income taxes	(5,090)	(2,174)	(11,823)	(3,914)

Income tax benefit	(1,760)	(1,345)	(2,831)	(2,786)

Net loss	$(3,330)	$(829)	$(8,992)	$(1,128)

Loss per share:
Basic	$(0.29)	$(0.07)	$(0.78)	$(0.10)
Diluted	$(0.29)	$(0.07)	$(0.78)	(0.10)

Weighted average shares:
Basic	11,509	11,445	11,503	11,441
Diluted	11,509	11,445	11,503	11,441

Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net loss	$(3,330)	$(829)	$(8,992)	$(1,128)
Foreign currency translation adjustments	(1,275)	886	(1,589)	(1,725)
Comprehensive income (loss)	$(4,605)	$57	$(10,581)	$(2,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2018	2017
Operating Activities:
Net loss	$(8,992)	$(1,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,307	6,138
Amortization	117	176
Stock-based compensation	2,067	1,820
Bad debt expense (recovery)	92	(97)
Deferred income tax benefit	(3,060)	(243)
Gain on amended supply agreement	(507)	(1,015)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,272)	34,084
Costs and billings in excess of estimated earnings on uncompleted contracts	10,251	(2,074)
Inventories	(3,561)	6,088
Income taxes	768	(524)
Prepaid expenses and other current assets	2,156	(1,038)
Accounts payable	1,589	(6,929)
Accrued liabilities	(4,051)	(14,397)
Other, net	489	(1,191)
Net cash provided by (used in) operating activities	(10,607)	19,670
Investing Activities:
Purchases of short-term investments	(20,712)	(14,874)
Maturities of short-term investments	26,019	—
Changes in restricted cash	(5,627)	—
Purchases of property, plant and equipment	(2,815)	(1,702)
Proceeds from sale of property, plant and equipment	55	—
Net cash used in investing activities	(3,080)	(16,576)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(438)	(398)
Dividends paid	(5,954)	(5,934)
Net cash used in financing activities	(6,792)	(6,732)
Net decrease in cash and cash equivalents	(20,479)	(3,638)
Effect of exchange rate changes on cash and cash equivalents	357	(614)
Cash and cash equivalents, beginning of period	68,359	97,720
Cash and cash equivalents, end of period	$48,237	$93,468

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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We plan to use the modified retrospective basis upon adoption. As part of our implementation process, we are evaluating a sample of contracts to identity potential impacts of the standard on our current accounting policies and disclosures. We will update our accounting policies and procedures and determine the impact from this new standard on our contracts outstanding as of October 1, 2018. While we are still evaluating the potential impact of this standard on our financial statements, we believe accounting for variable consideration, cancellations for convenience clauses and the number of performance obligations contained in each contract could have the greatest significance. The materiality of this guidance on our financial statements will be determined in large part by the contracts that are in progress as of the adoption date.

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We have adopted this topic prospectively in Fiscal 2018 and our statement of financial position reflects this reclassification. We have not retrospectively adjusted prior periods.

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

In November 2016, the FASB issued a new topic on the statement of cash flows that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This topic is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which would be our fiscal year ending September 30, 2019. We are still evaluating this new standard, but we do not expect it to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,330)	$(829)	$(8,992)	$(1,128)
Denominator:
Weighted average basic shares	11,509	11,445	11,503	11,441
Dilutive effect of restricted stock units	—	—	—	—
Weighted average diluted shares	11,509	11,445	11,503	11,441
Net loss per share:
Basic	$(0.29)	$(0.07)	$(0.78)	$(0.10)
Diluted	$(0.29)	$(0.07)	$(0.78)	$(0.10)

For the quarters and six months ended March 31, 2018 and 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$158	$664	$179	$811
Bad debt expense (recovery)	112	16	92	(97)
Uncollectible accounts written off, net of recoveries	(7)	(373)	(8)	(400)
Change due to foreign currency translation	1	3	1	(4)
Balance at end of period	$264	$310	$264	$310

Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2018	September 30, 2017
Raw materials, parts and subassemblies, net	$21,059	$17,848
Work-in-progress	953	600
Total inventories	$22,012	$18,448

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	March 31, 2018	September 30, 2017
Costs incurred on uncompleted contracts	$988,433	$987,164
Estimated earnings	313,031	316,970
	1,301,464	1,304,134
Less: Billings to date	(1,286,178)	(1,278,746)
Net underbilled position	$15,286	$25,388
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,008	$51,554
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,722)	(26,166)
Net underbilled position	$15,286	$25,388

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Balance at beginning of period	$2,890	$4,230	$3,174	$4,639
Increase (decrease) in warranty expense	(261)	349	(66)	719
Deduction for warranty charges	(383)	(944)	(861)	(1,669)
Change due to foreign currency translation	(5)	14	(6)	(40)
Balance at end of period	$2,241	$3,649	$2,241	$3,649

D. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
Industrial development revenue bonds	$1,600	$2,000
Less current portion	(400)	(400)
Total long-term debt	$1,200	$1,600
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires on June 27, 2022. The amount available under the U.S. Revolver at March 31, 2018 was reduced by $29.0 million for our outstanding letters of credit. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. There were no loans outstanding under the U.S. Revolver as of March 31, 2018.
Per the terms of the U.S. Revolver, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet certain financial ratios. As of March 31, 2018, the balance in the pledged account was $30.5 million. The cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet. As of March 31, 2018, there was $46.0 million available for the issuance of letters of credit under the U.S. Revolver.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of March 31, 2018, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2018. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.76% as of March 31, 2018.

E. COMMITMENTS AND CONTINGENCIES
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit or surety bonds which assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for letters of credit of $29.0 million as of March 31, 2018. We also had surety bonds totaling $176.9 million that were outstanding, with additional bonding capacity of $573.1 million available, at March 31, 2018.
Additionally, we have a $7.0 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2018, we had outstanding guarantees totaling $4.0 million under this Facility Agreement and amounts available under this Facility Agreement were $3.0 million. This facility expires May 31, 2018. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of March 31, 2018, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of March 31, 2018, our exposure to possible liquidated damages was $2.5 million, of which approximately $1.6 million is probable. Based on our actual or projected failure to meet these various contractual commitments, $1.6 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

F. STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance. Sixty percent of those grants are time-based and vest over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At March 31, 2018, there were 206,584 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the six months ended March 31, 2018 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2017	177,737	$37.00
Granted	86,500	29.88
Vested	(34,853)	35.64
Forfeited/canceled	(22,800)	41.88
Outstanding at March 31, 2018	206,584	$33.71

During the six months ended March 31, 2018 and 2017, we recorded compensation expense of $1.7 million and $1.3 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent will vest on the first anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period based on the price per share on the grant date. In February 2018, 12,000 shares of restricted stock were issued to our non-employee directors under the 2014 Director Plan at a price of $27.88 per share.
During the six months ended March 31, 2018 and 2017, we recorded compensation expense of $0.4 million and $0.5 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2018
Assets:
Cash and cash equivalents	$48,237	$—	$—	$48,237
Short-term investments	20,925	—	—	20,925
Restricted cash	30,478	—	—	30,478
Deferred compensation	—	6,516	—	6,516
Liabilities:
Deferred compensation	—	5,309	—	5,309
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
Restricted Cash – Restricted cash represents a pledged cash collateral balance which is required under our U.S. Revolver and is held in an interest-bearing account. See Note D for further discussion on restricted cash.
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

There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2018.
H. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Loss before income taxes	$(5,090)	$(2,174)	$(11,823)	$(3,914)

Income tax benefit	(1,760)	(1,345)	(2,831)	(2,786)

Net loss	$(3,330)	$(829)	$(8,992)	$(1,128)

Effective tax rate	35%	62%	24%	71%

In the second quarter of Fiscal 2018, the effective tax rate was impacted by the relative amounts of income/loss recognized in various jurisdictions as well as a deferred tax expense due to the remeasurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018 and a foreign tax loss which is reserved with a valuation allowance. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act). The Act lowers the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2018 is a reduced blended U.S. tax rate of 24.5%. The final impact of the Act may differ from our estimates based on changes in interpretations or assumptions we make, as well as the issuance of additional guidance. The effective tax rate for the second quarter of Fiscal 2017 was favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

The effective tax rate for the six months ended March 31, 2018 was favorably impacted due to the lower corporate tax rate for C corporations under the Act, but was partially offset by deferred tax expense of $0.8 million due to the re-measurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018. The effective tax rate for the six months ended March 31, 2017 was favorably impacted by a discrete item relating to the close of an IRS audit recorded during the first quarter of Fiscal 2017 due to the release of a $0.3 million FIN 48 reserve relating to the R&D Tax Credit. Additionally, the effective tax rate for the six months ended March 31, 2017 was impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

I. SUBSEQUENT EVENTS
On May 7, 2018, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on June 20, 2018 to shareholders of record at the close of business on May 23, 2018.

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
Results of Operations
Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 3%, or $3.2 million, to $101.5 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017, primarily due to the decrease in our project backlog at the beginning of the respective quarter. This decrease in revenues is primarily from our international operations as we complete existing projects and continue to see lower demand from customers in their core oil and gas markets. Domestic revenues decreased by 5%, or $4.0 million, to $71.6 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. The reduction in domestic revenues year over year was driven by the decline in our project backlog mentioned above. International revenues increased by 3%, or $0.8 million, to $30.0 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities. The increase in international revenues resulted from an increase in international export projects manufactured at our domestic facilities. Revenues from commercial and industrial customers increased slightly by 1%, or $0.7 million, to $70.6 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. Revenues from public and private utilities increased by 43%, or $6.9 million, to $22.8 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. Revenues from municipal and transit projects decreased by 57%, or $10.8 million, to $8.0 million in the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. The increase in public and private utilities and the decrease in municipal and transit revenues were primarily due to the timing of projects.
Gross profit for the second quarter of Fiscal 2018 decreased by 21%, or $3.4 million, to $12.4 million, compared to the second quarter of Fiscal 2017. Gross profit as a percentage of revenues decreased to 12% in the second quarter of Fiscal 2018, compared to 15% in the second quarter of Fiscal 2017. Gross profit and margins continued to be negatively impacted by our reduced volume resulting in under absorption of our manufacturing facility costs and a shift in project mix to smaller projects. This decline in volume and margins is primarily due to the decline in our project backlog at the beginning of the respective periods resulting from depressed market conditions and competitive pricing pressures primarily in our core oil, gas and petrochemical markets. Gross profit and margins were also negatively impacted by costs incurred on an oil and gas project for which change orders have not been finalized.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by less than $0.1 million, to $16.1 million during the second quarter of Fiscal 2018, compared to the second quarter of Fiscal 2017. Selling, general and administrative expenses, as a percentage of revenues, increased to 16% during the second quarter of Fiscal 2018, compared to 15% during the second quarter of Fiscal 2017, primarily due to the reduction in revenue.
Restructuring and Separation Expenses
During the second quarter of Fiscal 2018, we had no restructuring or separation expenses. However, in the second quarter of Fiscal 2017 we incurred $0.8 million in restructuring and separation expenses as we continued to reduce our overall cost structure to better align our costs with future production requirements.
Income Tax Benefit
We recorded an income tax benefit of $1.8 million in the second quarter of Fiscal 2018, compared to an income tax benefit of $1.3 million in the second quarter of Fiscal 2017. The effective tax rate for the second quarter of Fiscal 2018 was 35% compared to an effective tax rate of 62% in the second quarter of Fiscal 2017. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act). The Act lowers the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the effective tax rate for the second quarter of Fiscal 2018 is a reduced blended U.S. tax rate of 24.5%. The final impact of the Act may differ from our estimates based on changes in interpretations or assumptions we make, as well as the issuance of additional guidance. In the second quarter of Fiscal 2018, the effective tax rate was impacted by the relative amounts of income/loss recognized in various jurisdictions as well as a deferred tax expense due to the remeasurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018 and a foreign tax loss which is reserved with a valuation allowance.

The effective tax rate for the second quarter of Fiscal 2017 was favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.
Net loss
In the second quarter of Fiscal 2018, we recorded a loss of $3.3 million, or $0.29 per diluted share compared to a net loss of $0.8 million, or $0.07 per diluted share, in the second quarter of Fiscal 2017. The increase in our net loss compared to the prior year was primarily due to a decline from our international operations due to depressed market conditions and competitive pricing pressures, primarily in their core oil and gas markets and the reduction in our effective tax rate as a result of the Act.
Backlog
The order backlog at March 31, 2018 was $299.8 million, an increase from the $260.3 million at December 31, 2017, primarily due to an increase in commercial and industrial projects. New orders increased during the second quarter of Fiscal 2018 to $141.5 million, compared to $62.0 million in the second quarter of Fiscal 2017, primarily due to increased demand from our customers in our core oil, gas and petrochemical markets.

Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2017 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 11%, or $23.3 million, to $191.7 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, primarily due to the decrease in our project backlog at the beginning of the respective fiscal year as we complete existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased by 18%, or $29.5 million, to $131.6 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. The reduction in domestic revenues year over year was driven by the decline in our project backlog mentioned above. However, short-term, high demand remediation efforts following Hurricane Harvey resulted in approximately $7 million of revenue which partially offset the market challenges discussed above. International revenues increased by 12%, or $6.2 million, to $60.1 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities. The increase in international revenues resulted from an increase in international export projects manufactured at our domestic facilities. Revenues from commercial and industrial customers decreased by 8%, or $11.2 million, to $131.4 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities increased by 48%, or $15.6 million, to $48.1 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. Revenues from municipal and transit projects decreased by 70%, or $27.7 million, to $12.2 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017. The increase in public and private utilities and the decrease in municipal and transit revenues were primarily due to the timing of projects.
Gross profit for the six months ended March 31, 2018 decreased by 25%, or $7.8 million, to $23.0 million, compared to the six months ended March 31, 2017. Gross profit as a percentage of revenues decreased to 12% for the six months ended March 31, 2018, compared to 14% for the six months ended March 31, 2017. Gross profit and margins continued to be negatively impacted by our reduced volume resulting in under absorption of our manufacturing facility costs and a shift in project mix to smaller projects. This decline in volume and margins is primarily due to the decline in our project backlogs at the beginning of the respective periods resulting from depressed market conditions and competitive pricing pressures primarily in our core oil, gas and petrochemical markets. Gross profit and margins were also negatively impacted by costs incurred on an oil and gas project for which change orders have not been finalized.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 2%, or $0.6 million, to $32.3 million for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, primarily due to the timing of variable performance based compensation. Selling, general and administrative expenses, as a percentage of revenues, increased to 17% during the six months ended March 31, 2018, compared to 15% during the six months ended March 31, 2017, primarily due to the reduction in revenue and slight increase in costs year over year.
Restructuring and Separation Expenses
In the six months ended March 31, 2018, we had no restructuring or separation expenses. However, in the six months ended March 31, 2017, we incurred $0.8 million in restructuring and separation expenses as we continued to reduce our overall cost structure to better align our costs with future production requirements.
Income Tax Benefit
We recorded an income tax benefit of $2.8 million for both the six months ended March 31, 2018 and 2017. However, the effective tax rate for the six months ended March 31, 2018 was 24% compared to an effective tax rate of 71% for the six months ended March 31, 2017. The effective tax rate for the six months ended March 31, 2018 was favorably impacted due to the lower corporate tax rate under the Act, but was partially offset by deferred tax expense of $0.8 million due to the remeasurement of our U.S. deferred tax assets, which are not expected to be realized prior to the end of Fiscal 2018. The effective tax rate for the six months ended March 31, 2017 was favorably impacted by a discrete item relating to the close of an IRS audit recorded during the first quarter of Fiscal 2017 due to the release of a $0.3 million FIN 48 reserve relating to the R&D Tax Credit. Additionally, the effective tax rate for the six months ended March 31, 2017 was impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.
Net loss
For the six months ended March 31, 2018, we recorded a loss of $9.0 million, or $0.78 per diluted share compared to a net loss of $1.1 million, or $0.10 per diluted share, for the six months ended March 31, 2017. The increase in our net loss compared to the prior year was primarily due to a decline in our project backlog at the beginning of the respective periods due to depressed market conditions and competitive pricing pressures, primarily in our core oil, gas and petrochemical markets and the reduction in our income tax benefit as a result of the Act.
Backlog
The order backlog at March 31, 2018 was $299.8 million, an increase from the $250.1 million at September 30, 2017, primarily due to an increase in commercial and industrial projects. New orders increased during the six months ended March 31, 2018 to $241.4 million, compared to $152.8 million for the six months ended March 31, 2017, primarily due to increased demand from our customers in our core oil, gas and petrochemical markets.

Liquidity and Capital Resources

As of March 31, 2018, current assets exceeded current liabilities by 2.8 times and our debt to total capitalization was 0.52%.
Cash, cash equivalents and short-term investments decreased to $69.2 million at March 31, 2018, compared to $95.2 million at September 30, 2017. We had restricted cash held in a pledged collateral account related to our U.S. Revolver of $30.5 million at March 31, 2018 and $24.9 million at September 30, 2017. For further information regarding our U.S. Revolver, see Note D of Notes to Condensed Consolidated Financial Statements.
Our U.S. Revolver is a $75.0 million revolving credit facility in the U.S. As of March 31, 2018, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce our availability, were $29.0 million at March 31, 2018 and $24.1 million at September 30, 2017. As of March 31, 2018, there was $46.0 million available for the issuance of letters of credit under the U.S. Revolver. Total long-term debt, including current maturities, totaled $1.6 million at March 31, 2018, compared to $2.0 million at September 30, 2017. For further information regarding our debt, see Notes D and E of Notes to Condensed Consolidated Financial Statements.
Approximately $33 million of our cash and short-term investments at March 31, 2018 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
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
Operating Activities
Cash used in operating activities decreased to $10.6 million during the six months ended March 31, 2018, compared to cash provided by operating activities of $19.7 million during the same period in Fiscal 2017. This decrease in operating cash flow for the six months ended March 31, 2018 was primarily due to the reduction in earnings year over year and increases in accounts receivable, partially offset by project billings. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash used in investing activities during the six months ended March 31, 2018 totaled $3.1 million compared to $16.6 million during the same period in Fiscal 2017. For the six months ended March 31, 2018, our net short-term investment activity was $5.3 million and we spent approximately $2.8 million on purchases of plant improvements and equipment. For the six months ended March 31, 2017, we had purchases of short-term investments of $14.9 million.
Financing Activities
Net cash used in financing activities was $6.8 million and $6.7 million during the six months ended March 31, 2018 and 2017, respectively. These amounts primarily consisted of cash dividends of approximately $5.9 million in each period.
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
For the six months ended March 31, 2018, our operating loss was positively impacted by $2.5 million, as a result of changes in contract estimates related to projects in progress at the beginning of the respective periods. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during these periods.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Although oil and gas commodity price levels have stabilized, our customers continue to delay their investments. The reduction in available projects across the markets we serve has increased price pressures during this market cycle. This reduction in new business opportunities and increased market price pressures have impacted, and may continue to negatively impact, our backlog, revenues and operating results.
Our operating results have been, and we anticipate could continue to be, negatively impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have and could continue to have, a negative impact on the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. Although our international operations continue to see challenging market conditions, our domestic operations have experienced a recent increase in bookings and we anticipate second half revenues and operating results to improve over the first half of Fiscal 2018.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2018, our realized foreign exchange losses were $0.6 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $20.3 million as of March 31, 2018, an increase of $1.6 million compared to September 30, 2017. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)