Form 10-Q
period 2018-06-30
POWELL INDUSTRIES INC
filed 2018-08-08
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 3, 2018, there were 11,470,038 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$40,075	$68,359
Short-term investments	15,218	26,829
Restricted cash	19,952	15,104
Accounts receivable, less allowance for doubtful accounts of $239 and $179	72,682	53,852
Costs and estimated earnings in excess of billings on uncompleted contracts	70,939	51,554
Inventories	22,854	18,448
Income taxes receivable	7,471	8,222
Deferred income taxes	—	3,539
Prepaid expenses	2,978	3,701
Other current assets	253	463
Total Current Assets	252,422	250,071
Property, plant and equipment, net	130,545	139,420
Restricted cash	3,635	9,747
Goodwill and intangible assets, net	1,558	1,719
Other assets	13,882	13,800
Deferred income taxes	6,608	229
Total Assets	$408,650	$414,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	33,726	33,269
Accrued salaries, bonuses and commissions	16,268	14,984
Billings in excess of costs and estimated earnings on uncompleted contracts	39,437	26,166
Accrued product warranty	2,363	3,174
Income taxes payable	1,418	1,219
Other accrued expenses	5,507	5,860
Deferred credit ─ short term	—	507
Total Current Liabilities	99,119	85,579
Long-term debt, net of current maturities	1,200	1,600
Deferred compensation	5,652	5,314
Other long-term liabilities	1,232	1,197
Total Liabilities	107,203	93,690
Commitments and Contingencies (Note E)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,276,056 and 12,234,656 and shares issued, respectively	123	122
Additional paid-in capital	56,235	54,329
Retained earnings	292,974	310,598
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(22,886)	(18,754)
Total Stockholders' Equity	301,447	321,296
Total Liabilities and Stockholders' Equity	$408,650	$414,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenues	$122,130	$85,927	$313,819	$300,948
Cost of goods sold	103,755	76,873	272,469	261,073
Gross profit	18,375	9,054	41,350	39,875

Selling, general and administrative expenses	16,174	14,761	48,462	46,453
Research and development expenses	1,632	1,726	4,926	4,818
Amortization of intangible assets	44	87	161	263
Restructuring and separation expenses	—	—	—	840
Operating income (loss)	525	(7,520)	(12,199)	(12,499)

Other income	—	(507)	(507)	(1,522)
Interest expense	51	41	153	122
Interest income	(215)	(156)	(711)	(287)
Income (loss) before income taxes	689	(6,898)	(11,134)	(10,812)

Income tax provision (benefit)	388	(3,683)	(2,443)	(6,469)

Net income (loss)	$301	$(3,215)	$(8,691)	$(4,343)

Income (loss) per share:
Basic	$0.03	$(0.28)	$(0.76)	$(0.38)
Diluted	$0.03	$(0.28)	$(0.76)	(0.38)

Weighted average shares:
Basic	11,514	11,463	11,503	11,449
Diluted	11,587	11,463	11,503	11,449

Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$301	$(3,215)	$(8,691)	$(4,343)
Foreign currency translation adjustments	(2,543)	2,849	(4,132)	1,124
Comprehensive loss	$(2,242)	$(366)	$(12,823)	$(3,219)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2018	2017
Operating Activities:
Net loss	$(8,691)	$(4,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,494	9,218
Amortization	161	263
Stock-based compensation	2,485	2,304
Bad debt expense (recovery)	110	(226)
Deferred income tax benefit	(2,840)	(915)
Gain on amended supply agreement	(507)	(1,522)
Cash received from amended supply agreement	—	2,333
Changes in operating assets and liabilities:
Accounts receivable, net	(19,252)	23,847
Costs and billings in excess of estimated earnings on uncompleted contracts	(6,211)	17,861
Inventories	(4,542)	7,519
Income taxes	945	(6,206)
Prepaid expenses and other current assets	924	2,022
Accounts payable	1,288	(9,627)
Accrued liabilities	355	(14,017)
Other, net	224	(1,387)
Net cash provided by (used in) operating activities	(26,057)	27,124
Investing Activities:
Purchases of short-term investments	(20,712)	(60,018)
Maturities of short-term investments	31,444	4,654
Changes in restricted cash	1,264	(25,301)
Purchases of property, plant and equipment	(3,978)	(2,520)
Proceeds from sale of property, plant and equipment	56	11
Net cash provided by (used in) investing activities	8,074	(83,174)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(578)	(398)
Dividends paid	(8,934)	(8,904)
Net cash used in financing activities	(9,912)	(9,702)
Net decrease in cash and cash equivalents	(27,895)	(65,752)
Effect of exchange rate changes on cash and cash equivalents	(389)	516
Cash and cash equivalents, beginning of period	68,359	97,720
Cash and cash equivalents, end of period	$40,075	$32,484

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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We plan to use the modified retrospective basis upon adoption which could result in a cumulative effect adjustment as of October 1, 2018, if material. We continue to hold regular meetings with our implementation team which includes training and evaluating contracts to identity potential impacts of the standard on our current accounting policies and disclosures. We will update our accounting policies and procedures and determine the impact from this new standard on our contracts outstanding as of October 1, 2018. While we are still evaluating the potential impact of this standard on our financial statements, we believe accounting for variable consideration, cancellations for convenience clauses and the number of performance obligations contained in each contract could have the greatest significance. We have not yet been able to estimate the impact the new revenue recognition criteria will have on our consolidated financial statements and related disclosures, but the impact on our financial statements from this guidance will be determined in large part by the contracts that are in progress as of the adoption date.

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

In November 2016, the FASB issued a new topic on the statement of cash flows that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This topic is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which would be our fiscal year ending September 30, 2019. We are still evaluating this new topic, but do not expect it to have a material impact on our statement of cash flows.

In May 2017, the FASB issued a new topic on modification accounting with regards to stock based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. This topic is effective for annual reporting periods beginning after December 15, 2017, which is our fiscal year ending September 30, 2019. We are still evaluating this new topic, but do not expect it to have a material impact on our consolidated financial position or results of operations.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$301	$(3,215)	$(8,691)	$(4,343)
Denominator:
Weighted average basic shares	11,514	11,463	11,503	11,449
Dilutive effect of restricted stock units	73	—	—	—
Weighted average diluted shares	11,587	11,463	11,503	11,449
Income (loss) per share:
Basic	$0.03	$(0.28)	$(0.76)	$(0.38)
Diluted	$0.03	$(0.28)	$(0.76)	$(0.38)

For the quarter ended June 30, 2017 and nine months ended June 30, 2018 and 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$264	$310	$179	$811
Bad debt expense (recovery)	18	(129)	110	(226)
Uncollectible accounts written off, net of recoveries	(36)	(92)	(44)	(493)
Change due to foreign currency translation	(7)	1	(6)	(2)
Balance at end of period	$239	$90	$239	$90

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2018	September 30, 2017
Raw materials, parts and subassemblies, net	$21,402	$17,848
Work-in-progress	1,452	600
Total inventories	$22,854	$18,448

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	June 30, 2018	September 30, 2017
Costs incurred on uncompleted contracts	$823,190	$987,164
Estimated earnings	246,852	316,970
	1,070,042	1,304,134
Less: Billings to date	(1,038,540)	(1,278,746)
Net underbilled position	$31,502	$25,388
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$70,939	$51,554
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,437)	(26,166)
Net underbilled position	$31,502	$25,388

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,241	$3,649	$3,174	$4,639
Increase in warranty expense	1,036	593	970	1,313
Deduction for warranty charges	(891)	(949)	(1,752)	(2,618)
Change due to foreign currency translation	(23)	39	(29)	(2)
Balance at end of period	$2,363	$3,332	$2,363	$3,332

D. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
Industrial development revenue bonds	$1,600	$2,000
Less current portion	(400)	(400)
Total long-term debt	$1,200	$1,600
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires on June 27, 2022. The amount available under the U.S. Revolver at June 30, 2018 was reduced by $22.3 million for our outstanding letters of credit. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. There were no loans outstanding under the U.S. Revolver as of June 30, 2018.
Per the terms of the U.S. Revolver, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet certain financial ratios. As of June 30, 2018, the balance in the pledged account was $23.6 million. The cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet. As of June 30, 2018, there was $52.7 million available for the issuance of letters of credit under the U.S. Revolver.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2018, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2018. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.58% as of June 30, 2018.

E. COMMITMENTS AND CONTINGENCIES
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit or surety bonds which assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for letters of credit of $22.3 million as of June 30, 2018. We also had surety bonds totaling $168.3 million that were outstanding, with additional bonding capacity of $581.7 million available, at June 30, 2018.
Additionally, we have a $6.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2018, we had outstanding guarantees totaling $3.2 million under this Facility Agreement and amounts available under this Facility Agreement were $3.4 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of June 30, 2018, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of June 30, 2018, our exposure to possible liquidated damages was $2.6 million, of which approximately $1.6 million is probable. Based on our actual or projected failure to meet these various contractual commitments, $1.5 million has been recorded as a reduction to revenue. Of the $1.5 million recorded as a reduction to revenue, approximately $1.0 million was recognized in prior periods. We will attempt to obtain change orders, contract extensions or accelerate project completion which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

F. STOCK-BASED COMPENSATION

Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance. Sixty percent of those grants are time-based and vest over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty percent of the grant will be earned based on the three-year earnings performance of the Company following the grant date. At June 30, 2018, there were 199,317 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the nine months ended June 30, 2018 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2017	177,737	$37.00
Granted	88,000	29.88
Vested	(43,620)	35.30
Forfeited/canceled	(22,800)	41.88
Outstanding at June 30, 2018	199,317	$33.69

During the nine months ended June 30, 2018 and 2017, we recorded compensation expense of $2.0 million and $1.7 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent will vest on the first anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period based on the price per share on the grant date. In February 2018, 12,000 shares of restricted stock were issued to our non-employee directors under the 2014 Director Plan at a price of $27.88 per share. In April 2018, we issued 2,000 shares of restricted stock to a non-employee director at a price of $27.15 per share.
During the nine months ended June 30, 2018 and 2017, we recorded compensation expense of $0.4 million and $0.6 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Fair Value Measurements at June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2018
Assets:
Cash and cash equivalents	$40,075	$—	$—	$40,075
Short-term investments	15,218	—	—	15,218
Restricted cash	23,587	—	—	23,587
Deferred compensation	—	6,591	—	6,591
Liabilities:
Deferred compensation	—	5,377	—	5,377
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

There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2018.

H. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$689	$(6,898)	$(11,134)	$(10,812)

Income tax provision (benefit)	388	(3,683)	(2,443)	(6,469)

Net income (loss)	$301	$(3,215)	$(8,691)	$(4,343)

Effective tax rate	56%	53%	22%	60%

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

In the third quarter of Fiscal 2018, the effective tax rate was negatively impacted by the relative amounts of income/loss recognized in various jurisdictions as well as a foreign tax loss which is reserved with a valuation allowance. The effective tax rate for the third quarter of Fiscal 2017 was favorably impacted by discrete items recognized during the quarter, primarily related to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for the third quarter of Fiscal 2017 was also favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

The effective tax rate for the nine months ended June 30, 2018 decreased due to the lower U.S. corporate tax rate as well as a foreign tax loss which is reserved with a valuation allowance. Additionally we recorded deferred tax expense of $0.7 million due to the re-measurement of our U.S. deferred tax assets under the Act, which are not expected to be realized prior to the end of Fiscal 2018. The effective tax rate for the nine months ended June 30, 2017 was favorably impacted by discrete items, primarily related to the R&D Tax Credit. The effective tax rate for the nine months ended June 30, 2017 was also favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

I. SUBSEQUENT EVENTS
On August 6, 2018, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 19, 2018 to shareholders of record at the close of business on August 22, 2018.

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
Due to the significant decline in oil and gas prices from peak 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. As a result, our revenues and project backlog declined. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016 and 2017 to reduce our overall cost structure and better align our costs with future production requirements. Since the second half of Fiscal 2017, our core oil, gas and petrochemical markets have begun to strengthen resulting in increased revenues and backlog.
Results of Operations
Quarter Ended June 30, 2018 Compared to the Quarter Ended June 30, 2017 (Unaudited)
Revenue and Gross Profit
Revenues increased by 42%, or $36.2 million, to $122.1 million in the third quarter of Fiscal 2018, compared to the third quarter of Fiscal 2017, primarily due to an increase in orders from our domestic operations in Fiscal 2018. Domestic revenues increased by 66%, or $36.2 million, to $91.3 million in the third quarter of Fiscal 2018, compared to the third quarter of Fiscal 2017. International revenues were $30.8 million in the third quarter of Fiscal 2018 and the third quarter of Fiscal 2017. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities. Revenues from commercial and industrial customers increased by 94%, or $45.3 million, to $93.3 million in the third quarter of Fiscal 2018, compared to the third quarter of Fiscal 2017. Revenues from public and private utilities decreased by 32%, or $9.1 million, to $19.3 million in the third quarter of Fiscal 2018, compared to the third quarter of Fiscal 2017. Revenues from municipal and transit projects were $9.5 million in the third quarter of Fiscal 2018, and the third quarter of Fiscal 2017. The increase in commercial and industrial revenues and decrease in public and private utilities revenues were primarily due to the timing of projects.
Gross profit for the third quarter of Fiscal 2018 increased by 103%, or $9.3 million, to $18.4 million, compared to the third quarter of Fiscal 2017. Gross profit as a percentage of revenues increased to 15% in the third quarter of Fiscal 2018, compared to 11% in the third quarter of Fiscal 2017. Gross profit and margins are improving due to improved efficiencies in our manufacturing facilities and increased volumes due to the increased demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.4 million, to $16.2 million during the third quarter of Fiscal 2018, compared to $14.8 million in the third quarter of Fiscal 2017, primarily due to the timing of variable performance based compensation. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% during the third quarter of Fiscal 2018, compared to 17% during the third quarter of Fiscal 2017, primarily due to the increase in revenues.

Income Tax Provision/Benefit
We recorded an income tax provision of $0.4 million in the third quarter of Fiscal 2018, compared to an income tax benefit of $3.7 million in the third quarter of Fiscal 2017. The effective tax rate for the third quarter of Fiscal 2018 was 56% compared to an effective tax rate of 53% in the third quarter of Fiscal 2017. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Act). The Act lowered the corporate tax rate from 35% to 21% effective January 1, 2018. The final impact of the Act may differ from our estimates based on changes in interpretations or assumptions we make, as well as the issuance of additional guidance. In the third quarter of Fiscal 2018, the effective tax rate was negatively impacted by the relative amounts of income/loss recognized in various jurisdictions as well as a foreign tax loss which is reserved with a valuation allowance. The effective tax rate for the third quarter of 2017 was favorably impacted by discrete items recognized during the quarter, primarily related to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for the third quarter of Fiscal 2017 was also favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.

Net Income/Loss
In the third quarter of Fiscal 2018, we recorded income of $0.3 million, or $0.03 per diluted share compared to a net loss of $3.2 million, or $0.28 per diluted share, in the third quarter of Fiscal 2017. This improvement in operating results over the prior year was primarily due to the increase in revenues and gross profit from increased bookings and backlog, primarily from our core oil, gas and petrochemical markets.
Backlog
New orders increased during the third quarter of Fiscal 2018 to $139.2 million, compared to $90.7 million in the third quarter of Fiscal 2017, primarily due to increased demand from our customers in our core oil, gas and petrochemical markets. The order backlog at June 30, 2018 was $316.2 million, an increase from $299.8 million at March 31, 2018.

Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017 (Unaudited)
Revenue and Gross Profit
Revenues increased by 4%, or $12.9 million, to $313.8 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, primarily due to the increase in orders in Fiscal 2018. Domestic revenues increased by 3%, or $6.6 million, to $222.9 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. This was primarily due to remediation efforts following Hurricane Harvey which resulted in approximately $7 million of revenue. International revenues increased by 7%, or $6.2 million, to $90.9 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities. The increase in international revenues resulted from an increase in oil and gas export projects manufactured at our domestic facilities. Revenues from commercial and industrial customers increased by 18%, or $34.2 million, to $224.8 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. Revenues from public and private utilities increased by 11%, or $6.4 million, to $67.4 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. Revenues from municipal and transit projects decreased by 56%, or $27.7 million, to $21.6 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017. The increase in commercial and industrial revenues and public and private utilities revenues and the decline in municipal and transit projects were primarily due to the timing of projects.
Gross profit for the nine months ended June 30, 2018 increased by 4%, or $1.5 million, to $41.4 million, compared to the nine months ended June 30, 2017. Gross profit as a percentage of revenues was 13% for both the nine months ended June 30, 2018 and 2017. Gross profit is improving due to improved efficiencies in our manufacturing facilities and increased volumes due to the increased demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 4%, or $2.0 million, to $48.5 million for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, primarily due to the timing of variable performance based compensation. Selling, general and administrative expenses, as a percentage of revenues, was 15% for both the nine months ended June 30, 2018 and 2017.

Restructuring and Separation Expenses
In the nine months ended June 30, 2018, we had no restructuring or separation expenses. However, in the nine months ended June 30, 2017, we incurred $0.8 million in restructuring and separation expenses as we continued to reduce our overall cost structure to better align our costs with future production requirements.
Income Tax Benefit
We recorded an income tax benefit of $2.4 million for the nine months ended June 30, 2018 compared to an income tax benefit of $6.5 million for the nine months ended June 30, 2017. However, the effective tax rate for the nine months ended June 30, 2018 was 22% compared to an effective tax rate of 60% for the nine months ended June 30, 2017. The effective tax rate for the nine months ended June 30, 2018 decreased due to the lower U.S. corporate tax rate as well as a foreign tax loss which is reserved with a valuation allowance. Additionally we recorded deferred tax expense of $0.7 million due to the re-measurement of our U.S. deferred tax assets under the Act, which are not expected to be realized prior to the end of Fiscal 2018. The effective tax rate for the nine months ended June 30, 2017 was favorably impacted by discrete items, primarily related to the R&D Tax Credit. The effective tax rate for the nine months ended June 30, 2017 was also favorably impacted by the lower tax rate in the United Kingdom, the relative amounts of income/loss recognized in various jurisdictions, as well as the utilization of net operating loss carryforwards in Canada that are fully reserved with a valuation allowance.
Net Loss
For the nine months ended June 30, 2018, we recorded a loss of $8.7 million, or $0.76 per diluted share compared to a net loss of $4.3 million, or $0.38 per diluted share, for the nine months ended June 30, 2017. The increase in our net loss compared to the prior year was primarily due to the reduction in our income tax benefit as a result of the Act.
Backlog
New orders increased during the nine months ended June 30, 2018 to $380.6 million, compared to $243.5 million for the nine months ended June 30, 2017, primarily due to increased demand from our customers in our core oil, gas and petrochemical markets. The order backlog at June 30, 2018 was $316.2 million, an increase from $250.1 million at September 30, 2017.

Liquidity and Capital Resources
As of June 30, 2018, current assets exceeded current liabilities by 2.5 times and our debt to total capitalization was 0.53%.
Cash, cash equivalents and short-term investments decreased to $55.3 million at June 30, 2018, compared to $95.2 million at September 30, 2017 as cash has been used in operations to fund working capital requirements from our increased project volume. We had restricted cash held in a pledged collateral account related to our U.S. Revolver of $23.6 million at June 30, 2018 and $24.9 million at September 30, 2017. For further information regarding our U.S. Revolver, see Note D of Notes to Condensed Consolidated Financial Statements.
Our U.S. Revolver is a $75.0 million revolving credit facility in the U.S. As of June 30, 2018, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce our availability, were $22.3 million at June 30, 2018 and $24.1 million at September 30, 2017. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. As of June 30, 2018, there was $52.7 million available for the issuance of letters of credit under the U.S. Revolver. Total long-term debt, including current maturities, totaled $1.6 million at June 30, 2018, compared to $2.0 million at September 30, 2017. For further information regarding our debt, see Notes D and E of Notes to Condensed Consolidated Financial Statements.
Approximately $31 million of our cash and short-term investments at June 30, 2018 was held outside of the United States for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
We believe that our strong working capital position and available cash and short-term investments should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Operating Activities
Cash used in operating activities decreased to $26.1 million during the nine months ended June 30, 2018, compared to cash provided by operating activities of $27.1 million during the same period in Fiscal 2017. This decrease in operating cash flow for the nine months ended June 30, 2018 was primarily due to the reduction in earnings year over year and increases in accounts receivable, project billings and inventories as our increased project volume requires cash to fund the growth. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash provided by investing activities during the nine months ended June 30, 2018 totaled $8.1 million compared to cash used in investing activities of $83.2 million during the same period in Fiscal 2017. This increase in Fiscal 2018 was primarily due to maturities of short-term investments. For the nine months ended June 30, 2018, our net short-term investment surplus was $10.7 million and we spent approximately $4.0 million on purchases of plant improvements and equipment. For the nine months ended June 30, 2017, we had net short-term investment purchases of $55.4 million as well as the establishment of restricted cash of $25.3 million.
Financing Activities
Net cash used in financing activities was $9.9 million and $9.7 million during the nine months ended June 30, 2018 and 2017, respectively. These amounts primarily consisted of cash dividends of approximately $8.9 million in each period.
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
For the nine months ended June 30, 2018, our operating loss was positively impacted by $2.9 million due to changes in contract estimates related to projects in progress at the beginning of the period. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during the period.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have stabilized and our customers are beginning to invest in maintenance and small projects; however, customers continue to delay their major capital investments. The reduction in available projects has increased price pressures over the past two years and has impacted, and may continue to negatively impact, our backlog, revenues and operating results.
Our operating results have been impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have had a negative impact on the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. During the first nine months of Fiscal 2018, we have experienced an increase in bookings and are beginning to see an improvement in revenues and operating results that we anticipate will continue for the remainder of Fiscal 2018 and into Fiscal 2019. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities.

Our increase in project volume has required cash to fund operations, but we believe that our strong working capital position and available cash and short-term investments should be sufficient to finance future operating activities, research and development initiatives, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2018, our realized foreign exchange losses were $0.4 million and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $22.9 million as of June 30, 2018, an increase of $4.1 million compared to September 30, 2017. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.
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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 8, 2018	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Don R. Madison
Don R. Madison
Executive Vice President
Chief Financial and Administrative Officer
(Principal Financial Officer)