Form 10-K
period 2018-09-30
POWELL INDUSTRIES INC
filed 2018-12-12
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒  No
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $308 million as of March 31, 2018, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more are considered to be “affiliates.”
At December 7, 2018, there were 11,501,848 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS
Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include, among other things, adverse business or market conditions, our ability to meet our customers’ scheduling requirements, our customers’ financial conditions and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, availability of skilled labor force, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Part I, Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Our website is powellind.com. We make available, free of charge on or through our website, copies of this Annual Report on Form 10-K and other reports, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Additionally, all of our reports filed with the SEC are available via their website at http://www.sec.gov.
We develop, design, manufacture and service custom-engineered products and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute and International Electrotechnical Commission. We assist customers by providing value-added products and services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the engineering, procurement and construction (EPC) firms contracted by those end users.
References to Fiscal 2018, Fiscal 2017 and Fiscal 2016 used throughout this Annual Report relate to our fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Customers and Markets
Our principal customers are sophisticated users of large amounts of electrical energy that typically require a complex combination of electrical components and systems. These customers' industries include oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets.
Products and services are principally sold directly to the end user or to an EPC firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers, governmental agencies, markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in our revenues and gross profits.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2018, Fiscal 2017 or Fiscal 2016.

Competition
We strive to be the supplier of choice for custom-engineered system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business.
We believe our products and services, integration capabilities, technical and project management strengths, application engineering expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and our financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources. Our principal competitors include ABB, Eaton, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with whom we also have long, established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
Backlog
Backlog represents the dollar amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including approved change orders as well as new contractual agreements on which work has not begun. Our methodology for determining backlog may not be comparable to the methodology used by other companies. Orders included in our backlog are represented by customer purchase orders and contracts, which we believe to be firm. Our backlog at September 30, 2018 totaled $260.9 million compared to $250.1 million at September 30, 2017. Backlog improved primarily due to increased demand from municipal and transit projects. We anticipate that approximately $249 million of Fiscal 2018 ending backlog will be fulfilled during our fiscal year ending September 30, 2019. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers.
Raw Materials and Suppliers
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 47% of revenues in Fiscal 2018, Fiscal 2017 and Fiscal 2016. Unanticipated changes in material requirements, disruptions in supplies or price increases could impact production costs and affect our consolidated results of operations.
Our supply base for certain key components and raw materials is limited. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. While we have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years, we continue to monitor tariff regulations and their potential impact on our operations.
Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2018, 2017 or 2016.
Employees
At September 30, 2018, we had 1,985 full-time employees located primarily in the U.S., Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good.

Intellectual Property
While we hold various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.

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
Oil and gas prices, after improving somewhat, are still down from 2014 levels and are expected to remain volatile. This decline in oil and gas prices since 2014 has had a negative effect on our markets and led to the reduction of projects available and thus reduced our revenue and our backlog of projects. Unfavorable commodity prices have caused oil and gas companies to change their strategies, reduce project spending and delay and/or cancel projects. The price for oil and gas can be influenced by many factors, including global economic growth, inventory levels and supply and demand for these commodities. These factors could cause oil and gas prices to remain depressed or decrease further, which could result in a continued decrease in customer projects that could adversely impact our operations. Continued periods of reduced oil and gas prices will negatively impact our business and results of operations and could result in impairment losses on our long-lived assets.
Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our credit facility on favorable terms or at all. These disruptions could lead to reduced demand for our products and services and could adversely impact our business and results of operations.
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
Our material costs represented 47% of our consolidated revenues for Fiscal 2018. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become adversarial.
Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources, and at various times, may be a customer or supplier on any given project. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices than we are able to provide. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively could adversely affect future revenues and have an adverse impact on our results of operations.
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
Revenues with customers located outside of the U.S., including sales from our operations in the U.K. and Canada, accounted for approximately 25% of our consolidated revenues in Fiscal 2018. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries and the United Kingdom's referendum to withdraw from the European Union. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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
We hire subcontractors to perform work on some projects and sometimes depend on third-party suppliers to provide equipment and materials necessary to complete or ship our products. If our subcontractors do not perform as expected for any reason, we may experience delays in completing our projects or incur additional costs. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. Any of these factors could adversely impact our business and results of operations.
Misconduct by our employees or subcontractors, or a failure to comply with laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees or subcontractors could have a significant negative impact on our business and reputation. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Acts of misconduct, or our failure to comply with applicable laws or regulations, could subject us to fines and penalties, harm our reputation, damage our relationships with customers and could adversely impact our business and results of operations.
Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.
We place great emphasis on workplace safety in our entire organization through various safety initiatives and training. We have both indoor and outdoor manufacturing facilities which are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, damage to property and equipment, as well as potential environmental damage. While we take every precaution to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees and could adversely impact our business and results of operations.
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
The success of our business depends upon the quality of our products and our relationships with customers. In the event that one of our products fails to meet our customers' standards or safety requirements or fails to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products, could adversely impact our business and results of operations.
A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.
Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss, telecommunications failures, cyber security attacks or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, cyber-attacks and other unauthorized access. These security breaches could result in a disruption to our operations or in legal claims or proceedings. A material network breach of our business systems could involve the theft of intellectual property, financial data, employee or customer data, which may be used by competitors. We rely on third-party systems which could also suffer operational system failure or cyber-attacks. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business or results of operations.
We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, business interruption and self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates or may be faced with liabilities not covered by insurance, such as, but not limited to, environmental contamination or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.
Changes in and compliance with environmental laws could adversely impact our financial results.
Private lawsuits or enforcement actions by federal, state, provincial or foreign regulatory agencies may materially increase our costs. Certain environmental laws may make us potentially liable for the remediation of contamination at or emanating from our properties or facilities. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liabilities relating to the remediation of potential contamination, including contamination we did not cause. These potential environmental liabilities may or may not be fully covered by our various insurance policies and may adversely affect our business and results operations.
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
From time to time we may decide to enter new markets, build or lease additional facilities, expand our existing facilities, relocate or consolidate one or more of our operations or exit a facility we may own or lease. Increased costs and production delays arising from the staffing, relocation, sublease, expansion or consolidation of our facilities could adversely affect our business and results of operations.
Growth and product diversification through strategic acquisitions involves a number of risks.
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that will enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.

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
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risks factors described herein, the timing and cancellation of projects, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors which could reduce investor confidence. These factors could adversely affect our business and the trading price of our common stock could decline significantly.
Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.
We are often required to provide our customers security for the performance of their projects in the form of surety bonds, letters of credit or other financial assurances. Our continued ability to obtain surety bonds, letters of credit or other financial assurances will depend on our capitalization, working capital and past performance. We are also dependent on the overall bonding capacity, pricing and terms available in the surety markets. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future. The restriction, reduction or termination of our surety bond agreements could limit our ability to bid on new opportunities and would require us to issue letters of credit under our bank facilities in lieu of surety bonds, thereby reducing availability under our credit facility, which could have an adverse impact on our business and results of operations.
Failure to remain in compliance with covenants, or obtain waivers or amendments and our inability to borrow under our credit agreement could adversely impact our business.
Our credit agreement contains various financial covenants and restrictions, which are described in Note F of the Notes to Consolidated Financial Statements. Until we meet certain financial ratios in future quarters, we continue to be unable to borrow against this credit agreement and we must provide cash collateral to secure our outstanding letters of credit. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent a modification or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to obtain future financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement. Our inability to borrow under our credit agreement could have an adverse impact on our liquidity, operations, capital expenditures or strategic decisions.
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
Our principal locations as of September 30, 2018, are as follows:

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

Item 3. Legal Proceedings
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. These legal proceedings and claims may not be fully covered by our insurance policies or may exceed our policy limits. Although we can give no assurances about the outcome of pending legal proceedings, claims and other disputes, we do not believe that the ultimate conclusion of these disputes could materially affect our results of operations, cash flow and financial position.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.”
As of December 7, 2018, the closing price of our common stock on the NASDAQ was $27.60 per share. As of December 7, 2018, there were 281 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
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
The following graph compares, for the period from October 1, 2013 to September 30, 2018, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; Electro Scientific Industries, Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2013, in our common stock, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2018	2017	2016	2015	2014
Statement of Operations:	(In thousands, except per share data)
Revenues	$448,716	$395,911	$565,243	$661,858	$647,814
Cost of goods sold	383,361	345,142	459,038	553,597	522,340
Gross profit	65,355	50,769	106,205	108,261	125,474
Selling, general and administrative expenses	66,768	61,524	74,924	76,801	87,756
Research and development expenses	6,717	6,906	6,731	6,980	7,608
Amortization of intangible assets	205	355	352	435	779
Restructuring and separation expenses	787	1,322	8,441	3,397	—
Operating income (loss)	(9,122)	(19,338)	15,757	20,648	29,331
Other income	(747)	(2,029)	(2,029)	(2,402)	(1,522)
Interest (income) expense (net)	(676)	(390)	(7)	59	165
Income (loss) from continuing operations before income taxes	(7,699)	(16,919)	17,793	22,991	30,688
Income tax provision (benefit) (1)	(547)	(7,433)	2,283	13,552	11,068
Income (loss) from continuing operations	(7,152)	(9,486)	15,510	9,439	19,620
Income from discontinued operations, net of tax (2)	—	—	—	—	9,604
Net income (loss)	$(7,152)	$(9,486)	$15,510	$9,439	$29,224

Earnings (Loss) per share:
Continuing operations	$(0.62)	$(0.83)	$1.36	$0.80	$1.63
Discontinued operations	—	—	—	—	0.80
Basic earnings (loss) per share	$(0.62)	$(0.83)	$1.36	$0.80	$2.43

Continuing operations	$(0.62)	$(0.83)	$1.36	$0.79	$1.62
Discontinued operations	—	—	—	—	0.80
Diluted earnings (loss) per share	$(0.62)	$(0.83)	$1.36	$0.79	$2.42
(1) For an explanation of the effective tax rate for the last three fiscal years, see Note H of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(2) On January 15, 2014, we sold our wholly-owned subsidiary Transdyn Inc. to a global provider of electronic toll collection systems headquartered in Vienna, Austria.

	Years ended September 30,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments (3)	$49,754	$95,188	$97,720	$43,569	$103,118
Property, plant and equipment, net	128,764	139,420	144,977	154,594	156,896
Total assets	429,951	414,986	462,516	468,824	541,443
Long-term debt, including current maturities	1,600	2,000	2,400	2,800	3,200
Total stockholders' equity	301,644	321,296	335,317	333,262	371,097
Total liabilities and stockholders' equity	429,951	414,986	462,516	468,824	541,443
Dividends paid on common stock	11,916	11,875	11,845	12,358	11,998
(3) Excludes current and non-current restricted cash totaling $25.1 million and $24.9 million as of September 30, 2018 and 2017, respectively. For further discussion on our restricted cash, see Note F of the Notes to Consolidated Financial Statements.

	Years ended September 30,
	2018	2017	2016	2015	2014
Other Financial Data:	(In thousands)
Backlog	260,900	250,123	291,354	441,437	507,092
New Orders	458,884	355,064	417,510	606,754	725,772

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Due to the significant decline in oil and gas prices from peak 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or cancelled projects that we were pursuing. This has negatively impacted our revenues and project backlog over the last three years. In response to our reduced project backlog and the challenging market outlook in our core oil, gas and petrochemical markets, we took steps in Fiscal 2016 and 2017 to reduce our overall cost structure and better align our costs with future production requirements. Since the second half of Fiscal 2017, our core oil, gas and petrochemical markets have begun to strengthen resulting in increased revenues and orders.

Results of Operations
Twelve Months Ended September 30, 2018 Compared to Twelve Months Ended September 30, 2017
Revenue and Gross Profit
Revenues increased 13%, or $52.8 million, to $448.7 million in Fiscal 2018, compared to Fiscal 2017, primarily due to the increase in orders in Fiscal 2018. Domestic revenues increased 19%, or $52.9 million, to $332.2 million. Our international revenues decreased slightly by less than $0.1 million to $116.5 million in Fiscal 2018, compared to Fiscal 2017 and include both revenue generated from our international facilities, as well as export revenues from our domestic facilities.
Revenues from commercial and industrial projects increased 28%, or $71.0 million, to $325.2 million in Fiscal 2018, compared to Fiscal 2017. Revenues from public and private utilities increased 6%, or $4.6 million, to $89.0 million in Fiscal 2018, compared to Fiscal 2017. Revenues from municipal and transit projects decreased 40%, or $22.8 million, to $34.5 million in Fiscal 2018, compared to Fiscal 2017. The changes in revenues in our market sectors were primarily due to the timing and mix of projects in our backlog. Additionally in Fiscal 2018, remediation efforts after Hurricane Harvey resulted in approximately $7 million of revenue in our commercial and industrial markets.

Gross profit increased 29%, or $14.6 million, to $65.4 million in Fiscal 2018, compared to Fiscal 2017. Gross profit as a percentage of revenues increased to 15% in Fiscal 2018 compared to 13% in Fiscal 2017. Gross profit increased due to improved market conditions and efficiencies resulting from increased volume in our U.S. manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 9%, or $5.2 million, to $66.8 million in Fiscal 2018, compared to Fiscal 2017, primarily due to the increase in variable performance-based compensation in Fiscal 2018. Selling, general and administrative expenses, as a percentage of revenues, decreased to 15% in Fiscal 2018 compared to 16% in Fiscal 2017, primarily due to the increased revenues discussed above and our continued efforts to align our cost structure with current market conditions.
Restructuring and Separation Expenses
In Fiscal 2018, we incurred $0.8 million of restructuring expense related to anticipated losses on the sublet of a Canadian facility that we exited in a prior period. In Fiscal 2017, we recorded $1.3 million in separation costs as we continued to reduce our overall cost structure to better align our costs with current and future production requirements.
Other Income
We recorded other income of $0.7 million and $2.0 million in Fiscal 2018 and Fiscal 2017, respectively. In Fiscal 2018, we recorded the final $0.5 million amortization of the deferred gain from the amended supply agreement (see Note E of the Notes to Consolidated Financial Statements), as well as a $0.2 million gain from the settlement of a Company-owned life insurance policy. In Fiscal 2017, the $2.0 million of other income was the amortization of the deferred gain mentioned above.
Income Tax Benefit
We recorded an income tax benefit of $0.5 million in Fiscal 2018, compared to the income tax benefit of $7.4 million we recorded in Fiscal 2017. The effective tax rate for Fiscal 2018 was 7% compared to an effective tax rate of 44% for Fiscal 2017. The effective rate for Fiscal 2018 was negatively impacted by the relative amounts of income/loss recognized in the various tax jurisdictions as well as a foreign tax loss which is reserved with a valuation allowance. Additionally, we recorded deferred tax expense of $0.5 million due to the deferred tax rate differential related to the re-measurement of our U.S. deferred tax assets under the Tax Cuts and Jobs Act, which were not realized prior to the end of Fiscal 2018. The effective tax rate for Fiscal 2017 was favorably impacted by the lower tax rate in the U.K., the relative amounts of income/loss recognized in various jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, as well as $0.9 million of discrete items recognized during the year, primarily related to the Research and Development Tax Credit.
Net Loss
In Fiscal 2018, we recorded a net loss of $7.2 million, or $0.62 per diluted share, an improvement of $2.3 million over the net loss of $9.5 million, or $0.83 per diluted share, that we recorded in Fiscal 2017. The decrease in losses in Fiscal 2018 compared to the prior year were primarily due to increased revenues and gross profit in Fiscal 2018 as we experienced increased demand in our core oil, gas and petrochemical markets.
Backlog
Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects which take a number of months to produce. The order backlog at September 30, 2018 increased to $260.9 million, compared to $250.1 million at September 30, 2017, primarily due to increased demand from municipal and transit projects.
New orders placed in Fiscal 2018 increased to $458.9 million, compared to $355.1 million in Fiscal 2017. This increase in orders was primarily due to improved market conditions in our U.S. commercial and industrial markets.

Twelve Months Ended September 30, 2017 Compared to Twelve Months Ended September 30, 2016
Revenue and Gross Profit
Revenues decreased 30%, or $169.3 million, to $395.9 million in Fiscal 2017, compared to Fiscal 2016, primarily due to the continued decrease in our project backlog as we completed existing projects and continue to see lower demand from our customers in our core oil, gas and petrochemical markets. Domestic revenues decreased 31%, or $126.0 million, to $279.3 million and international revenues decreased 27%, or $43.4 million, to $116.6 million in Fiscal 2017, compared to Fiscal 2016. This reduction in geographic revenues year over year was primarily driven by the decline in our project backlog mentioned above. Revenues from commercial and industrial projects decreased 39%, or $164.9 million, to $254.2 million in Fiscal 2017, compared to Fiscal 2016, primarily due to lower demand in our core oil, gas and petrochemical markets. Revenues from public and private utilities decreased 17%, or $17.5 million, to $84.4 million in Fiscal 2017, compared to Fiscal 2016. Revenues from municipal and transit projects increased 30%, or $13.1 million, to $57.3 million in Fiscal 2017, compared to Fiscal 2016 due to the timing of certain projects.
Gross profit decreased 52%, or $55.4 million, to $50.8 million in Fiscal 2017, compared to Fiscal 2016. Gross profit as a percentage of revenues decreased to 13% in Fiscal 2017 compared to 19% in Fiscal 2016. Gross profit and margins continued to be negatively impacted by our reduced volume resulting in under absorption of our manufacturing facility costs and a shift in our project mix to smaller projects, which typically have lower margins. This decline in volume and margins was primarily due to a decline in our project backlog resulting from depressed market conditions and competitive pricing pressures primarily in our core oil, gas and petrochemical markets. Gross profit margins were negatively impacted by execution challenges on certain municipal transit projects and operating inefficiencies associated with the increased volume from municipal transit projects. The municipal transit market is price competitive and projects typically yield lower margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 18%, or $13.4 million, to $61.5 million in Fiscal 2017, compared to Fiscal 2016, primarily due to the cost reduction efforts we took in Fiscal 2016 in response to our adverse market outlook at that time, as well as lower incentive compensation expenses. Selling, general and administrative expenses, as a percentage of revenues, increased to 16% in Fiscal 2017 compared to 13% in Fiscal 2016, primarily due to the reduction in revenue discussed above.
Restructuring and Separation Expenses
In Fiscal 2017, we incurred $1.3 million in separation and restructuring costs, compared to $8.4 million in Fiscal 2016. In Fiscal 2017, we continued to reduce our overall cost structure to better align our costs with current and future production requirements. The separation and restructuring costs incurred in Fiscal 2016 were due to the realignment of our senior management team and workforce reductions as a result of our adverse market outlook at that time, and reductions in project backlog.
Other Income
We recorded other income of $2.0 million in both Fiscal 2017 and Fiscal 2016, which was the amortization of the deferred gain from the amended supply agreement, which was fully amortized at December 31, 2017. See Note E of the Notes to Consolidated Financial Statements.
Income Tax Benefit/Provision
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
Net Income/Loss
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
Backlog
Our backlog includes various projects, some of which are petrochemical, oil and gas construction and transportation infrastructure projects, which take a number of months to produce. The order backlog at September 30, 2017 was $250.1 million, compared to $291.4 million at September 30, 2016.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. In Fiscal 2018, we saw an increase in customers' investments in maintenance and small projects; however, some customers continue to delay their major capital investments. The reduction in available projects has increased price pressures over the past two years and has impacted, and may continue to negatively impact, our backlog, revenues and operating results.
Our operating results have been impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have had a negative impact on the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. During Fiscal 2018, we experienced an increase in new orders and saw an improvement in revenues and operating results that we anticipate will continue into Fiscal 2019. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities.

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
Liquidity and Capital Resources
As of September 30, 2018, current assets exceeded current liabilities by 2.3 times and our debt to total capitalization was 0.53%.
Cash, cash equivalents and short-term investments decreased to $49.8 million at September 30, 2018, compared to $95.2 million at September 30, 2017, as cash has been used in operations to fund working capital requirements from our increased project volume. We also had restricted cash held in a pledged collateral account related to our amended credit agreement (U.S. Revolver) of $25.1 million and $24.9 million, respectively, at September 30, 2018 and 2017. For further information regarding our U.S. Revolver, see Note F of the Notes to Consolidated Financial Statements.
Until we meet certain financial ratios in future quarters, we are unable to borrow under the U.S. Revolver. We believe that our strong working capital position and available cash and short-term investments should be sufficient to finance future operating activities, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Our U.S Revolver is a $75.0 million revolving credit facility in the U.S, and as of September 30, 2018, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce the availability of credit under our U.S. Revolver, were $23.1 million at September 30, 2018 and $24.1 million at September 30, 2017. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios as described in Note D of the Notes to Consolidated Financial Statements. As of September 30, 2018, $51.9 million was available for the issuance of letters of credit under the U.S. Revolver, subject to the cash collateral requirements mentioned above. Total long-term debt, including current maturities, totaled $1.6 million at September 30, 2018, compared to $2.0 million at September 30, 2017. For further information regarding our debt, see Notes F and G of Notes to Consolidated Financial Statements.
Approximately $26 million of our cash and short-term investments at September 30, 2018 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
Operating Activities
During Fiscal 2018, net cash used in operating activities was $28.5 million. During Fiscal 2017, net cash provided by operating activities was $36.8 million and in Fiscal 2016, net cash provided by operating activities was $74.9 million. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers and the payment terms with our suppliers, and is adversely impacted during a ramp up in business as cash is used to fund the projects until billing milestones have been met and payments are collected. Cash flow from operating activities was lower in Fiscal 2018 compared to Fiscal 2017 due to increases in accounts receivable, project billings and inventories as our increased project volume requires cash to fund the growth. Cash flow from operations declined during Fiscal 2017 compared to Fiscal 2016 primarily as a result of our decrease in operating income and the payments of prior year accrued bonuses and commissions. Cash flow from operations in Fiscal 2017 was favorably impacted by the collection of accounts receivable and the reduction in inventories during our down cycle in project activity.
Investing Activities
Purchases of property, plant and equipment during Fiscal 2018 totaled $4.5 million compared to $3.6 million and $3.0 million in Fiscal 2017 and 2016, respectively. The increase in capital spending in Fiscal 2018 was in response to our ramp up in volume. During Fiscal 2018, our net maturities on our short-term investments were reduced to $13.0 million, compared to the $26.8 million in short-term investments we purchased in Fiscal 2017, as we used cash to fund operating activities in Fiscal 2018 as mentioned above. In Fiscal 2017, we reclassified $24.9 million as restricted cash for pledged collateral as stipulated by our amended credit agreement.
Financing Activities
Net cash used in financing activities was $13.0 million in Fiscal 2018, $12.7 million in Fiscal 2017 and $17.4 million in Fiscal 2016 and included approximately $12 million of dividends paid in each of the three years.
Contractual and Other Obligations
At September 30, 2018, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

Payments Due by Period:
	Long-Term Debt Obligations	Net Operating Lease Obligations	Total
Less than 1 year	$421	$1,743	$2,164
1 to 3 years	1,221	4,097	5,318
3 to 5 years	—	3,173	3,173
More than 5 years	—	—	—
Total long-term contractual obligations	$1,642	$9,013	$10,655
As of September 30, 2018, the total unrecognized tax benefit related to uncertain tax positions was $1.9 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately 22% due to the expiration of certain statutes of limitations and voluntary filings. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $26.4 million as of September 30, 2018.
The following table reflects potential cash outflows that may result in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/Bank Guarantees
Less than 1 year	$17,721
1 to 3 years	5,285
More than 3 years	3,403
Total long-term commercial obligations	$26,409
We also had performance and maintenance bonds totaling $160.6 million that were outstanding at September 30, 2018. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.
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

For the year ended September 30, 2018, our operating loss was reduced by $3.9 million as a result of changes in contract estimates related to projects in progress at the beginning of the year. These changes in estimates resulted primarily from, among other things, successful execution and close-out improvements, as well as other changes in facts and circumstances during these periods.
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

As discussed in Note B of the Notes to Consolidated Financial Statements, effective for the quarter ending December 31, 2018, we will adopt the new revenue recognition standard using the modified retrospective transition method. The new standard will be applied to contracts with customers that were not substantially complete as of October 1, 2018. Our financial results for reporting periods after October 1, 2018 will be presented under the new standard; however, our financial results for prior periods will not be retrospectively adjusted. We have substantially completed our evaluation of the impact of the new standard on our contracts with customers, including identification of differences that will result from the new requirements. Based on this evaluation, we estimate that the net cumulative adjustment to retained earnings from adoption will not be material to our consolidated financial statements. Our disclosures related to revenue recognition will expand to address new quantitative and qualitative requirements regarding the nature, amount and timing of revenue from contracts with customers and additional information related to contract assets and liabilities.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.

Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers and their industries are typically engineering, procurement and construction firms, oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial customers. We maintain ongoing discussions with customers regarding their contract status with respect to payments, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2018, our realized foreign exchange losses were $0.2 million and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $21.8 million as of September 30, 2018, an increase from $18.8 million at September 30, 2017. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

We do not currently hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we meet certain covenants and are able to borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the past three years, we have not experienced a significant effect on our business due to changes in interest rates.

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
December 12, 2018

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$36,584	$68,359
Short-term investments	13,170	26,829
Restricted cash	19,154	15,104
Accounts receivable, less allowance for doubtful accounts of $157 and $179	92,548	53,852
Costs and estimated earnings in excess of billings on uncompleted contracts	82,545	51,554
Inventories	21,352	18,448
Income taxes receivable	6,904	8,222
Deferred income taxes	—	3,539
Prepaid expenses	3,775	3,701
Other current assets	630	463
Total Current Assets	276,662	250,071
Property, plant and equipment, net	128,764	139,420
Restricted cash	5,987	9,747
Goodwill and intangible assets, net	1,514	1,719
Other assets	11,087	13,800
Deferred income taxes	5,937	229
Total Assets	$429,951	$414,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Income taxes payable	897	1,219
Accounts payable	40,714	33,269
Accrued compensation and benefits	22,274	14,984
Billings in excess of costs and estimated earnings on uncompleted contracts	43,174	26,166
Accrued product warranty	2,604	3,174
Other current liabilities	7,786	5,860
Deferred credit ─ short term (Note E)	—	507
Total Current Liabilities	117,849	85,579
Long-term debt, net of current maturities	1,200	1,600
Deferred compensation (Note I)	5,902	5,314
Other long-term liabilities	3,356	1,197
Total Liabilities	128,307	93,690
Commitments and Contingencies (Note G)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,280,556 and 12,234,656 shares issued, respectively	123	122
Additional paid-in capital	56,769	54,329
Retained earnings	291,530	310,598
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(21,779)	(18,754)
Total Stockholders' Equity	301,644	321,296
Total Liabilities and Stockholders' Equity	$429,951	$414,986
The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2018	2017	2016
Revenues	$448,716	$395,911	$565,243
Cost of goods sold	383,361	345,142	459,038
Gross profit	65,355	50,769	106,205

Selling, general and administrative expenses	66,768	61,524	74,924
Research and development expenses	6,717	6,906	6,731
Amortization of intangible assets	205	355	352
Restructuring and separation expenses	787	1,322	8,441
Operating income (loss)	(9,122)	(19,338)	15,757

Other income (See Note E)	(747)	(2,029)	(2,029)
Interest expense	207	168	149
Interest income	(883)	(558)	(156)
Income (loss) before income taxes	(7,699)	(16,919)	17,793
Income tax provision (benefit)	(547)	(7,433)	2,283
Net income (loss)	$(7,152)	$(9,486)	$15,510

Earnings (loss) per share:
Basic	$(0.62)	$(0.83)	$1.36
Diluted	$(0.62)	$(0.83)	$1.36

Weighted average shares:
Basic	11,507	11,453	11,400
Diluted	11,507	11,453	11,431
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended September 30,
	2018	2017	2016

Net income (loss)	$(7,152)	$(9,486)	$15,510
Foreign currency translation adjustments	(3,100)	4,822	(928)
Postretirement benefit adjustment, net of tax	75	192	(439)
Comprehensive income (loss)	$(10,177)	$(4,472)	$14,143

 The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2015	12,100	$121	$48,507	$328,294	(670)	$(21,259)	$(22,401)	$333,262
Net income	—	—	—	15,510	—	—	—	15,510
Foreign currency translation adjustments	—	—	—	—	—	—	(928)	(928)
Stock-based compensation	81	—	4,883	—	—	—	—	4,883
Excess tax benefit from share-based compensation	—	—	(387)	—	—	—	—	(387)
Shares withheld in lieu of employee tax withholding	—	—	(1,000)	—	—	—	—	(1,000)
Issuance of restricted stock	18	1	—	—	—	—	—	1
Purchase of treasury shares	—	—	—	—	(136)	(3,740)	—	(3,740)
Dividends paid	—	—	—	(11,845)	—	—	—	(11,845)
Postretirement benefit adjustment, net of tax of $(237)	—	—	—	—	—	—	(439)	(439)
Balance, September 30, 2016	12,199	$122	$52,003	$331,959	(806)	$(24,999)	$(23,768)	$335,317
Net loss	—	—	—	(9,486)	—	—	—	(9,486)
Foreign currency translation adjustments	—	—	—	—	—	—	4,822	4,822
Stock-based compensation	18	—	2,724	—	—	—	—	2,724
Shares withheld in lieu of employee tax withholding	—	—	(398)	—	—	—	—	(398)
Issuance of restricted stock	17	—	—	—	—	—	—	—
Dividends paid	—	—	—	(11,875)	—	—	—	(11,875)
Postretirement benefit adjustment, net of tax of $103	—	—	—	—	—	—	192	192
Balance, September 30, 2017	12,234	$122	$54,329	$310,598	(806)	$(24,999)	$(18,754)	$321,296
Net loss	—	—	—	(7,152)	—	—	—	(7,152)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,100)	(3,100)
Stock-based compensation	32	—	3,152	—	—	—	—	3,152
Shares withheld in lieu of employee tax withholding	—	—	(712)	—	—	—	—	(712)
Issuance of restricted stock	15	1	—	—	—	—	—	1
Dividends paid	—	—	—	(11,916)	—	—	—	(11,916)
Postretirement benefit adjustment, net of tax of $20	—	—	—	—	—	—	75	75
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended September 30,
	2018	2017	2016
Operating Activities:
Net income (loss)	$(7,152)	$(9,486)	$15,510
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,698	12,400	12,979
Amortization	205	355	352
Stock-based compensation	3,152	2,724	4,883
Excess tax benefit from stock-based compensation	—	—	387
Bad debt expense/(recovery)	111	(160)	187
Deferred income taxes	(2,170)	100	2,330
Gain on amended supply agreement	(507)	(2,029)	(2,029)
Gain on cash surrender value of life insurance	(240)	—	—
Cash received from amended supply agreement	—	2,333	2,333
Changes in operating assets and liabilities:
Accounts receivable	(37,176)	47,983	369
Costs and billings in excess of estimates on uncompleted contracts	(14,117)	(3,270)	39,612
Inventories	(3,023)	8,213	6,159
Income taxes	996	(6,758)	(195)
Prepaid expenses and other current assets	(237)	453	861
Accounts payable	8,152	(2,417)	(11,658)
Accrued liabilities	8,859	(11,676)	3,927
Other, net	1,906	(1,950)	(1,101)
Net cash provided by (used in) operating activities	(28,543)	36,815	74,906
Investing Activities:
Purchases of property, plant and equipment	(4,502)	(3,636)	(3,044)
Proceeds from sale of property, plant and equipment	87	12	187
Purchases of short-term investments	(22,261)	(60,018)	—
Maturities of short-term investments	35,248	33,189	—
Proceeds from life insurance policy	1,861	—	—
Changes in restricted cash	(290)	(24,851)	—
Net cash provided by (used in) investing activities	10,143	(55,304)	(2,857)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Excess tax benefit from stock-based compensation	—	—	(387)
Shares withheld in lieu of employee tax withholding	(712)	(398)	(1,000)
Purchase of treasury shares	—	—	(3,740)
Dividends paid	(11,916)	(11,875)	(11,845)
Net cash used in financing activities	(13,028)	(12,673)	(17,372)
Net increase (decrease) in cash and cash equivalents	(31,428)	(31,162)	54,677
Effect of exchange rate changes on cash and cash equivalents	(347)	1,801	(526)
Cash and cash equivalents, beginning of period	68,359	97,720	43,569
Cash and cash equivalents, end of period	$36,584	$68,359	$97,720

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
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy designed to (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute and International Electrotechnical Commission. We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users.
References to Fiscal 2018, Fiscal 2017 and Fiscal 2016 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2018, 2017 and 2016, respectively.

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
Cash and Investments
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
Restricted Cash - Restricted cash includes cash and cash equivalents that are unavailable for withdrawal or usage for general obligations. Restricted cash on our Consolidated Balance Sheet represents a pledged cash collateral balance which is required under our amended credit agreement and is held in an interest-bearing savings account. See Note F for further discussion on restricted cash.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2018	2017	2016
Cash paid (received) during the period for:
Interest paid, net of interest income	$(676)	$(384)	4
Income taxes paid, net of refunds	354	(764)	(352)
Non-cash capital expenditures	129	634	221
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
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. At September 30, 2018 and 2017, we had retention amounts of $4.2 million and $2.1 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Of the retained amount at September 30, 2018, $3.8 million is expected to be collected in the next fiscal year and is recorded in accounts receivable. The remaining $0.4 million is recorded in other assets and will be collected in Fiscal 2020.
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
Inventories
Inventories are stated at the lower of cost or net realizable value using weighted-average methods and include the cost of materials, labor and manufacturing overhead. We use estimates in determining the level of reserves required to state inventory at the lower of cost or net realizable value. Our estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.7 million, $6.9 million and $6.7 million in Fiscal 2018, 2017 and 2016, respectively.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which would be our fiscal year ending September 30, 2019. We plan to use the modified retrospective basis upon adoption, which could result in a cumulative effect adjustment as of October 1, 2018, if material. We have updated our accounting policies and procedures and determined the impact from this new standard on our contracts outstanding as of October 1, 2018. We have substantially completed our evaluation of the impact of the new standard on our contracts with customers, including identification of differences that will result from the new requirements. Based on this evaluation, we estimate that the net cumulative adjustment to retained earnings from adoption will not be material to our consolidated financial statements. Our disclosures related to revenue recognition will expand to address new quantitative and qualitative requirements regarding the nature, amount and timing of revenue from contracts with customers and additional information related to contract assets and liabilities.

In November 2015, the FASB issued an amendment to the topic regarding income taxes which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments require that deferred income tax liabilities and assets be classified as noncurrent in a statement of financial position. We have adopted this topic prospectively in Fiscal 2018 and our statement of financial position reflects this reclassification. We have not retrospectively adjusted prior periods.

In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new topic is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020. We are still evaluating the potential impact of this topic on our financial statements.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share for the years ended September 30, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended September 30,
	2018	2017	2016
Numerator:
Net income (loss)	$(7,152)	$(9,486)	$15,510
Denominator:
Weighted average basic shares	11,507	11,453	11,400
Dilutive effect of restricted stock units	—	—	31
Weighted average diluted shares with assumed conversions	11,507	11,453	11,431

Net earnings (loss) per share:
Basic earnings (loss) per share	$(0.62)	$(0.83)	$1.36
Diluted earnings (loss) per share	$(0.62)	$(0.83)	$1.36

For the years ended September 30, 2018 and 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

D. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2018	2017
Balance at beginning of period	$179	$811
Bad debt expense (recovery)	111	(160)
Uncollectible accounts written off, net of recoveries	(125)	(472)
Change due to foreign currency translation	(8)	—
Balance at end of period	$157	$179
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2018	2017
Raw materials, parts and subassemblies	$24,563	$22,100
Work-in-progress	1,080	600
Provision for excess and obsolete inventory	(4,291)	(4,252)
Total inventories	$21,352	$18,448

Cost and Estimated Earnings on Uncompleted Contracts
The components of costs and estimated earnings and related amounts billed on uncompleted contracts are summarized below (in thousands):

	September 30,
	2018	2017
Costs incurred on uncompleted contracts	$872,882	$987,164
Estimated earnings	269,268	316,970
	1,142,150	1,304,134
Less: Billings to date	(1,102,779)	(1,278,746)
Net underbilled position	$39,371	$25,388
Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts – underbilled	$82,545	$51,554
Billings in excess of costs and estimated earnings on uncompleted contracts – overbilled	(43,174)	(26,166)
Net underbilled position	$39,371	$25,388
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2018	2017	Asset Lives
Land	$22,207	$22,441	—
Buildings and improvements	123,320	121,960	3 - 39 Years
Machinery and equipment	104,542	106,113	3 - 15 Years
Furniture and fixtures	3,799	3,806	3 - 10 Years
Construction in process	357	1,749	—
	$254,225	$256,069
Less: Accumulated depreciation	(125,461)	(116,649)
Total property, plant and equipment, net	$128,764	$139,420
There were no assets under capital lease as of September 30, 2018 or September 30, 2017. Depreciation expense was $12.7 million, $12.4 million and $13.0 million for fiscal years 2018, 2017, and 2016, respectively.
Warranty Accrual
Activity in our warranty accrual consisted of the following (in thousands):

	September 30,
	2018	2017
Balance at beginning of period	$3,174	$4,639
Increase to warranty expense	2,031	1,806
Deduction for warranty charges	(2,574)	(3,314)
Change due to foreign currency translation	(27)	43
Balance at end of period	$2,604	$3,174

E. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized, and purchased technology of $0.5 million, which is amortized over its estimated useful life. No impairment expense has been recorded for the last three fiscal years.

Intangible assets balances, subject to amortization, at September 30, 2018 and 2017 consisted of the following (in thousands):

	September 30, 2018			September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(11,239)	$510	$11,749	$(11,033)	$716
Amortization of intangible assets recorded for the year ended September 30, 2018 was $0.2 million, and $0.4 million for the years ended September 30, 2017 and 2016, respectively.
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ended September 30,	Total
2019	$177
2020	177
2021	156
2022	—
2023	—

On August 7, 2006, we purchased certain assets related to the manufacturing of ANSI medium-voltage switchgear and circuit breaker business from General Electric Company (GE). In connection with the acquisition, we entered into a 15-year supply agreement with GE pursuant to which GE would purchase from us all of its requirements for ANSI medium-voltage switchgear and circuit breakers and other related equipment and components (the Products). We recorded an intangible asset related to this supply agreement. On December 30, 2013, we and GE amended the supply agreement to allow GE to manufacture similar Products for sale immediately and allow them to begin purchasing Products from other suppliers beginning December 31, 2014. In return, GE paid us $10 million upon execution of the amended supply agreement and agreed to pay an additional $7 million over three years, beginning March 2015. The final balance of $2.3 million was received in April 2017. We wrote off the intangible asset related to the original supply agreement and recorded a deferred credit in the amount of $8.1 million at December 31, 2013, the amount by which the total proceeds from GE exceeded the unamortized balance of our intangible asset. We amortized this deferred credit over the four-year life of the agreement and recorded $0.5 million in other income in Fiscal 2018, and $2.0 million in both Fiscal 2017 and 2016.

F. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2018	2017
Industrial development revenue bonds	$1,600	$2,000
Less: current portion	(400)	(400)
Total long-term debt	$1,200	$1,600
The annual maturities of long-term debt as of September 30, 2018, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2019	$400
2020	400
2021	400
2022	400
2023	—
Total long-term debt maturities	$1,600

U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires June 2022. The amount available under the U.S. Revolver at September 30, 2018 was reduced by $23.1 million for our outstanding letters of credit. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. There were no loans outstanding under the U.S. Revolver as of September 30, 2018.
Per the terms of the U.S. Revolver, we are required to maintain cash in a pledged collateral account until we satisfy the following two financial ratios for two consecutive fiscal quarters: a max leverage ratio and a fixed charge coverage ratio. The max leverage ratio requires that the ratio of our consolidated funded indebtedness to our consolidated earnings before interest, taxes and depreciation (EBITDA) for the last four consecutive quarters not exceed 2.75 to 1.00. The fixed charge coverage ratio requires that the ratio of consolidated EBITDA for the last four fiscal quarters, less income taxes, capital expenditures, principal debt payments and interest charges be at least 1.25 to 1.00. If we are not in compliance with the these two ratios, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet the aforementioned required ratios. As of September 30, 2018, the balance in the cash collateral account was $25.1 million and is recorded as restricted cash in our Consolidated Balance Sheets. The portion of the cash collateral account associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash. As of September 30, 2018, $51.9 million was available for the issuance of letters of credit under the U.S. Revolver, subject to the cash collateral requirements mentioned above.
The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25%, is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of September 30, 2018, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.72% as of September 30, 2018. As of September 30, 2018, we were in compliance with all of the covenants of the Bonds.

G. Commitments and Contingencies
Long-Term Debt
See Note F herein for a discussion of our long-term debt.
Leases
We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023. We also sublease certain facilities that we are no longer occupying. Our sublease terms do not fully cover the existing rental commitments on certain facilities.

At September 30, 2018, the future minimum annual rental commitments and expected receipts under non-cancelable operating leases having terms in excess of one year were as follows (in thousands):

Years Ended September 30,	Operating Leases Payments	Operating Sublease Income
2019	$3,002	$(1,259)
2020	2,135	(38)
2021	2,000	—
2022	1,875	—
2023	1,298	—
Thereafter	—	—
Total lease commitments	$10,310	$(1,297)

Lease expense and sublease income from third parties was as follows (in thousands):

	Year Ended September 30,
	2018	2017	2016
Rental expense	$3,432	$3,734	$4,469
Sublease income from third parties	(1,487)	(1,389)	(986)
In Fiscal 2018, we incurred approximately $0.8 million due to anticipated losses on the sublet of a Canadian facility we exited in a prior period. In Fiscal 2016, we incurred approximately $0.5 million of restructuring costs related to a Canadian facility that we leased and exited in the third quarter of Fiscal 2016.
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant expenses related to security instruments for the periods reported. We were contingently liable for letters of credit and bank guarantees of $26.4 million as of September 30, 2018. We also had outstanding surety bonds totaling $160.6 million, with additional bonding capacity of $589.4 million available, at September 30, 2018.
We have a $6.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2018, we had outstanding guarantees totaling $3.3 million under this Facility Agreement and amounts available under this Facility Agreement were $3.2 million. The Facility Agreement expires in May 2019 and provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2018, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2018, our exposure to possible liquidated damages was $2.4 million, of which approximately $0.7 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $0.7 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unaccrued liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Income Taxes
The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended September 30,
	2018	2017	2016
Current:
Federal	$973	$(7,782)	$(1,395)
State	201	(101)	449
Foreign	449	350	899
	1,623	(7,533)	(47)
Deferred:
Federal	(1,834)	392	1,923
State	(247)	(515)	47
Foreign	(89)	223	360
	(2,170)	100	2,330
Total income tax provision (benefit)	$(547)	$(7,433)	$2,283
Income (loss) before income taxes was as follows (in thousands):

	Year Ended September 30,
	2018	2017	2016
U.S.	$(2,103)	$(19,932)	$5,087
Other than U.S.	(5,596)	3,013	12,706
Income (loss) before income taxes	$(7,699)	$(16,919)	$17,793
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2018	2017	2016
Statutory rate	25%	35%	35%
State income taxes, net of federal benefit	(2)	2	2
Research and development credit	9	9	(8)
Foreign rate differential	1	2	(8)
Foreign withholding	(3)	—	—
Foreign valuation allowance	(20)	2	(11)
NOL carryback impact on deductions	—	(4)	—
Deferred tax rate differential	(4)	—	—
Other	1	(2)	3
Effective rate	7%	44%	13%

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The act lowers the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2018 is a blended U.S. tax rate of 24.5%.

Our income tax provision (benefit) reflects an effective tax rate on pre-tax results of 7% in Fiscal 2018 compared to 44% and 13% in Fiscal 2017 and 2016, respectively. The effective rate for Fiscal 2018 was negatively impacted by the relative amounts of income/loss recognized in various jurisdictions as well as a foreign tax loss which is reserved with a valuation allowance.

Additionally, we recorded deferred tax expense of $0.5 million due to the deferred tax rate differential related to the re-measurement of our U.S. deferred tax assets under the Act, which were not realized prior to the end of Fiscal 2018. The effective tax rate for Fiscal 2017 was favorably impacted by the lower tax rate in the U.K., the relative amounts of income/loss recognized in the various tax jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, as well as $0.9 million of discrete items recognized during the year, primarily related to the Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for Fiscal 2016 was favorably impacted by the statutory tax rates in the U.K. and Canada and the relative amounts of income earned in those jurisdictions, as well as the utilization of net operating loss carryforwards mentioned above. Additionally, the effective tax rate for Fiscal 2016 was favorably impacted by a $0.8 million discrete item recorded in the first quarter of Fiscal 2016 related to the retroactive reinstatement of the R&D Tax Credit for the previously expired period from January 1, 2015 to September 30, 2015.
We have not recorded deferred income taxes on $21.1 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2012 – 2017, United Kingdom 2016 – 2017 and the United States 2013, and 2015 –2017.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2018	2017
Current deferred income taxes:
Gross assets	$—	$3,978
Gross liabilities and valuation allowance	—	(439)
Net current deferred income tax asset	—	3,539
Noncurrent deferred income taxes:
Gross assets	22,480	18,559
Gross liabilities and valuation allowance	(16,543)	(18,330)
Net noncurrent deferred income tax asset (liability)	5,937	229
Net deferred income tax asset	$5,937	$3,768

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2018	2017
Deferred Tax Assets:
Net operating loss	$13,444	$11,823
Credit carryforwards	3,987	3,258
Deferred compensation	1,456	2,009
Uniform capitalization and inventory	1,043	1,432
Stock-based compensation	879	1,094
Reserve for accrued employee benefits	791	1,208
Warranty accrual	448	892
Accrued legal	154	435
Postretirement benefits liability	112	264
Allowance for doubtful accounts	—	14
Goodwill	54	64
Other	112	44
Deferred tax assets	22,480	22,537
Deferred Tax Liabilities:
Depreciation and amortization	(6,946)	(10,002)
Deferred tax liabilities	(6,946)	(10,002)
Less: valuation allowance	(9,597)	(8,767)
Net deferred tax asset	$5,937	$3,768

We have established a valuation allowance in the amount of $9.6 million primarily related to the Canadian net deferred tax assets. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A rollforward of the valuation allowance for the past three years is summarized below:

Balance at September 30, 2015	$10,056
Charged to cost and expenses	(1,934)
Charged to other accounts	317
Balance at September 30, 2016	$8,439
Charged to cost and expenses	(260)
Charged to other accounts	588
Balance at September 30, 2017	$8,767
Charged to cost and expenses	1,575
Charged to other accounts	(745)
Balance at September 30, 2018	$9,597

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2018	2017	2016
Balance at beginning of period	$1,219	$1,046	$784
Increases related to tax positions taken during the current period	180	179	293
Increases related to tax positions taken during a prior period	455	338	—
Decreases related to expiration of statute of limitations	—	—	(31)
Decreases related to settlement with taxing authorities	—	(344)	—
Balance at end of period	$1,854	$1,219	$1,046
Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2018 was not material.
Due to the expiration of certain federal statutes of limitations and voluntary filings, management believes that, within the next 12 months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately 22%.
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

I. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $2.8 million, $2.8 million and $3.9 million in Fiscal 2018, 2017 and 2016, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of less than $0.1 million related to this plan in Fiscal 2018. At September 30, 2018, total assets held by the trustee were $6.8 million and the liability was $5.6 million. Of the $6.8 million of assets held by the trustee, $6.7 million is invested in company-owned life insurance policies and the remainder in mutual funds.
Certain former executives were provided an executive benefit plan that provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments were accrued over the service life of these individuals, and $0.3 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $3.2 million at September 30, 2018. During the fourth quarter of Fiscal 2018, we received $1.9 million in proceeds from one of these policies.

Retiree Medical Plan
We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.9 million and $1.1 million as of September 30, 2018 and 2017, respectively, and our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

J. Stock-Based Compensation
We have the following stock-based compensation plans:
2014 Equity Incentive Plan
In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Equity Incentive Plan (the 2014 Plan), which replaced our 2006 Equity Compensation Plan (2006 Plan). Persons eligible to receive awards under the 2014 Plan include our officers and employees. The 2014 Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards, as well as certain other awards.
In accordance with the 2014 Plan, the compensation committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from their date of issuance. Sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty percent of the grant is earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2018, there were 190,500 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2017	177,737	$37.00
Granted	88,000	29.88
Vested	(51,437)	35.11
Forfeited/cancelled	(23,800)	41.39
Outstanding at September 30, 2018	190,500	$33.73
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan. As of September 30, 2018, there were 633,011 shares of common stock left available.
2014 Non-Employee Director Equity Incentive Plan
In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan). The total number of shares of common stock reserved under the plan is 150,000 shares. The plan is administered by the Compensation Committee. Eligibility to participate in the plan is limited to those individuals who are members of the Board of Directors of the Company and who are not employees of the Company or any affiliate of the Company.
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and SARs) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,000 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent will be recognized over the remaining vesting period based on the closing price per share on the grant date.

Under this 2014 Director Plan, in February 2018, we issued 6,000 shares of restricted stock to our non-employee directors at a price of $27.88 per share and in April 2018, we issued 1,000 shares of restricted stock to a single non-employee director at a price of $27.15. In February 2017, we issued 17,000 shares of restricted stock to our non-employee directors at a price of $34.24 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 70,600 shares as of September 30, 2018.
At September 30, 2018 and 2017, there were 7,000 shares and 16,000 shares of unvested restricted stock outstanding, respectively. Total compensation expense related to restricted stock grants under all plans was $0.5 million, $0.7 million and $0.7 million for the years ended September 30, 2018, 2017 and 2016, respectively. Total compensation expense related to RSU’s under all plans was $2.7 million, $2.0 million and $4.2 million for the years ended September 30, 2018, 2017 and 2016, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2018 and 2017, amounts of deferred compensation expense not yet recognized related to non-vested stock totaled $1.2 million and $1.6 million, respectively. As of September 30, 2018, the total weighted average remaining contractual life of our restricted stock and RSU’s is approximately six months and 1.3 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2018
Assets:
Cash and cash equivalents	$36,584	$—	$—	$36,584
Short-term investments	13,170	—	—	13,170
Restricted cash	25,141	—	—	25,141
Other assets	—	6,817	—	6,817
Liabilities:
Deferred compensation	—	5,644	—	5,644
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2017
Assets:
Cash and cash equivalents	$68,359	$—	$—	$68,359
Short-term investments	26,829	—	—	26,829
Restricted cash	24,851	—	—	24,851
Other assets	—	6,442	—	6,442
Liabilities:
Deferred compensation	—	4,991	—	4,991
Fair value guidance requires certain fair value disclosures be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Cash and cash equivalents
Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets.
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Restricted Cash - Restricted cash represents a pledged cash collateral balance ,which is required under our amended credit agreement and is held in an interest-bearing savings account. See Note F for further discussion on restricted cash.
Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. The assets include both mutual fund investments and company-owned life insurance policies and are included in other assets in the accompanying Consolidated Balance sheets. Because the mutual funds and company-owned life insurance policies are combined in the plan, they are therefore categorized as Level 2 in the fair value measurement hierarchy. The deferred compensation liability represents the investment options that the plan participants have designated to serve as the basis for measurement of the notional value of their accounts. Because the deferred compensation liability is intended to offset the plan assets, it is therefore also categorized as Level 2 in the fair value measurement hierarchy.

L. Geographic Information
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2018	2017	2016
United States	$335,743	$279,352	$405,298
Canada	42,235	45,540	77,252
Middle East and Africa	38,490	26,639	40,294
Far East	12,976	3,877	7,895
Europe	10,538	21,194	26,200
Mexico, Central and South America	8,734	19,309	8,304
Total revenues	$448,716	$395,911	$565,243

	September 30,
	2018	2017
Long-lived assets:
United States	$76,016	$82,589
Canada	48,126	52,122
United Kingdom	4,622	4,709
Total	$128,764	$139,420
Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets.

M. Restructuring and Separation Expenses
In Fiscal 2018, we incurred approximately $0.8 million of restructuring costs due to anticipated losses on the sublet of a Canadian facility that we exited in a prior period.
In Fiscal 2017, we incurred approximately $1.3 million of restructuring costs, as we continued to reduce our overall cost structure to better align our costs with future production requirements.
In Fiscal 2016, we incurred approximately $7.9 million of separation costs, of which $3.8 million were separation costs related to the departure of our former Chief Executive Officer in December 2015. Additionally in Fiscal 2016, we incurred approximately $0.5 million of restructuring costs related to a Canadian facility that we leased and exited in the third quarter of Fiscal 2016.

N.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2018 and 2017 (in thousands, except per share data):

	2018 Quarters
	First	Second	Third	Fourth	2018
Revenues	$90,184	$101,505	$122,130	$134,897	$448,716
Gross profit	10,554	12,421	18,375	24,005	65,355
Net income (loss)	(5,662)	(3,330)	301	1,539	(7,152)
Earnings (loss) per share:
Basic	$(0.49)	$(0.29)	$0.03	$0.13	$(0.62)
Diluted	$(0.49)	$(0.29)	$0.03	$0.13	$(0.62)

	2017 Quarters
	First	Second	Third	Fourth	2017
Revenues	$110,341	$104,680	$85,927	$94,963	$395,911
Gross profit	14,999	15,822	9,054	10,894	50,769
Net income (loss)	(300)	(829)	(3,215)	(5,142)	(9,486)
Earnings (loss) per share:
Basic	$(0.03)	$(0.07)	$(0.28)	$(0.45)	$(0.83)
Diluted	$(0.03)	$(0.07)	$(0.28)	$(0.45)	$(0.83)

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

O.  Subsequent Events

On November 5, 2018, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 19, 2018 to shareholders of record at the close of business on November 21, 2018.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2018, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2018, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2018, which appears in their report on the financial statements included herein.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2018.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2018.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2018.

PART IV

Item  15. Exhibits. Financial Statement Schedules
1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.
2. Financial Statement Schedule. All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements included elsewhere in this Annual Report.
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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title
/s/Thomas W. Powell	Chairman of the Board
Thomas W. Powell

/s/Brett A. Cope	Director President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Don R. Madison	Executive Vice President Chief Financial and Administrative Officer (Principal Financial Officer)
Don R. Madison

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Perry L. Elders	Director
Perry L. Elders

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ James W. McGill	Director
James W. McGill

/s/ John D. White	Director
John D. White
/s/ Richard E. Williams	Director
Richard E. Williams
Date: December 12, 2018