Form 10-Q
period 2018-12-31
POWELL INDUSTRIES INC
filed 2019-02-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 1, 2019, there were 12,337,466 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2018	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$55,005	$36,584
Short-term investments	7,336	13,170
Restricted cash	8,934	19,154
Accounts receivable, less allowance for doubtful accounts of $139 and $157	89,399	92,548
Contract assets	69,601	82,545
Inventories	25,046	21,352
Income taxes receivable	268	6,904
Prepaid expenses	3,707	3,775
Other current assets	1,232	630
Total Current Assets	260,528	276,662
Property, plant and equipment, net	123,838	128,764
Restricted cash	6,956	5,987
Goodwill and intangible assets, net	1,470	1,514
Deferred income taxes	6,453	5,937
Other assets	10,777	11,087
Total Assets	$410,022	$429,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	31,963	40,714
Contract liabilities	51,410	43,174
Accrued compensation and benefits	11,125	22,274
Accrued product warranty	2,732	2,604
Income taxes payable	878	897
Other current liabilities	8,275	7,786
Total Current Liabilities	106,783	117,849
Long-term debt, net of current maturities	800	1,200
Deferred compensation	5,839	5,902
Other long-term liabilities	4,242	3,356
Total Liabilities	117,664	128,307
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,322,166 and 12,280,556 and shares issued, respectively	123	123
Additional paid-in capital	57,258	56,769
Retained earnings	285,843	291,530
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(25,867)	(21,779)
Total Stockholders' Equity	292,358	301,644
Total Liabilities and Stockholders' Equity	$410,022	$429,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2018	2017
Revenues	$109,351	$90,184
Cost of goods sold	94,720	79,630
Gross profit	14,631	10,554

Selling, general and administrative expenses	15,928	16,215
Research and development expenses	1,694	1,658
Amortization of intangible assets	44	73
Operating loss	(3,035)	(7,392)

Other income	—	(507)
Interest expense	56	51
Interest income	(157)	(203)
Loss before income taxes	(2,934)	(6,733)

Income tax benefit	(239)	(1,071)

Net loss	$(2,695)	$(5,662)

Loss per share:
Basic	$(0.23)	$(0.49)
Diluted	$(0.23)	$(0.49)

Weighted average shares:
Basic	11,551	11,497
Diluted	11,551	11,497

Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three months ended December 31,
	2018	2017
Net loss	$(2,695)	$(5,662)
Foreign currency translation adjustments	(4,088)	(314)
Comprehensive loss	$(6,783)	$(5,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Totals
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net loss	—	—	—	(2,695)	—	—	—	(2,695)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,088)	(4,088)
Stock-based compensation	41	—	1,220	—	—	—	—	1,220
Shares withheld in lieu of employee tax withholding	—	—	(731)	—	—	—	—	(731)
Dividends paid	—	—	—	(2,992)	—	—	—	(2,992)
Balance, December 31, 2018	12,322	123	57,258	285,843	(806)	(24,999)	(25,867)	292,358

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2018	2017
Operating Activities:
Net loss	$(2,695)	$(5,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,221	3,235
Stock-based compensation	1,220	1,069
Bad debt expense (recovery)	27	(20)
Deferred income tax benefit	(517)	(1,292)
Gain on amended supply agreement	—	(507)
Changes in operating assets and liabilities:
Accounts receivable, net	4,385	(25,102)
Contract assets and liabilities, net	21,036	23,155
Inventories	(3,853)	(88)
Income taxes	6,620	853
Prepaid expenses and other current assets	(565)	1,101
Accounts payable	(8,622)	(4,144)
Accrued liabilities	(10,385)	(6,673)
Other, net	(763)	15
Net cash provided by (used in) operating activities	9,109	(14,060)
Investing Activities:
Purchases of short-term investments	(5,869)	(20,712)
Maturities of short-term investments	11,621	24,425
Purchases of property, plant and equipment	(764)	(1,701)
Proceeds from sale of property, plant and equipment	9	55
Net cash provided by investing activities	4,997	2,067
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(731)	(438)
Dividends paid	(2,992)	(2,977)
Net cash used in financing activities	(4,123)	(3,815)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,983	(15,808)
Effect of exchange rate changes on cash and cash equivalents	(813)	(39)
Cash, cash equivalents and restricted cash, beginning of period	61,725	93,210
Cash, cash equivalents and restricted cash, end of period	$70,895	$77,363

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
We develop, design, manufacture and service custom-engineered products and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquid natural gas terminals, as well as petrochemical, electric utility and light traction power.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission (SEC) on December 12, 2018.
References to Fiscal 2019 and Fiscal 2018 used throughout this report shall mean our fiscal years ended September 30, 2019 and 2018, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. Effective October 1, 2018, we adopted this standard using the modified retrospective basis. After evaluating the impact of this new standard on contracts outstanding as of October 1, 2018, we determined that no adjustment to retained earnings was necessary. See Note D for further discussion of revenue.
In February 2016, the FASB issued a new topic on leases which requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new topic is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2020. In Fiscal 2018, we acquired new lease software designed to assist with the transition and our migrating our existing leases. We are still evaluating the impact this new topic will have on our consolidated financial position and results of operations.

In November 2016, the FASB issued a new topic on the statement of cash flows that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents is to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this topic in Fiscal 2019 and our Condensed Consolidated Cash Flow Statements for all periods reflect this presentation.

In May 2017, the FASB issued a new topic on modification accounting with regards to stock based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. We adopted this topic in Fiscal 2019 and it has not had a material impact on our consolidated financial position or results of operations.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2018	2017
Numerator:
Net loss	$(2,695)	$(5,662)
Denominator:
Weighted average basic shares	11,551	11,497
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares	11,551	11,497
Loss per share:
Basic	$(0.23)	$(0.49)
Diluted	$(0.23)	$(0.49)

For the three months ended December 31, 2018 and 2017, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended December 31,
	2018	2017
Balance at beginning of period	$157	$179
Bad debt expense (recovery)	27	(20)
Uncollectible accounts written off, net of recoveries	(42)	(1)
Change due to foreign currency translation	(3)	—
Balance at end of period	$139	$158

Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2018	September 30, 2018
Raw materials, parts and subassemblies, net	$24,056	$20,272
Work-in-progress	990	1,080
Total inventories	$25,046	$21,352

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2018	2017
Balance at beginning of period	$2,604	$3,174
Increase in warranty expense	746	195
Deduction for warranty charges	(604)	(478)
Change due to foreign currency translation	(14)	(1)
Balance at end of period	$2,732	$2,890

D. REVENUE
On October 1, 2018, we adopted the new revenue recognition standard using the modified retrospective transition method. We applied the guidance to customer contracts which were not substantially complete at that time and we determined that no adjustment to retained earnings was necessary. Financial results for reporting periods after October 1, 2018 are reported under the new guidance; however financial results for prior periods were not adjusted and will continue to be presented in accordance with the previous guidance.
Revenue Recognition
The majority of our revenues are generated from the manufacturing of custom engineered products and systems under long-term fixed price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
Revenue from these contracts is generally recognized over time utilizing the cost to cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. We believe that this method is the most accurate representation of our performance because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance which may include indirect labor, supplies, tools, repairs and depreciation costs.
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for the three months ended December 31, 2018.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at a point in time when we fulfil our performance obligation to the customer which is typically upon shipment. Revenue related to sales orders represents approximately 7% of total revenues for the three months ended December 31, 2018.
Additionally, some contracts may contain a cancellation clause that could limit the amount of revenue we are able to recognize over time. In these instances, revenue and costs associated with these contracts are deferred and recognized at a point in time when the performance obligation is fulfilled.
Selling and administrative costs incurred in relation to obtaining a contract are typically expensed as incurred. We periodically utilize a third-party sales agent to obtain a contract and will pay a commission to that agent. We record the full commission liability to the third-party sales agents at the order date, with a corresponding deferred asset. As the project progresses, we record commission expense based on percentage of completion rates that correlate to the project and reduce the deferred asset. Once we have been paid by the customer, we pay the commission and the deferred liability is reduced.
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgement. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single custom engineered solution. Our contracts generally include a standard assurance warranty that typically ends eighteen months after shipment. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as a separate performance obligation. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right but work has not been performed. As of December 31, 2018, we had backlog of $322.0 million, of which approximately $302 million is expected to be recognized within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
Contract Estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.
For the quarters ended December 31, 2018 and 2017, our operating loss was positively impacted by $3.1 million and $2.0 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period.

These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.
Variable Consideration
It is common for our long-term contracts to contain variable consideration that can either increase or decrease the transaction price. Due to the nature of our contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. We estimate the amount of variable consideration based on the expected value method, which is the sum of probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of our anticipated performance. Variable consideration is included in the transaction price if legally enforceable and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved.
Contract Modifications
Contracts may be modified for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the enforceable rights and obligations under the contract. Most of our contract modifications are for goods and services that are not distinct from the existing performance obligation. Contract modifications result in a cumulative catch up adjustment to revenue based on our measure of progress for the performance obligation.
Contract Balances
The timing of revenue recognition, billings and cash collections affects accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in our Condensed Consolidated Balance Sheet.
Contract assets, previously referred to as costs and estimated earnings in excess of billings on uncompleted contracts, are recorded when revenues are recognized in excess of amounts billed for fixed-price contracts as determined by the billing milestone schedule. Contract assets are transferred to accounts receivables when billing milestones have been met or we have an unconditional right to payment.
Contract liabilities, previously referred to as billings in excess of costs and estimated earnings on uncompleted contracts, typically represent advance payments from contractual billing milestones and billings in excess of revenue recognized. It is unusual to have advanced milestone payments with a term greater than one year, which could represent a financing component on the contract.
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current.
Contract assets and liabilities as of December 31, 2018 and September 30, 2018 are summarized below (in thousands):

	December 31, 2018	September 30, 2018
Contract assets	$69,601	$82,545
Contract liabilities	(51,410)	(43,174)
Net contract assets	$18,191	$39,371
The decrease in net contract assets at December 31, 2018 was primarily due to the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the quarter ended December 31, 2018, we recognized revenue of approximately $28 million related to contract liabilities outstanding at September 30, 2018.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of December 31, 2018 and September 30, 2018, accounts receivable included retention amounts of $3.3 million and $4.2 million, respectively. Of the retained amount at December 31, 2018, $3.0 million is expected to be collected in the next twelve months.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the quarter ended December 31, 2018 (in thousands):

Three months ended December 31, 2018
United States	$89,898
Canada	9,715
Europe, Middle East and Africa	5,441
Asia/Pacific	3,744
Mexico, Central and South America	553
Total revenues by geographic destination	$109,351

Three months ended December 31, 2018
Oil and gas	$49,576
Petrochemical	19,778
Electric utility	19,258
Traction power	5,009
All others	15,730
Total revenues by market sector	$109,351

E. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	December 31, 2018	September 30, 2018
Industrial development revenue bonds	$1,200	$1,600
Less current portion	(400)	(400)
Total long-term debt	$800	$1,200
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires in June 2022. The amount available under the U.S. Revolver at December 31, 2018 was reduced by $15.2 million for our outstanding letters of credit. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. There were no loans outstanding under the U.S. Revolver as of December 31, 2018.
Per the terms of the U.S. Revolver, we are required to maintain cash in a pledged collateral account until we satisfy the following two financial ratios for two consecutive fiscal quarters: a max leverage ratio and a fixed charge coverage ratio. The max leverage ratio requires that the ratio of our consolidated funded indebtedness to our consolidated earnings before interest, taxes and depreciation (EBITDA) for the last four consecutive quarters not exceed 2.75 to 1.00. The fixed charge coverage ratio requires that the ratio of consolidated EBITDA for the last four fiscal quarters, less income taxes, capital expenditures, principal debt payments and interest charges be at least 1.25 to 1.00. If we are not in compliance with the these two ratios, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet the aforementioned required ratios. As of December 31, 2018, the balance in the cash collateral account was $15.9 million and is recorded as restricted cash in our Condensed Consolidated Balance Sheets. The portion of the cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on the balance sheet. As of December 31, 2018, there was $59.8 million available for the issuance of letters of credit under the U.S. Revolver, subject to the cash collateral requirements mentioned above.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2018, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2018. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.86% as of December 31, 2018.

F. COMMITMENTS AND CONTINGENCIES
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit or surety bonds which assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for letters of credit of $15.2 million as of December 31, 2018. We also had surety bonds totaling $172.3 million that were outstanding, with additional bonding capacity of $577.7 million available, at December 31, 2018.
Additionally, we have a $6.4 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2018, we had outstanding guarantees totaling $3.9 million under this Facility Agreement and amounts available under this Facility Agreement were $2.5 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of December 31, 2018, we were in compliance with all of the financial covenants of the Facility Agreement.
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

G. STOCK-BASED COMPENSATION
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance and is a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At December 31, 2018, there were 207,483 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the three months ended December 31, 2018 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2018	190,500	$33.73
Granted	79,050	35.14
Vested	(62,067)	30.52
Outstanding at December 31, 2018	207,483	$34.74

During the three months ended December 31, 2018 and 2017, we recorded compensation expense of $1.2 million and $1.0 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period based on the closing price per share on the grant date. During the three months ended December 31, 2018 and 2017, there were no restricted shares granted. During the three months ended December 31, 2018 and 2017, we recorded compensation expense of less than $0.1 million and $0.1 million, respectively, related to restricted stock.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2018
Assets:
Cash and cash equivalents	$55,005	$—	$—	$55,005
Short-term investments	7,336	—	—	7,336
Restricted cash	15,890	—	—	15,890
Other assets	—	6,065	—	6,065
Liabilities:
Deferred compensation	—	5,596	—	5,596
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Fair Value Measurements at September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2018
Assets:
Cash and cash equivalents	$36,584	$—	$—	$36,584
Short-term investments	13,170	—	—	13,170
Restricted cash	25,141			25,141
Other assets	—	6,817	—	6,817
Liabilities:
Deferred compensation	—	5,644	—	5,644

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
Restricted Cash – Restricted cash represents a pledged cash collateral balance which is required under our amended credit agreement and is held in an interest-bearing account. See Note E for further discussion on restricted cash.
Other Assets/Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. The assets include both mutual fund investments and company-owned life insurance policies and are included in other assets in the accompanying Condensed Consolidated Balance sheets. Because the mutual funds and company-owned life insurance policies are combined in the plan, they are categorized as Level 2 in the fair value measurement hierarchy. The deferred compensation liability represents the investment options that the plan participants have designated to serve as the basis for measurement of the notional value of their accounts. Because the deferred compensation liability is intended to offset the plan assets, it is also categorized as Level 2 in the fair value measurement hierarchy.

There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2018.
I. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2018	2017
Loss before income taxes	$(2,934)	$(6,733)

Income tax benefit	(239)	(1,071)

Net loss	$(2,695)	$(5,662)

Effective tax rate	8%	16%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018.

For the three months ended December 31, 2018, the effective tax rate was negatively impacted by a foreign tax loss that is reserved with a valuation allowance. The effective tax rate for the three months ended December 31, 2017 was similarly impacted by a foreign tax loss reserved with a valuation allowance, as well as $0.7 million tax expense related to the re-measurement of U.S. deferred tax assets as a result of tax reform.

J. SUBSEQUENT EVENTS
On February 5, 2019, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on March 20, 2019 to shareholders of record at the close of business on February 20, 2019.

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

•	Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Quality problems with our products could harm our reputation and erode our competitive position.

•	A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.

•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Changes in and compliance with environmental laws could adversely impact our financial results.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Catastrophic events could disrupt our business.

•	Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

•	Growth and product diversification through strategic acquisitions involves a number of risks.

•
Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

•	Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.

•	Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.

•	Failure to remain in compliance with covenants, or obtain waivers or amendments and our inability to borrow under our credit agreement could adversely impact our business.

•
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.

We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2018. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission (SEC) on December 12, 2018 and is available on the SEC’s website at www.sec.gov.
Overview
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquid natural gas terminals, as well as petrochemical, electric utility and light traction power. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Due to the significant decline in oil and gas prices from peak 2014 levels, many of our customers have reduced their capital budgets and cut costs, and in certain instances have delayed or canceled projects that we were pursuing. Customers are beginning to invest in maintenance and small projects and this shift in market sentiment has had a favorable impact on our orders and backlog over recent quarters. Since the second half of Fiscal 2017, our core oil, gas and petrochemical markets have begun to strengthen resulting in increased revenues and orders.

Our first fiscal quarter operations are negatively impacted by the number of holidays in November and December and we typically shut down our manufacturing facilities for a brief period during the last week of December.

Results of Operations
Quarter Ended December 31, 2018 Compared to the Quarter Ended December 31, 2017 (Unaudited)
Revenue and Gross Profit
Revenues increased by 21%, or $19.2 million, to $109.4 million in the first quarter of Fiscal 2019, compared to the first quarter of Fiscal 2018, primarily due to an increase in orders over the past few quarters in our domestic operations from improved market conditions, primarily in our oil and gas markets. Domestic revenues increased by 50%, or $29.8 million, to $89.9 million in the first quarter of Fiscal 2019, compared to the first quarter of Fiscal 2018. International revenues decreased by 35%, or $10.7 million, to $19.5 million in the first quarter of Fiscal 2019, compared to the first quarter of Fiscal 2018. Our international revenue includes both revenue generated from our international facilities, as well as export revenues from our domestic facilities.
Gross profit for the first quarter of Fiscal 2019 increased by 39%, or $4.1 million, to $14.6 million, compared to the first quarter of Fiscal 2018. Gross profit as a percentage of revenues increased to 13% in the first quarter of Fiscal 2019, compared to 12% in the first quarter of Fiscal 2018. Gross profit and margins increased due to improved market conditions and efficiencies resulting from increased volume in our domestic manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased slightly by $0.3 million, to $15.9 million during the first quarter of Fiscal 2019, compared to $16.2 million in the first quarter of Fiscal 2018. Selling, general and administrative expenses, as a percentage of revenues, decreased to 15% during the first quarter of Fiscal 2019, compared to 18% during the first quarter of Fiscal 2018, primarily due to the increase in revenues.

Other Income
In the first quarter of Fiscal 2018, we recorded other income of $0.5 million which represented the amortization of the deferred gain from an amended supply agreement, which was fully amortized at December 31, 2017.
Income Tax Benefit
We recorded an income tax benefit of $0.2 million in the first quarter of Fiscal 2019, compared to an income tax benefit of $1.1 million in the first quarter of Fiscal 2018. The effective tax rate for the first quarter of Fiscal 2019 was 8%, compared to an effective tax rate of 16% in the first quarter of Fiscal 2018. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018. For the three months ended December 31, 2018, the effective tax rate was negatively impacted by a foreign tax loss that is reserved with a valuation allowance. The effective tax rate for the three months ended December 31, 2017 was similarly impacted by a foreign tax loss reserved with a valuation allowance, as well as $0.7 million tax expense related to the re-measurement of U.S. deferred tax assets as a result of tax reform.

Net Loss
In the first quarter of Fiscal 2019, we recorded a loss of $2.7 million, or $0.23 per diluted share, compared to a net loss of $5.7 million, or $0.49 per diluted share, in the first quarter of Fiscal 2018. This improvement in operating results over the prior year was primarily due to improved market conditions and efficiencies resulting from increased volume in our domestic manufacturing facilities.
Backlog
Our backlog includes various projects that can take a number of months to produce. The order backlog at December 31, 2018 increased to $322.0 million, compared to $260.9 million at September 30, 2018.
New orders placed during the first quarter of Fiscal 2019 increased to $172.0 million, compared to $100.0 million in the first quarter of Fiscal 2018, primarily due to increased demand from our customers in our core oil, gas and petrochemical markets.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years and our customers delayed some of their major capital investment projects. Customers are beginning to invest in maintenance and small projects and this shift in market sentiment has had a favorable impact on our orders and backlog over recent quarters.
Our operating results have been impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which have had a negative impact on the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. We continue to assess our cost structure, operating performance and service offerings as the oil, gas and petrochemical markets remain challenging and uncertain. In Fiscal 2018, we experienced an increase in new orders which has continued into the first quarter of 2019. This improvement in orders has led to improvement in revenues and operating results that we anticipate will continue into Fiscal 2019. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities.

Our increase in project volume typically requires cash to fund operations, but we believe that our strong working capital position and available cash and short-term investments should be sufficient to finance future operating activities, research and development initiatives, capital improvements and debt repayments for the foreseeable future. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.

Liquidity and Capital Resources
As of December 31, 2018, current assets exceeded current liabilities by 2.5 times and our debt to total capitalization was 0.41%.
Cash, cash equivalents and short-term investments increased to $62.3 million at December 31, 2018, compared to $49.8 million at September 30, 2018. We also had restricted cash held in a pledged collateral account related to our amended credit agreement (U.S. Revolver) of $15.9 million at December 31, 2018 and $25.1 million at September 30, 2018. For further information regarding our U.S. Revolver, see Note E of Notes to Condensed Consolidated Financial Statements.
Our U.S. Revolver is a $75.0 million revolving credit facility in the U.S. As of December 31, 2018, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce our availability, were $15.2 million at December 31, 2018 and $23.1 million at September 30, 2018. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios as described in Note E of Notes to Condensed Consolidated Financial Statements. As of December 31, 2018, there was $59.8 million available for the issuance of letters of credit under the U.S. Revolver. Total long-term debt, including current maturities, totaled $1.2 million at December 31, 2018, compared to $1.6 million at September 30, 2018.
Approximately $26 million of our cash and short-term investments at December 31, 2018 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
Operating Activities
Cash provided by operating activities increased to $9.1 million during the three months ended December 31, 2018, compared to cash used in operating activities of $14.1 million during the same period in Fiscal 2018. This increase in operating cash flow for the three months ended December 31, 2018 was primarily due to the collection of accounts receivable and the receipt of a $6.6 million income tax refund in the first quarter of Fiscal 2019. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash provided by investing activities during the three months ended December 31, 2018 totaled $5.0 million compared to cash provided by investing activities of $2.1 million during the same period in Fiscal 2018. This increase in cash provided by investments in the current quarter was primarily due to the net maturities of short-term investments and a decrease in property, plant and equipment expenditures compared to the same period in the prior year.
Financing Activities
Net cash used in financing activities was $4.1 million and $3.8 million during the three months ended December 31, 2018 and 2017, respectively. These amounts primarily consisted of cash dividends of approximately $3.0 million in each period.
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
Effective October 1, 2018, we adopted the new revenue recognition guidance which resulted in changes to our revenue recognition policy. See Note D of Notes to Condensed Consolidated Financial Statements for information on the new revenue recognition guidance and related disclosures. There have been no other material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign exchange rates and interest rates.
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquid natural gas terminals, as well as petrochemical, electric utility and light traction power. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2018, our realized foreign exchange gain was $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $25.9 million as of December 31, 2018, an increase of $4.1 million compared to September 30, 2018. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
Changes in Internal Control over Financial Reporting
Effective October 1, 2018, we adopted the new revenue recognition standard which resulted in certain updates to our internal control processes during the quarter ended December 31, 2018. See Note D of Notes to Condensed Consolidated Financial Statements for more information. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

10.1		Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.2
Consulting and Advisory Services Agreement effective January 5, 2019 by and between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 8-K filed December 21, 2018 and incorporated herein by reference).

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 6, 2019	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)