Form 10-Q
period 2019-06-30
POWELL INDUSTRIES INC
filed 2019-08-07
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 5, 2019, there were 11,566,748 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2019	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$71,921	$36,584
Short-term investments	6,109	13,170
Restricted cash	8,188	19,154
Accounts receivable, less allowance for doubtful accounts of $205 and $157	108,551	92,548
Contract assets	57,231	82,545
Inventories	29,484	21,352
Income taxes receivable	72	6,904
Prepaid expenses	3,316	3,775
Other current assets	2,398	630
Total Current Assets	287,270	276,662
Property, plant and equipment, net	121,909	128,764
Restricted cash	8,476	5,987
Goodwill and intangible assets, net	1,381	1,514
Deferred income taxes	6,960	5,937
Other assets	11,110	11,087
Total Assets	$437,106	$429,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	38,483	40,714
Contract liabilities	60,868	43,174
Accrued compensation and benefits	16,078	22,274
Accrued product warranty	3,180	2,604
Income taxes payable	507	897
Other current liabilities	10,285	7,786
Total Current Liabilities	129,801	117,849
Long-term debt, net of current maturities	800	1,200
Deferred compensation	6,497	5,902
Other long-term liabilities	4,349	3,356
Total Liabilities	141,447	128,307
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,358,566 and 12,280,556 shares issued, respectively	124	123
Additional paid-in capital	57,838	56,769
Retained earnings	285,891	291,530
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(23,195)	(21,779)
Total Stockholders' Equity	295,659	301,644
Total Liabilities and Stockholders' Equity	$437,106	$429,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Revenues	$135,588	$122,130	$368,676	$313,819
Cost of goods sold	111,873	103,755	310,255	272,469
Gross profit	23,715	18,375	58,421	41,350

Selling, general and administrative expenses	17,117	16,174	50,240	48,462
Research and development expenses	1,631	1,632	4,988	4,926
Amortization of intangible assets	44	44	132	161
Insurance proceeds	(950)	—	(950)	—
Restructuring and other, net	233	—	233	—
Operating income (loss)	5,640	525	3,778	(12,199)

Other income	—	—	—	(507)
Interest expense	59	51	170	153
Interest income	(305)	(215)	(707)	(711)
Income (loss) before income taxes	5,886	689	4,315	(11,134)

Income tax expense (benefit)	797	388	963	(2,443)

Net income (loss)	$5,089	$301	$3,352	$(8,691)

Income (loss) per share:
Basic	$0.44	$0.03	$0.29	$(0.76)
Diluted	$0.44	$0.03	$0.29	$(0.76)

Weighted average shares:
Basic	11,579	11,514	11,567	11,503
Diluted	11,603	11,587	11,589	11,503

Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$5,089	$301	$3,352	$(8,691)
Foreign currency translation adjustments	952	(2,543)	(1,416)	(4,132)
Comprehensive income (loss)	$6,041	$(2,242)	$1,936	$(12,823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Totals
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net loss	—	—	—	(2,695)	—	—	—	(2,695)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,088)	(4,088)
Stock-based compensation	41	—	1,220	—	—	—	—	1,220
Shares withheld in lieu of employee tax withholding	—	—	(731)	—	—	—	—	(731)
Dividends paid	—	—	—	(2,992)	—	—	—	(2,992)
Balance, December 31, 2018	12,322	$123	$57,258	$285,843	(806)	$(24,999)	$(25,867)	$292,358
Net income	—	—	—	958	—	—	—	958
Foreign currency translation adjustments	—	—	—	—	—	—	1,720	1,720
Stock-based compensation	17	1	669	—	—	—	—	670
Shares withheld in lieu of employee tax withholding	—	—	(416)	—	—	—	—	(416)
Issuance of restricted stock	14	—	—	—	—	—	—	—
Dividends paid	—	—	—	(2,996)	—	—	—	(2,996)
Balance, March 31, 2019	12,353	$124	$57,511	$283,805	(806)	$(24,999)	$(24,147)	$292,294
Net income	—	—	—	5,089	—	—	—	5,089
Foreign currency translation adjustments	—	—	—	—	—	—	952	952
Stock-based compensation	6	—	331	—	—	—	—	331
Shares withheld in lieu of employee tax withholding	—	—	(4)	—	—	—	—	(4)
Dividends paid	—	—	—	(3,003)	—	—	—	(3,003)
Balance, June 30, 2019	12,359	$124	$57,838	$285,891	(806)	$(24,999)	$(23,195)	$295,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Totals
Balance, September 30, 2017	12,234	$122	$54,329	$310,598	(806)	$(24,999)	$(18,754)	$321,296
Net loss	—	—	—	(5,662)	—	—	—	(5,662)
Foreign currency translation adjustments	—	—	—	—	—	—	(314)	(314)
Stock-based compensation	23	—	1,069	—	—	—	—	1,069
Shares withheld in lieu of employee tax withholding	—	—	(438)	—	—	—	—	(438)
Dividends paid	—	—	—	(2,977)	—	—	—	(2,977)
Balance, December 31, 2017	12,257	$122	$54,960	$301,959	(806)	$(24,999)	$(19,068)	$312,974
Net loss	—	—	—	(3,330)	—	—	—	(3,330)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,275)	(1,275)
Stock-based compensation	—	—	998	—	—	—	—	998
Issuance of restricted stock	12	1	—	—	—	—	—	1
Dividends paid	—	—	—	(2,976)	—	—	—	(2,976)
Balance, March 31, 2018	12,269	$123	$55,958	$295,653	(806)	$(24,999)	$(20,343)	$306,392
Net income	—	—	—	301	—	—	—	301
Foreign currency translation adjustments	—	—	—	—	—	—	(2,543)	(2,543)
Stock-based compensation	5	—	417	—	—	—	—	417
Shares withheld in lieu of employee tax withholding	—	—	(140)	—	—	—	—	(140)
Issuance of restricted stock	2	—		—	—	—	—	—
Dividends paid	—	—	—	(2,980)	—	—	—	(2,980)
Balance, June 30, 2018	12,276	$123	$56,235	$292,974	(806)	$(24,999)	$(22,886)	$301,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2019	2018
Operating Activities:
Net income (loss)	$3,352	$(8,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,408	9,655
Stock-based compensation	2,220	2,485
Bad debt expense	126	110
Deferred income tax benefit	(1,023)	(2,840)
Gain on amended supply agreement	—	(507)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,350)	(19,252)
Contract assets and liabilities, net	42,954	(6,211)
Inventories	(8,202)	(4,542)
Income taxes	6,439	945
Prepaid expenses and other current assets	(1,330)	924
Accounts payable	(2,174)	1,288
Accrued liabilities	(3,051)	355
Other, net	1,566	224
Net cash provided by (used in) operating activities	33,935	(26,057)
Investing Activities:
Purchases of short-term investments	(5,869)	(20,712)
Maturities of short-term investments	13,088	31,444
Purchases of property, plant and equipment, net	(3,210)	(3,922)
Net cash provided by investing activities	4,009	6,810
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(1,151)	(578)
Dividends paid	(8,991)	(8,934)
Net cash used in financing activities	(10,542)	(9,912)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,402	(29,159)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(542)	(389)
Cash, cash equivalents and restricted cash, beginning of period	61,725	93,210
Cash, cash equivalents and restricted cash, end of period	$88,585	$63,662

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
We develop, design, manufacture and service custom-engineered products and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquid natural gas terminals, as well as petrochemical, electric utility, light rail traction power and other heavy industrial markets.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$5,089	$301	$3,352	$(8,691)
Denominator:
Weighted average basic shares	11,579	11,514	11,567	11,503
Dilutive effect of restricted stock units	24	73	22	—
Weighted average diluted shares	11,603	11,587	11,589	11,503
Income (loss) per share:
Basic	$0.44	$0.03	$0.29	$(0.76)
Diluted	$0.44	$0.03	$0.29	$(0.76)

For the nine months ended June 30, 2018, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts receivable consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$214	$264	$157	$179
Bad debt expense	25	18	126	110
Uncollectible accounts written off, net of recoveries	(31)	(36)	(74)	(44)
Change due to foreign currency translation	(3)	(7)	(4)	(6)
Balance at end of period	$205	$239	$205	$239

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2019	September 30, 2018
Raw materials, parts and subassemblies, net	$28,436	$20,272
Work-in-progress	1,048	1,080
Total inventories	$29,484	$21,352

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$2,986	$2,241	$2,604	$3,174
Increase (decrease) in warranty expense	945	1,036	2,572	970
Deduction for warranty charges	(754)	(891)	(1,992)	(1,752)
Change due to foreign currency translation	3	(23)	(4)	(29)
Balance at end of period	$3,180	$2,363	$3,180	$2,363

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for both the three and nine months ended June 30, 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at a point in time when we fulfill our performance obligation to the customer which is typically upon shipment. Revenue related to sales orders represents approximately 7% of total revenues for both the three and nine months ended June 30, 2019.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right but work has not been performed. As of June 30, 2019, we had backlog of $407.0 million, of which approximately $368.7 million is expected to be recognized within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2019 and 2018, our operating results were positively impacted by $4.3 million and $2.9 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period.

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
Contract assets and liabilities as of June 30, 2019 and September 30, 2018 are summarized below (in thousands):

	June 30, 2019	September 30, 2018
Contract assets	$57,231	$82,545
Contract liabilities	(60,868)	(43,174)
Net contract asset (liability)	$(3,637)	$39,371
The decrease in net contract asset (liability) at June 30, 2019 from September 30, 2018 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three and nine months ended June 30, 2019, we recognized revenue of approximately $2.2 million and $39.4 million, respectively, related to contract liabilities outstanding at September 30, 2018.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of June 30, 2019 and September 30, 2018, accounts receivable included retention amounts of $4.7 million and $4.2 million, respectively. Of the retained amount at June 30, 2019, $4.4 million is expected to be collected in the next twelve months.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Nine months ended June 30, 2019
United States	$99,745	$292,049
Canada	20,206	45,015
Europe, Middle East and Africa	9,659	20,608
Asia/Pacific	4,682	9,155
Mexico, Central and South America	1,296	1,849
Total revenues by geographic destination	$135,588	$368,676

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Oil and gas	$62,356	$167,954
Petrochemical	21,086	63,387
Electric utility	26,425	66,066
Traction power	7,423	18,457
All others	18,298	52,812
Total revenues by market sector	$135,588	$368,676

E. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2019	September 30, 2018
Industrial development revenue bonds	$1,200	$1,600
Less current portion	(400)	(400)
Total long-term debt	$800	$1,200
U.S. Revolver
We have a $75.0 million revolving credit facility (U.S. Revolver) to provide working capital support and letters of credit which expires in June 2022. The amount available under the U.S. Revolver at June 30, 2019 was reduced by $11.8 million for our outstanding letters of credit. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios. There were no loans outstanding under the U.S. Revolver as of June 30, 2019.
Per the terms of the U.S. Revolver, we are required to maintain cash in a pledged collateral account until we satisfy the following two financial ratios for two consecutive fiscal quarters: a max leverage ratio and a fixed charge coverage ratio. The max leverage ratio requires that the ratio of our consolidated funded indebtedness to our consolidated earnings before interest, taxes and depreciation (EBITDA) for the last four consecutive quarters not exceed 2.75 to 1.00. The fixed charge coverage ratio requires that the ratio of consolidated EBITDA for the last four fiscal quarters, less income taxes, capital expenditures, dividends, principal debt payments and interest charges be at least 1.25 to 1.00. If we are not in compliance with the these two ratios, we are required to maintain a cash balance in a pledged cash collateral account equal to 102% of the outstanding amount of any loans and letter of credit obligations until we meet the aforementioned required ratios. As of June 30, 2019, the balance in the cash collateral account was $16.7 million and is recorded as restricted cash in our Condensed Consolidated Balance Sheets. The portion of the cash collateral associated with the outstanding letters of credit that are due to expire beyond twelve months has been classified as non-current restricted cash on our condensed consolidated balance sheets. As of June 30, 2019, there was $63.2 million available for the issuance of letters of credit under the U.S. Revolver, subject to the cash collateral requirements mentioned above.

The interest rate for amounts outstanding under the U.S. Revolver is a floating rate based upon the higher of the Federal Funds Rate plus 0.5%, the bank’s prime rate, or the Eurocurrency rate plus 1.00%. Once the applicable rate is determined, a margin ranging up to 1.25% is added to the applicable rate.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable. It also contains financial covenants defining various financial measures and the levels of these measures with which we must comply, as well as a “material adverse change” clause. A “material adverse change” is defined as a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2019, we were in compliance with all of the financial covenants of the U.S. Revolver.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2019. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the redemption of the Bonds. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 2.03% as of June 30, 2019.

F. COMMITMENTS AND CONTINGENCIES
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit or surety bonds which assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or performance by the surety under a bond. To date, there have been no significant expenses related to either letters of credit or surety bonds for the periods reported. We were contingently liable for letters of credit of $11.8 million as of June 30, 2019. We also had surety bonds totaling $152.9 million that were outstanding, with additional bonding capacity of $597.1 million available, at June 30, 2019.
Additionally, we have a $6.3 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank. This Facility Agreement provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2019, we had outstanding guarantees totaling $3.7 million under this Facility Agreement and amounts available under this Facility Agreement were $2.6 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of June 30, 2019, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance and is a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At June 30, 2019, there were 159,216 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting; additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
RSU activity (number of shares) for the nine months ended June 30, 2019 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2018	190,500	$33.73
Granted	77,150	34.89
Vested	(97,684)	32.36
Forfeited/canceled	(10,750)	34.27
Outstanding at June 30, 2019	159,216	$34.45

During the nine months ended June 30, 2019 and 2018, we recorded compensation expense of $1.8 million and $2.0 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period based on the closing price per share on the grant date. In February 2019, 14,000 shares of restricted stock were issued to our non-employee directors under the 2014 Director Plan at a price of $34.02 per share. For each of the nine months ended June 30, 2019 and 2018, we recorded compensation expense of $0.4 million, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2019
Assets:
Cash and cash equivalents	$71,921	$—	$—	$71,921
Short-term investments	6,109	—	—	6,109
Restricted cash	16,664	—	—	16,664
Other assets	—	6,821	—	6,821
Liabilities:
Deferred compensation	—	6,284	—	6,284
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
Cash and cash equivalents – Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.
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

There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2019.

I. RESTRUCTURING AND OTHER

In the nine months ended June 30, 2019, we recorded lease accrual adjustments of $0.7 million related to certain facility leases in Canada that are no longer utilized in our operations. We also recorded a recovery of $0.5 million in the nine months ended June 30, 2019 as a result of the favorable settlement of a claim related to the divestiture of a subsidiary in Fiscal 2014.

J. INCOME TAXES
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Income (loss) before income taxes	$5,886	$689	$4,315	$(11,134)

Income tax expense (benefit)	797	388	963	(2,443)

Net income (loss)	$5,089	$301	$3,352	$(8,691)

Effective tax rate	14%	56%	22%	22%

On December 22, 2017, the new tax law lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018. The effective tax rate of 14% for the third quarter of Fiscal 2019 was positively impacted by the relative amounts of income recognized in various foreign jurisdictions that were reserved with a valuation allowance. Conversely, losses recognized in foreign jurisdictions reserved with a valuation allowance negatively impacted the effective tax rate of 56% in the third quarter of Fiscal 2018.

For the nine months ended June 30, 2019, the effective tax rate of 22% approximated the U.S. federal statutory rate as the immaterial losses incurred by foreign operations that were reserved with a valuation allowance had a minimal impact on the effective tax rate. The effective tax rate of 22% for the nine months ended June 30, 2018 was negatively impacted by foreign tax losses reserved with a valuation allowance, as well as $0.7 million of tax expense related to the re-measurement of U.S. deferred tax assets as a result of tax reform.

K. SUBSEQUENT EVENTS
On August 6, 2019, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 18, 2019 to shareholders of record at the close of business on August 21, 2019.

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

Results of Operations
Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018 (Unaudited)
Revenue and Gross Profit
Revenues increased by 11%, or $13.4 million, to $135.6 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018, primarily due to an increase in orders over the past few quarters from improved market conditions, primarily in our oil and gas markets. Domestic revenues increased by 14%, or $12.3 million, to $103.6 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018. International revenues increased by 4%, or $1.1 million, to $32.0 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018, primarily driven by increased activity in our Canadian operations. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities.
Revenues from commercial and industrial projects increased by 6%, or $5.8 million, to $99.1 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018, primarily driven by the continued strengthening of the core oil and gas and petrochemical end markets. Revenues from public and private utilities increased by 37%, or $7.1 million, to $26.4 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018 as the business nears completion of select large utility projects in the backlog. Revenues from municipal and transit projects increased by 6%, or $0.6 million, to $10.1 million in the third quarter of Fiscal 2019, compared to the third quarter of Fiscal 2018, primarily impacted by project timing and product mix as this market remains stable versus the prior year.
Gross profit for the third quarter of Fiscal 2019 increased by 29%, or $5.3 million, to $23.7 million, compared to the third quarter of Fiscal 2018. Gross profit as a percentage of revenues increased to 17% in the third quarter of Fiscal 2019, compared to 15% in the third quarter of Fiscal 2018. Gross profit and margins increased due to improved market conditions and efficiencies resulting from increased volume in our domestic and Canadian manufacturing facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 6%, or $0.9 million, to $17.1 million during the third quarter of Fiscal 2019, compared to $16.2 million in the third quarter of Fiscal 2018, primarily due to increased personnel costs associated with increased project volume. Selling, general and administrative expenses, as a percentage of revenues, remained flat at 13% during the third quarter of Fiscal 2019 as compared to the third quarter of Fiscal 2018.
Insurance Proceeds
In the third quarter of Fiscal 2019, we reached a final settlement with respect to a 2017 business interruption insurance claim resulting from Hurricane Harvey. The settlement resulted in insurance proceeds of $1.0 million, which is included within operating income.
Income Tax Expense
We recorded income tax expense of $0.8 million in the third quarter of Fiscal 2019, compared to income tax expense of $0.4 million in the third quarter of Fiscal 2018. The effective tax rate for the third quarter of Fiscal 2019 was 14%, compared to an effective tax rate of 56% in the third quarter of Fiscal 2018. On December 22, 2017, the new tax law lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018. For the three months ended June 30, 2019, the effective tax rate was positively impacted by income recognized in foreign jurisdictions that was reserved with a valuation allowance while the effective tax rate for the three months ended June 30, 2018 was negatively impacted by foreign losses recognized that we reserved with a valuation allowance.
Net Income
In the third quarter of Fiscal 2019, we recorded net income of $5.1 million, or $0.44 per diluted share, compared to net income of $0.3 million, or $0.03 per diluted share, in the third quarter of Fiscal 2018. This improvement in operating results over the prior year was primarily due to improved market conditions and efficiencies resulting from increased volume in our domestic and Canadian manufacturing facilities.
Backlog
Our backlog includes various projects that can take a number of months to produce. The order backlog at June 30, 2019 increased to $407.0 million, compared to $397.2 million at March 31, 2019, primarily due to increased demand from our customers in our core oil and gas and petrochemical markets. New orders placed during the third quarter of Fiscal 2019 increased to $144.8 million, compared to $139.2 million in the third quarter of Fiscal 2018, primarily due to increased demand from our customers in our core oil and gas and petrochemical markets.

Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018 (Unaudited)
Revenue and Gross Profit
Revenues increased by 17%, or $54.9 million, to $368.7 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, primarily due to an increase in orders over the past few quarters from improved market conditions, primarily in our oil and gas markets. Domestic revenues increased by 30%, or $67.9 million, to $290.9 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018. International revenues decreased by 14%, or $13.1 million, to $77.8 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, primarily due to a decrease in export projects from our domestic facilities. Our international revenue includes both revenue generated from our international facilities as well as export revenues from our domestic facilities.
Revenues from commercial and industrial projects increased by 22%, or $49.2 million, to $273.9 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, driven by the strength across the core oil and gas and petrochemical end markets. Revenues from public and private utilities decreased by 2%, or $1.4 million, to $66.1 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, as the business nears completion of select large utility projects in the backlog. Revenues from municipal and transit projects increased by 33%, or $7.0 million, to $28.7 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, primarily impacted by the project timing and product mix of projects at or near completion for some of our key municipal customers.
Gross profit for the nine months ended June 30, 2019 increased by 41%, or $17.1 million, to $58.4 million, compared to the nine months ended June 30, 2018. Gross profit as a percentage of revenues increased to 16% for the nine months ended June 30, 2019, compared to 13% for the nine months ended June 30, 2018. Gross profit increased due to improved market conditions and efficiencies resulting from increased volume in our domestic and Canadian manufacturing facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 4%, or $1.8 million, to $50.2 million for the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018, primarily due to increased personnel costs associated with increased project volume. Selling, general and administrative expenses, as a percentage of revenues, decreased to 14% during the nine months ended June 30, 2019, compared to 15% during the nine months ended June 30, 2018, primarily due to the increase in revenues and our continued focus on our cost structure.
Insurance Proceeds
In the nine months ended June 30, 2019, we reached a final settlement with respect to a 2017 business interruption insurance claim resulting from Hurricane Harvey. The settlement resulted in insurance proceeds of $1.0 million, which is included within operating income.
Income Tax Expense/Benefit
We recorded income tax expense of $1.0 million for the nine months ended June 30, 2019 compared to an income tax benefit of $2.4 million for the nine months ended June 30, 2018. The effective tax rate for both the nine months ended June 30, 2019 and the nine months ended June 30, 2018 was 22%. For the nine months ended June 30, 2019, the effective tax rate approximated the U.S. federal statutory rate as foreign jurisdictions with losses reserved with a valuation allowance were insignificant. The effective tax rate for the same period in 2018 was negatively impacted by foreign tax losses that were reserved with a valuation allowance. The income tax benefit for the nine months ended June 30, 2018 was also negatively impacted by tax expense of $0.7 million due to the re-measurement of U.S. deferred tax assets.
Net Income (Loss)
For the nine months ended June 30, 2019, we recorded net income of $3.4 million, or $0.29 per diluted share, compared to a net loss of $8.7 million, or $0.76 per diluted share, for the nine months ended June 30, 2018. The improvement in our operating results over the prior year was primarily due to improved market conditions and efficiencies resulting from increased volume in our domestic and Canadian manufacturing facilities.
Backlog
The order backlog at June 30, 2019 was $407.0 million, an increase from the $260.9 million at September 30, 2018, primarily due to increased demand from our customers in our core oil and gas and petrochemical markets. New orders increased during the nine months ended June 30, 2019 to $513.9 million, compared to $380.6 million for the nine months ended June 30, 2018, primarily due to improved market conditions.

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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years and our customers delayed some of their major capital investment projects. Commodity prices have stabilized and customers continue to invest in projects in our key oil and gas and petrochemical markets, and this shift in market sentiment has had a favorable impact on our orders and backlog over recent quarters.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. The increased orders in Fiscal 2018 and 2019 have led to improvement in revenues and operating results that we anticipate will continue for the remainder of Fiscal 2019. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities.

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

Liquidity and Capital Resources
As of June 30, 2019, current assets exceeded current liabilities by 2.2 times and our debt to total capitalization was 0.40%.
Cash, cash equivalents and short-term investments increased to $78.0 million at June 30, 2019, compared to $49.8 million at September 30, 2018. We also had restricted cash held in a pledged collateral account related to our amended credit agreement (U.S. Revolver) of $16.7 million at June 30, 2019 and $25.1 million at September 30, 2018. For further information regarding our U.S. Revolver, see Note E of Notes to Condensed Consolidated Financial Statements.
Our U.S. Revolver is a $75.0 million revolving credit facility in the U.S. As of June 30, 2019, there were no amounts borrowed under this facility. Total letters of credit outstanding under our U.S. Revolver, which reduce our availability, were $11.8 million at June 30, 2019 and $23.1 million at September 30, 2018. Currently, our U.S. Revolver can only be used for letters of credit until we meet certain financial ratios as described in Note E of Notes to Condensed Consolidated Financial Statements. As of June 30, 2019, there was $63.2 million available for the issuance of letters of credit under the U.S. Revolver. Total long-term debt, including current maturities, totaled $1.2 million at June 30, 2019, compared to $1.6 million at September 30, 2018.
Approximately $22.8 million of our cash and short-term investments at June 30, 2019 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we would incur additional tax expense upon such repatriation.
Operating Activities
Cash provided by operating activities increased to $33.9 million during the nine months ended June 30, 2019, compared to cash used in operating activities of $26.1 million during the same period in Fiscal 2018. This increase in operating cash flow for the nine months ended June 30, 2019 was primarily due to the completion and cash collection of contractual billing milestones, the collection of accounts receivable and the receipt of a $6.6 million income tax refund. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers.
Investing Activities
Net cash provided by investing activities during the nine months ended June 30, 2019 totaled $4.0 million compared to cash provided by investing activities of $6.8 million during the same period in Fiscal 2018. This decrease in cash provided by investing activities in the current period was primarily due to a decrease in the net maturities of short-term investments compared to the same period in the prior year.
Financing Activities
Net cash used in financing activities was $10.5 million and $9.9 million during the nine months ended June 30, 2019 and 2018, respectively. These amounts primarily consisted of cash dividends of approximately $9.0 million during the nine months ended June 30, 2019 and $8.9 million during the nine months ended June 30, 2018.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of stockholders’ equity in our condensed consolidated balance sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2019, our realized foreign exchange gain was $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $23.2 million as of June 30, 2019, an increase of $1.4 million compared to September 30, 2018. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
First Amendment to Consulting and Advisory Services Agreement effective May 6, 2019 by and between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 8-K filed May 8, 2019 and incorporated herein by reference).

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)