Form 10-K
period 2019-09-30
POWELL INDUSTRIES INC
filed 2019-12-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $234 million as of March 31, 2019, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more of the outstanding shares of the registrant's common stock are considered to be “affiliates.”
At December 2, 2019, there were 11,589,313 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2019, are incorporated by reference into Part III of this Form 10-K.

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
Our website is powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Additionally, all of our reports filed with the SEC are available via their website at http://www.sec.gov.
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, liquid natural gas terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission. We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2019, Fiscal 2018 and Fiscal 2017 used throughout this Annual Report relate to our fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Customers and Markets
Our principal customers are typically sophisticated users of large amounts of electrical energy that typically require a complex combination of electrical components and systems. These customers' industries include oil and gas refining, onshore and offshore oil and gas production, petrochemical, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Specific to the oil and gas sector, we serve both the upstream and downstream end markets. Within the downstream segment, our primary customers typically are engaged in refining activities and/or leveraging natural gas feedstocks for the production of petrochemical or Liquified Natural Gas (LNG) products. We have developed strong relationships with our customers over the years and strive to maintain our position as a preferred service provider to solve our customers' complex electrical needs.
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
Occasionally our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies that we have conducted business with previously. These arrangements are generally made to leverage competitive positioning or where scale and/or size dictates the use of such arrangement.

Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2019, Fiscal 2018 or Fiscal 2017.
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
We believe our products and services, integration capabilities, technical and project management strengths, application engineering expertise and specialty contracting experience, together with our responsiveness and flexibility to the needs of our customers and our financial strength, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing. Our principal competitors include ABB, Eaton, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with whom we also have long, established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
Backlog
Backlog represents management's estimate of the remaining unsatisfied performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. Our backlog will be recognized as revenue as we complete the remaining performance obligations. Our backlog does not include service- and maintenance-type contracts for which we have the rights to invoice as services are performed. Typically, our contracts may have an early termination for convenience clause at the discretion of our customers; however, most of these contracts typically provide for the reimbursement of our costs incurred and a reasonable margin in the event of such early termination. Our methodology for determining backlog may not be comparable to the methodology used by other companies.
Our backlog at September 30, 2019 totaled $419.0 million compared to $260.9 million at September 30, 2018. Backlog improved primarily due to increased demand from our customers in our core oil and gas and petrochemical markets. We anticipate that approximately $344.6 million of Fiscal 2019 ending backlog will be fulfilled during our fiscal year ending September 30, 2020. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials and Suppliers
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 47% of revenues in Fiscal 2019, Fiscal 2018 and Fiscal 2017. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.

Our supply base for certain key components and raw materials is limited. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. While we have not experienced significant or unusual issues in the purchase of key raw materials or components in the past three fiscal years, we continue to monitor the availability and price of components and raw materials on a regular basis, as well as any potential impact on our operations.
Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2019, 2018 or 2017.
Employees
At September 30, 2019, we had 2,312 full-time employees located primarily in the U.S., Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, demand for qualified personnel increases in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.
Intellectual Property
While we hold various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.

Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks occur, the business's financial condition, cash flows, liquidity and results of operations may be negatively impacted, and we may not be able to achieve our quarterly, annual or long-range plans. Additional risks and uncertainties not known to us or not described below may also negatively impact our business and results of operations. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements,” above.

Risk Factors Related to our Business and Industry
Our business is subject to the cyclical nature of the end markets that we serve. This has had, and may continue to have, an adverse effect on our future operating results.
The end markets that we serve have historically been, and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our products and services. Our customer projects, budgets for capital expenditures and the need for our services have in the past, and may in the future, be adversely affected by among other things, poor economic conditions, low commodity prices, political uncertainties, and currency fluctuations. These variables may impact the number and/or the amount of new awards, delays in the timing of awards or potential cancellation of projects. The uncertainty of our contract award timing is outside of our control and can also present difficulties in matching workforce size with contract requirements. In some cases, we bear and maintain the cost of a ready workforce that may be larger than necessary in anticipation of future workforce needs. If an expected contract is delayed or not received, we may incur additional costs in staff or facility redundancy that could have an adverse impact on our business, financial condition and results of operations.

Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources, and at various times, may be a customer or supplier on any given project. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and price. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively could adversely affect future revenues and have an adverse impact on our results of operations.
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
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that will enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.

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
Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We face significant competition for qualified personnel in our industry. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled, unskilled and technical personnel. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
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
The occurrence of catastrophic events, ranging from natural disasters to health epidemics, to acts of war and terrorism, could disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays and/or cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.

Risk Factors Related to our Financial Condition and Markets
Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact the operating results of that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our bank credit facility on favorable terms or at all. Similarly, disruptions in the capital markets may also adversely impact our customer's ability to finance projects, which could result in contract cancellations or delays. These disruptions could lead to reduced demand for our products and services and could have an adverse impact on our business, financial condition and results of operations.
Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.
We have a backlog of uncompleted contracts. Backlog represents management's best estimate of the remaining performance obligation from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. From time to time, projects are cancelled or modified, and while we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the underutilization of our assets. Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future operating results and may not be indicative of continuing revenue performance over future fiscal quarters.
Revenues recognized over time from our fixed-price contracts could result in volatility in our results of operations.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized over time. Revenues are recognized as work is performed and costs are incurred. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs incurred to date compared to the total estimated costs at completion. The determination of the revenue recognized requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates of revenues and costs are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to costs and revenues could have an adverse impact on our results of operations.
Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
Many of our customer contracts have schedule and performance obligation clauses that, if we fail to meet, could subject us to penalty provisions, liquidated damages or claims against the company or our outstanding letters of credit or performance bonds. In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct. Each individual contract defines the conditions under which the customer may make a claim against us. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have an adverse impact on our results of operations.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
Our material costs represented 47% of our consolidated revenues for Fiscal 2019. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become adversarial.
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
Our credit agreement contains various financial covenants and restrictions, which are described in Note G of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent a modification or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.

We extend credit to customers in conjunction with our performance under fixed price contracts which subjects us to potential credit risks.
We typically agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. Our payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers' revenues or cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be reduced, and we could experience losses if those amounts exceed current allowances. Any of these factors could adversely impact our business and results of operations.

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
Revenues associated with projects located outside of the U.S., including revenues generated from our operations in the U.K. and Canada, accounted for approximately 21% of our consolidated revenues in Fiscal 2019. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including:  political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries and the U.K.'s referendum to withdraw from the European Union. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
Additionally, fluctuating foreign currency exchange rates may impact our financial results. The functional currency of our foreign operations is typically the currency of the country in which the foreign operation is located. Accordingly, our financial performance is subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar.
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
Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss, telecommunications failures, cyber security attacks or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, cyber-attacks, the accidental release of sensitive information and other unauthorized access. These failures of our business systems or security breaches could impact our customers, employees and reputation and result in a disruption to our operations or in legal claims or proceedings. A material network breach of our business systems could involve the theft of intellectual property, financial data, employee or customer data, which may be used by competitors. We rely on third-party systems which could also suffer operational system failure or cyber-attacks. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business or results of operations.

Network security and internal control measures have been implemented to address these risks and disruptions to our business. However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise information technology (IT) systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyber-attacks, other malicious activities from unauthorized third parties, power outages, natural disasters, computer system or network failures or computer viruses. Any significant disruption or failure could damage our reputation or have a material adverse effect on our business and our results of operations.
Risk Factors Related to our Common Stock
Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risks factors described herein, the timing and cancellation of projects, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors which could reduce investor confidence. These factors could adversely affect our business, and the trading price of our common stock could decline significantly.
There can be no assurance that we will declare or pay future dividends on our common stock.
Our Board of Directors has approved a regular dividend since Fiscal 2014. The declaration, amount and timing of future dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to declare and pay dividends will depend upon, among other factors, our financial condition, results of operations, cash flows, current and anticipated expansion plans, requirements under Delaware law and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a material negative effect on our stock price.
Risk Factors Related to Legal and Regulatory Matters
Our operations could be adversely impacted by the effects of government regulations.
Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities and the resulting decisions by customers and other industry participants could reduce demand for our products and services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities, and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our statutory tax rates could have a material impact on our net income or loss and cash flow.

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
Significant developments arising from recent U.S. Government proposals concerning tariffs and other economic proposals could adversely impact our business.
As a result of recent changes to U.S. administration policy and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade that could include significant increases in tariffs on goods. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell our products, and any negative sentiment towards the U.S. as a result of such changes, could adversely impact our business and results of operations.

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
Our principal locations as of September 30, 2019, are as follows:

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
As of December 2, 2019, the closing price of our common stock on the NASDAQ was $41.07 per share. As of December 2, 2019, there were 261 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
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

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from October 1, 2014 to September 30, 2019, the cumulative stockholder return on our common stock with the cumulative total return on the NASDAQ Market Index, the new Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; McDermott International, Inc.; Preformed Line Products; A O Smith Corporation; Thermon Group Holdings and Woodward, Inc.) and the old Industrial Electrical Equipment Group (Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; Electro Scientific Industries, Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2014, in our common stock, the NASDAQ Market Index and each of the new and old Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2019	2018	2017	2016	2015
Statement of Operations:	(In thousands, except per share data)
Revenues	$517,180	$448,716	$395,911	$565,243	$661,858
Cost of goods sold	430,204	383,361	345,142	459,038	553,597
Gross profit	86,976	65,355	50,769	106,205	108,261
Selling, general and administrative expenses	69,950	66,768	61,524	74,924	76,801
Research and development expenses	6,327	6,717	6,906	6,731	6,980
Amortization of intangible assets	177	205	355	352	435
Insurance proceeds	(950)	—	—	—	—
Restructuring, separation and other expenses, net	11	787	1,322	8,441	3,397
Operating income (loss)	11,461	(9,122)	(19,338)	15,757	20,648
Other income	—	(747)	(2,029)	(2,029)	(2,402)
Interest (income) expense, net	(873)	(676)	(390)	(7)	59
Income (loss) before income taxes	12,334	(7,699)	(16,919)	17,793	22,991
Income tax provision (benefit) (1)	2,444	(547)	(7,433)	2,283	13,552
Net income (loss)	$9,890	$(7,152)	$(9,486)	$15,510	$9,439

Earnings (loss) per share:
Basic	$0.85	$(0.62)	$(0.83)	$1.36	$0.80
Diluted	$0.85	$(0.62)	$(0.83)	$1.36	$0.79
(1) For an explanation of the effective tax rate for the last three fiscal years, see Note I of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Years ended September 30,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments (1)	$124,681	$49,754	$95,188	$97,720	$43,569
Property, plant and equipment, net	120,812	128,764	139,420	144,977	154,594
Total assets	467,411	429,951	414,986	462,516	468,824
Long-term debt, including current maturities	1,200	1,600	2,000	2,400	2,800
Total stockholders' equity	299,153	301,644	321,296	335,317	333,262
Total liabilities and stockholders' equity	467,411	429,951	414,986	462,516	468,824
Dividends paid on common stock	11,998	11,916	11,875	11,845	12,358
(1) Excludes current and non-current restricted cash totaling $25.1 million and $24.9 million as of September 30, 2018 and 2017, respectively.

	Years ended September 30,
	2019	2018	2017	2016	2015
Other Financial Data:	(In thousands)
Backlog	$419,012	$260,900	$250,123	$291,354	$441,437
New orders	676,051	458,884	355,064	417,510	606,754

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2019 compared to the twelve months ended September 30, 2018 should be read in conjunction with the accompanying consolidated financial statements and related notes. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources located in our Form 10-K for the fiscal year ended September 30, 2018, filed on December 12, 2018, for reference to discussion of the fiscal year ended September 30, 2017, the earliest of the three fiscal years presented. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors,” included elsewhere in this Annual Report.

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
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
Due to the significant decline in oil and gas prices from peak 2014 levels, many of our customers reduced their capital budgets and cut costs, and in certain instances delayed or canceled projects that we were pursuing. This decline in projects negatively impacted our results in Fiscal 2018. However, customers have begun to invest in projects in our key oil and gas and petrochemical markets, and this shift has had a favorable impact on our orders and backlog over recent quarters, resulting in increased revenues in Fiscal 2019.

Results of Operations
Twelve Months Ended September 30, 2019 Compared to Twelve Months Ended September 30, 2018
Revenue and Gross Profit
Revenues increased by 15%, or $68.5 million, to $517.2 million in Fiscal 2019, primarily due to improved market conditions, primarily in our oil and gas markets over the past few quarters. Domestic revenues increased by 22%, or $72.8 million, to $405.0 million in Fiscal 2019. International revenues decreased by 4% to $112.1 million in Fiscal 2019, primarily due to a slight decrease in export projects from our domestic facilities. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Commercial and industrial revenue increased by 21%, or $69.0 million, to $394.2 million in Fiscal 2019, driven by the strength across the core oil and gas and petrochemical end markets. Public and private utilities revenue decreased by 5%, or $4.0 million, to $85.0 million in Fiscal 2019, as we completed various large domestic utility projects in the backlog in Fiscal 2018. Municipal and transit revenue increased by 10%, or $3.5 million, to $38.0 million in Fiscal 2019, primarily from project timing and product mix of projects for some of our key municipal customers.
Gross profit increased by 33%, or $21.6 million, to $87.0 million in Fiscal 2019. Gross profit as a percentage of revenues increased to 17% in Fiscal 2019, compared to 15% in Fiscal 2018, due to improved market conditions and efficiencies from increased volume in our domestic and Canadian manufacturing facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5%, or $3.2 million, to $70.0 million in Fiscal 2019, primarily due to increased personnel costs associated with increased project volume. Selling, general and administrative expenses, as a percentage of revenues, decreased to 14% in Fiscal 2019 compared to 15% in Fiscal 2018, primarily due to the increase in revenues and our continued focus on our cost structure.
Insurance Proceeds
In Fiscal 2019, we settled a 2017 business interruption insurance claim relating to Hurricane Harvey and received proceeds of $1.0 million, which is included within operating income.
Restructuring, Separation and Other Expenses, Net
In Fiscal 2019, we recorded additional lease expense of $0.7 million related to certain unused facility leases in Canada. We also recorded income from a recovery of $0.7 million in Fiscal 2019 as a result of a favorable settlement of a claim related to the divestiture of a subsidiary in Fiscal 2014. In Fiscal 2018, we incurred $0.8 million of restructuring expense related to anticipated losses on the sublet of a Canadian facility that we exited in a prior period.
Other Income
We did not record other income in Fiscal 2019. In Fiscal 2018, we recorded the final $0.5 million amortization of the deferred gain from the amended supply agreement (see Note F of the Notes to Consolidated Financial Statements), as well as a $0.2 million gain from the settlement of a Company-owned life insurance policy.
Income Tax Provision/Benefit
We recorded income tax provision of $2.4 million in Fiscal 2019, compared to an income tax benefit of $0.5 million in Fiscal 2018. The effective tax rate for Fiscal 2019 was 20% compared to an effective tax rate of 7% for Fiscal 2018. For Fiscal 2019, the effective tax rate approximated the U.S. federal statutory rate due to the benefit of the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance and the benefit from Research and Development Tax Credit (R&D Tax Credit). These tax benefits were largely offset by state income tax expense and other non-deductible costs. Due to the loss position in Fiscal 2018, the effective tax rate was negatively impacted by foreign tax losses for which no tax benefit was recognized and tax expense of $0.5 million due to the re-measurement of U.S. deferred tax assets as a result of tax reform.
Net Income/Loss
In Fiscal 2019, net income of $9.9 million, or $0.85 per diluted share, improved from a net loss of $7.2 million, or $0.62 per diluted share in Fiscal 2018, primarily due to improved market conditions and efficiencies from increased volume in our domestic and Canadian manufacturing facilities.
Backlog
The order backlog at September 30, 2019 was $419.0 million, a 61% increase from the $260.9 million at September 30, 2018, primarily due to increased demand in our core oil and gas and petrochemical markets. New orders increased by 47% in Fiscal 2019 to $676.1 million, compared to $458.9 million in Fiscal 2018, primarily due to improved market conditions.
Outlook
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers delayed some of their major capital investment projects. Commodity prices have stabilized, and customers continue to invest in projects in our key oil and gas and petrochemical markets, and this shift in market sentiment has had a favorable impact on our orders and backlog over recent quarters.
Our operating results have been impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. The increased orders in Fiscal 2018 and 2019 have led to improvement in revenues and operating results that we anticipate will continue into Fiscal 2020. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structures with market conditions.
Liquidity and Capital Resources
As of September 30, 2019, current assets exceeded current liabilities by 2.1 times, and our debt to total capitalization was 0.40%.
Cash, cash equivalents and short-term investments increased to $124.7 million at September 30, 2019, compared to $49.8 million at September 30, 2018. We also had restricted cash held in a pledged collateral account related to our prior credit agreement of $25.1 million at September 30, 2018. Our increase in project volume typically requires cash to fund operations. We believe that our strong working capital position, available borrowings under our credit facility and available cash and short-term investments should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "U.S. Revolver") which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit. As of September 30, 2019, there were no amounts borrowed under this facility, and letters of credit outstanding were $13.4 million. As of September 30, 2019, $61.6 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $1.2 million at September 30, 2019 related to outstanding industrial development revenue bonds. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.
Approximately $21.7 million of our cash and short-term investments at September 30, 2019 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., under current tax laws we may incur additional tax expense upon such repatriation.
Operating Activities
Operating activities provided net cash of $68.8 million in Fiscal 2019 and used net cash of $28.5 million in Fiscal 2018. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. The increase in operating cash flows during Fiscal 2019 was primarily due to the completion and cash collection of contractual billing milestones, the collection of accounts receivable and the receipt of a $6.6 million income tax refund.
Investing Activities
Investing activities provided $3.0 million during Fiscal 2019 compared to $10.4 million in Fiscal 2018. The decrease in cash provided by investing activities in Fiscal 2019 was primarily due to a decrease in the net maturities of short-term investments to $7.2 million in Fiscal 2019, compared to $13.0 million in Fiscal 2018.
Net purchases of property, plant and equipment during Fiscal 2019 totaled $4.3 million compared to $4.4 million in Fiscal 2018.

Financing Activities
Net cash used in financing activities was $13.9 million in Fiscal 2019 and $13.0 million in Fiscal 2018, which primarily consisted of approximately $12 million of dividends paid in each year.
Contractual and Other Obligations
At September 30, 2019, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

Payments Due by Period:
	Long-Term Debt Obligations	Net Operating Lease Obligations	Total
Less than 1 year	$414	$2,164	$2,578
1 to 3 years	807	3,283	4,090
3 to 5 years	—	650	650
More than 5 years	—	—	—
Total long-term contractual obligations	$1,221	$6,097	$7,318

As of September 30, 2019, the total unrecognized tax benefit related to uncertain tax positions was $2.7 million. We estimate that none of this will be paid within the next 12 months. However, we believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately $0.9 million due to the expiration of certain statutes of limitations and voluntary filings. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $19.0 million as of September 30, 2019, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/Bank Guarantees
Less than 1 year	$9,728
1 to 3 years	8,530
More than 3 years	784
Total long-term commercial obligations	$19,042
We also had performance and maintenance bonds totaling $170.5 million that were outstanding at September 30, 2019. Performance and maintenance bonds are primarily used to guarantee our contract performance to our customers.
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

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
We believe the following accounting policies and estimates to be critical in the preparation and reporting of our consolidated financial statements.
Revenue Recognition
On October 1, 2018, we adopted the new revenue recognition standard using the modified retrospective transition method. We applied the guidance in the standard to customer contracts that were not substantially complete at that time, and we determined that no adjustment to retained earnings was necessary. Financial results for reporting periods after October 1, 2018 are reported under the new standard; however, financial results for prior periods were not adjusted and continue to be presented in accordance with the previous standard.
The majority of our revenues are generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. We believe that this method is the most accurate representation of our performance, because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of revenues for Fiscal 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of revenues for Fiscal 2019.
Additionally, some contracts may contain a cancellation clause that could limit the amount of revenue we are able to recognize over time. In these instances, revenue and costs associated with these contracts are deferred and recognized at the time the performance obligation is fulfilled.
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgment. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single, custom-engineered solution. Our contracts generally include a standard assurance warranty that typically ends 18 months after shipment. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as separate performance obligations, and revenue is deferred and recognized over the warranty period. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2019, we had backlog of $419.0 million, of which approximately $345 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For Fiscal 2019 and Fiscal 2018, our operating results were positively impacted by $5.1 million and $3.9 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration as well as other changes in facts and circumstances during these periods.
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
Accruals for Contingent Liabilities
From time to time, contingencies such as insurance-related claims, liquidated damages and legal claims arise in the normal course of business. Pursuant to applicable accounting standards, we must evaluate such contingencies to subjectively determine the likelihood that an asset has been impaired, or a liability has been incurred at the date of the financial statements, as well as evaluate whether the amount of the loss can be reasonably estimated. If the likelihood is determined to be probable, and it can be reasonably estimated, the estimated loss is recorded. The amounts we record for contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We use past experience and history, as well as the specific circumstances surrounding each contingent liability, including estimated legal costs, in evaluating the amount of liability that should be recorded. Actual results could differ from our estimates.

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
Accounting for Income Taxes
We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted, and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position and results of operations.
See Note I of Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded in relation to foreign deferred taxes.
Foreign Currency Translation
The functional currency for our foreign operating subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity.

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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2019, our realized foreign exchange gain was $0.4 million and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $24.5 million as of September 30, 2019, an increase of $2.8 million compared to September 30, 2018. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

We do not typically hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact to our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 5, 2019

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$118,639	$36,584
Short-term investments	6,042	13,170
Restricted cash	—	19,154
Accounts receivable, less allowance for doubtful accounts of $301 and $157	112,093	92,548
Contract assets	55,374	82,545
Inventories	29,202	21,352
Income taxes receivable	233	6,904
Prepaid expenses	4,335	3,775
Other current assets	2,650	630
Total Current Assets	328,568	276,662
Property, plant and equipment, net	120,812	128,764
Restricted cash	—	5,987
Goodwill and intangible assets, net	1,337	1,514
Deferred income taxes	5,117	5,937
Other assets	11,577	11,087
Total Assets	$467,411	$429,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	51,180	40,714
Contract liabilities	71,464	43,174
Accrued compensation and benefits	20,182	22,274
Accrued product warranty	2,946	2,604
Income taxes payable	913	897
Other current liabilities	10,811	7,786
Total Current Liabilities	157,896	117,849
Long-term debt, net of current maturities	800	1,200
Deferred compensation (Note J)	6,447	5,902
Other long-term liabilities	3,115	3,356
Total Liabilities	168,258	128,307
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,372,766 and 12,280,556 shares issued, respectively	124	123
Additional paid-in capital	59,153	56,769
Retained earnings	289,422	291,530
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,547)	(21,779)
Total Stockholders' Equity	299,153	301,644
Total Liabilities and Stockholders' Equity	$467,411	$429,951

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2019	2018	2017
Revenues	$517,180	$448,716	$395,911
Cost of goods sold	430,204	383,361	345,142
Gross profit	86,976	65,355	50,769

Selling, general and administrative expenses	69,950	66,768	61,524
Research and development expenses	6,327	6,717	6,906
Amortization of intangible assets	177	205	355
Insurance proceeds	(950)	—	—
Restructuring, separation and other expenses, net	11	787	1,322
Operating income (loss)	11,461	(9,122)	(19,338)

Other income (Note F)	—	(747)	(2,029)
Interest expense	230	207	168
Interest income	(1,103)	(883)	(558)
Income (loss) before income taxes	12,334	(7,699)	(16,919)
Income tax provision (benefit)	2,444	(547)	(7,433)
Net income (loss)	$9,890	$(7,152)	$(9,486)

Earnings (loss) per share:
Basic	$0.85	$(0.62)	$(0.83)
Diluted	$0.85	$(0.62)	$(0.83)

Weighted average shares:
Basic	11,571	11,507	11,453
Diluted	11,634	11,507	11,453
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended September 30,
	2019	2018	2017

Net income (loss)	$9,890	$(7,152)	$(9,486)
Foreign currency translation adjustments	(2,743)	(3,100)	4,822
Postretirement benefit adjustment, net of tax	(25)	75	192
Comprehensive income (loss)	$7,122	$(10,177)	$(4,472)

 The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2016	12,199	$122	$52,003	$331,959	(806)	$(24,999)	$(23,768)	$335,317
Net loss	—	—	—	(9,486)	—	—	—	(9,486)
Foreign currency translation adjustments	—	—	—	—	—	—	4,822	4,822
Stock-based compensation	18	—	2,724	—	—	—	—	2,724
Shares withheld in lieu of employee tax withholding	—	—	(398)	—	—	—	—	(398)
Issuance of restricted stock	17	—	—	—	—	—	—	—
Dividends paid	—	—	—	(11,875)	—	—	—	(11,875)
Postretirement benefit adjustment, net of tax of $103	—	—	—	—	—	—	192	192
Balance, September 30, 2017	12,234	$122	$54,329	$310,598	(806)	$(24,999)	$(18,754)	$321,296
Net loss	—	—	—	(7,152)	—	—	—	(7,152)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,100)	(3,100)
Stock-based compensation	32	—	3,152	—	—	—	—	3,152
Shares withheld in lieu of employee tax withholding	—	—	(712)	—	—	—	—	(712)
Issuance of restricted stock	15	1	—	—	—	—	—	1
Dividends paid	—	—	—	(11,916)	—	—	—	(11,916)
Postretirement benefit adjustment, net of tax of $20	—	—	—	—	—	—	75	75
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net income	—	—	—	9,890	—	—	—	9,890
Foreign currency translation adjustments	—	—	—	—	—	—	(2,743)	(2,743)
Stock-based compensation	78	1	3,838	—	—	—	—	3,839
Shares withheld in lieu of employee tax withholding	—	—	(1,454)	—	—	—	—	(1,454)
Issuance of restricted stock	14	—	—	—	—	—	—	—
Dividends paid	—	—	—	(11,998)	—	—	—	(11,998)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended September 30,
	2019	2018	2017
Operating Activities:
Net income (loss)	$9,890	$(7,152)	$(9,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,032	12,903	12,755
Stock-based compensation	3,839	3,152	2,724
Bad debt expense (recovery)	233	111	(160)
Deferred income taxes	820	(2,170)	100
Gain on amended supply agreement	—	(507)	(2,029)
Gain on cash surrender value of life insurance	—	(240)	—
Cash received from amended supply agreement	—	—	2,333
Changes in operating assets and liabilities:
Accounts receivable, net	(20,193)	(37,176)	47,983
Contract assets and liabilities, net	55,333	(14,117)	(3,270)
Inventories	(7,989)	(3,023)	8,213
Income taxes	6,681	996	(6,758)
Prepaid expenses and other current assets	(2,626)	(237)	453
Accounts payable	9,550	8,152	(2,417)
Accrued liabilities	1,419	8,859	(11,676)
Other, net	(230)	1,906	(1,950)
Net cash provided by (used in) operating activities	68,759	(28,543)	36,815
Investing Activities:
Purchases of short-term investments	(5,869)	(22,261)	(60,018)
Maturities of short-term investments	13,088	35,248	33,189
Purchases of property, plant and equipment, net	(4,255)	(4,415)	(3,624)
Proceeds from life insurance policy	—	1,861	—
Net cash provided by (used in) investing activities	2,964	10,433	(30,453)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Shares withheld in lieu of employee tax withholding	(1,454)	(712)	(398)
Dividends paid	(11,998)	(11,916)	(11,875)
Net cash used in financing activities	(13,852)	(13,028)	(12,673)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,871	(31,138)	(6,311)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(957)	(347)	1,801
Cash, cash equivalents and restricted cash at beginning of period	61,725	93,210	97,720
Cash, cash equivalents and restricted cash at end of period	$118,639	$61,725	$93,210

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
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, liquid natural gas terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission. We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction along with our financial strength allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2019, Fiscal 2018 and Fiscal 2017 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2019, 2018 and 2017, respectively.

B. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Powell and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
Cash and Investments
Cash and cash equivalents
Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents in our Consolidated Balance Sheets.
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.

Restricted Cash - Restricted cash included cash and cash equivalents that were unavailable for withdrawal or usage for general obligations and represented a pledged cash collateral balance that was required under our prior credit agreement and was held in an interest-bearing savings account. See Note G for further discussion on restricted cash.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2019	2018	2017
Cash paid (received) during the period for:
Interest paid, net of interest income	$(873)	$(676)	(384)
Income taxes paid, net of refunds	(5,219)	354	(764)
Non-cash capital expenditures	1,248	129	634
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
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. As of September 30, 2019 and 2018, accounts receivable included retention amounts of $5.6 million and $4.2 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Of the retained amount at September 30, 2019, $4.9 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.7 million is recorded in other assets and is expected to be collected in Fiscal 2021.
Contract Balances
Contract assets, previously referred to as costs and estimated earnings in excess of billings on uncompleted contracts are recorded when revenues are recognized in excess of amounts billed for fixed-price contracts as determined by the billing milestone schedule. Contract assets are transferred to accounts receivable when billing milestones have been met, or we have an unconditional right to payment.
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
Income Taxes
We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted, and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. In assessing the extent to which net deferred tax assets may be realized, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Estimates may change as new events occur, estimates of future taxable income during the carryforward period are reduced or increased, additional information becomes available or operating environments change, which may result in a full or partial reversal of the valuation allowance. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.
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
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts that may last from one month to several years, depending on the contract. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. We believe that this method is the most accurate representation of our performance because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
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
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at a point in time when we fulfill our performance obligation to the customer, which is typically upon shipment.
Additionally, some contracts may contain a cancellation clause that could limit the amount of revenue we are able to recognize over time. In these instances, revenue and costs associated with these contracts are deferred and recognized at a point in time when the performance obligation is fulfilled.
Selling and administrative costs incurred in relation to obtaining a contract are typically expensed as incurred. We periodically utilize a third-party sales agent to obtain a contract and will pay a commission to that agent. We record the full commission liability to the third-party sales agent at the order date, with a corresponding deferred asset. As the project progresses, we record commission expense based on percentage of completion rates that correlate to the project and reduce the deferred asset. Once we have been paid by the customer, we pay the commission, and the deferred liability is reduced.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.3 million, $6.7 million and $6.9 million in Fiscal 2019, 2018 and 2017, respectively.
Foreign Currency Translation
The functional currency for our foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. Effective October 1, 2018, we adopted this standard using a modified retrospective basis. After evaluating the impact of this new standard on contracts outstanding as of October 1, 2018, we determined that no adjustment to retained earnings was necessary. See Note E for further discussion of revenue.

In February 2016, the FASB issued a new topic on leases that requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new topic is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years which will be our fiscal year ending September 30, 2020. In Fiscal 2018, we acquired new lease software designed to assist in our compliance with this new topic. We anticipate recording right-of-use assets and lease liabilities in similar amounts of less than $10 million on our Consolidated Balance Sheets as of October 1, 2019, and do not anticipate a material adjustment to retained earnings will be necessary. We do not expect this topic to have a significant effect on our Consolidated Statements of Operations or Statements of Cash Flows.

In November 2016, the FASB issued a new topic on the statement of cash flows that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this topic in Fiscal 2019, and our Consolidated Cash Flow Statements for all periods reflect this presentation.

In May 2017, the FASB issued a new topic on modification accounting with regards to stock-based compensation. This new topic clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. We adopted this topic in Fiscal 2019, and it has not had a material impact on our Consolidated Balance Sheets or Statements of Operations.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2019	2018	2017
Numerator:
Net income (loss)	$9,890	$(7,152)	$(9,486)
Denominator:
Weighted average basic shares	11,571	11,507	11,453
Dilutive effect of restricted stock units	63	—	—
Weighted average diluted shares with assumed conversions	11,634	11,507	11,453

Earnings (loss) per share:
Basic	$0.85	$(0.62)	$(0.83)
Diluted	$0.85	$(0.62)	$(0.83)

For the years ended September 30, 2018 and 2017, we incurred net losses; therefore, all potential common shares were deemed to be anti-dilutive.

D. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2019	2018
Balance at beginning of period	$157	$179
Bad debt expense	233	111
Uncollectible accounts written off, net of recoveries	(81)	(125)
Change due to foreign currency translation	(8)	(8)
Balance at end of period	$301	$157
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2019	2018
Raw materials, parts and subassemblies	$31,781	$24,563
Work-in-progress	1,100	1,080
Provision for excess and obsolete inventory	(3,679)	(4,291)
Total inventories	$29,202	$21,352
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2019	2018	Asset Lives
Land	$21,963	$22,207	—
Buildings and improvements	122,404	123,320	3 - 39 Years
Machinery and equipment	106,137	104,542	3 - 15 Years
Furniture and fixtures	3,611	3,799	3 - 10 Years
Construction in process	2,118	357	—
	$256,233	$254,225
Less: Accumulated depreciation	(135,421)	(125,461)
Total property, plant and equipment, net	$120,812	$128,764
There were no assets under capital lease as of September 30, 2019 or September 30, 2018. Depreciation expense was $11.9 million, $12.7 million and $12.4 million for fiscal years 2019, 2018, and 2017, respectively.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2019	2018
Balance at beginning of period	$2,604	$3,174
Increase to warranty expense	3,004	2,031
Deduction for warranty charges	(2,649)	(2,574)
Change due to foreign currency translation	(13)	(27)
Balance at end of period	$2,946	$2,604

E. Revenue
On October 1, 2018, we adopted the new revenue recognition standard using the modified retrospective transition method. We applied the guidance in the standard to customer contracts that were not substantially complete at that time and we determined that no adjustment to retained earnings was necessary. Financial results for reporting periods after October 1, 2018 are reported under the new standard; however, financial results for prior periods were not adjusted and will continue to be presented in accordance with the previous standard.
Revenue Recognition
The majority of our revenues are generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. We believe that this method is the most accurate representation of our performance, because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of revenues for the year ended September 30, 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of revenues for the year ended September 30, 2019.
Additionally, some contracts may contain a cancellation clause that could limit the amount of revenue we are able to recognize over time. In these instances, revenue and costs associated with these contracts are deferred and recognized at a point in time when the performance obligation is fulfilled.
Selling and administrative costs incurred in relation to obtaining a contract are typically expensed as incurred. We periodically utilize a third-party sales agent to obtain a contract and will pay a commission to that agent. We record the full commission liability to the third-party sales agent at the order date, with a corresponding deferred asset. As the project progresses, we record commission expense based on percentage of completion rates that correlate to the project and reduce the deferred asset. Once we have been paid by the customer, we pay the commission, and the deferred liability is reduced.
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgment. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single custom-engineered solution. Our contracts generally include a standard assurance warranty that typically ends 18 months after shipment. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as a separate performance obligation, and revenue is deferred and recognized over the warranty period. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2019, we had backlog of $419.0 million, of which approximately $345 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2019 and 2018, our operating results were positively impacted by $5.1 million and $3.9 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.
Variable Consideration
It is common for our long-term contracts to contain variable consideration that can either increase or decrease the transaction price. Due to the nature of our contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. We estimate the amount of variable consideration based on the expected value method, which is the sum of probability-weighted amount, or the most likely amount method, which uses various factors including experience with similar transactions and assessment of our anticipated performance. Variable consideration is included in the transaction price if legally enforceable and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved.

Contract Modifications
Contracts may be modified for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the enforceable rights and obligations under the contract. Most of our contract modifications are for goods and services that are not distinct from the existing performance obligation. Contract modifications result in a cumulative catch-up adjustment to revenue based on our measure of progress for the performance obligation.
Contract Balances
The timing of revenue recognition, billings and cash collections affects accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) in our Consolidated Balance Sheet.
Contract assets, previously referred to as costs and estimated earnings in excess of billings on uncompleted contracts, are recorded when revenues are recognized in excess of amounts billed for fixed-price contracts as determined by the billing milestone schedule. Contract assets are transferred to accounts receivable when billing milestones have been met, or we have an unconditional right to payment.
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

Contract assets and liabilities as of September 30, 2019 and September 30, 2018 are summarized below (in thousands):

	September 30,
	2019	2018
Contract assets	$55,374	$82,545
Contract liabilities	(71,464)	(43,174)
Net contract asset (liability)	$(16,090)	$39,371
The decrease in net contract asset to a contract liability at September 30, 2019 from September 30, 2018 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2019, we recognized revenue of approximately $39.5 million related to contract liabilities outstanding at September 30, 2018.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of September 30, 2019 and September 30, 2018, accounts receivable included retention amounts of $5.6 million and $4.2 million, respectively. Of the retained amount at September 30, 2019, $4.9 million is expected to be collected in the next twelve months.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the year ended September 30, 2019 (in thousands):

2019
United States	$406,609
Canada	64,326
Europe, Middle East and Africa	32,166
Asia/Pacific	11,405
Mexico, Central and South America	2,674
Total revenues by geographic destination	$517,180

2019
Oil and gas	$242,291
Petrochemical	93,391
Electric utility	84,993
Traction power	26,781
All others	69,724
Total revenues by market sector	$517,180

F. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized, and purchased technology of $0.3 million, which is amortized over its estimated useful life. No impairment expense has been recorded for the last three fiscal years.

Intangible assets balances, subject to amortization, at September 30, 2019 and 2018 consisted of the following (in thousands):

	September 30, 2019			September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(11,415)	$334	$11,749	$(11,239)	$510
Amortization of intangible assets recorded for the years ended September 30, 2019, 2018 and 2017 was $0.2 million, $0.2 million and $0.4 million, respectively.
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ended September 30,	Total
2020	$177
2021	157
2022	—
2023	—
2024	—

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

G. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2019	2018
Industrial development revenue bonds	$1,200	$1,600
Less: current portion	(400)	(400)
Total long-term debt	$800	$1,200
The annual maturities of long-term debt as of September 30, 2019, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2020	$400
2021	400
2022	—
2023	—
2024	—
Total long-term debt maturities	$800

U.S. Revolver
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "U.S. Revolver"), which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit and expires September 2024. As of September 30, 2019, there were no amounts borrowed under this facility and letters of credit outstanding were $13.4 million. As of September 30, 2019, $61.6 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. In addition, the U.S. Revolver includes a right of the Company to request from time to time an increase in the revolving line of credit of up to $50.0 million, provided that (i) no default exists, (ii) each request must be in a minimum amount of $15.0 million (or, if less, the remaining portion of the increase), (iii) the Company may make a maximum of four such requests and (iv) each lender may agree whether or not to increase its revolving commitment.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio greater than 3.0 to 1.0 and a consolidated interest coverage ratio of less than 3.0 to 1.0. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of September 30, 2019, we were in compliance with all of the financial covenants of the U.S. Revolver.
As of September 30, 2018, the balance in the cash collateral account was $25.1 million and was recorded as restricted cash in our Consolidated Balance Sheets, which was required by our prior credit agreement. The portion of the cash collateral account associated with the outstanding letters of credit that were due to expire beyond twelve months was classified as non-current restricted cash. Our U.S. Revolver removes the previous requirement for all letters of credit and borrowings to be collateralized at 102%.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bear an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate and (c) the London Interbank Offered Rate (“LIBOR”) plus 1.00%, subject to certain interest rate floors set forth in the U.S. Revolver. The eurocurrency rate is generally (i) LIBOR for credit extensions denominated in U.S. dollars, euros or pound sterling, (ii) the Canadian dollar offered rate for credit extensions denominated in Canadian dollars and (iii) the rate designated by Bank of America for credit extensions denominated in other currencies. The applicable rate is generally a range from (0.25)% to 0.25% for base rate loans and 1.25% to 1.75% for eurocurrency rate loans, in each case based on the Company's consolidated leverage ratio, provided that the applicable rate is initially (0.25)% for base rate loans and 1.25% for eurocurrency rate loans until January 1, 2020.
The U.S. Revolver is collateralized by a pledge of 100% of the voting capital stock of each of our domestic subsidiaries and 65% of the voting capital stock of each non-domestic subsidiary. The U.S. Revolver provides for customary events of default and carries cross-default provisions with other existing debt agreements. If an event of default (as defined in the U.S. Revolver) occurs and is continuing, on the terms and subject to the conditions set forth in the U.S. Revolver, amounts and letters of credit outstanding under the U.S. Revolver may be accelerated and may become immediately due and payable.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.69% as of September 30, 2019. As of September 30, 2019, we were in compliance with all of the covenants of the Bonds.

H. Commitments and Contingencies
Leases
We lease certain offices, facilities and equipment under operating leases expiring at various dates through 2023. We also sublease certain facilities that we are no longer occupying. Our sublease terms do not fully cover the existing rental commitments on certain facilities.
At September 30, 2019, the future minimum annual rental commitments and expected receipts under non-cancelable operating leases having terms in excess of one year were as follows (in thousands):

Years Ended September 30,	Operating Leases Payments	Operating Sublease Income
2020	$3,040	$(877)
2021	2,859	(1,028)
2022	2,612	(1,159)
2023	1,508	(943)
2024	85	—
Thereafter	—	—
Total lease commitments	$10,104	$(4,007)

Lease expense and sublease income from third parties was as follows (in thousands):

	Year Ended September 30,
	2019	2018	2017
Lease expense	$3,493	$3,432	$3,734
Sublease income from third parties	(1,280)	(1,487)	(1,389)
In Fiscal 2019, we recorded additional lease expense of $0.7 million related to certain facility leases in Canada that are no longer utilized in our operations. In Fiscal 2018, we incurred approximately $0.8 million due to anticipated losses on the sublet of a Canadian facility we exited in a prior period.
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant expenses related to security instruments for the periods reported. We were contingently liable for letters of credit of $13.4 million as of September 30, 2019. We also had outstanding surety bonds totaling $170.5 million, with additional bonding capacity of $579.5 million available, at September 30, 2019.
We have an $11.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2019, we had outstanding guarantees totaling $5.7 million and amounts available under this Facility Agreement were $5.4 million. The Facility Agreement expires in May 2020 and provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. As of September 30, 2019, we were in compliance with all of the financial covenants of the Facility Agreement.

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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2019, our exposure to possible liquidated damages was $2.0 million, of which approximately $0.9 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $0.8 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended September 30,
	2019	2018	2017
Current:
Federal	$1,350	$973	$(7,782)
State	186	201	(101)
Foreign	88	449	350
	1,624	1,623	(7,533)
Deferred:
Federal	366	(1,834)	392
State	457	(247)	(515)
Foreign	(3)	(89)	223
	820	(2,170)	100
Total income tax provision (benefit)	$2,444	$(547)	$(7,433)
Income (loss) before income taxes was as follows (in thousands):

	Year Ended September 30,
	2019	2018	2017
U.S.	$11,859	$(2,103)	$(19,932)
Other than U.S.	475	(5,596)	3,013
Income (loss) before income taxes	$12,334	$(7,699)	$(16,919)

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2019	2018	2017
Statutory rate	21%	25%	35%
State income taxes, net of federal benefit	4	(2)	2
Research and development credit	(7)	9	9
Foreign rate differential	1	1	2
Foreign withholding	1	(3)	—
Foreign valuation allowance	(2)	(20)	2
NOL carryback impact on deductions	—	—	(4)
Deferred tax rate differential	—	(4)	—
Other	2	1	(2)
Effective rate	20%	7%	44%

On December 22, 2017, the new tax law lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018.

Our income tax provision (benefit) reflects an effective tax rate on pre-tax results of 20% in Fiscal 2019 compared to 7% and 44% in Fiscal 2018 and 2017, respectively. The effective rate for Fiscal 2019 approximated the U.S. federal statutory rate as favorable adjustments related to the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance and the Research and Development Tax Credit (R&D Tax Credit) were largely offset by unfavorable adjustments primarily related to state income taxes and other permanent items. Due to the loss position in Fiscal 2018, the effective tax rate was negatively impacted by foreign losses reserved for with a valuation allowance as well as $0.5 million of tax expense related to the re-measurement of U.S. deferred tax assets as a result of tax reform. Likewise, due to the loss in Fiscal 2017, the effective tax rate was favorably impacted by the relative amounts of income/loss recognized in the various tax jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, the lower tax rate in the U.K., as well as $0.9 million of discrete items recognized during the year, primarily related to the R&D Tax Credit.
We have not recorded deferred income taxes on $19.4 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2012 – 2018, United Kingdom 2017 – 2018 and the United States 2013 – 2018. As of September 30, 2019, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2019	2018
Gross assets	$18,486	$22,480
Gross liabilities and valuation allowance	(13,369)	(16,543)
Net deferred income tax asset	$5,117	$5,937

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2019	2018
Deferred Tax Assets:
Net operating loss	$10,636	$13,444
Credit carryforwards	2,895	3,987
Deferred compensation	1,590	1,456
Uniform capitalization and inventory	983	1,043
Stock-based compensation	744	879
Reserve for accrued employee benefits	752	791
Warranty accrual	341	448
Accrued legal	115	154
Postretirement benefits liability	110	112
Goodwill	44	54
Other	276	112
Deferred tax assets	18,486	22,480
Deferred Tax Liabilities:
Depreciation and amortization	(5,138)	(6,946)
Deferred tax liabilities	(5,138)	(6,946)
Less: valuation allowance	(8,231)	(9,597)
Net deferred tax asset	$5,117	$5,937

As of September 30, 2019, we had tax credit carryforwards of $2.0 million not reserved with a valuation allowance that are available to reduce future U.S. federal tax liabilities. The majority of these tax credit carryforwards expire beginning in 2037. In addition, we had international net operating loss carryforwards of $2.9 million that were not reserved with a valuation allowance available to offset future taxable income in the respective jurisdictions, with less than 10% expiring in 2029 and the remainder having an indefinite carryforward period.

We have established a valuation allowance in the amount of $8.2 million primarily related to the Canadian net deferred tax assets. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A rollforward of the valuation allowance for the past three years is summarized below:

Balance at September 30, 2016	$8,439
Charged to cost and expenses	(260)
Charged to other accounts	588
Balance at September 30, 2017	$8,767
Charged to cost and expenses	1,575
Charged to other accounts	(745)
Balance at September 30, 2018	$9,597
Charged to cost and expenses	(209)
Charged to other accounts	(1,157)
Balance at September 30, 2019	$8,231

A reconciliation of the beginning and ending amount of the unrecognized tax benefits that if recognized would affect the effective tax rate follows (in thousands):

	Year Ended September 30,
	2019	2018	2017
Balance at beginning of period	$1,854	$1,219	$1,046
Increases related to tax positions taken during the current period	240	180	179
Increases related to tax positions taken during a prior period	609	455	338
Decreases related to expiration of statute of limitations	—	—	—
Decreases related to settlement with taxing authorities	—	—	(344)
Balance at end of period	$2,703	$1,854	$1,219
Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2019 was not material.
Due to the expiration of certain federal statutes of limitations and voluntary filings, management believes that, within the next 12 months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.9 million and would positively impact our effective tax rate. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.
In November 2018, we received a refund of $6.6 million related to the U.S. federal carryback claim filed for the Fiscal 2017 net operating loss. Subsequently, we were notified that the IRS would conduct a review of the carryback claim. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs.

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $3.2 million, $2.8 million and $2.8 million in Fiscal 2019, 2018 and 2017, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. The assets and liabilities of the plan are recorded in other assets and deferred compensation, respectively, in the accompanying Consolidated Balance Sheets. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.2 million related to this plan in Fiscal 2019. At September 30, 2019, total assets held by the trustee were $6.8 million and recorded in other assets and the liability was $6.2 million and recorded in other long-term liabilities in our Consolidated Balance Sheets. Of the $6.8 million of assets held by the trustee, $6.7 million is invested in company-owned life insurance policies and the remainder in mutual funds.
Certain former executives were provided an executive benefit plan that provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments was accrued over the service life of these individuals, and $0.2 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $3.2 million at September 30, 2019.

Retiree Medical Plan
We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.9 million as of both September 30, 2019 and 2018. Our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

K. Stock-Based Compensation
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
In accordance with the 2014 Plan, the compensation committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from their date of issuance. Fifty to sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty to fifty percent of the grant is earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2019, there were 131,850 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2018	190,500	$33.73
Granted	77,150	34.89
Vested	(117,684)	33.57
Forfeited/cancelled	(18,116)	33.75
Outstanding at September 30, 2019	131,850	$33.76
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan. As of September 30, 2019, there were 554,801 shares of common stock available for future grants.
2014 Non-Employee Director Equity Incentive Plan
In February 2014, our stockholders approved the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan). The total number of shares of common stock reserved under the plan is 150,000 shares. The plan is administered by the compensation committee. Eligibility to participate in the plan is limited to those individuals who are members of the Board of Directors of the Company and who are not employees of the Company or any affiliate of the Company.
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and SARs) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,000 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty percent vests on the anniversary of the grant date. Compensation expense is based on the closing share price on the grant date and recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent will be recognized over the remaining vesting period.

Under this 2014 Director Plan, in February 2019, 7,000 shares of common stock and 7,000 shares of restricted stock were issued to our non-employee directors at a price of $34.02 per share. In February 2018, we issued 6,000 shares of restricted stock to our non-employee directors at a price of $27.88 per share, and in April 2018, we issued 1,000 shares of restricted stock to a single non-employee director at a price of $27.15. The total number of shares of common stock available for future awards under the 2014 Director plan was 56,600 shares as of September 30, 2019.
At both September 30, 2019 and 2018, there were 7,000 shares of unvested restricted stock outstanding. Total compensation expense related to restricted stock grants under all plans was $0.5 million, $0.5 million and $0.7 million for the years ended September 30, 2019, 2018 and 2017, respectively. Total compensation expense related to RSUs under all plans was $3.3 million, $2.7 million and $2.0 million for the years ended September 30, 2019, 2018 and 2017, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2019 and 2018, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $1.0 million and $1.2 million, respectively. As of September 30, 2019, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately six months and 1.4 years, respectively.

L. Fair Value Measurements
We measure certain financial assets and liabilities at fair value. Fair value is defined as an “exit price,” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The accounting guidance requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, a fair value hierarchy has been established that identifies and prioritizes three levels of inputs to be used in measuring fair value.
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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Fair Value Measurements at September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2019
Assets:
Cash and cash equivalents	$118,639	$—	$—	$118,639
Short-term investments	6,042	—	—	6,042
Other assets	—	6,825	—	6,825
Liabilities:
Deferred compensation	—	6,249	—	6,249

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
Restricted Cash - Restricted cash represented a pledged cash collateral balance, which was required under our prior credit agreement and was held in an interest-bearing savings account. See Note G for further discussion on restricted cash.
Other Assets and Deferred Compensation – We hold investments in an irrevocable Rabbi Trust for our deferred compensation plan. The assets are primarily related to company-owned life insurance policies and are included in other assets in the accompanying Consolidated Balance Sheets. Because the mutual funds and company-owned life insurance policies are combined in the plan, they are therefore categorized as Level 2 in the fair value measurement hierarchy. The deferred compensation liability represents the investment options that the plan participants have designated to serve as the basis for measurement of the notional value of their accounts. Because the deferred compensation liability is intended to offset the plan assets, it is therefore also categorized as Level 2 in the fair value measurement hierarchy.

M. Geographic Information
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2019	2018	2017
United States	$406,609	$335,743	$279,352
Canada	64,326	42,235	45,540
Middle East and Africa	18,420	38,490	26,639
Far East	11,405	12,976	3,877
Europe	13,746	10,538	21,194
Mexico, Central and South America	2,674	8,734	19,309
Total revenues	$517,180	$448,716	$395,911

	September 30,
	2019	2018
Long-lived assets:
United States	$71,325	$76,016
Canada	44,933	48,126
United Kingdom	4,554	4,622
Total	$120,812	$128,764
Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets.

N.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2019 and 2018 (in thousands, except per share data):

	2019 Quarters
	First	Second	Third	Fourth	2019
Revenues	$109,351	$123,737	$135,588	$148,504	$517,180
Gross profit	14,631	20,075	23,715	28,555	86,976
Net income (loss)	(2,695)	958	5,089	6,538	9,890
Earnings (loss) per share:
Basic	$(0.23)	$0.08	$0.44	$0.56	$0.85
Diluted	$(0.23)	$0.08	$0.44	$0.56	$0.85

	2018 Quarters
	First	Second	Third	Fourth	2018
Revenues	$90,184	$101,505	$122,130	$134,897	$448,716
Gross profit	10,554	12,421	18,375	24,005	65,355
Net income (loss)	(5,662)	(3,330)	301	1,539	(7,152)
Earnings (loss) per share:
Basic	$(0.49)	$(0.29)	$0.03	$0.13	$(0.62)
Diluted	$(0.49)	$(0.29)	$0.03	$0.13	$(0.62)

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

O.  Subsequent Events
On November 4, 2019, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 18, 2019 to shareholders of record at the close of business on November 20, 2019.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2019, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2019, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2019, which appears in their report on the financial statements included herein.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2019.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2019.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2019.

PART IV

Item  15. Exhibits. Financial Statement Schedules
1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.
2. Financial Statement Schedule. All financial statement schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
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

*10.10	—
Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.11	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.12	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
10.13	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.14	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.15	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.16	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.17	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.18	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.19	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.20	—
Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

10.21	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

10.22		Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.23
Consulting and Advisory Services Agreement effective January 5, 2019 by and between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 8-K filed December 21, 2018 and incorporated herein by reference).

10.24
First Amendment to Consulting and Advisory Services Agreement effective May 6, 2019 by and between the Company and Don R. Madison (filed as Exhibit 10.1 to our Form 8-K filed May 8, 2019 and incorporated herein by reference).

**10.25
Amended and Restated Credit Agreement, dated September 27, 2019, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Lenders party thereto and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner.

**21.1	—	Subsidiaries of Powell Industries, Inc.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

***32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number		Description of Exhibits
***32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*
Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.

**	Filed herewith.
***	Furnished herewith.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial Officer (Principal Financial Officer)
Michael W. Metcalf

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/Thomas W. Powell	Chairman Emeritus of the Board Director
Thomas W. Powell

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Perry L. Elders	Director
Perry L. Elders

/s/ Bonnie V. Hancock	Director
Bonnie V. Hancock

/s/ James W. McGill	Director
James W. McGill

/s/ John D. White	Director
John D. White
/s/ Richard E. Williams	Director
Richard E. Williams
Date: December 5, 2019