Form 10-Q
period 2019-12-31
POWELL INDUSTRIES INC
filed 2020-02-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 3, 2020, there were 11,597,213 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2019	September 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$120,966	$118,639
Short-term investments	—	6,042
Accounts receivable, less allowance for doubtful accounts of $346 and $301	100,890	112,093
Contract assets	60,296	55,374
Inventories	32,448	29,202
Income taxes receivable	149	233
Prepaid expenses	4,646	4,335
Other current assets	1,906	2,650
Total Current Assets	321,301	328,568
Property, plant and equipment, net	120,795	120,812
Operating lease assets, net	6,213	—
Goodwill and intangible assets, net	1,293	1,337
Deferred income taxes	5,243	5,117
Other assets	11,606	11,577
Total Assets	$466,451	$467,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	45,166	51,180
Contract liabilities	77,556	71,464
Accrued compensation and benefits	9,763	20,182
Accrued product warranty	3,162	2,946
Current operating lease liabilities	2,247	—
Income taxes payable	1,034	913
Other current liabilities	10,215	10,811
Total Current Liabilities	149,543	157,896
Long-term debt, net of current maturities	400	800
Deferred compensation	7,052	6,447
Long-term operating lease liabilities	4,792	—
Other long-term liabilities	2,991	3,115
Total Liabilities	164,778	168,258
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,403,231 and 12,372,766 shares issued, respectively	124	124
Additional paid-in capital	59,524	59,153
Retained earnings	289,184	289,422
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(22,160)	(24,547)
Total Stockholders' Equity	301,673	299,153
Total Liabilities and Stockholders' Equity	$466,451	$467,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2019	2018
Revenues	$134,150	$109,351
Cost of goods sold	112,324	94,720
Gross profit	21,826	14,631

Selling, general and administrative expenses	17,289	15,928
Research and development expenses	1,474	1,694
Amortization of intangible assets	44	44
Operating income (loss)	3,019	(3,035)

Interest expense	67	56
Interest income	(381)	(157)
Income (loss) before income taxes	3,333	(2,934)

Income tax provision (benefit)	558	(239)

Net income (loss)	$2,775	$(2,695)

Earnings (loss) per share:
Basic	$0.24	$(0.23)
Diluted	$0.24	$(0.23)

Weighted average shares:
Basic	11,614	11,551
Diluted	11,665	11,551

Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended December 31,
	2019	2018
Net income (loss)	$2,775	$(2,695)
Foreign currency translation adjustments	2,387	(4,088)
Comprehensive income (loss)	$5,162	$(6,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustments	—	—	—	—	—	—	2,387	2,387
Stock-based compensation	30	—	982	—	—	—	—	982
Shares withheld in lieu of employee tax withholding	—	—	(611)	—	—	—	—	(611)
Dividends paid	—	—	—	(3,013)	—	—	—	(3,013)
Balance, December 31, 2019	12,403	$124	$59,524	$289,184	(806)	$(24,999)	$(22,160)	$301,673

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net loss	—	—	—	(2,695)	—	—	—	(2,695)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,088)	(4,088)
Stock-based compensation	41	—	1,220	—	—	—	—	1,220
Shares withheld in lieu of employee tax withholding	—	—	(731)	—	—	—	—	(731)
Dividends paid	—	—	—	(2,992)	—	—	—	(2,992)
Balance, December 31, 2018	12,322	$123	$57,258	$285,843	(806)	$(24,999)	$(25,867)	$292,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2019	2018
Operating Activities:
Net income (loss)	$2,775	$(2,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,597	3,221
Stock-based compensation	982	1,220
Bad debt expense	42	27
Deferred income taxes	(126)	(517)
Changes in operating assets and liabilities:
Accounts receivable, net	11,844	4,385
Contract assets and liabilities, net	1,474	21,036
Inventories	(3,054)	(3,853)
Income taxes	216	6,620
Prepaid expenses and other current assets	498	(565)
Accounts payable	(5,457)	(8,622)
Accrued liabilities	(10,128)	(10,385)
Other, net	445	(763)
Net cash provided by operating activities	2,108	9,109
Investing Activities:
Purchases of short-term investments	—	(5,869)
Maturities of short-term investments	6,146	11,621
Purchases of property, plant and equipment, net	(2,402)	(755)
Net cash provided by investing activities	3,744	4,997
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(611)	(731)
Dividends paid	(3,013)	(2,992)
Net cash used in financing activities	(4,024)	(4,123)
Net increase in cash, cash equivalents and restricted cash	1,828	9,983
Effect of exchange rate changes on cash, cash equivalents and restricted cash	499	(813)
Cash, cash equivalents and restricted cash at beginning of period	118,639	61,725
Cash, cash equivalents and restricted cash at end of period	$120,966	$70,895

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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission (SEC) on December 5, 2019.
References to Fiscal 2020 and Fiscal 2019 used throughout this report shall mean our fiscal years ended September 30, 2020 and 2019, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience and on various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
New Accounting Standards
Effective October 1, 2019, we adopted the new lease accounting standard and recorded operating lease assets and operating lease liabilities of approximately $7.0 million and determined that no adjustment to retained earnings was necessary. Financial results for reporting periods after October 1, 2019 are reported under the new standard; however financial results for prior periods were not adjusted and will continue to be presented in accordance with the previous standard. Upon adoption, we elected a package of practical expedients which, among other things, allowed for the historical classification of our existing leases to carryforward. Additionally, we elected to separate non-lease components for our real estate and IT infrastructure asset classes. All other asset classes account for both lease and non-lease components in the operating lease asset and operating lease liability calculations. See Note I for further discussion of leases.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2019	2018
Numerator:
Net income (loss)	$2,775	$(2,695)
Denominator:
Weighted average basic shares	11,614	11,551
Dilutive effect of restricted stock units	51	—
Weighted average diluted shares	11,665	11,551
Income (loss) per share:
Basic	$0.24	$(0.23)
Diluted	$0.24	$(0.23)

For the three months ended December 31, 2018, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	Three months ended December 31,
	2019	2018
Balance at beginning of period	$301	$157
Bad debt expense	42	27
Uncollectible accounts written off, net of recoveries	(10)	(42)
Change due to foreign currency translation	13	(3)
Balance at end of period	$346	$139

Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2019	September 30, 2019
Raw materials, parts and sub-assemblies, net	$31,526	$28,102
Work-in-progress	922	1,100
Total inventories	$32,448	$29,202

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2019	2018
Balance at beginning of period	$2,946	$2,604
Increase in warranty expense	843	746
Deduction for warranty charges	(645)	(604)
Change due to foreign currency translation	18	(14)
Balance at end of period	$3,162	$2,732

D. Revenue
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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% and 93% of total revenues for the three months ended December 31, 2019 and 2018, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% and 7% of total revenues for the three months ended December 31, 2019 and 2018, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right but work has not been performed. As of December 31, 2019, we had backlog of $425.9 million, of which approximately $367.4 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the three months ended December 31, 2019 and 2018, our operating results were positively impacted by $4.3 million and $3.1 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.
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
Contract assets are recorded when revenues are recognized in excess of amounts billed for fixed-price contracts as determined by the billing milestone schedule. Contract assets are transferred to accounts receivables when billing milestones have been met, or we have an unconditional right to payment.
Contract liabilities typically represent advance payments from contractual billing milestones and billings in excess of revenue recognized. It is unusual to have advanced milestone payments with a term greater than one year, which could represent a financing component on the contract.
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current.
Contract assets and liabilities as of December 31, 2019 and September 30, 2019 are summarized below (in thousands):

	December 31, 2019	September 30, 2019
Contract assets	$60,296	$55,374
Contract liabilities	(77,556)	(71,464)
Net contract asset (liability)	$(17,260)	$(16,090)
The increase in net contract liability at December 31, 2019 from September 30, 2019 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2019, we recognized revenue of approximately $45.6 million related to contract liabilities outstanding at September 30, 2019.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of December 31, 2019 and September 30, 2019, accounts receivable included retention amounts of $5.9 million and $5.6 million, respectively. Of the retained amount at December 31, 2019, $5.6 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.3 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2019 and 2018 (in thousands):

	Three months ended December 31, 2019	Three months ended December 31, 2018
United States	$107,078	$89,898
Canada	14,454	9,715
Europe, Middle East and Africa	10,166	5,441
Asia/Pacific	1,686	3,744
Mexico, Central and South America	766	553
Total revenues by geographic destination	$134,150	$109,351

	Three months ended December 31, 2019	Three months ended December 31, 2018
Oil and gas	$59,994	$49,576
Petrochemical	30,426	19,778
Electric utility	23,015	19,258
Traction power	8,351	5,009
All others	12,364	15,730
Total revenues by market sector	$134,150	$109,351

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
Industrial development revenue bonds	$800	$1,200
Less: current portion	(400)	(400)
Total long-term debt	$400	$800
U.S. Revolver
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the " "U.S. Revolver"), which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility, that is available for both borrowings and letters of credit and expires September 2024. As of December 31, 2019, there were no amounts borrowed under this facility and letters of credit outstanding were $13.4 million. There was $61.6 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2019.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2019, we were in compliance with all of the financial covenants of the U.S. Revolver.
The U.S. Revolver allows the Company to elect that any borrowing under the facility bear an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate ("LIBOR") plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated leverage ratio.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at December 31, 2019. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 1.79% as of December 31, 2019.

F. Commitments and Contingencies
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $13.4 million as of December 31, 2019. We also had surety bonds totaling $180.0 million that were outstanding, with additional bonding capacity of $570.0 million available, at December 31, 2019.
We have an $11.9 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2019, we had outstanding guarantees totaling $5.2 million and amounts available under this Facility Agreement were $6.7 million. The Facility Agreement expires in May 2020 and provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of December 31, 2019, we were in compliance with all of the financial covenants of the Facility Agreement.
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

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance and is a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At December 31, 2019, there were 154,200 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2019 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2019	131,850	$33.76
Granted	70,000	38.57
Vested	(46,900)	35.65
Forfeited/canceled	(750)	33.16
Outstanding at December 31, 2019	154,200	35.37

During the three months ended December 31, 2019 and 2018, we recorded compensation expense of $0.9 million and $1.2 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,000 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. During the three months ended December 31, 2019 and 2018, there were no restricted shares granted. During the three months ended December 31, 2019 and 2018, we recorded compensation expense of $0.1 million and less than $0.1 million, respectively related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2019
Assets:
Cash and cash equivalents	$120,966	$—	$—	$120,966
Other assets	—	7,205	—	7,205
Liabilities:
Deferred compensation	—	6,869	—	6,869
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2019.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three months ended December 31, 2019 (in thousands):

Lease Cost	Three months ended December 31, 2019

Operating lease cost	$628
Less: sublease income	(79)
Variable lease cost(1)	94
Short-term lease cost(2)	190
Total lease cost	$833

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space leases.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.8 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2019 (in thousands):

Operating Leases	December 31, 2019

Assets:
Operating lease assets, net	$6,213

Liabilities:
Current operating lease liabilities	2,247
Long-term operating lease liabilities	4,792
Total lease liabilities	$7,039

The following table provides the maturities of our operating lease liabilities as of December 31, 2019 (in thousands):

Operating Leases

Remainder of 2020	$1,811
2021	2,392
2022	2,131
2023	1,103
2024	85
Thereafter	—
Total future minimum lease payments	7,522
Less: present value discount (imputed interest)	(483)
Present value of lease liabilities	$7,039

The weighted average discount rate as of December 31, 2019 was 4.25%. The weighted average remaining lease term was 3.2 years at December 31, 2019.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2019	2018
Income (loss) before income taxes	$3,333	$(2,934)

Income tax provision (benefit)	558	(239)

Net income (loss)	$2,775	$(2,695)

Effective tax rate	17%	8%

Our income tax provision (benefit) reflects an effective tax rate on pre-tax results of 17% for the first quarter of Fiscal 2020 compared to 8% in the first quarter of Fiscal 2019. The effective tax rate for the three months ended December 31, 2019 was favorably impacted by the Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Conversely, losses recognized in Canada reserved with a valuation allowance negatively impacted the effective tax rate in the three months ended December 31, 2018. There were no material discrete items recognized in the first quarter of Fiscal 2020 or 2019.

Due to the expiration of certain federal statutes of limitations and voluntary filings, management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.9 million and would positively impact our effective tax rate. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

K. Subsequent Events
On February 4, 2020, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on March 18, 2020 to shareholders of record at the close of business on February 19, 2020.

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
Risk Factors Related to our Business and Industry

•	Our business is subject to the cyclical nature of the end markets that we serve. This has had, and may continue to have, an adverse effect on our future operating results.

•	Our industry is highly competitive.

•	Technological innovations by competitors may make existing products and production methods obsolete.

•	Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.

•	Quality problems with our products could harm our reputation and erode our competitive position.

•	Growth and product diversification through strategic acquisitions involves a number of risks.

•	The departure of key personnel could disrupt our business.

•	Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.

•	We are exposed to risks relating to the use of subcontractors on some of our projects.

•
Misconduct by our employees or subcontractors, or a failure to comply with laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.

•	Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.

•	Catastrophic events could disrupt our business.
Risk Factors Related to our Financial Condition and Markets

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings.

•	Revenues recognized over time from our fixed-price contracts could result in volatility in our results of operations.

•	Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.

•	Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.

•	Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.

•	Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.

•	We extend credit to customers in conjunction with our performance under fixed price contracts which subjects us to potential credit risks.

•	We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.

•	Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.

•
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.

•	A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.
Risk Factors Related to our Common Stock

•	Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.

•	There can be no assurance that we will declare or pay future dividends on our common stock.
Risk Factors Related to Legal and Regulatory Matters

•	Our operations could be adversely impacted by the effects of government regulations.

•	Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.

•	Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

•	Changes in and compliance with environmental laws could adversely impact our financial results.

•
Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

•	Significant developments arising from recent U.S. Government proposals concerning tariffs and other economic proposals could adversely impact our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2019. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission (SEC) on December 5, 2019 and is available on the SEC’s website at www.sec.gov.
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
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and highly correlated to the level of capital expenditures of our end user customers as well as prevailing global economic conditions. Substantial volatility in commodity prices in recent years has resulted in many of our industrial end user customers deferring, suspending or terminating capital expenditures, resulting in reduced volumes across the business.
More recently, the combination of a growing global economy and abundant sources of favorably priced natural gas feedstock are driving an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. We continue to see opportunities for natural gas related projects targeting growing global demand for cleaner burning fuels. Additionally, and in conjunction with growing global demand, projects within the domestic petrochemical sector are also benefiting from the low feedstock prices of natural gas.

Results of Operations
Quarter Ended December 31, 2019 Compared to the Quarter Ended December 31, 2018 (Unaudited)
Revenue and Gross Profit
Revenues increased by 23%, or $24.8 million, to $134.2 million in the first quarter of Fiscal 2020, primarily due to improved market conditions in our petrochemical and oil and gas markets over the past few quarters. Domestic revenues increased by 18%, or $16.2 million, to $106.1 million in the first quarter of Fiscal 2020. International revenues increased by 44%, or $8.6 million, to $28.0 million in the first quarter of Fiscal 2020, primarily driven by increased activity in our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets increased by 21%, or $10.4 million, to $60.0 million in the first quarter of Fiscal 2020 while petrochemical revenue increased by 54%, or $10.6 million, to $30.4 million in the first quarter of Fiscal 2020 driven by the strength across the core oil and gas and petrochemical end markets. Revenues from utility markets increased by 20%, or $3.8 million, to $23.0 million and traction market revenues increased by 67%, or $3.3 million, to $8.4 million in the first quarter of Fiscal 2020, primarily driven by our mix of projects. Revenue from all other markets combined decreased by $3.4 million to $12.4 million in the first quarter of Fiscal 2020.
Gross profit increased by 49%, or $7.2 million, to $21.8 million, for the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019. Gross profit as a percentage of revenues increased to 16% in the first quarter of Fiscal 2020, compared to 13% in the first quarter of Fiscal 2019 due to improved market conditions and efficiencies from increased volume in our domestic and international manufacturing facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 9%, or $1.4 million, to $17.3 million in the first quarter of Fiscal 2020, primarily due to increased personnel costs associated with increased project volume. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% during the first quarter of Fiscal 2020 compared to 15% in the first quarter of Fiscal 2019, primarily due to the increase in revenues and our continued focus on our cost structure.
Income Tax Provision/Benefit
We recorded an income tax provision of $0.6 million in the first quarter of Fiscal 2020, compared to an income tax benefit of $0.2 million in the first quarter of Fiscal 2019. The effective tax rate for the first quarter of Fiscal 2020 was 17%, compared to an effective tax rate of 8% in the first quarter of Fiscal 2019. For the three months ended December 31, 2019, the effective tax rate was favorably impacted by the R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance while the effective tax rate for the three months ended December 31, 2018 was negatively impacted by Canadian losses recognized that were fully reserved with a valuation allowance.
Net Income
In the first quarter of Fiscal 2020, net income of $2.8 million, or $0.24 per diluted share, improved from a net loss of $2.7 million, or $0.23 per diluted share, in the first quarter of Fiscal 2019, primarily due to improved market conditions and efficiencies from increased volume in our domestic and international manufacturing facilities.
Backlog
The order backlog at December 31, 2019 was $425.9 million, a slight increase from the $419.0 million at September 30, 2019 and a 32% increase over the $322.0 million backlog at December 31, 2018. New orders decreased by 20% in the first quarter of Fiscal 2020 to $137.4 million, compared to $172.4 million in the first quarter of Fiscal 2019, due to the timing of select orders awarded in the first quarter of Fiscal 2019.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers delayed some of their major capital investment projects. Our customers' decisions to continue to invest in projects in our key oil and gas and petrochemical markets have been influenced somewhat by the stabilization of commodity prices and the increased global demand for cleaner burning fuels. We believe this change in market sentiment over recent quarters had a favorable impact on our orders and backlog. Specific to natural gas, the business was awarded a substantial contract in January 2020 that will support the integrated electrical distribution requirements for a large industrial complex being built in the United States. This specific project will take over three years to design, manufacture, integrate, test and ship.
Our operating results have been impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. The increased orders in Fiscal 2018 and 2019 have led to improvement in revenues and operating results that we anticipate will continue throughout Fiscal 2020. We continue to focus on maintaining our cash position, improving efficiencies in production and investing in future business opportunities and research and development. We also continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structure with market conditions.

Liquidity and Capital Resources
As of December 31, 2019, current assets exceeded current liabilities by 2.1 times and our debt to total capitalization was 0.26%.
Cash, cash equivalents and short-term investments decreased to $121.0 million at December 31, 2019, compared to $124.7 million at September 30, 2019. Our increase in project volume typically requires cash to fund operations. We believe that our strong working capital position, available borrowings under our credit facility (U.S. Revolver) and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
Our U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit. As of December 31, 2019, there were no amounts borrowed under this facility, and letters of credit outstanding were $13.4 million. As of December 31, 2019, $61.6 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.8 million at December 31, 2019 related to outstanding industrial development revenue bonds. For further information regarding our debt, see Note E of Notes to Condensed Consolidated Financial Statements.
Approximately $21.8 million of our cash and cash equivalents at December 31, 2019 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $2.1 million during the three months ended December 31, 2019 and $9.1 million during the same period in Fiscal 2019. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to the receipt of a $6.6 million income tax refund during the three months ended December 31, 2018.
Investing Activities
Investing activities provided $3.7 million during the three months ended December 31, 2019 compared to $5.0 million during the same period in Fiscal 2019. The decrease in cash provided by investing activities in Fiscal 2020 was primarily due to an increase in the purchases of plant, property and equipment to $2.4 million in Fiscal 2020 and is primarily related to our increase in project activity.
Financing Activities
Net cash used in financing activities was $4.0 million during the three months ended December 31, 2019 and $4.1 million during the same period in Fiscal 2019, which primarily consisted of approximately $3.0 million of dividends paid in each period.
New Accounting Standards
See Note A of Notes to Condensed Consolidated Financial Statements included in this report for information on new accounting standards.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

Effective October 1, 2019, we adopted the new lease accounting standard which resulted in changes to our lease policy. See Note I of Notes to Condensed Consolidated Financial Statements for information on the new lease accounting guidance and related disclosures. There have been no other material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquid natural gas terminals, as well as petrochemical, electric utility and light traction power. Occasionally, we may have a contract directly with the engineering, procurement and construction (EPC) firm, which may increase our exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2019, our realized foreign exchange loss was $0.3 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $22.2 million as of December 31, 2019, a decrease of $2.4 million compared to September 30, 2019. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
Changes in Internal Control over Financial Reporting
Effective October 1, 2019, we adopted the new lease standard which resulted in certain updates to our internal control processes during the quarter ended December 31, 2019. See Note I of Notes to Condensed Consolidated Financial Statements for more information. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 5, 2020	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2020	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)