Form 10-Q
period 2020-03-31
POWELL INDUSTRIES INC
filed 2020-05-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 4, 2020, there were 11,614,013 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$120,571	$118,639
Short-term investments	—	6,042
Accounts receivable, less allowance for doubtful accounts of $300 and $301	90,495	112,093
Contract assets	61,336	55,374
Inventories	31,136	29,202
Income taxes receivable	105	233
Prepaid expenses	2,315	4,335
Other current assets	1,774	2,650
Total Current Assets	307,732	328,568
Property, plant and equipment, net	115,192	120,812
Operating lease assets, net	5,606	—
Goodwill and intangible assets, net	1,249	1,337
Deferred income taxes	4,411	5,117
Other assets	12,407	11,577
Total Assets	$446,597	$467,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	44,106	51,180
Contract liabilities	57,821	71,464
Accrued compensation and benefits	15,402	20,182
Accrued product warranty	3,276	2,946
Current operating lease liabilities	2,062	—
Income taxes payable	912	913
Other current liabilities	9,017	10,811
Total Current Liabilities	132,996	157,896
Long-term debt, net of current maturities	400	800
Deferred compensation	5,653	6,447
Long-term operating lease liabilities	4,229	—
Other long-term liabilities	3,188	3,115
Total Liabilities	146,466	168,258
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,420,031 and 12,372,766 shares issued, respectively	124	124
Additional paid-in capital	60,492	59,153
Retained earnings	293,590	289,422
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(29,076)	(24,547)
Total Stockholders' Equity	300,131	299,153
Total Liabilities and Stockholders' Equity	$446,597	$467,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Revenues	$151,570	$123,737	$285,720	$233,088
Cost of goods sold	121,885	103,662	234,209	198,382
Gross profit	29,685	20,075	51,511	34,706

Selling, general and administrative expenses	18,573	17,195	35,861	33,123
Research and development expenses	1,783	1,663	3,258	3,357
Amortization of intangible assets	44	44	88	88
Operating income (loss)	9,285	1,173	12,304	(1,862)

Interest expense	60	55	127	111
Interest income	(330)	(245)	(711)	(402)
Income (loss) before income taxes	9,555	1,363	12,888	(1,571)

Income tax provision	2,134	405	2,692	166

Net income (loss)	$7,421	$958	$10,196	$(1,737)

Earnings (loss) per share:
Basic	$0.64	$0.08	$0.88	$(0.15)
Diluted	$0.64	$0.08	$0.87	$(0.15)

Weighted average shares:
Basic	11,621	11,570	11,617	11,560
Diluted	11,681	11,632	11,673	11,560

Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net income (loss)	$7,421	$958	$10,196	$(1,737)
Foreign currency translation adjustments	(6,916)	1,720	(4,529)	(2,368)
Comprehensive income (loss)	$505	$2,678	$5,667	$(4,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustments	—	—	—	—	—	—	2,387	2,387
Stock-based compensation	30	—	982	—	—	—	—	982
Shares withheld in lieu of employee tax withholding	—	—	(611)	—	—	—	—	(611)
Dividends paid	—	—	—	(3,013)	—	—	—	(3,013)
Balance, December 31, 2019	12,403	$124	$59,524	$289,184	(806)	$(24,999)	$(22,160)	$301,673
Net income	—	—	—	7,421	—	—	—	7,421
Foreign currency translation adjustments	—	—	—	—	—	—	(6,916)	(6,916)
Stock-based compensation	—	—	968	—	—	—	—	968
Issuance of restricted stock	17	—	—	—	—	—	—	—
Dividends paid	—	—	—	(3,015)	—	—	—	(3,015)
Balance, March 31, 2020	12,420	$124	$60,492	$293,590	(806)	$(24,999)	$(29,076)	$300,131

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net loss	—	—	—	(2,695)	—	—	—	(2,695)
Foreign currency translation adjustments	—	—	—	—	—	—	(4,088)	(4,088)
Stock-based compensation	41	—	1,220	—	—	—	—	1,220
Shares withheld in lieu of employee tax withholding	—	—	(731)	—	—	—	—	(731)
Dividends paid	—	—	—	(2,992)	—	—	—	(2,992)
Balance, December 31, 2018	12,322	$123	$57,258	$285,843	(806)	$(24,999)	$(25,867)	$292,358
Net income	—	—	—	958	—	—	—	958
Foreign currency translation adjustments	—	—	—	—	—	—	1,720	1,720
Stock-based compensation	17	1	669	—	—	—	—	670
Shares withheld in lieu of employee tax withholding	—	—	(416)	—	—	—	—	(416)
Issuance of restricted stock	14	—	—	—	—	—	—	—
Dividends paid	—	—	—	(2,996)	—	—	—	(2,996)
Balance, March 31, 2019	12,353	$124	$57,511	$283,805	(806)	$(24,999)	$(24,147)	$292,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2020	2019
Operating Activities:
Net income (loss)	$10,196	$(1,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,241	6,460
Stock-based compensation	1,950	1,890
Bad debt expense	51	101
Deferred income taxes	706	(346)
Changes in operating assets and liabilities:
Accounts receivable, net	20,446	12,716
Contract assets and liabilities, net	(19,614)	19,663
Inventories	(2,095)	(3,452)
Income taxes	127	6,198
Prepaid expenses and other current assets	2,847	61
Accounts payable	(5,602)	(7,080)
Accrued liabilities	(5,163)	(7,640)
Other, net	(1,672)	(787)
Net cash provided by operating activities	7,418	26,047
Investing Activities:
Purchases of short-term investments	—	(5,869)
Maturities of short-term investments	6,146	13,088
Purchases of property, plant and equipment, net	(3,469)	(1,963)
Net cash provided by investing activities	2,677	5,256
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(611)	(1,147)
Dividends paid	(6,028)	(5,988)
Net cash used in financing activities	(7,039)	(7,535)
Net increase in cash, cash equivalents and restricted cash	3,056	23,768
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,124)	(491)
Cash, cash equivalents and restricted cash at beginning of period	118,639	61,725
Cash, cash equivalents and restricted cash at end of period	$120,571	$85,002

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$7,421	$958	$10,196	$(1,737)
Denominator:
Weighted average basic shares	11,621	11,570	11,617	11,560
Dilutive effect of restricted stock units	60	62	56	—
Weighted average diluted shares	11,681	11,632	11,673	11,560
Income (loss) per share:
Basic	$0.64	$0.08	$0.88	$(0.15)
Diluted	$0.64	$0.08	$0.87	$(0.15)

For the six months ended March 31, 2019, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Balance at beginning of period	$346	$139	$301	$157
Bad debt expense	9	74	51	101
Uncollectible accounts written off, net of recoveries	(45)	(2)	(55)	(44)
Change due to foreign currency translation	(10)	3	3	—
Balance at end of period	$300	$214	$300	$214

Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2020	September 30, 2019
Raw materials, parts and sub-assemblies, net	$30,512	$28,102
Work-in-progress	624	1,100
Total inventories	$31,136	$29,202

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Balance at beginning of period	$3,162	$2,732	$2,946	$2,604
Increase in warranty expense	784	881	1,627	1,627
Deduction for warranty charges	(670)	(634)	(1,315)	(1,238)
Change due to foreign currency translation	—	7	18	(7)
Balance at end of period	$3,276	$2,986	$3,276	$2,986

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 96% of total revenues for the three and six months ended March 31, 2020 and 93% of total revenues for the three and six months ended March 31, 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 4% of total revenues for the three and six months ended March 31, 2020 and 7% of total revenues for the three and six months ended March 31, 2019.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right but work has not been performed. As of March 31, 2020, we had backlog of $566.4 million, of which approximately $342.9 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2020 and 2019, our operating results were positively impacted by $9.0 million and $4.3 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.

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
Contract assets and liabilities as of March 31, 2020 and September 30, 2019 are summarized below (in thousands):

	March 31, 2020	September 30, 2019
Contract assets	$61,336	$55,374
Contract liabilities	(57,821)	(71,464)
Net contract asset (liability)	$3,515	$(16,090)
The increase in net contract asset at March 31, 2020 from September 30, 2019 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three and six months ended March 31, 2020, we recognized revenue of approximately $50.8 million and $65.0 million related to contract liabilities outstanding at September 30, 2019.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of March 31, 2020 and September 30, 2019, accounts receivable included retention amounts of $6.0 million and $5.6 million, respectively. Of the retained amount at March 31, 2020, $3.7 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $2.3 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the six months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
United States	$121,432	$102,406	$228,510	$192,304
Canada	15,407	15,094	29,861	24,809
Europe, Middle East and Africa	8,816	5,508	18,982	10,949
Asia/Pacific	5,456	729	7,142	4,473
Mexico, Central and South America	459	—	1,225	553
Total revenues by geographic destination	$151,570	$123,737	$285,720	$233,088

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Oil and gas	$51,954	$56,022	$111,948	$105,598
Petrochemical	47,337	22,523	77,763	42,301
Electric utility	24,255	20,383	47,270	39,641
Traction power	13,944	6,025	22,295	11,034
All others	14,080	18,784	26,444	34,514
Total revenues by market sector	$151,570	$123,737	$285,720	$233,088

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
Industrial development revenue bonds	$800	$1,200
Less: current portion	(400)	(400)
Total long-term debt	$400	$800
U.S. Revolver
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the " "U.S. Revolver"), which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 2024. As of March 31, 2020, there were no amounts borrowed under this facility and letters of credit outstanding were $35.1 million. There was $39.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2020.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of March 31, 2020, we were in compliance with all of the financial covenants of the U.S. Revolver.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at March 31, 2020. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 5.08% as of March 31, 2020 and subsequently declined to 0.57% as of April 30, 2020.

F. Commitments and Contingencies
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $35.1 million as of March 31, 2020. We also had surety bonds totaling $162.8 million that were outstanding, with additional bonding capacity of $587.2 million available, at March 31, 2020.
We have an $11.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2020, we had outstanding guarantees totaling $3.1 million and amounts available under this Facility Agreement were $8.0 million. The Facility Agreement expires in May 2020 and provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of March 31, 2020, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance and is a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At March 31, 2020, there were 154,200 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2020 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2019	131,850	$33.76
Granted	70,000	38.57
Vested	(46,900)	35.65
Forfeited/canceled	(750)	33.16
Outstanding at March 31, 2020	154,200	35.37

During the six months ended March 31, 2020 and 2019, we recorded compensation expense of $1.5 million and $1.6 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2020, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Director Plan at a price of $36.25 per share. During the six months ended March 31, 2020 and 2019, we recorded compensation expense of $0.4 million and $0.3 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2020
Assets:
Cash and cash equivalents	$120,571	$—	$—	$120,571
Other assets	—	6,143	—	6,143
Liabilities:
Deferred compensation	—	5,484	—	5,484
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2020.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three months ended March 31, 2020 (in thousands):

Lease Cost	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost	$580	$1,208
Less: sublease income	(158)	(237)
Variable lease cost(1)	84	178
Short-term lease cost(2)	159	349
Total lease cost	$665	$1,498

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space leases.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.7 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2020 (in thousands):

Operating Leases	March 31, 2020
Assets:
Operating lease assets, net	$5,606

Liabilities:
Current operating lease liabilities	2,062
Long-term operating lease liabilities	4,229
Total lease liabilities	$6,291

The following table provides the maturities of our operating lease liabilities as of March 31, 2020 (in thousands):

Operating Leases
Remainder of 2020	$1,260
2021	2,290
2022	2,018
2023	1,027
2024	85
Thereafter	—
Total future minimum lease payments	6,680
Less: present value discount (imputed interest)	(389)
Present value of lease liabilities	$6,291

The weighted average discount rate as of March 31, 2020 was 4.25%. The weighted average remaining lease term was 2.9 years at March 31, 2020.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Income (loss) before income taxes	$9,555	$1,363	$12,888	$(1,571)

Income tax provision	2,134	405	2,692	166

Net income (loss)	$7,421	$958	$10,196	$(1,737)

Effective tax rate	22%	30%	21%	(11)%

Our income tax provision reflects an effective tax rate on pre-tax income of 22% for the second quarter of Fiscal 2020 compared to 30% in the second quarter of Fiscal 2019. The effective tax rate for the quarter ended March 31, 2020 approximated the U.S. federal statutory rate as the tax benefits related to the Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance were partially offset by a discrete item recorded in the second quarter of Fiscal 2020 in the amount of $0.5 million. This discrete item was related to the establishment of a valuation allowance against the deferred tax assets in the United Kingdom (UK) as discussed below. For the second quarter of Fiscal 2019, the effective tax rate was negatively impacted by Canadian tax losses that were reserved with a valuation allowance.

The effective tax rate of 21% for the six months ended March 31, 2020 was favorably impacted by the R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Conversely, we recorded a valuation allowance against our UK deferred tax assets as a discrete item during the second quarter of Fiscal 2020 that negatively impacted the effective tax rate for the six months ended March 31, 2020. For the six months ended March 31, 2019, the effective tax rate of negative 11% was adversely impacted by the losses recognized in Canada reserved with a valuation allowance. There were no material discrete items recognized in the first six months of Fiscal 2019.

During our assessment of deferred income taxes, in the second quarter of Fiscal 2020, we recorded a valuation allowance of $0.5 million against our UK net deferred tax assets. In assessing the realizability of net deferred tax assets, we determined it was more-likely-than-not that the net deferred tax assets may not be realized based upon recent UK tax losses and anticipated results in the near term. Estimates may change as new events occur, estimates of future taxable income are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance.

Due to the expiration of certain federal statutes of limitations and voluntary filings, management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.7 million and would positively impact our effective tax rate. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.

K. Subsequent Events

Quarterly Dividend Declared
On May 5, 2020, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on June 17, 2020 to shareholders of record at the close of business on May 20, 2020.

Impact of the COVID-19 Pandemic and Oil Price Volatility on Powell
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption across the globe during Fiscal 2020. In addition, there have recently been significant reductions in oil and gas demand and steep declines in oil prices. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand and steep declines in oil prices. We continue to monitor and work with our suppliers who have been impacted by this pandemic to ensure we are able to meet our customer commitments. We also have reviewed and will continue to review our contracts with our suppliers, and we may need to make adjustments accordingly. From an operations standpoint, although our facilities are located in areas that have been or continue to be subject to stay-at-home orders, we have not closed any of our facilities for an extended amount of time and have continued to operate as an "essential business" under these orders across all of our locations. We continue to take the necessary steps to promote social distancing and enhanced cleaning efforts in our offices and facilities in an effort to keep our employees, customers and vendors safe. We are also exploring the use of technology across our operations to further enhance social distancing and improve safety. These safety precautions may have an adverse impact on our efficiency and productivity going forward.
As a result of the circumstances noted above, we anticipate a decrease in commercial activity which will negatively impact our business, results of operations and cash flows going forward. We have and may need to continue to adjust our workforce and labor costs to correspond to the reduced customer demand. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments. However, the extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the magnitude of the impact on our business, results of operations and cash flows is not currently known.
Due to the circumstances noted above, we made a reduction in our workforce across the business in early May which will result in severance and restructuring costs of less than $1 million. We may have to make additional adjustments to our workforce and labor costs in response to further changes to customer demand.

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

•
Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic), acts of war and terrorism, among others, could disrupt our business. (See Part II - Other Information Item 1A. Risk Factors below.)

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
Beginning in late Fiscal 2018, the combination of a growing global economy and abundant sources of favorably priced natural gas feedstock are driving an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. We have seen opportunities for natural gas related projects targeting global demand for cleaner burning fuels. Additionally, projects within the domestic petrochemical sector have benefited from the low feedstock prices of natural gas.
Impact of the COVID-19 Pandemic and Oil Price Volatility on Powell
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption across the globe during Fiscal 2020. In addition, there have recently been significant reductions in oil and gas demand and steep declines in oil prices. We have continued to operate as an "essential business" across all of our locations. As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and the steep decline in oil prices may have on our business, results of operations and cash flows going forward. Our results of operations for the six months ended March 31, 2020 were not impacted by the COVID-19 and reductions in oil and gas demand noted above.

Results of Operations
Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019 (Unaudited)
Revenue and Gross Profit
Revenues increased by 22%, or $27.8 million, to $151.6 million in the second quarter of Fiscal 2020, primarily due to improved market conditions in our petrochemical and oil and gas markets beginning in late Fiscal 2018. Domestic revenues increased by 24%, or $23.5 million, to $120.9 million in the second quarter of Fiscal 2020. International revenues increased by 16%, or $4.3 million, to $30.7 million in the second quarter of Fiscal 2020, primarily driven by increased activity in our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets decreased by 7%, or $4.1 million, to $52.0 million in the second quarter of Fiscal 2020 while petrochemical revenue increased by 110%, or $24.8 million, to $47.3 million in the second quarter of Fiscal 2020 driven by the previous strength across the core oil and gas and petrochemical end markets when these projects were awarded in Fiscal

2018 and 2019. The petrochemical sector has benefited from lower natural gas prices. Revenue from utility markets increased by 19%, or $3.9 million, to $24.3 million and traction market revenue increased by 131%, or $7.9 million, to $13.9 million in the second quarter of Fiscal 2020, primarily driven by our mix of projects. Revenue from all other markets combined decreased by $4.7 million to $14.1 million in the second quarter of Fiscal 2020.
Gross profit increased by 48%, or $9.6 million, to $29.7 million, for the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019. Gross profit as a percentage of revenues increased to 20% in the second quarter of Fiscal 2020, compared to 16% in the second quarter of Fiscal 2019 due to strong prior period market conditions, cost efficiencies and increased volume in our domestic and international manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $1.4 million, to $18.6 million in the second quarter of Fiscal 2020, primarily due to increased personnel costs and variable incentive compensation associated with increased project volume and profitability. Selling, general and administrative expenses, as a percentage of revenues, decreased to 12% during the second quarter of Fiscal 2020 compared to 14% in the second quarter of Fiscal 2019, primarily due to the increase in revenues and our continued focus on our cost structure.
Income Tax Provision
We recorded an income tax provision of $2.1 million in the second quarter of Fiscal 2020, compared to an income tax provision of $0.4 million in the second quarter of Fiscal 2019. The effective tax rate for the second quarter of Fiscal 2020 was 22%, compared to an effective tax rate of 30% in the second quarter of Fiscal 2019. For the three months ended March 31, 2020, the effective tax rate was favorably impacted by the Research and Development (R&D) Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance and negatively impacted by a discrete item related to the establishment of a valuation allowance against the UK deferred tax assets. The effective tax rate for the three months ended March 31, 2019 was negatively impacted by Canadian losses recognized that were fully reserved with a valuation allowance.
Net Income
In the second quarter of Fiscal 2020, net income of $7.4 million, or $0.64 per diluted share, improved from net income of $1.0 million, or $0.08 per diluted share, in the second quarter of Fiscal 2019, primarily due to improved market conditions coming into Fiscal 2020 and efficiencies from increased volume in our domestic and Canadian manufacturing facilities.
Backlog
The order backlog at March 31, 2020 was $566.4 million, an increase of 33% from $425.9 million at December 31, 2019 and a 43% increase over the $397.2 million backlog at March 31, 2019. New orders increased by 53% in the second quarter of Fiscal 2020 to $300.7 million, compared to $196.7 million in the second quarter of Fiscal 2019, as the business was awarded a substantial contract in January 2020 that will support the integrated electrical distribution requirements for a large industrial complex being built in the United States. This specific project will take over three years to design, manufacture, integrate, test and ship.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019 (Unaudited)
Revenue and Gross Profit
Revenues increased by 23%, or $52.6 million, to $285.7 million in the six months ended March 31, 2020, primarily due to improved market conditions in our petrochemical and oil and gas markets beginning in late Fiscal 2018. Domestic revenues increased by 21%, or $39.8 million, to $227.0 million in the six months ended March 31, 2020. International revenues increased by 28%, or $12.9 million, to $58.7 million in the six months ended March 31, 2020, primarily driven by increased activity in our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets increased by 6%, or $6.3 million, to $111.9 million in the six months ended March 31, 2020 while petrochemical revenue increased by 84%, or $35.5 million, to $77.8 million in the six months ended March 31, 2020 driven by the previous strength across the core oil and gas and petrochemical end markets when these projects were awarded in Fiscal 2018 and 2019. Revenue from utility markets increased by 19%, or $7.6 million, to $47.3 million and traction market revenue increased by 102%, or $11.3 million, to $22.3 million in the six months ended March 31, 2020, primarily driven by our mix of projects. Revenue from all other markets combined decreased by $8.1 million to $26.4 million in the six months ended March 31, 2020.

Gross profit increased by 48%, or $16.8 million, to $51.5 million, for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. Gross profit as a percentage of revenues increased to 18% in the six months ended March 31, 2020, compared to 15% in the six months ended March 31, 2019 due to strong prior period market conditions, cost efficiencies and increased volume in our domestic and international manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $2.7 million, to $35.9 million in the six months ended March 31, 2020, primarily due to increased personnel costs and variable incentive compensation associated with increased project volume and profitability. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% during the six months ended March 31, 2020, compared to 14% during the six months ended March 31, 2019, primarily due to the increase in revenues and our continued focus on our cost structure.
Income Tax Provision
We recorded an income tax provision of $2.7 million in the six months ended March 31, 2020, compared to an income tax provision of $0.2 million in the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 was 21%, compared to an effective tax rate of negative 11% for the six months ended March 31, 2019. For the six months ended March 31, 2020, the effective tax rate was favorably impacted by the R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance and negatively impacted by a discrete item related to the establishment of a valuation allowance against the UK deferred tax assets. The effective tax rate for the six months ended March 31, 2019 was adversely impacted by Canadian losses recognized that were fully reserved with a valuation allowance.
Net Income
In the six months ended March 31, 2020, net income of $10.2 million, or $0.87 per diluted share, improved from a net loss of $1.7 million, or $0.15 loss per diluted share, in the six months ended March 31, 2019.
Backlog
The order backlog at March 31, 2020 was $566.4 million, a 35% increase from the $419.0 million at September 30, 2019. New orders increased by 19% during the six months ended March 31, 2020 to $438.1 million, compared to $369.1 million in the six months ended March 31, 2019, due to the timing of select orders awarded in the six months ended March 31, 2020, as the business was awarded a substantial contract in January 2020 that will support the integrated electrical distribution requirements for a large industrial complex being built in the United States. This specific project will take over three years to design, manufacture, integrate, test and ship.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers delayed some of their major capital investment projects. Beginning in late Fiscal 2018, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced somewhat by the stabilization of commodity prices and the increased global demand for cleaner burning fuels during that period of time. We believe that change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020, although recent declines in oil prices may negatively impact our business going forward, as discussed in more detail below. Specific to natural gas, the business was awarded a substantial contract in January 2020 that will support the integrated electrical distribution requirements for a large industrial complex being built in the United States. This specific project will take over three years to design, manufacture, integrate, test and ship.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. The increased orders in Fiscal 2018 and 2019 have led to improvement in revenues and operating results for the first six months of Fiscal 2020. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structure and workforce with these changing market conditions.
The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption across the globe during Fiscal 2020. In addition, there have recently been significant reductions in oil and gas demand and steep declines in oil prices. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand and steep declines in oil prices. We continue to monitor and work with our suppliers who have been impacted by this pandemic to ensure we are able to meet our customer commitments. We also have reviewed and will continue to review our contracts with our suppliers, and we may need to make adjustments accordingly. From an operations standpoint, although our facilities are located in areas that have been or continue to be subject to stay-at-home orders, we have not closed any of our facilities for an extended amount of time and have continued to operate as an "essential business" under these orders across all of our locations. We continue to take the necessary steps to promote social distancing and enhanced cleaning efforts in our offices and facilities in an effort to keep our employees, customers and vendors safe. We are also exploring the use of technology across our operations to further enhance social distancing and improve safety. These safety precautions may have an adverse impact on our efficiency and productivity going forward.
As a result of the circumstances noted above, we anticipate a decrease in commercial activity which will negatively impact our business, results of operations and cash flows going forward. We have and may need to continue to adjust our workforce and labor costs to correspond to the reduced customer demand. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments. However, the extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the magnitude of the impact on our business, results of operations and cash flows is not currently known.

Liquidity and Capital Resources
As of March 31, 2020, current assets exceeded current liabilities by 2.3 times and our debt to total capitalization was 0.27%.
Cash, cash equivalents and short-term investments decreased to $120.6 million at March 31, 2020, compared to $124.7 million at September 30, 2019. Our increase in project volume typically requires cash to fund operations. We believe that our strong working capital position, available borrowings under our credit facility (U.S. Revolver) and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
Our U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit. As of March 31, 2020, there were no amounts borrowed under this facility, and letters of credit outstanding were $35.1 million. As of March 31, 2020, $39.9 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.8 million at March 31, 2020 related to outstanding industrial development revenue bonds. For further information regarding our debt, see Note E of Notes to Condensed Consolidated Financial Statements.
Approximately $20.8 million of our cash and cash equivalents at March 31, 2020 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

Operating Activities
Operating activities provided net cash of $7.4 million during the six months ended March 31, 2020 and $26.0 million during the same period in Fiscal 2019. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to the timing of project billings and the receipt of a $6.6 million income tax refund during the six months ended March 31, 2019.
Investing Activities
Investing activities provided $2.7 million during the six months ended March 31, 2020 compared to $5.3 million during the same period in Fiscal 2019. The decrease in cash provided by investing activities in the first six months of in Fiscal 2020 was primarily due to an increase of $1.5 million in the purchases of plant, property and equipment in the first six months of Fiscal 2020 and is primarily related to our increase in project activity.
Financing Activities
Net cash used in financing activities was $7.0 million during the six months ended March 31, 2020 and $7.5 million during the same period in Fiscal 2019, which primarily consisted of approximately $6.0 million of dividends paid in each period.
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
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquefied natural gas terminals, as well as petrochemical, electric utility and light traction power. Occasionally, our customer may be an engineering, procurement and construction firm (EPC) which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2020, our realized foreign exchange loss was $0.3 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $29.1 million as of March 31, 2020, an increase of $4.5 million compared to September 30, 2019. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 1A. Risk Factors
Except as discussed below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the "Annual Report"), filed on December 5, 2019. Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in the Annual Report. We previously disclosed in our Annual Report a risk factor with the heading, “Catastrophic events could disrupt our business.” The following supplements and updates this risk factor previously disclosed in our Annual Report.

Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic), acts of war and terrorism, among others, could disrupt our business.
The occurrence of catastrophic events, ranging from natural disasters to health epidemics (including the COVID-19 pandemic), to acts of war and terrorism, among others, could disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays and/or cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.
For example, the global spread of COVID-19 has created significant volatility, uncertainty and economic disruption across the globe in Fiscal 2020. It is difficult to predict the economic impact that the COVID-19 pandemic may have on our business, results of operations and cash flows going forward. For example, certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand and steep declines in oil prices. These delays may have a negative effect on the timing of revenue recognition and cash flow. Any delays in the supply of material or labor, could negatively impact our production schedule and delay the completion of certain projects. The extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors, as well as other related business impacts resulting from COVID-19, could contribute to the risks and uncertainties described in our Annual Report. As a result, the magnitude of the impact on our business, results of operations and cash flows is not currently known.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 6, 2020	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)