Form 10-Q
period 2020-06-30
POWELL INDUSTRIES INC
filed 2020-08-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-12488

Powell Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0106100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8550 Mosley Road
Houston
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 3, 2020, there were 11,614,613 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2020	September 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$156,026	$118,639
Short-term investments	7,330	6,042
Accounts receivable, less allowance for doubtful accounts of $434 and $301	97,144	112,093
Contract assets	51,723	55,374
Inventories	31,663	29,202
Income taxes receivable	373	233
Prepaid expenses	4,009	4,335
Other current assets	1,883	2,650
Total Current Assets	350,151	328,568
Property, plant and equipment, net	114,826	120,812
Operating lease assets, net	5,542	—
Goodwill and intangible assets, net	1,205	1,337
Deferred income taxes	3,477	5,117
Other assets	11,997	11,577
Total Assets	$487,198	$467,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	38,512	51,180
Contract liabilities	97,969	71,464
Accrued compensation and benefits	18,618	20,182
Accrued product warranty	3,011	2,946
Current operating lease liabilities	2,306	—
Income taxes payable	425	913
Other current liabilities	9,258	10,811
Total Current Liabilities	170,499	157,896
Long-term debt, net of current maturities	400	800
Deferred compensation	6,524	6,447
Long-term operating lease liabilities	3,870	—
Other long-term liabilities	2,334	3,115
Total Liabilities	183,627	168,258
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.01; 30,000,000 shares authorized; 12,420,631 and 12,372,766 shares issued, respectively	124	124
Additional paid-in capital	60,927	59,153
Retained earnings	294,052	289,422
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,533)	(24,547)
Total Stockholders' Equity	303,571	299,153
Total Liabilities and Stockholders' Equity	$487,198	$467,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenues	$118,062	$135,588	$403,781	$368,676
Cost of goods sold	96,718	111,873	330,926	310,255
Gross profit	21,344	23,715	72,855	58,421

Selling, general and administrative expenses	15,511	17,117	51,372	50,240
Research and development expenses	1,605	1,631	4,863	4,988
Amortization of intangible assets	44	44	132	132
Insurance proceeds	—	(950)	—	(950)
Restructuring and other, net	1,400	233	1,400	233
Operating income	2,784	5,640	15,088	3,778

Interest expense	52	59	179	170
Interest income	(190)	(305)	(901)	(707)
Income before income taxes	2,922	5,886	15,810	4,315

Income tax provision (benefit)	(559)	797	2,133	963

Net income	$3,481	$5,089	$13,677	$3,352

Earnings per share:
Basic	$0.30	$0.44	$1.18	$0.29
Diluted	$0.30	$0.44	$1.17	$0.29

Weighted average shares:
Basic	11,631	11,579	11,622	11,567
Diluted	11,698	11,603	11,686	11,589

Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net income	$3,481	$5,089	$13,677	$3,352
Foreign currency translation adjustments	2,543	952	(1,986)	(1,416)
Comprehensive income	$6,024	$6,041	$11,691	$1,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustments	—	—	—	—	—	—	2,387	2,387
Stock-based compensation	30	—	982	—	—	—	—	982
Shares withheld in lieu of employee tax withholding	—	—	(611)	—	—	—	—	(611)
Dividends paid	—	—	—	(3,013)	—	—	—	(3,013)
Balance, December 31, 2019	12,403	$124	$59,524	$289,184	(806)	$(24,999)	$(22,160)	$301,673
Net income	—	—	—	7,421	—	—	—	7,421
Foreign currency translation adjustments	—	—	—	—	—	—	(6,916)	(6,916)
Stock-based compensation	—	—	968	—	—	—	—	968
Issuance of restricted stock	17	—	—	—	—	—	—	—
Dividends paid	—	—	—	(3,015)	—	—	—	(3,015)
Balance, March 31, 2020	12,420	$124	$60,492	$293,590	(806)	$(24,999)	$(29,076)	$300,131
Net income	—	—	—	3,481	—	—	—	3,481
Foreign currency translation adjustments	—	—	—	—	—	—	2,543	2,543
Stock-based compensation	1	—	441	—	—	—	—	441
Shares withheld in lieu of employee tax withholding	—	—	(6)	—	—	—	—	(6)
Dividends paid	—	—	—	(3,019)	—	—	—	(3,019)
Balance, June 30, 2020	12,421	$124	$60,927	$294,052	(806)	$(24,999)	$(26,533)	$303,571

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2020	2019
Operating Activities:
Net income	$13,677	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,878	9,408
Stock-based compensation	2,391	2,220
Bad debt expense	187	126
Deferred income taxes	1,640	(1,023)
Changes in operating assets and liabilities:
Accounts receivable, net	14,268	(16,350)
Contract assets and liabilities, net	30,150	42,954
Inventories	(2,534)	(8,202)
Income taxes	(628)	6,439
Prepaid expenses and other current assets	1,071	(1,330)
Accounts payable	(11,264)	(2,174)
Accrued liabilities	(2,305)	(3,051)
Other, net	(1,131)	1,566
Net cash provided by operating activities	53,400	33,935
Investing Activities:
Purchases of short-term investments	(7,330)	(5,869)
Maturities of short-term investments	6,146	13,088
Purchases of property, plant and equipment, net	(4,274)	(3,210)
Net cash provided by (used in) investing activities	(5,458)	4,009
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(617)	(1,151)
Dividends paid	(9,047)	(8,991)
Net cash used in financing activities	(10,064)	(10,542)
Net increase in cash, cash equivalents and restricted cash	37,878	27,402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(491)	(542)
Cash, cash equivalents and restricted cash at beginning of period	118,639	61,725
Cash, cash equivalents and restricted cash at end of period	$156,026	$88,585

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
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The spread of COVID-19 has created significant uncertainty and economic disruption across the world during the second half of Fiscal 2020. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
From an operations standpoint, although our facilities are located in areas that have been or continue to be subject to stay-at-home orders, we have not closed any of our facilities for an extended amount of time and have continued to operate as an "essential business" under these orders across all of our locations. We continue to take the necessary steps to ensure the safety of our employees, customers and vendors. These steps include, among others, promoting increased social distancing practices and enhanced cleaning efforts in our offices and facilities. We are also using technology across our operations to further enhance social distancing and improve safety. These increased safety precautions may have an adverse impact on our efficiency and productivity going forward.
As a result of the circumstances noted above, we anticipate that a decrease in commercial activity will negatively impact our business, results of operations and cash flows going forward. We have and may need to continue to adjust our workforce and labor costs to correspond to the reduced customer demand. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments. However, the extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related governmental orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the magnitude of the impact on our business, results of operations and cash flows is not currently known.
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
In June 2016, the Financial Accounting Standards Board (FASB) issued a new topic on measurement of credit losses. The topic introduces an impairment model known as the current expected credit loss (CECL) model that is based on an expected loss methodology rather than an incurred loss methodology for financial instruments. Under the new topic, an entity recognizes as an allowance its estimate of expected credit losses with the intention of improving financial reporting by requiring timelier recognition of such losses. Enhanced disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management's estimate of expected credit losses and the reasons for those changes, will be required upon adoption. The new topic is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This would be our fiscal year ending September 30, 2021. We are still evaluating the impact this new topic will have on our consolidated financial statements.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$3,481	$5,089	$13,677	$3,352
Denominator:
Weighted average basic shares	11,631	11,579	11,622	11,567
Dilutive effect of restricted stock units	67	24	64	22
Weighted average diluted shares	11,698	11,603	11,686	11,589
Income per share:
Basic	$0.30	$0.44	$1.18	$0.29
Diluted	$0.30	$0.44	$1.17	$0.29

C. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$300	$214	$301	$157
Bad debt expense	136	25	187	126
Uncollectible accounts written off, net of recoveries	(2)	(31)	(57)	(74)
Change due to foreign currency translation	—	(3)	3	(4)
Balance at end of period	$434	$205	$434	$205

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2020	September 30, 2019
Raw materials, parts and sub-assemblies, net	$30,481	$28,102
Work-in-progress	1,182	1,100
Total inventories	$31,663	$29,202

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$3,276	$2,986	$2,946	$2,604
Increase in warranty expense	276	945	1,904	2,572
Deduction for warranty charges	(555)	(754)	(1,826)	(1,992)
Change due to foreign currency translation	14	3	(13)	(4)
Balance at end of period	$3,011	$3,180	$3,011	$3,180

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% of total revenues for the three and nine months ended June 30, 2020 and 93% of total revenues for the three and nine months ended June 30, 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% of total revenues for the three and nine months ended June 30, 2020 and 7% of total revenues for the three and nine months ended June 30, 2019.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right but work has not been performed. As of June 30, 2020, we had backlog of $532.2 million, of which approximately $342.4 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2020 and 2019, our operating results were positively impacted by $10.8 million and $4.3 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates spread across the entire portfolio with no significant changes in a single contract and resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.

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
Contract assets and liabilities as of June 30, 2020 and September 30, 2019 are summarized below (in thousands):

	June 30, 2020	September 30, 2019
Contract assets	$51,723	$55,374
Contract liabilities	(97,969)	(71,464)
Net contract liability	$(46,246)	$(16,090)

The increase in net contract liability at June 30, 2020 from September 30, 2019 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. This increase was primarily driven by the timing of contract billing milestones related to our recent contract award for a large industrial project in the United States. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three and nine months ended June 30, 2020, we recognized revenue of approximately $34.6 million and $67.1 million related to contract liabilities outstanding at September 30, 2019.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of June 30, 2020 and September 30, 2019, accounts receivable included retention amounts of $6.7 million and $5.6 million, respectively. Of the retained amount at June 30, 2020, $5.6 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.1 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
United States	$89,499	$99,745	$318,009	$292,049
Canada	16,970	20,206	46,831	45,015
Europe, Middle East and Africa	6,422	9,659	25,404	20,608
Asia/Pacific	4,643	4,682	11,784	9,155
Mexico, Central and South America	528	1,296	1,753	1,849
Total revenues by geographic destination	$118,062	$135,588	$403,781	$368,676

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Oil and gas	$45,851	$62,356	$157,798	$167,954
Petrochemical	29,293	21,086	107,057	63,387
Electric utility	16,725	26,425	63,994	66,066
Traction power	9,122	7,423	31,417	18,457
All others	17,071	18,298	43,515	52,812
Total revenues by market sector	$118,062	$135,588	$403,781	$368,676

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
Industrial development revenue bonds	$800	$1,200
Less: current portion	(400)	(400)
Total long-term debt	$400	$800

U.S. Revolver
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the " "U.S. Revolver"), which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 2024. As of June 30, 2020, there were no amounts borrowed under this facility and letters of credit outstanding were $33.1 million. There was $41.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2020.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2020, we were in compliance with all of the financial covenants of the U.S. Revolver.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit (Bond LC), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at June 30, 2020. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.36% as of June 30, 2020.

F. Commitments and Contingencies
Letters of Credit, Surety Bonds and Bank Guarantees
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $33.1 million as of June 30, 2020. We also had surety bonds totaling $162.0 million that were outstanding, with additional bonding capacity of $588.0 million available, at June 30, 2020.
We have an $8.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2020, we had outstanding guarantees totaling $7.9 million and amounts available under this Facility Agreement were $0.7 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. As of June 30, 2020, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. The typical annual grant vests over a three-year period from the date of issuance and is a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At June 30, 2020, there were 154,034 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2020 is summarized below:

	Number of Restricted Stock Units	Weighted Average Fair Value Per Share
Outstanding at September 30, 2019	131,850	$33.76
Granted	70,500	38.53
Vested	(47,566)	35.63
Forfeited/canceled	(750)	33.16
Outstanding at June 30, 2020	154,034	35.37

During the nine months ended June 30, 2020 and 2019, we recorded compensation expense of $1.9 million and $1.8 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2020, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Director Plan at a price of $36.25 per share. During the nine months ended June 30, 2020 and 2019, we recorded compensation expense of $0.5 million and $0.4 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2020
Assets:
Cash and cash equivalents	$156,026	$—	$—	$156,026
Short-term investments	7,330	—	—	7,330
Other assets	—	6,997	—	6,997
Liabilities:
Deferred compensation	—	6,370	—	6,370
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2020.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2020 (in thousands):

Lease Cost	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost	$571	$1,779
Less: sublease income	(156)	(393)
Variable lease cost(1)	86	265
Short-term lease cost(2)	148	496
Total lease cost	$649	$2,147

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space leases.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.6 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2020 (in thousands):

Operating Leases	June 30, 2020
Assets:
Operating lease assets, net	$5,542

Liabilities:
Current operating lease liabilities	2,306
Long-term operating lease liabilities	3,870
Total lease liabilities	$6,176

The following table provides the maturities of our operating lease liabilities as of June 30, 2020 (in thousands):

Operating Leases
Remainder of 2020	$773
2021	2,414
2022	2,140
2023	1,109
2024	85
Thereafter	—
Total future minimum lease payments	6,521
Less: present value discount (imputed interest)	(345)
Present value of lease liabilities	$6,176

The weighted average discount rate as of June 30, 2020 was 4.22%. The weighted average remaining lease term was 2.7 years at June 30, 2020.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Income before income taxes	$2,922	$5,886	$15,810	$4,315

Income tax provision (benefit)	(559)	797	2,133	963

Net income	$3,481	$5,089	$13,677	$3,352

Effective tax rate	(19)%	14%	13%	22%

Our income tax (benefit) provision reflects an effective tax rate on pre-tax income of negative 19% for the third quarter of Fiscal 2020 compared to 14% in the third quarter of Fiscal 2019. The effective tax rate for the quarter ended June 30, 2020 was favorably impacted by the tax benefits related to the Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. In addition, as a result of the expiration of certain U.S. federal statutes of limitations and the effective settlement of an Internal Revenue Service (IRS) audit, $1.7 million of reserves for unrecognized tax benefits related to these matters was released. These benefits were partially offset by losses recognized in various foreign jurisdictions that were reserved with a valuation allowance. For the third quarter of Fiscal 2019, the effective tax rate was favorably impacted by the relative amounts of income recognized in various foreign jurisdictions that were reserved with a valuation allowance.

The effective tax rate of 13% for the nine months ended June 30, 2020 was favorably impacted by the current year estimated R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Likewise, the discrete items recorded in the third quarter of Fiscal 2020 in the amount of $1.7 million associated with the release of reserves for unrecognized tax benefits as a result of the expiration of statutes of limitations and the IRS audit settlement favorably impacted the effective tax rate. The effective tax rate was negatively impacted by the discrete item recorded in the second quarter of Fiscal 2020 for the valuation allowance against our UK deferred tax assets in the amount of $0.5 million as well as by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance. For the nine months ended June 30, 2019, the effective tax rate of 22% approximated the U.S. federal statutory rate as the immaterial losses incurred by various foreign jurisdictions reserved with a valuation allowance had a minimal impact on the effective tax rate. There were no material discrete items recognized in the first nine months of Fiscal 2019.

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

Due to the expiration of certain federal statutes of limitations and the settlement of the IRS audit discussed above, management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will remain materially unchanged. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of Fiscal 2018 - 2020.

K. Separation Costs

In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions at most of our locations. As a result, we recorded $1.4 million of separation costs in restructuring and other, net on the Condensed Consolidated Statement of Operations during the third quarter of Fiscal 2020.

L. Subsequent Events
Quarterly Dividend Declared
On August 4, 2020, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 16, 2020 to shareholders of record at the close of business on August 19, 2020.

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
Beginning in late Fiscal 2018, the combination of a growing global economy and abundant sources of favorably priced natural gas feedstock drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. We have seen opportunities for natural gas related projects targeting global demand for cleaner burning fuels. Additionally, projects within the domestic petrochemical sector have benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. This specific project will take over three years to design, manufacture, integrate, test and ship.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The spread of COVID-19 has created significant uncertainty and economic disruption across the world during the second half of Fiscal 2020. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. The demand for our products and services as well as our operations have been negatively impacted by COVID-19, reductions in oil and gas demand and volatility in commodity prices noted above.
From an operations standpoint, although our facilities are located in areas that have in the past been subject to stay-at-home orders, we have not closed any of our facilities for an extended period of time and have operated as an "essential business" under local government orders. However, as a result of the uncertainty our customers are experiencing, certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand. We have experienced supply disruptions and anticipate that these supply disruptions may continue. We continue to monitor and work with our suppliers who have been impacted by this pandemic to ensure we are able to meet our customer commitments. We also have reviewed and will continue to review contracts with our suppliers, making adjustments accordingly. We continue to take the necessary steps to ensure the safety of our employees, customers and vendors. These steps include, among others, promoting increased social distancing practices and enhanced cleaning efforts in our offices and facilities. We are utilizing and exploring the use of technology across our operations to further enhance social distancing and improve safety. These safety precautions have and may continue to have an adverse impact on our costs, efficiency and productivity going forward.

In response to the lower demand across select end markets, we have and will continue to take various actions to reduce costs. During the third quarter of Fiscal 2020, we reduced our global workforce by approximately 12% resulting in severance costs of $1.4 million. Additionally, we instituted a temporary furlough program for our salaried workforce in North America which is expected to reduce salaried compensation by $1.3 million in the second half of Fiscal 2020. Additionally, we have also reduced our capital and discretionary spending in response to current business conditions.
As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended June 30, 2020 Compared to the Quarter Ended June 30, 2019 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 13%, or $17.5 million, to $118.1 million in the third quarter of Fiscal 2020, due to a decrease in orders resulting from a decline in demand across our industrial end markets, as well as project delays and cancellations of potential projects associated with the global decline in demand across the oil and gas markets resulting from COVID-19. Domestic revenues decreased by 12%, or $12.4 million, to $91.3 million in the third quarter of Fiscal 2020. International revenues decreased by 16%, or $5.1 million, to $26.8 million in the third quarter of Fiscal 2020 as a result of lower commercial activity across our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas end markets decreased by 26%, or $16.5 million, to $45.9 million in the third quarter of Fiscal 2020 while petrochemical revenue increased by 39%, or $8.2 million, to $29.3 million in the third quarter of Fiscal 2020. The decrease in demand across the oil and gas end markets has negatively impacted our orders rate and revenue. The increase in petrochemical revenues continues to be driven primarily by execution of previously booked orders from the petrochemical end markets and lower natural gas prices. Revenue from utility markets decreased by 37%, or $9.7 million, to $16.7 million and traction market revenue increased by 23%, or $1.7 million, to $9.1 million in the third quarter of Fiscal 2020, as the mix of our projects shifts across our global operating facilities. Revenue from all other markets combined decreased by $1.2 million to $17.1 million in the third quarter of Fiscal 2020.
Gross profit decreased by 10%, or $2.4 million, to $21.3 million, for the third quarter of Fiscal 2020 as a result of lower revenues. Gross profit as a percentage of revenues increased to 18% in the third quarter of Fiscal 2020, compared to 17% in the third quarter of Fiscal 2019 due to stronger margins in backlog as well as cost efficiencies, while absorbing the operational challenges resulting from COVID-19.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 9%, or $1.6 million, to $15.5 million in the third quarter of Fiscal 2020, primarily due to decreased personnel costs. Additionally, travel related costs have temporarily declined as a result of COVID-19. Selling, general and administrative expenses, as a percentage of revenues, was 13% during the third quarter of Fiscal 2020 and Fiscal 2019, primarily due to our continued focus on our cost structure.
Restructuring and Other, Net
In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions across the business. As a result, we recorded $1.4 million of separation costs during the third quarter of Fiscal 2020.
Income Tax Benefit/Provision
We recorded an income tax benefit of $0.6 million in the third quarter of Fiscal 2020, compared to an income tax provision of $0.8 million in the third quarter of Fiscal 2019. The effective tax rate for the third quarter of Fiscal 2020 was negative 19%, compared to an effective tax rate of 14% in the third quarter of Fiscal 2019. For the three months ended June 30, 2020, the effective tax rate was favorably impacted by the tax benefits related to the Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. In addition, as a result of the expiration of certain U.S. federal statutes of limitations and the effective settlement of an Internal Revenue Service (IRS) audit, $1.7 million of reserves for unrecognized tax benefits related to these matters was released. These benefits were partially offset by losses recognized in various foreign jurisdictions that were reserved with a valuation allowance.

For the third quarter of Fiscal 2019, the effective tax rate was favorably impacted by the relative amounts of income recognized in various foreign jurisdictions that were reserved with a valuation allowance.
Net Income
In the third quarter of Fiscal 2020, net income of $3.5 million, or $0.30 per diluted share, decreased from net income of $5.1 million, or $0.44 per diluted share, in the third quarter of Fiscal 2019, primarily due to a decline in revenues and gross profit resulting from lower orders caused by adverse market conditions as well as $1.4 million of separation costs. This was partially offset by the favorable impact from the reversal of the reserves for unrecognized tax benefits as a discrete item in the third quarter of Fiscal 2020.
Backlog
The order backlog at June 30, 2020 was $532.2 million, a decrease of 6% from $566.4 million at March 31, 2020 and a 31% increase over the $407.0 million backlog at June 30, 2019. The increase in backlog at June 30, 2020 is due in large part to the substantial contract awarded in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. New orders decreased by 44% in the third quarter of Fiscal 2020 to $81.4 million, compared to $144.8 million in the third quarter of Fiscal 2019, primarily due to decreased demand from our customers in our core oil and gas markets.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019 (Unaudited)
Revenue and Gross Profit
Revenues increased by 10%, or $35.1 million, to $403.8 million in the nine months ended June 30, 2020. This increase is attributable to the first half of Fiscal 2020 revenues and is the result of the solid backlog at the beginning of Fiscal 2020 driven by the improved market conditions in our petrochemical and oil and gas markets beginning in late Fiscal 2018. Domestic revenues increased by 9%, or $27.4 million, to $318.2 million in the nine months ended June 30, 2020. International revenues increased by 10%, or $7.7 million, to $85.6 million in the nine months ended June 30, 2020, primarily driven by increased activity in our international operations and end markets. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets decreased by 6%, or $10.2 million, to $157.8 million in the nine months ended June 30, 2020 while petrochemical revenue increased by 69%, or $43.7 million, to $107.1 million in the nine months ended June 30, 2020 driven by the previous strength across the core oil and gas and petrochemical end markets when these projects were awarded in Fiscal 2018 and 2019. Revenue from utility markets decreased by 3%, or $2.1 million, to $64.0 million and traction market revenue increased by 70%, or $13.0 million, to $31.4 million in the nine months ended June 30, 2020, primarily driven by our mix of projects. Revenue from all other markets combined decreased by $9.3 million to $43.5 million in the nine months ended June 30, 2020.
Gross profit increased by 25%, or $14.4 million, to $72.9 million, for the nine months ended June 30, 2020. Gross profit as a percentage of revenues increased to 18% in the nine months ended June 30, 2020, compared to 16% in the nine months ended June 30, 2019 due to strong margins in backlog as well as cost efficiencies and increased volume in our domestic and international manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 2%, or $1.1 million, to $51.4 million in the nine months ended June 30, 2020, primarily due to increased variable incentive compensation associated with increased project volume and profitability. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% during the nine months ended June 30, 2020, compared to 14% during the nine months ended June 30, 2019, primarily due to the increase in revenues and our continued focus on our cost structure.
Restructuring and Other, Net
In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions across the business. As a result, we recorded $1.4 million of separation costs during the third quarter of Fiscal 2020.
Income Tax Provision
We recorded an income tax provision of $2.1 million in the nine months ended June 30, 2020, compared to an income tax provision of $1.0 million in the nine months ended June 30, 2019. The effective tax rate for the nine months ended June 30, 2020 was 13%, compared to an effective tax rate of 22% for the nine months ended June 30, 2019. For the nine months ended June 30, 2020, the effective tax rate was favorably impacted by the current year estimated R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Likewise, the discrete items recorded in the third quarter of Fiscal 2020 in the amount of $1.7 million associated with the release of reserves for unrecognized tax benefits as a result of the expiration of statutes of limitations and the IRS audit settlement favorably impacted the effective tax rate. The effective tax rate was negatively impacted by the discrete item recorded in the second quarter of Fiscal 2020 for the valuation allowance against our UK deferred tax assets in the amount of $0.5 million as well as by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance. For the nine months ended June 30, 2019, the effective tax rate of 22% approximated the U.S. federal statutory rate as the immaterial losses incurred by various foreign jurisdictions reserved with a valuation allowance had a minimal impact on the effective tax rate. The effective tax rate for the nine months ended June 30, 2019 approximated the U.S. federal statutory rate as the impact from foreign jurisdictions with losses reserved with a valuation allowance were insignificant.
Net Income
In the nine months ended June 30, 2020, net income of $13.7 million, or $1.17 per diluted share, improved from net income of $3.4 million, or $0.29 per diluted share, in the nine months ended June 30, 2019 primarily from increased revenues and gross profit in the first half of Fiscal 2020 and from the favorable impact from the reversal of the reserves for unrecognized tax benefits as a discrete item which was partially offset by the separation costs in the third quarter of Fiscal 2020.
Backlog
The order backlog at June 30, 2020 was $532.2 million, a 27% increase from the $419.0 million at September 30, 2019. New orders increased by 1% during the nine months ended June 30, 2020 to $519.5 million, compared to $513.9 million in the nine months ended June 30, 2019. Backlog and orders benefited from a substantial contract awarded in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex.
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
A significant portion of our revenues have historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers delayed some of their major capital investment projects. Beginning in late Fiscal 2018, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced somewhat by the stabilization of commodity prices and the increased global demand for cleaner burning fuels during that period of time. We believe that change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020, although we anticipate that recent declines in oil prices will negatively impact our business going forward, as discussed in more detail below. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. This specific project will take over three years to design, manufacture, integrate, test and ship.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and could continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities and negatively impact our ability to cover our fixed costs. The increased orders in Fiscal 2018 and 2019 have led to improvement in revenues and operating results for the first half of Fiscal 2020. We continue to monitor the factors that drive our markets and will continue to strive to maintain our leadership and competitive advantage in the markets we serve while aligning our cost structure and workforce with these changing market conditions.
The spread of COVID-19 has created and continues to create significant uncertainty and economic disruption across the world during the second half of Fiscal 2020. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic, the reduced oil and gas demand and the commodity price volatility.

As a result of these circumstances, we anticipate that a decrease in commercial activity will negatively impact our business, results of operations and cash flows going forward. We have and may need to continue to adjust our workforce and labor costs to correspond to the reduced customer demand. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments. However, the extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related governmental orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the magnitude of the impact on our business, results of operations and cash flows is not currently known.

Liquidity and Capital Resources
As of June 30, 2020, current assets exceeded current liabilities by 2.1 times and our debt to total capitalization was 0.26%.
Cash, cash equivalents and short-term investments increased to $163.4 million at June 30, 2020, compared to $124.7 million at September 30, 2019. This increase in cash was primarily driven by the timing of contract billing milestones related to our recent contract award for a large domestic industrial project. We believe that our strong working capital position, available borrowings under our credit facility (U.S. Revolver) and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
Our U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit. As of June 30, 2020, there were no amounts borrowed under this facility, and letters of credit outstanding were $33.1 million. As of June 30, 2020, $41.9 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.8 million at June 30, 2020 related to outstanding industrial development revenue bonds. For further information regarding our debt, see Note E of Notes to Condensed Consolidated Financial Statements.
Approximately $23.7 million of our cash and cash equivalents at June 30, 2020 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $53.4 million during the nine months ended June 30, 2020 and $33.9 million during the same period in Fiscal 2019. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This increase in operating cash flow was primarily due to the timing of contract billing milestones related to our recent contract award for a large domestic industrial project.
Investing Activities
Investing activities used $5.5 million during the nine months ended June 30, 2020 compared to $4.0 million provided during the same period in Fiscal 2019. The decrease in cash provided by investing activities in the first nine months of Fiscal 2020 was primarily due to short-term investment activity.
Financing Activities
Net cash used in financing activities was $10.1 million during the nine months ended June 30, 2020 and $10.5 million during the same period in Fiscal 2019, which primarily consisted of approximately $9.0 million of dividends paid in each period.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Euro. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2020, our realized foreign exchange loss was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $26.5 million as of June 30, 2020, an increase of $2.0 million compared to September 30, 2019. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
The spread of COVID-19 has created and continues to create significant uncertainty and economic disruption across the world during the second half of Fiscal 2020. It is difficult to predict the economic impact that the COVID-19 pandemic may have on our business, results of operations and cash flows going forward. For example, certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic, the reduced oil and gas demand and commodity price volatility. These delays may have a negative effect on the timing of revenue recognition and cash flow. We have experienced supply disruptions and anticipate these supply disruptions may continue. Any delays in the supply of material or labor, could negatively impact our production schedule and delay the completion of certain projects. The extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors, as well as other related business impacts resulting from COVID-19, could contribute to the risks and uncertainties described in our Annual Report. As a result, the magnitude of the impact on our business, results of operations and cash flows is not currently known.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 5, 2020	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)