Form 10-K
period 2020-09-30
POWELL INDUSTRIES INC
filed 2020-12-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $227 million as of March 31, 2020, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more of the outstanding shares of the registrant's common stock are considered to be “affiliates.”
At December 7, 2020, there were 11,646,173 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed not later than 120 days after September 30, 2020, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business
Overview
Powell Industries, Inc. is a Delaware corporation founded by William E. Powell in 1947. We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada, Inc.; and Powell Industries International, B.V.
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
References to Fiscal 2020, Fiscal 2019 and Fiscal 2018 used throughout this Annual Report relate to our fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Products and Services
Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, liquefied natural gas (LNG) terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single, custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers and governmental agencies spanning across diverse markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer may vary. As such, the timing of large project awards may cause material fluctuations in our revenues and gross profits.
Occasionally our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies with which we have conducted business with previously. These arrangements are generally made to leverage competitive positioning or where scale and/or size dictates the use of such arrangement.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. Although we could be adversely impacted by a significant reduction in business volume from a particular industry, we do not believe the loss of any specific customer would have a material adverse effect on our business. However, from time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2020, Fiscal 2019 or Fiscal 2018.

Research and development activities are critical to Powell’s future and are focused on both the development of new products and services as well as enhancing current product offerings. Our expertise in vacuum circuit breaker engineering is internationally recognized, and we have a sustained commitment to incorporating continuous product improvements that will ensure operational safety and reliability across the markets we serve.
Markets
We strive to be the supplier of choice for custom-engineered system solutions and services to a variety of customers and markets. Our activities are predominantly in the oil and gas and electric utility industries, but also include other markets where customers need to manage, monitor and control large amounts of electrical energy through a complex network of electrical components and systems. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business.
Specific to the oil and gas sector, we serve both the upstream and downstream end markets. Within the downstream segment, our primary customers typically are engaged in refining activities and/or leveraging natural gas feedstocks for the production of petrochemical or LNG products. We have developed strong relationships with our customers over the years and strive to maintain our position as a preferred service provider to solve our customers' complex electrical needs.
We believe that our products and services, integration capabilities, technical and project management acumen, application engineering expertise and specialty contracting experience, together with our financial strength and responsiveness to the needs of our customers, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing. Our principal competitors include ABB, Eaton, Schneider and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with whom we also have long, established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
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
Our backlog at September 30, 2020 totaled $476.8 million compared to $419.0 million at September 30, 2019. Backlog improved primarily due to a substantial contract awarded in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. We anticipate that approximately $282.5 million of Fiscal 2020 ending backlog will be fulfilled during our fiscal year ending September 30, 2021. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 47% of revenues in Fiscal 2020, Fiscal 2019 and Fiscal 2018. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.

Our supply base for certain key components and raw materials is limited. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. During Fiscal 2020, as a result of the challenges created by the COVID-19 pandemic and market volatility, we experienced minor supply disruptions and anticipate that supply disruptions may continue. We continue to monitor and work with our suppliers who have been impacted by the COVID-19 pandemic to ensure we are able to meet our customer commitments. We have also reviewed and will continue to review contracts with our suppliers, making adjustments accordingly. While we have not experienced significant issues in the purchase of key raw materials or components in the past three fiscal years, we continue to monitor the availability and price of components and raw materials on a regular basis, as well as any potential impact on our operations.
Our business is subject to the effects of changing material prices. During the last three fiscal years, we have not experienced significant price volatility for raw materials or component parts used in the production of our products. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2020, 2019 or 2018.
Human Capital
At September 30, 2020, we had 1,997 full-time employees and 149 contract employees located primarily in the U.S., Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, demand for qualified personnel increases in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.
Three of our top human capital priorities are workplace safety, internal promotion and key employee retention. Powell emphasizes a culture of safety that runs throughout the Company. We establish annual goals and monthly operating metrics, which have resulted in a safety incident rate that is one-half the industry average across Powell. We believe that internal promotion and key employee retention are critical components to our long-term success. The average tenure of our employees is 10 years. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.
Intellectual Property
While we hold various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.
Seasonality
Our operations are not generally affected by seasonality. However, weather and natural phenomena can temporarily impact the performance of our operations. Furthermore, quarterly operating results may fluctuate in our first fiscal quarter due to the reduction in the number of workdays related to the number of holidays in that fiscal quarter.
Government Regulations
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We instituted various training programs to educate our employees on compliance with governmental regulations, as well as applied legal and ethical practices in our everyday work. We do not believe that compliance with governmental regulations will have a material impact on our capital expenditures, results of operations or competitive position.

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
Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, train and retain personnel necessary to meet our requirements. We face competition for qualified personnel in our industry. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled, unskilled and technical personnel. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
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
We place great emphasis on workplace safety in our entire organization through various safety initiatives and training. We have both indoor and outdoor manufacturing facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, damage to property and equipment, as well as potential environmental damage. While we take every precaution to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees and could adversely impact our business and results of operations.
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
The spread of COVID-19 has created and continues to create significant uncertainty and economic disruption across the world. It is difficult to predict the economic impact that the COVID-19 pandemic may have on our business, results of operations and cash flows going forward. Certain of our customers have asked that we delay our manufacturing of their projects as their operations have been negatively impacted by this pandemic, the reduced oil and gas demand and commodity price volatility. These delays may have a negative effect on the timing of revenue recognition and cash flow. We have experienced supply disruptions and anticipate these supply disruptions may continue. Any delays in the supply of material or labor could negatively impact our production schedule and delay the completion of certain projects. The extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic; including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors, as well as other related business impacts resulting from COVID-19, could contribute to the risks and uncertainties described in this Annual Report. As a result, the magnitude of the impact on our business, results of operations and cash flows is not currently known.
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
Our backlog is subject to unexpected adjustments, cancellations and scope reductions and, therefore, may not be a reliable indicator of our future earnings.
We have a backlog of uncompleted contracts. Backlog represents management's best estimate of the remaining performance obligation from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. From time to time, projects are cancelled, delayed or modified due to customer, industry or macroeconomic conditions. While we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. We may be unable to recover certain direct costs and cancelled projects may also result in additional unrecoverable costs due to the underutilization of our assets. Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future operating results and may not be indicative of continuing revenue performance over future fiscal quarters.

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
Our material costs represented 47% of our consolidated revenues for Fiscal 2020. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become adversarial.
Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.
We are often required to provide our customers security for the performance of their projects in the form of surety bonds, letters of credit or other financial assurances. Our continued ability to obtain surety bonds, letters of credit or other financial assurances will depend on our capitalization, working capital and past performance. Our ability to issue letters of credit is dependent upon the availability of adequate credit issued by our banks and could be negatively impacted by our compliance with our financial covenants. Future compliance with such covenants may be affected by factors beyond our control, including general or industry-specific economic downturns. We are also dependent on the overall bonding capacity, pricing and terms available in the surety markets. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future. The restriction, reduction or termination of our surety bond agreements could limit our ability to bid on new opportunities and would require us to issue letters of credit under our bank facilities in lieu of surety bonds, thereby reducing availability under our credit facility, which could have an adverse impact on our business and results of operations.
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
We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.
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
Revenues associated with projects located outside of the U.S., including revenues generated from our operations in the U.K. and Canada, accounted for approximately 23% of our consolidated revenues in Fiscal 2020. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including: political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risks factors described herein, the timing and cancellation of projects, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors, which could reduce investor confidence. These factors could adversely affect our business, and the trading price of our common stock could decline significantly.
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
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. These laws and regulations are administered by various state, federal and international agencies. Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities and the resulting decisions by customers and other industry participants, could reduce demand for our products and services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities, and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and our efforts to prevent the use of such minerals. In our industry, conflict minerals are most commonly found in metals. As there may be only a limited number of suppliers offering "conflict-free" metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are "conflict-free."
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
Because we are governed by Delaware law, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally, a person who, together with its affiliates, owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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

General Risk Factors
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
Our principal locations as of September 30, 2020, are as follows:

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
As of December 7, 2020, the closing price of our common stock on the NASDAQ was $27.54 per share. As of December 7, 2020, there were 274 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
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
The following graph compares, for the period from October 1, 2015 to September 30, 2020, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the NASDAQ Market Index, and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; McDermott International, Inc.; Preformed Line Products; A O Smith Corporation; Thermon Group Holdings and Woodward, Inc.). In Fiscal 2020, the IShares Russell 2000 and the Invesco S&P SmallCap 600 Energy were added as more comparable indices to replace the NASDAQ Market Index as this index is not necessarily indicative of Powell's performance or its peers. The comparison assumes that $100 was invested on October 1, 2015, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the NASDAQ Market Index and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2020	2019	2018	2017	2016
Statement of Operations:	(In thousands, except per share data)
Revenues	$518,499	$517,180	$448,716	$395,911	$565,243
Cost of goods sold	423,924	430,204	383,361	345,142	459,038
Gross profit	94,575	86,976	65,355	50,769	106,205
Selling, general and administrative expenses	67,662	69,950	66,768	61,524	74,924
Research and development expenses	6,265	6,327	6,717	6,906	6,731
Amortization of intangible assets	177	177	205	355	352
Insurance proceeds	—	(950)	—	—	—
Restructuring and other, net	1,400	11	787	1,322	8,441
Operating income (loss)	19,071	11,461	(9,122)	(19,338)	15,757
Other income	(506)	—	(747)	(2,029)	(2,029)
Interest (income) expense, net	(753)	(873)	(676)	(390)	(7)
Income (loss) before income taxes	20,330	12,334	(7,699)	(16,919)	17,793
Income tax provision (benefit) (1)	3,670	2,444	(547)	(7,433)	2,283
Net income (loss)	$16,660	$9,890	$(7,152)	$(9,486)	$15,510

Earnings (loss) per share:
Basic	$1.43	$0.85	$(0.62)	$(0.83)	$1.36
Diluted	$1.42	$0.85	$(0.62)	$(0.83)	$1.36
(1) For an explanation of the effective tax rate for the last three fiscal years, see Note I of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Years ended September 30,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments (1)	$178,921	$124,681	$49,754	$95,188	$97,720
Property, plant and equipment, net	114,372	120,812	128,764	139,420	144,977
Total assets	472,278	467,411	429,951	414,986	462,516
Long-term debt, including current maturities	800	1,200	1,600	2,000	2,400
Total stockholders' equity	306,626	299,153	301,644	321,296	335,317
Total liabilities and stockholders' equity	472,278	467,411	429,951	414,986	462,516
Dividends paid on common stock	12,066	11,998	11,916	11,875	11,845
(1) Excludes current and non-current restricted cash totaling $25.1 million and $24.9 million as of September 30, 2018 and 2017, respectively.

	Years ended September 30,
	2020	2019	2018	2017	2016
Other Financial Data:	(In thousands)
Backlog	$476,819	$419,012	$260,900	$250,123	$291,354
Bookings, net of cancellations and scope reductions	576,782	676,051	458,884	355,064	417,510

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2020 compared to the twelve months ended September 30, 2019 should be read in conjunction with the accompanying consolidated financial statements and related notes. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources located in our Form 10-K for the fiscal year ended September 30, 2019, filed on December 5, 2019, for reference to discussion of the fiscal year ended September 30, 2018, the earliest of the three fiscal years presented. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors,” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy. Headquartered in Houston, Texas, we serve the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and LNG terminals, as well as petrochemical, electric utility and light traction power. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end user customers as well as prevailing global economic conditions.
Beginning in late Fiscal 2018, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. We have seen opportunities for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector have benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. This specific project will take over three years to design, manufacture, integrate, test and ship.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The spread of COVID-19 has created significant uncertainty and economic disruption across the world during the second half of Fiscal 2020 and continuing into Fiscal 2021. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. The demand for our products and services as well as our operations have been negatively impacted by COVID-19, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above.

From an operational standpoint, although our facilities are located in areas that have in the past been subject to stay-at-home orders, we have not closed any of our facilities for an extended period of time and have operated as an "essential business" under local government orders. However, as a result of the uncertainty that our customers are currently experiencing, some projects have been cancelled, and certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand. We have experienced supply disruptions and anticipate that these supply disruptions may continue. We continue to monitor and work with our suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments. We also have reviewed and will continue to review contracts with our suppliers, making adjustments accordingly. We continue to take the necessary steps to ensure the safety of our employees, customers and vendors. These steps include, among others, promoting increased social distancing practices and enhanced cleaning efforts in our offices and facilities. We are utilizing and exploring the use of technology across our operations to further enhance social distancing and improve safety. These safety precautions have and may continue to have an adverse impact on our costs, efficiency and productivity going forward.

In response to the lower demand across select end markets, we have and will continue to take various actions to reduce costs. During the third quarter of Fiscal 2020, we reduced our global workforce by approximately 12% resulting in severance costs of $1.4 million. Additionally, we instituted a temporary furlough program for our salaried workforce in North America which reduced salaried compensation by $1.3 million in the second half of Fiscal 2020. We have also reduced our capital and discretionary spending in response to current business conditions and will continue to monitor the economic conditions during Fiscal 2021.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Twelve Months Ended September 30, 2020 Compared to Twelve Months Ended September 30, 2019
Revenue and Gross Profit
Revenues increased by $1.3 million, to $518.5 million in Fiscal 2020 resulting from the solid backlog position at the beginning of Fiscal 2020 and the improved market conditions across our petrochemical and oil and gas markets beginning in late Fiscal 2018. Domestic revenues decreased by 2%, or $6.2 million, to $398.8 million in Fiscal 2020. International revenues increased by 7% to $119.7 million in Fiscal 2020, driven largely by increased end market activity across the Middle East and Asia. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets decreased by 19%, or $47.1 million, to $195.2 million in Fiscal 2020 while petrochemical revenue increased by 36%, or $33.3 million, to $126.7 million in Fiscal 2020. The economic impact resulting from the COVID-19 pandemic and associated reduction in global demand across the oil and gas end markets has negatively impacted our orders rate and corresponding revenue. The partial offset in favorable petrochemical revenues is being generated by the successful execution of previously booked orders from our petrochemical end markets and lower natural gas prices. Revenue from utility markets increased by 5%, or $3.8 million, to $88.8 million and traction market revenue increased by 58%, or $15.6 million, to $42.4 million in Fiscal 2020, primarily driven by an increase in volume across our international locations. Revenue from all other markets combined decreased by $4.3 million to $65.4 million in Fiscal 2020.
Gross profit increased by 9%, or $7.6 million, to $94.6 million in Fiscal 2020. Gross profit as a percentage of revenues increased to 18% in Fiscal 2020, compared to 17% in Fiscal 2019, due to strong margins in backlog as well as cost efficiencies and productivity in our North American manufacturing facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 3%, or $2.3 million, to $67.7 million in Fiscal 2020, primarily due to decreased personnel costs as a result of workforce reductions and lower travel-related costs resulting from the COVID-19 pandemic. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% in Fiscal 2020 compared to 14% in Fiscal 2019, primarily due to our continued focus on aligning our cost structure with anticipated volume.
Insurance Proceeds
In Fiscal 2019, we settled a 2017 business interruption insurance claim relating to Hurricane Harvey and received proceeds of $1.0 million, which was included within operating income.

Restructuring and Other, Net
In response to the COVID-19 pandemic, reductions in global oil and gas demand and volatility of commodity prices, we implemented workforce reductions across the business. As a result, we recorded $1.4 million of separation costs during Fiscal 2020.
In Fiscal 2019, we recorded additional lease expense of $0.7 million related to certain unused facility leases in Canada. We also recorded income from a recovery of $0.7 million in Fiscal 2019 as a result of a favorable settlement of a claim related to the divestiture of a subsidiary in Fiscal 2014.
Other Income
During Fiscal 2020, we recorded other income of $0.5 million related to a death benefit received from our company-owned life insurance policy related to a retired employee.
Income Tax Provision
We recorded an income tax provision of $3.7 million in Fiscal 2020, resulting in an effective tax rate of 18%, compared to an income tax provision of $2.4 million in Fiscal 2019 at an effective tax rate of 20%. In Fiscal 2020, the effective tax rate was favorably impacted by the current year estimated Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Additionally, we reversed a reserve of $1.7 million resulting from a favorable settlement of an IRS audit and the expiration of statutes of limitations. The effective tax rate for Fiscal 2020 was negatively impacted by the valuation allowance set up against our U.K. deferred tax assets in the amount of $0.5 million. The effective tax rate for Fiscal 2019 approximated the U.S. federal statutory rate as the immaterial losses incurred by various foreign jurisdictions reserved with a valuation allowance had a minimal impact on the effective tax rate.
Net Income
In Fiscal 2020, net income of $16.7 million, or $1.42 per diluted share, improved from a net income of $9.9 million, or $0.85 per diluted share in Fiscal 2019, primarily from increased gross profit resulting from favorable productivity, as well as lower selling and administrative costs and the favorable impact of the reversal of the reserves for unrecognized tax benefits, which was partially offset by the separation costs incurred in Fiscal 2020.
Backlog
The order backlog at September 30, 2020 was $476.8 million, a 14% increase from the $419.0 million at September 30, 2019. The increase in backlog is due in large part to the substantial contract awarded in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. Bookings, net of cancellations and scope reductions, decreased by 15% in Fiscal 2020 to $576.8 million, compared to $676.1 million in Fiscal 2019, primarily due to decreased global demand across our core oil and gas markets.

Outlook
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by macroeconomic variables that directly impact customer demand. These variables are most often driven by global economic conditions and/or environmental, safety or regulatory changes which may affect the manner in which our customers proceed with capital investments. Our customers routinely analyze various factors including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns throughout the procurement decision process. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases, delayed some of their major capital investment projects. Beginning in late Fiscal 2018 through the first quarter of Fiscal 2020, our customers' decisions to invest in projects across our key oil and gas and petrochemical markets were influenced to some extent by the stabilization of commodity prices and the increased global demand for cleaner-burning fuels during that period of time. We believe that this change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020.

However, the recent declines in oil prices and the global economic impacts from COVID-19 may have a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transition to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex. This specific project has begun and will take over three years to design, manufacture, integrate, test and ship.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. The increased orders recognized in Fiscal 2018 and 2019 have led to improved revenue and operating results for Fiscal 2020. We continue to monitor the variables that impact our markets while adjusting to the global conditions in order to maintain a competitive cost and technological advantage in the markets that we serve.
The spread of COVID-19 has created and continues to create significant uncertainty and economic disruption across the world during the second half of Fiscal 2020 and continuing into Fiscal 2021. This pandemic has negatively impacted global energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by these factors.
As a result of these circumstances, we anticipate that a decrease in commercial activity may negatively impact our business, results of operations and cash flows going forward. We have and may need to continue to adjust our workforce and labor costs to correspond to the reduced customer demand. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments. However, the extent to which the COVID-19 pandemic specifically will continue to impact our business will depend on numerous factors that are difficult to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic, including travel restrictions and quarantine or related governmental orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, the magnitude of the impact on our business, results of operations and cash flows is not currently known.
Liquidity and Capital Resources
As of September 30, 2020, current assets exceeded current liabilities by 2.2 times, and our debt to total capitalization was 0.26%.
Cash, cash equivalents and short-term investments increased to $178.9 million at September 30, 2020, compared to $124.7 million at September 30, 2019. This increase in cash was driven in part by the timing of the contract billing milestones related to our recent contract award for a large domestic industrial project as well as the year-over-year reduction in our accounts receivables balance. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "U.S. Revolver") which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit and expires September 2024. As of September 30, 2020, there were no amounts borrowed under this facility, and letters of credit outstanding were $38.7 million. As of September 30, 2020, $36.3 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.8 million at September 30, 2020 related to outstanding industrial development revenue bonds. We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation and amortization (EBITDA) could restrict our ability to issue letters of credit under the U.S. Revolver. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.

Approximately $26.2 million of our cash and cash equivalents at September 30, 2020 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $72.4 million and $68.8 million in Fiscal 2020 and Fiscal 2019, respectively. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This increase in operating cash flows was primarily due to the timing of contract billing milestones related to our recent contract award for a large domestic industrial project awarded in the second quarter of Fiscal 2020 as well as a significant reduction in the accounts receivables balance.
Investing Activities
Investing activities used $17.5 million during Fiscal 2020 compared to $3.0 million provided during the same period in Fiscal 2019. The increase in cash used by investing activities in Fiscal 2020 was primarily due to an increase in short-term investments.
Financing Activities
Net cash used in financing activities was $13.1 million in Fiscal 2020 and $13.9 million in Fiscal 2019, which primarily consisted of approximately $12 million of dividends paid in each year.
Contractual and Other Obligations
At September 30, 2020, our long-term contractual obligations were limited to debt and leases. The table below details our commitments by type of obligation, including interest if applicable, and the period that the payment will become due (in thousands).

Payments Due by Period:
	Long-Term Debt Obligations	Net Operating Lease Obligations	Total
Less than 1 year	$400	$1,980	$2,380
1 to 3 years	401	2,154	2,555
3 to 5 years	—	85	85
More than 5 years	—	—	—
Total long-term contractual obligations	$801	$4,219	$5,020

As of September 30, 2020, the total unrecognized tax benefit related to uncertain tax positions was $1.3 million. We believe that it is reasonably possible that within the next 12 months, the total unrecognized tax benefits will decrease by approximately $0.1 million due to the settlement with taxing authorities related to voluntary filings. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $45.9 million as of September 30, 2020, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/Bank Guarantees
Less than 1 year	$16,096
1 to 3 years	8,733
More than 3 years	21,088
Total long-term commercial obligations	$45,917

We also had surety bonds totaling $162.4 million that were outstanding at September 30, 2020. Surety bonds are primarily used to guarantee our contract performance to our customers.
Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements during the periods presented.
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
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
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
We enter into contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses.
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
Warranty Costs
Estimated costs of warranties are accrued based on historical warranty claim costs in relation to current revenues. In addition, specific provisions are made when product failures are projected outside historical experience. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of energization, whichever occurs first. Actual results could differ from our estimates.
Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. The allocated revenue associated with the extended warranty is deferred and recorded as a contract liability and recognized over the extended warranty period.
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
Foreign Currency Transaction Risk
We have operations that expose us to currency risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Peso and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2020, our realized foreign exchange gain was less than $0.1 million and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $24.5 million as of September 30, 2020, a decrease of less than $0.1 million compared to September 30, 2019. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes B and M to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended September 30, 2020.

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
December 9, 2020

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$160,216	$118,639
Short-term investments	18,705	6,042
Accounts receivable, less allowance for doubtful accounts of $510 and $301	69,957	112,093
Contract assets	50,995	55,374
Inventories	28,968	29,202
Income taxes receivable	467	233
Prepaid expenses	4,402	4,335
Other current assets	1,948	2,650
Total Current Assets	335,658	328,568
Property, plant and equipment, net	114,372	120,812
Operating lease assets, net	5,217	—
Goodwill and intangible assets, net	1,161	1,337
Deferred income taxes	3,644	5,117
Other assets	12,226	11,577
Total Assets	$472,278	$467,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	35,029	51,180
Contract liabilities	79,445	71,464
Accrued compensation and benefits	21,739	20,182
Accrued product warranty	2,771	2,946
Current operating lease liabilities	2,352	—
Income taxes payable	1,861	913
Other current liabilities	9,350	10,811
Total Current Liabilities	152,947	157,896
Long-term debt, net of current maturities	400	800
Deferred compensation (Note J)	6,710	6,447
Long-term operating lease liabilities	3,434	—
Other long-term liabilities	2,161	3,115
Total Liabilities	165,652	168,258
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,422,411 and 12,372,766 shares issued, respectively	124	124
Additional paid-in capital	61,998	59,153
Retained earnings	294,016	289,422
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,513)	(24,547)
Total Stockholders' Equity	306,626	299,153
Total Liabilities and Stockholders' Equity	$472,278	$467,411

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2020	2019	2018
Revenues	$518,499	$517,180	$448,716
Cost of goods sold	423,924	430,204	383,361
Gross profit	94,575	86,976	65,355

Selling, general and administrative expenses	67,662	69,950	66,768
Research and development expenses	6,265	6,327	6,717
Amortization of intangible assets	177	177	205
Insurance proceeds	—	(950)	—
Restructuring and other, net	1,400	11	787
Operating income (loss)	19,071	11,461	(9,122)

Other income	(506)	—	(747)
Interest expense	228	230	207
Interest income	(981)	(1,103)	(883)
Income (loss) before income taxes	20,330	12,334	(7,699)
Income tax provision (benefit)	3,670	2,444	(547)
Net income (loss)	$16,660	$9,890	$(7,152)

Earnings (loss) per share:
Basic	$1.43	$0.85	$(0.62)
Diluted	$1.42	$0.85	$(0.62)

Weighted average shares:
Basic	11,624	11,571	11,507
Diluted	11,693	11,634	11,507
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$16,660	$9,890	$(7,152)
Foreign currency translation adjustments	60	(2,743)	(3,100)
Postretirement benefit adjustment, net of tax	(26)	(25)	75
Comprehensive income (loss)	$16,694	$7,122	$(10,177)

 The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2017	12,234	$122	$54,329	$310,598	(806)	$(24,999)	$(18,754)	$321,296
Net loss	—	—	—	(7,152)	—	—	—	(7,152)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,100)	(3,100)
Stock-based compensation	32	—	3,152	—	—	—	—	3,152
Shares withheld in lieu of employee tax withholding	—	—	(712)	—	—	—	—	(712)
Issuance of restricted stock	15	1	—	—	—	—	—	1
Dividends paid	—	—	—	(11,916)	—	—	—	(11,916)
Postretirement benefit adjustment, net of tax of $20	—	—	—	—	—	—	75	75
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net income	—	—	—	9,890	—	—	—	9,890
Foreign currency translation adjustments	—	—	—	—	—	—	(2,743)	(2,743)
Stock-based compensation	78	1	3,838	—	—	—	—	3,839
Shares withheld in lieu of employee tax withholding	—	—	(1,454)	—	—	—	—	(1,454)
Issuance of restricted stock	14	—	—	—	—	—	—	—
Dividends paid	—	—	—	(11,998)	—	—	—	(11,998)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	16,660	—	—	—	16,660
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Stock-based compensation	33	—	3,474	—	—	—	—	3,474
Shares withheld in lieu of employee tax withholding	—	—	(629)	—	—	—	—	(629)
Issuance of restricted stock	16	—	—	—	—	—	—	—
Dividends paid	—	—	—	(12,066)	—	—	—	(12,066)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(26)	(26)
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Operating Activities:
Net income (loss)	$16,660	$9,890	$(7,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,538	12,032	12,903
Stock-based compensation	3,474	3,839	3,152
Bad debt expense	258	233	111
Deferred income taxes	1,473	820	(2,170)
Gain on amended supply agreement	—	—	(507)
Gain on cash surrender value of life insurance	(506)	—	(240)
Changes in operating assets and liabilities:
Accounts receivable, net	41,969	(20,193)	(37,176)
Contract assets and liabilities, net	12,546	55,333	(14,117)
Inventories	304	(7,989)	(3,023)
Income taxes	720	6,681	996
Prepaid expenses and other current assets	662	(2,626)	(237)
Accounts payable	(15,309)	9,550	8,152
Accrued liabilities	465	1,419	8,859
Other, net	(860)	(230)	1,906
Net cash provided by (used in) operating activities	72,394	68,759	(28,543)
Investing Activities:
Purchases of short-term investments	(18,553)	(5,869)	(22,261)
Maturities of short-term investments	6,146	13,088	35,248
Purchases of property, plant and equipment, net	(5,130)	(4,255)	(4,415)
Proceeds from life insurance policy	—	—	1,861
Net cash provided by (used in) investing activities	(17,537)	2,964	10,433
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Shares withheld in lieu of employee tax withholding	(629)	(1,454)	(712)
Dividends paid	(12,066)	(11,998)	(11,916)
Net cash used in financing activities	(13,095)	(13,852)	(13,028)
Net increase (decrease) in cash, cash equivalents and restricted cash	41,762	57,871	(31,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(185)	(957)	(347)
Cash, cash equivalents and restricted cash at beginning of period	118,639	61,725	93,210
Cash, cash equivalents and restricted cash at end of period	$160,216	$118,639	$61,725

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Business and Organization
Powell Industries, Inc. (we, us, our, Powell or the Company) was incorporated in the state of Delaware in 2004 as a successor to a Nevada company incorporated in 1968. The Nevada company was the successor to a company founded by William E. Powell in 1947, which merged into the Company in 1977. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International, B.V.
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, liquefied natural gas (LNG) terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission. We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2020, Fiscal 2019 and Fiscal 2018 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell

The spread of COVID-19 has created significant uncertainty and economic disruption across the world during the second half of Fiscal 2020 and continuing into Fiscal 2021. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.

From an operational standpoint, although our facilities are located in areas that have been or continue to be subject to stay-at-home orders, we have not closed any of our facilities for an extended amount of time and have continued to operate as an "essential business" under these orders across all of our locations. We continue to take the necessary steps to ensure the safety of our employees, customers and vendors. These steps include, among others, promoting increased social distancing practices and enhanced cleaning efforts in our offices and facilities. We are also using technology across our operations to further enhance social distancing and improve safety. These increased safety precautions may have an adverse impact on our efficiency and productivity going forward.

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
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2020	2019	2018
Cash paid (received) during the period for:
Interest received, net of interest expense	$(753)	$(873)	$(676)
Income taxes paid (received), net of refunds	1,770	(5,219)	354
Non-cash capital expenditures	264	1,248	129
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
Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts. We maintain and continually assess the adequacy of the allowance for doubtful accounts representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. As of September 30, 2020 and 2019, accounts receivable included retention amounts of $6.9 million and $5.6 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Of the retained amount at September 30, 2020, $5.9 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.0 million is recorded in other assets and is expected to be collected in Fiscal 2022.
Contract Balances

The timing of revenue recognition, billings and cash collections affects accounts receivable, contract assets and contract liabilities in our Consolidated Balance Sheets.
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
We enter into contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses.
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
Warranty Costs
Estimated costs of warranties are accrued based on historical warranty claim costs in relation to current revenues. In addition, specific provisions are made when product failures are projected outside historical experience. Our standard terms and conditions of sale include a warranty for parts and service for the earlier of 18 months from the date of shipment or 12 months from the date of energization, whichever occurs first. Actual results could differ from our estimate.
Occasionally projects require warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. The allocated revenue associated with the extended warranty is deferred and recorded as a contract liability and recognized over the extended warranty period.

Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.3 million, $6.3 million and $6.7 million in Fiscal 2020, 2019 and 2018, respectively.
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
Stock-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to share-based compensation expense are recognized as income tax expense or benefit in the Consolidated Statement of Operations. Cash paid when directly withholding shares on an employee's behalf for tax withholding purposes is classified as a financing activity. We account for forfeitures as they occur, rather than estimate expected forfeitures.
New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued a new topic on leases that requires lessees to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Effective October 1, 2019, we adopted the new lease accounting standard and recorded operating lease assets and operating lease liabilities of approximately $7.0 million and determined that no adjustment to retained earnings was necessary. Financial results for reporting periods after October 1, 2019 are reported under the new standard; however financial results for prior periods were not adjusted and will continue to be presented in accordance with the previous standard. Upon adoption, we elected a package of practical expedients which, among other things, allowed for the historical classification of our existing leases to carry forward. Additionally, we elected to separate non-lease components for our real estate and IT infrastructure asset classes. All other asset classes account for both lease and non-lease components in the operating lease asset and operating lease liability calculations. See Note M for further discussion of leases.

In June 2016, the FASB issued a new topic on measurement of credit losses. The topic introduces an impairment model known as the current expected credit loss (CECL) model that is based on an expected loss methodology rather than an incurred loss methodology for financial instruments. Under the new topic, an entity recognizes as an allowance its estimate of expected credit losses with the intention of improving financial reporting by requiring timelier recognition of such losses. Enhanced disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management's estimate of expected credit losses and the reasons for those changes, will be required upon adoption. We are still evaluating the impact this new topic will have on our consolidated financial statements which will be adopted in Fiscal 2021.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2020	2019	2018
Numerator:
Net income (loss)	$16,660	$9,890	$(7,152)
Denominator:
Weighted average basic shares	11,624	11,571	11,507
Dilutive effect of restricted stock units	69	63	—
Weighted average diluted shares with assumed conversions	11,693	11,634	11,507

Earnings (loss) per share:
Basic	$1.43	$0.85	$(0.62)
Diluted	$1.42	$0.85	$(0.62)

For the year ended September 30, 2018, we incurred a net loss; therefore, all potential common shares were deemed to be anti-dilutive.

D. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	September 30,
	2020	2019
Balance at beginning of period	$301	$157
Bad debt expense	258	233
Uncollectible accounts written off, net of recoveries	(32)	(81)
Change due to foreign currency translation	(17)	(8)
Balance at end of period	$510	$301
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2020	2019
Raw materials, parts and subassemblies	$31,202	$31,781
Work-in-progress	1,539	1,100
Provision for excess and obsolete inventory	(3,773)	(3,679)
Total inventories	$28,968	$29,202

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2020	2019	Asset Lives
Land	$22,008	$21,963	—
Buildings and improvements	122,529	122,404	3 - 39 Years
Machinery and equipment	108,439	106,137	3 - 15 Years
Furniture and fixtures	3,611	3,611	3 - 10 Years
Construction in process	1,530	2,118	—
	$258,117	$256,233
Less: Accumulated depreciation	(143,745)	(135,421)
Total property, plant and equipment, net	$114,372	$120,812
There were no assets under finance lease as of September 30, 2020 or September 30, 2019. Depreciation expense was $10.4 million, $11.9 million and $12.7 million for fiscal years 2020, 2019, and 2018, respectively.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2020	2019
Balance at beginning of period	$2,946	$2,604
Increase to warranty expense	2,286	3,004
Deduction for warranty charges	(2,463)	(2,649)
Change due to foreign currency translation	2	(13)
Balance at end of period	$2,771	$2,946

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
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. As a practical expedient, if the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% and 94% of revenues for the years ended September 30, 2020 and September 30, 2019, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% and 6% of revenues for the years ended September 30, 2020 and September 30, 2019, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2020, we had backlog of $476.8 million, of which approximately $282.5 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2020 and 2019, our operating results were positively impacted by $11.3 million and $5.1 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as other changes in facts and circumstances during these periods.

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
Contract Balances
The timing of revenue recognition, billings and cash collections affects accounts receivable, contract assets and contract liabilities in our Consolidated Balance Sheets.
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
Contract assets and liabilities as of September 30, 2020 and September 30, 2019 are summarized below (in thousands):

	September 30,
	2020	2019
Contract assets	$50,995	$55,374
Contract liabilities	(79,445)	(71,464)
Net contract liability	$(28,450)	$(16,090)
The increase in net contract liability at September 30, 2020 from September 30, 2019 was primarily due to our progress towards completion on our projects and the timing of contract billing milestones and new orders. This increase was primarily driven by the timing of contract billing milestones related to our recent contract award for a large industrial project in the United States. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2020, we recognized revenue of approximately $71 million related to contract liabilities outstanding at September 30, 2019.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of September 30, 2020 and September 30, 2019, accounts receivable included retention amounts of $6.9 million and $5.6 million, respectively. Of the retained amount at September 30, 2020, $5.9 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.0 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2020 and September 30, 2019 (in thousands):

	2020	2019
United States	$397,983	$406,609
Canada	66,064	64,326
Europe, Middle East and Africa	34,028	32,166
Asia/Pacific	18,079	11,405
Mexico, Central and South America	2,345	2,674
Total revenues by geographic destination	$518,499	$517,180

	2020	2019
Oil and gas	$195,209	$242,291
Petrochemical	126,698	93,391
Electric utility	88,818	84,993
Traction power	42,373	26,781
All others	65,401	69,724
Total revenues by market sector	$518,499	$517,180

F. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized, and purchased technology of $0.2 million, which is amortized over its estimated useful life. No impairment expense has been recorded for the last three fiscal years.
Intangible assets balances, subject to amortization, at September 30, 2020 and 2019 consisted of the following (in thousands):

	September 30, 2020			September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(11,592)	$157	$11,749	$(11,415)	$334
Amortization of intangible assets recorded for the years ended September 30, 2020, 2019 and 2018 was $0.2 million, $0.2 million and $0.2 million, respectively.
Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years Ended September 30,	Total
2021	$157

G. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2020	2019
Industrial development revenue bonds	$800	$1,200
Less: current portion	(400)	(400)
Total long-term debt	$400	$800

The annual maturities of long-term debt as of September 30, 2020, were as follows (in thousands):

Year Ending September 30,	Long‑Term Debt Maturities
2021	$400
Total long-term debt maturities	$400
U.S. Revolver
On September 27, 2019, we entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "U.S. Revolver"), which replaced our prior credit agreement. The U.S. Revolver is a $75.0 million revolving credit facility, which is available for both borrowings and letters of credit and expires September 2024. As of September 30, 2020, there were no amounts borrowed under this facility, and letters of credit outstanding were $38.7 million. There was $36.3 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2020.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation and amortization (EBITDA) could restrict our ability to issue letters of credit under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of September 30, 2020, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate (“LIBOR”) plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated leverage ratio.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds ("Bonds"). These Bonds were issued by the Illinois Development Finance Authority and were used for the completion of our Northlake, Illinois facility. Pursuant to the Bond issuance, a reimbursement agreement between us and a major domestic bank required an issuance by the bank of an irrevocable direct-pay letter of credit ("Bond LC"), as collateral, to the Bonds’ trustee to guarantee payment of the Bonds’ principal and interest when due. The Bond LC is subject to both early termination and extension provisions customary to such agreements, as well as various covenants, for which we were in compliance at September 30, 2020. While the Bonds mature in 2021, the reimbursement agreement requires annual redemptions of $0.4 million that commenced on October 25, 2002. A sinking fund is used for the annual principal payment. The Bonds bear interest at a floating rate determined weekly by the Bonds’ remarketing agent, which was the underwriter for the Bonds and is an affiliate of the bank. This interest rate was 0.27% as of September 30, 2020.

H. Commitments and Contingencies

Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of

$38.7 million as of September 30, 2020. We also had surety bonds totaling $162.4 million that were outstanding, with additional bonding capacity of $587.6 million available, at September 30, 2020.
We have a $9.0 million facility agreement ("Facility Agreement") between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2020, we had outstanding guarantees totaling $7.2 million and amounts available under this Facility Agreement were $1.8 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and may become or be declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2020, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2020, our exposure to possible liquidated damages was $2.4 million, of which approximately $0.2 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $0.2 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage. We have claimed force majeure on certain contracts due to delays associated with the COVID-19 pandemic. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$945	$1,350	$973
State	1,186	186	201
Foreign	66	88	449
	2,197	1,624	1,623
Deferred:
Federal	1,045	366	(1,834)
State	(91)	457	(247)
Foreign	519	(3)	(89)
	1,473	820	(2,170)
Total income tax provision (benefit)	$3,670	$2,444	$(547)

Income (loss) before income taxes was as follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
U.S.	$21,243	$11,859	$(2,103)
Foreign	(913)	475	(5,596)
Income (loss) before income taxes	$20,330	$12,334	$(7,699)
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2020	2019	2018
Statutory rate	21%	21%	25%
State income taxes, net of federal benefit	5	4	(2)
Research and development credit	(13)	(7)	9
Foreign rate differential	—	1	1
Foreign withholding	—	1	(3)
Valuation allowance	4	(2)	(20)
Deferred tax rate differential	—	—	(4)
Other	1	2	1
Effective rate	18%	20%	7%

On December 22, 2017, the new tax law lowered the corporate tax rate from 35% to 21% effective January 1, 2018. As a result, the U.S. federal statutory rate for Fiscal 2020 and 2019 is 21%, compared to the blended statutory rate of 24.5% effective for Fiscal 2018.

Our income tax provision (benefit) reflects an effective tax rate on pre-tax results of 18% in Fiscal 2020 compared to 20% and 7% in Fiscal 2019 and 2018, respectively. The effective tax rate of 18% for Fiscal 2020 was favorably impacted by the current year estimated Research and Development Tax Credit ("R&D Tax Credit") as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Likewise, the discrete items recorded in the third quarter of Fiscal 2020 in the amount of $1.7 million associated with the release of reserves for unrecognized tax benefits as a result of the expiration of statutes of limitations and the IRS audit settlement favorably impacted the effective tax rate. The effective tax rate was negatively impacted by the discrete item recorded in the second quarter of Fiscal 2020 for the valuation allowance against our U.K. deferred tax assets in the amount of $0.5 million as well as by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance. The effective tax rate for Fiscal 2019 approximated the U.S. federal statutory rate as favorable adjustments related to the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance, and the R&D Tax Credit were largely offset by unfavorable adjustments primarily related to state income taxes and other permanent items. Due to the loss position in Fiscal 2018, the effective tax rate was negatively impacted by foreign losses reserved for with a valuation allowance as well as $0.5 million of tax expense related to the re-measurement of U.S. deferred tax assets as a result of tax reform.
During our assessment of deferred income taxes, in the second quarter of Fiscal 2020, we recorded a valuation allowance of $0.5 million against our U.K. net deferred tax assets. In assessing the realizability of net deferred tax assets, we determined it was more-likely-than-not that the net deferred tax assets may not be realized based upon recent U.K. tax losses and anticipated results in the near term. Estimates may change as new events occur, estimates of future taxable income are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance.
We have not recorded deferred income taxes on $16.1 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2013 – 2019, United Kingdom 2018 – 2019 and the United States

2018 – 2019. As of September 30, 2020, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2020	2019
Gross assets	$18,326	$18,851
Gross liabilities and valuation allowance	(14,682)	(13,734)
Net deferred income tax asset	$3,644	$5,117
The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2020	2019
Deferred Tax Assets:
Net operating loss	$10,823	$10,636
Credit carryforwards	1,490	2,895
Deferred compensation	1,681	1,590
Uniform capitalization and inventory	1,067	983
Stock-based compensation	1,079	744
Reserve for accrued employee benefits	929	752
Warranty accrual	655	682
Accrued legal	112	115
Postretirement benefits liability	111	110
Other	379	344
Deferred tax assets	$18,326	$18,851
Deferred Tax Liabilities:
Depreciation and amortization	$(5,035)	$(5,138)
Retention and other	(620)	(365)
Deferred tax liabilities	$(5,655)	$(5,503)
Less: valuation allowance	(9,027)	(8,231)
Net deferred tax asset	$3,644	$5,117

As of September 30, 2020, we had tax credit carryforwards of $0.1 million not reserved with a valuation allowance that are available to reduce future U.S. federal tax liabilities. The majority of these tax credit carryforwards expire beginning in 2030. In addition, we had international net operating loss carryforwards of $0.8 million that were not reserved with a valuation allowance available to offset future taxable income in the respective jurisdictions, with approximately $0.2 million expiring in 2029 and 2030 and the remainder having an indefinite carryforward period.

We have established a valuation allowance in the amount of $9.0 million primarily related to the Canadian and U.K. net deferred tax assets. The net change in the total valuation allowance during the year was $0.8 million which was largely a result of the establishment of a valuation allowance on the net deferred tax assets of the U.K. In assessing the realizability of net deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of period	$2,703	$1,854	$1,219
Increases related to tax positions taken during the current period	220	240	180
Increases related to tax positions taken during a prior period	97	609	455
Decreases related to expiration of statute of limitations	(545)	—	—
Decreases related to settlement with taxing authorities	(1,223)	—	—
Balance at end of period	$1,252	$2,703	$1,854
Included in the balance of unrecognized tax benefits at the end of Fiscal 2020, 2019, and 2018 are $0.8 million, $2.1 million, and $1.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2020 was not material.
Due to the expiration of certain federal statutes of limitations and the settlement of the IRS audit discussed above, management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.1 million due to the settlement with taxing authorities related to voluntary filings. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of Fiscal 2018 – 2020.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $3.1 million, $3.2 million and $2.8 million in Fiscal 2020, 2019 and 2018, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.1 million related to this plan in Fiscal 2020. At September 30, 2020, total assets held by the trustee were $7.4 million and recorded in other assets and the liability was $6.6 million and recorded in other long-term liabilities in our Consolidated Balance Sheets. Of the $7.4 million of assets held by the trustee, $7.2 million is invested in company-owned life insurance policies and the remainder in mutual funds.
Certain former executives were provided an executive benefit plan that provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments was accrued over the service life of these individuals, and $0.1 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $3.3 million at September 30, 2020.

Retiree Medical Plan
We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.9 million as of both September 30, 2020 and 2019. Our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

K. Stock-Based Compensation
We have the following stock-based compensation plans:
Restricted Stock Units
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
In accordance with the 2014 Plan, the Compensation Committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the closing price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from their date of issuance. Fifty to sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty to fifty percent of the grant is earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2020, there were 154,034 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2019	131,850	$33.76
Granted	72,551	38.13
Vested	(49,617)	35.16
Forfeited/cancelled	(750)	33.16
Outstanding at September 30, 2020	154,034	$35.37
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan. As of September 30, 2020, there were 530,036 shares of common stock available for future grants.
Restricted Stock
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
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and SARs) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent is recognized over the remaining vesting period.
Under this 2014 Director Plan, in February 2020, 16,800 shares of restricted stock were issued to our non-employee directors at a price of $36.25 per share. In February 2019, we issued 14,000 shares of restricted stock to our non-employee directors at a price of $34.02 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 39,800 shares as of September 30, 2020.
At September 30, 2020 and 2019, there were 8,400 and 7,000 shares of unvested restricted stock outstanding, respectively. Total compensation expense related to restricted stock grants under all plans was $0.6 million, $0.5 million and $0.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. Total compensation expense related to RSUs under all plans was $2.9 million, $3.3 million and $2.7 million for the years ended September 30, 2020, 2019 and 2018, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2020 and 2019, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $1.2 million and $1.0 million, respectively. As of September 30, 2020, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately six months and 1.5 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2020
Assets:
Cash and cash equivalents	$160,216	$—	$—	$160,216
Short-term investments	18,705	—	—	18,705
Other assets	—	7,351	—	7,351
Liabilities:
Deferred compensation	—	6,569	—	6,569

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
Fair value guidance requires certain fair value disclosures to be presented in both interim and annual reports. The estimated fair value amounts of financial instruments have been determined using available market information and valuation methodologies described below.

Cash and cash equivalents - Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Consolidated Balance Sheets.
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

M. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the year ended September 30, 2020 (in thousands):

Lease Cost	2020
Operating lease cost	$2,389
Less: sublease income	(555)
Variable lease cost(1)	351
Short-term lease cost(2)	677
Total lease cost	$2,862

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

For the years ended September 30, 2019 and 2018, rent expense related to operating leases was $3.5 million and $3.4 million; however, these amounts did not include rent expense related to leases and rentals with initial terms of one year or less, which are included in short-term cost in the table above. For the years ended September 30, 2019 and 2018, sublease income from third parties was $1.3 million and $1.5 million; however, these amounts included common area maintenance charges, which are included in variable lease cost in the table above.

In Fiscal 2019, we recorded additional lease expense of $0.7 million related to certain facility leases in Canada that are no longer utilized in our operations. In Fiscal 2018, we incurred approximately $0.8 million due to anticipated losses on the sublet of a Canadian facility we exited in a prior period.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.6 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2020 (in thousands):

Operating Leases	September 30, 2020
Assets:
Operating lease assets, net	$5,217
Liabilities:
Current operating lease liabilities	2,352
Long-term operating lease liabilities	3,434
Total lease liabilities	$5,786

The following table provides the maturities of our operating lease liabilities as of September 30, 2020 (in thousands):

Operating Leases
2021	$2,581
2022	2,231
2023	1,187
2024	85
2025	—
Thereafter	—
Total future minimum lease payments	$6,084
Less: present value discount (imputed interest)	(298)
Present value of lease liabilities	$5,786

The weighted average discount rate as of September 30, 2020 was 4.19%. The weighted average remaining lease term was 2.55 years at September 30, 2020.

N. Segment Information
We manage our business as one reportable operating segment related to the development, design, manufacturing and servicing of custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy.
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2020	2019	2018
United States	$397,983	$406,609	$335,743
Canada	66,064	64,326	42,235
Middle East and Africa	18,162	18,420	38,490
Far East	18,079	11,405	12,976
Europe	15,866	13,746	10,538
Mexico, Central and South America	2,345	2,674	8,734
Total revenues	$518,499	$517,180	$448,716

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2020	2019
Long-lived assets:
United States	$67,071	$71,325
Canada	42,580	44,933
United Kingdom	4,721	4,554
Total	$114,372	$120,812

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2020 and 2019 (in thousands, except per share data):

	2020 Quarters
	First(1)	Second(1)	Third(1) (2)	Fourth(1) (3)	2020
Revenues	$134,150	$151,570	$118,062	$114,717	$518,499
Gross profit	21,826	29,685	21,344	21,720	94,575
Net income	2,775	7,421	3,481	2,983	16,660
Earnings per share:
Basic	$0.24	$0.64	$0.30	$0.26	$1.43
Diluted	$0.24	$0.64	$0.30	$0.25	$1.42

(1) The results for the first quarter of Fiscal 2020 demonstrated normal seasonality and were negatively impacted by holidays and work schedules related to other quarterly periods. The results for the second quarter of Fiscal 2020 improved due to the timing of orders and execution of backlog while revenues and gross profit decreased during the third and fourth quarters of Fiscal 2020 due to a decrease in orders resulting from a decline in demand across our industrial end markets, as well as project delays, cancellations and scope reductions associated with the global decline in demand across the oil and gas markets resulting from COVID-19.

(2) The results for the third quarter of Fiscal 2020 were negatively impacted by separation costs of $1.4 million as a result of workforce reductions.
(3) The results for the fourth quarter of Fiscal 2020 were positively impacted by other income of $0.5 million related to a death benefit received from our company-owned life insurance policy related to a retired employee.

	2019 Quarters
	First(1)	Second(1)	Third(1) (2)	Fourth(1)	2019
Revenues	$109,351	$123,737	$135,588	$148,504	$517,180
Gross profit	14,631	20,075	23,715	28,555	86,976
Net income (loss)	(2,695)	958	5,089	6,538	9,890
Earnings (loss) per share:
Basic	$(0.23)	$0.08	$0.44	$0.56	$0.85
Diluted	$(0.23)	$0.08	$0.44	$0.56	$0.85

(1) The results for the first quarter of Fiscal 2019 demonstrated normal seasonality and were negatively impacted by holidays and work schedules relative to other quarterly periods. The results for the subsequent quarters of Fiscal 2019 improved due to the timing of orders and execution of backlog.

(2) The results for the third quarter of Fiscal 2019 were favorably impacted by the receipt of a $1.0 million non-recurring business interruption insurance settlement recognized within operating income.

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

P. Separation Costs

In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions at most of our locations. As a result, we recorded $1.4 million of separation costs in restructuring and other, net on the Consolidated Statement of Operations during the third quarter of Fiscal 2020.

Q.  Subsequent Events
On November 3, 2020, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 16, 2020 to shareholders of record at the close of business on November 18, 2020.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2020, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2020, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2020, which appears in their report on the financial statements included herein.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2020.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2020.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2020.

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

10.23
Amended and Restated Credit Agreement, dated September 27, 2019, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, the Lenders party thereto and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.25 to our Form 10-K filed December 5, 2019 and incorporated herein by reference).

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial Officer (Principal Financial Officer)
Michael W. Metcalf

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/Thomas W. Powell	Chairman Emeritus of the Board Director
Thomas W. Powell

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Katheryn B. Curtis	Director
Katheryn B. Curtis

/s/ Perry L. Elders	Director
Perry L. Elders

/s/ James W. McGill	Director
James W. McGill

/s/ John D. White	Director
John D. White
/s/ Richard E. Williams	Director
Richard E. Williams
Date: December 9, 2020