Form 10-Q
period 2020-12-31
POWELL INDUSTRIES INC
filed 2021-02-03
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 1, 2021, there were 11,674,873 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$134,016	$160,216
Short-term investments	15,694	18,705
Accounts receivable, less allowance for doubtful accounts of $493 and $510	77,294	69,957
Contract assets	47,886	50,995
Inventories	29,019	28,968
Income taxes receivable	146	467
Prepaid expenses	3,937	4,402
Other current assets	2,299	1,948
Total Current Assets	310,291	335,658
Property, plant and equipment, net	114,866	114,372
Operating lease assets, net	4,711	5,217
Goodwill and intangible assets, net	1,116	1,161
Deferred income taxes	3,726	3,644
Other assets	13,600	12,226
Total Assets	$448,310	$472,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	28,012	35,029
Contract liabilities	70,939	79,445
Accrued compensation and benefits	10,129	21,739
Accrued product warranty	2,675	2,771
Current operating lease liabilities	2,154	2,352
Income taxes payable	1,799	1,861
Other current liabilities	10,720	9,350
Total Current Liabilities	126,828	152,947
Long-term debt, net of current maturities	—	400
Deferred compensation	8,197	6,710
Long-term operating lease liabilities	3,075	3,434
Other long-term liabilities	2,365	2,161
Total Liabilities	140,465	165,652
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,480,891 and 12,422,411 shares issued, respectively	125	124
Additional paid-in capital	62,259	61,998
Retained earnings	290,624	294,016
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(20,164)	(24,513)
Total Stockholders' Equity	307,845	306,626
Total Liabilities and Stockholders' Equity	$448,310	$472,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2020	2019
Revenues	$106,575	$134,150
Cost of goods sold	88,304	112,324
Gross profit	18,271	21,826

Selling, general and administrative expenses	16,874	17,289
Research and development expenses	1,673	1,474
Amortization of intangible assets	44	44
Operating income (loss)	(320)	3,019

Interest expense	50	67
Interest income	(111)	(381)
Income (loss) before income taxes	(259)	3,333
Income tax provision	105	558
Net income (loss)	$(364)	$2,775

Earnings (loss) per share:
Basic	$(0.03)	$0.24
Diluted	$(0.03)	$0.24

Weighted average shares:
Basic	11,674	11,614
Diluted	11,674	11,665
Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended December 31,
	2020	2019
Net income (loss)	$(364)	$2,775
Foreign currency translation adjustments	4,349	2,387
Comprehensive income	$3,985	$5,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends paid	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustments	—	—	—	—	—	—	2,387	2,387
Stock-based compensation	30	—	982	—	—	—	—	982
Shares withheld in lieu of employee tax withholding	—	—	(611)	—	—	—	—	(611)
Dividends paid	—	—	—	(3,013)	—	—	—	(3,013)
Balance, December 31, 2019	12,403	$124	$59,524	$289,184	(806)	$(24,999)	$(22,160)	$301,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2020	2019
Operating Activities:
Net income (loss)	$(364)	$2,775
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,630	2,597
Stock-based compensation	894	982
Bad debt expense (recovery)	(19)	42
Deferred income taxes	(82)	(126)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,249)	11,844
Contract assets and liabilities, net	(4,955)	1,474
Inventories	244	(3,054)
Income taxes	267	216
Prepaid expenses and other current assets	166	498
Accounts payable	(7,387)	(5,457)
Accrued liabilities	(10,087)	(10,128)
Other, net	(234)	445
Net cash provided by (used in) operating activities	(25,176)	2,108
Investing Activities:
Purchases of short-term investments	(3,924)	—
Maturities of short-term investments	7,847	6,146
Purchases of property, plant and equipment, net	(961)	(2,402)
Net cash provided by investing activities	2,962	3,744
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(632)	(611)
Dividends paid	(3,028)	(3,013)
Net cash used in financing activities	(4,060)	(4,024)
Net increase (decrease) in cash and cash equivalents	(26,274)	1,828
Effect of exchange rate changes on cash and cash equivalents	74	499
Cash and cash equivalents at beginning of period	160,216	118,639
Cash and cash equivalents at end of period	$134,016	$120,966

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
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas markets, including onshore and offshore oil and gas production, petrochemical, liquefied natural gas (LNG) terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first fiscal quarter of 2021, the COVID-19 pandemic continues to significantly impact global economic conditions. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
The consequences of a prolonged economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. Accordingly, the Company cannot reasonably estimate the duration or severity of this pandemic, or the extent to which the disruption may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission (SEC) on December 9, 2020.
References to Fiscal 2021 and Fiscal 2020 used throughout this report shall mean our fiscal years ended September 30, 2021 and 2020, respectively.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for doubtful accounts, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable) and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience, forecasts and various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
New Accounting Standard
In June 2016, the Financial Accounting Standards Board (FASB) issued a new topic on measurement of credit losses. The topic introduces an impairment model known as the current expected credit loss (CECL) model that is based on an expected loss methodology rather than an incurred loss methodology for financial instruments. Under the new topic, an entity recognizes as an allowance its estimate of expected credit losses with the intention of improving financial reporting by requiring timelier recognition of such losses. We adopted this topic on October 1, 2020 and such adoption did not have a material impact on our consolidated financial statements.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2020	2019
Numerator:
Net income (loss)	$(364)	$2,775
Denominator:
Weighted average basic shares	11,674	11,614
Dilutive effect of restricted stock units	—	51
Weighted average diluted shares	11,674	11,665
Earnings per share:
Basic	$(0.03)	$0.24
Diluted	$(0.03)	$0.24

For the three months ended December 31, 2020, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Doubtful Accounts
Activity in our allowance for doubtful accounts consisted of the following (in thousands):

	Three months ended December 31,
	2020	2019
Balance at beginning of period	$510	$301
Bad debt expense (recovery)	(19)	42
Uncollectible accounts written off, net of recoveries	(10)	(10)
Change due to foreign currency translation	12	13
Balance at end of period	$493	$346

Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2020	September 30, 2020
Raw materials, parts and sub-assemblies, net	$28,261	$27,429
Work-in-progress	758	1,539
Total inventories	$29,019	$28,968

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2020	2019
Balance at beginning of period	$2,771	$2,946
Increase to warranty expense	658	843
Deduction for warranty charges	(779)	(645)
Change due to foreign currency translation	25	18
Balance at end of period	$2,675	$3,162

D. Revenue
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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 92% of total revenues for the three months ended December 31, 2020 and 95% of total revenues for the three months ended December 31, 2019.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 8% of total revenues for the three months ended December 31, 2020 and 5% of total revenues for the three months ended December 31, 2019.
Additionally, some contracts may contain a cancellation clause that could limit the amount of revenue we are able to recognize over time. In these instances, revenue and costs associated with these contracts are deferred and recognized at a point in time when the performance obligation is fulfilled.
Selling and administrative costs incurred in relation to obtaining a contract are typically expensed as incurred. We periodically utilize a third-party sales agent to obtain a contract and will pay a commission to that agent. We record the full commission liability to the third-party sales agents at the order date, with a corresponding deferred asset. As the project progresses, we record commission expense based on percentage of completion rates that correlate to the project and reduce the deferred asset. Once we have been paid by the customer, we pay the commission and the liability is reduced.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2020, we had backlog of $464.9 million, of which approximately $306.8 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the three months ended December 31, 2020 and 2019, our operating results were positively impacted by $5.5 million and $4.3 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.

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
Contract Balances
The timing of revenue recognition, billings and cash collections affects accounts receivable, contract assets and contract liabilities in our Condensed Consolidated Balance Sheets.
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
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current. The timing of contract billing milestones related to our Fiscal 2020 contract award for a large industrial project contributed significantly to our net contract liability at September 30, 2020 and December 31, 2020.
Contract assets and liabilities as of December 31, 2020 and September 30, 2020 are summarized below (in thousands):

	December 31, 2020	September 30, 2020
Contract assets	$47,886	$50,995
Contract liabilities	(70,939)	(79,445)
Net contract liability	$(23,053)	$(28,450)
The decrease in net contract liability at December 31, 2020 from September 30, 2020 was primarily due to the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2020, we recognized revenue of approximately $36.4 million that was related to contract liabilities outstanding at September 30, 2020.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of December 31, 2020 and September 30, 2020, accounts receivable included retention amounts of $7.8 million and $6.9 million, respectively. Of the retained amount at December 31, 2020, $6.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.7 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2020 and 2019 (in thousands):

	Three months ended December 31,
	2020	2019
United States	$80,586	$107,078
Canada	14,091	14,454
Europe, Middle East and Africa	8,256	10,166
Asia/Pacific	2,716	1,686
Mexico, Central and South America	926	766
Total revenues by geographic destination	$106,575	$134,150

	Three months ended December 31,
	2020	2019
Oil and gas	$40,028	$59,994
Petrochemical	9,165	30,426
Electric utility	28,171	23,015
Traction power	13,361	8,351
All others	15,850	12,364
Total revenues by market sector	$106,575	$134,150

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
Industrial development revenue bonds	$400	$800
Less: current portion	(400)	(400)
Total long-term debt	$—	$400
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 2024. As of December 31, 2020, there were no amounts borrowed under this facility and letters of credit outstanding were $38.9 million. There was $36.1 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2020.
We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation and amortization (EBITDA) could restrict our ability to issue letters of credit under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2020, we were in compliance with all of the financial covenants of the U.S. Revolver.
The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate (LIBOR) plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated leverage ratio.

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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds are subject to various covenants, for which we were in compliance at December 31, 2020. The Bonds mature in 2021 and bear interest at a floating rate determined weekly by the Bonds’ remarketing agent. This interest rate was 0.24% as of December 31, 2020.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $38.9 million as of December 31, 2020. We also had surety bonds totaling $185.0 million that were outstanding, with additional bonding capacity of $565.0 million available, at December 31, 2020.
We have a $9.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2020, we had outstanding guarantees totaling $7.6 million and amounts available under this Facility Agreement were $2.0 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2020, we were in compliance with all of the financial covenants of the Facility Agreement.
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

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At December 31, 2020, there were 202,836 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.

Total RSU activity (number of shares) for the three months ended December 31, 2020 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2020	154,034	$35.37
Granted	104,550	24.08
Vested	(55,748)	32.50
Forfeited/canceled	—	—
Outstanding at December 31, 2020	202,836	$30.34

During the three months ended December 31, 2020 and 2019, we recorded compensation expense of $0.8 million and $0.9 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. During the three months ended December 31, 2020 and 2019, there were no restricted shares granted. During both the three months ended December 31, 2020 and 2019, we recorded compensation expense of $0.1 million related to restricted stock.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2020
Assets:
Cash and cash equivalents	$134,016	$—	$—	$134,016
Short-term investments	15,694	—	—	15,694
Other assets	—	8,098	—	8,098
Liabilities:
Deferred compensation	—	8,070	—	8,070
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2020
Assets:
Cash and cash equivalents	$160,216	$—	$—	$160,216
Short-term investments	18,075	—	—	18,075
Other assets	—	7,351	—	7,351
Liabilities:
Deferred compensation	—	6,569	—	6,569

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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2020.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three months ended December 31, 2020 (in thousands):

	Three months ended December 31,
Lease Cost	2020	2019
Operating lease cost	$608	$628
Less: sublease income	(180)	(79)
Variable lease cost(1)	108	94
Short-term lease cost(2)	169	190
Total lease cost	$705	$833

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.5 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2020 (in thousands):

Operating Leases	December 31, 2020	September 30, 2020
Assets:
Operating lease assets, net	$4,711	$5,217
Liabilities:
Current operating lease liabilities	2,154	2,352
Long-term operating lease liabilities	3,075	3,434
Total lease liabilities	$5,229	$5,786

The following table provides the maturities of our operating lease liabilities as of December 31, 2020 (in thousands):

Operating Leases
Remainder of 2021	$1,859
2022	2,302
2023	1,233
2024	86
2025	—
Thereafter	—
Total future minimum lease payments	5,480
Less: present value discount (imputed interest)	(251)
Present value of lease liabilities	$5,229

The weighted average discount rate as of December 31, 2020 was 4.17%. The weighted average remaining lease term was 2.3 years at December 31, 2020.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2020	2019
Income (loss) before income taxes	$(259)	$3,333

Income tax provision	105	558

Net income (loss)	$(364)	$2,775

Effective tax rate	(41)%	17%

Our income tax provision reflects an effective tax rate on pre-tax income (loss) of negative 41% for the first quarter of Fiscal 2021 compared to 17% in the first quarter of Fiscal 2020. For the three months ended December 31, 2020, the income tax provision was negatively impacted by losses recognized in various foreign jurisdictions that were reserved with a valuation allowance as well as discrete items in the amount of $0.1 million primarily related to the vesting of restricted stock units. The income tax provision was partially offset by the estimated Research and Development Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance for the three months ended December 31, 2020 and 2019. There were no material discrete items recognized in the first quarter of Fiscal 2020.

K. Subsequent Events
Quarterly Dividend Declared
On February 2, 2021, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on March 17, 2021 to shareholders of record at the close of business on February 17, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential shareholders about our Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, acquisitions and capital spending. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
Risk Factors Related to our Business and Industry
•Our business is subject to the cyclical nature of the end markets that we serve. This has had, and may continue to have, an adverse effect on our future operating results.
•Our industry is highly competitive.
•Technological innovations by competitors may make existing products and production methods obsolete.
•Unforeseen difficulties with expansions, relocations or consolidations of existing facilities could adversely affect our operations.
•Quality problems with our products could harm our reputation and erode our competitive position.
•Growth and product diversification through strategic acquisitions involves a number of risks.
•Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.
•We are exposed to risks relating to the use of subcontractors on some of our projects.
•Misconduct by our employees or subcontractors, or a failure to comply with laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.
•Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.
•Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic), acts of war and terrorism, among others, could disrupt our business.
Risk Factors Related to our Financial Condition and Markets
•Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
•Our backlog is subject to unexpected adjustments, cancellations and scope reductions and, therefore, may not be a reliable indicator of our future earnings.
•Revenues recognized over time from our fixed-price contracts could result in volatility in our results of operations.
•Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
•Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
•Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.

•Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.
•We extend credit to customers in conjunction with our performance under fixed price contracts which subjects us to potential credit risks.
•We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
•Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
•Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.
•A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.
Risk Factors Related to our Common Stock
•Our stock price could decline or fluctuate significantly due to unforeseen circumstances. These fluctuations may cause our stockholders to incur losses.
•There can be no assurance that we will declare or pay future dividends on our common stock.
Risk Factors Related to Legal and Regulatory Matters
•Our operations could be adversely impacted by the effects of government regulations.
•Changes in and compliance with environmental laws could adversely impact our financial results.
•Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
•Significant developments arising from recent U.S. Government proposals concerning tariffs and other economic proposals could adversely impact our business.
General Risk Factors
•Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
•The departure of key personnel could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2020. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission (SEC) on December 9, 2020 and is available on the SEC’s website at www.sec.gov.
Overview
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas markets, including onshore and offshore oil and gas production, petrochemical, liquefied natural gas (LNG) terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other heavy industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic conditions and anticipated environmental, safety or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors, including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to the customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end-user customers as well as prevailing global economic conditions.
Beginning in late Fiscal 2018, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector have benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. However, we began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, we anticipate that these cyclical conditions will persist through Fiscal 2021.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first fiscal quarter of 2021, the COVID-19 pandemic continues to significantly impact global economic conditions. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. The demand for our products and services as well as our operations have been negatively impacted by COVID-19, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and instituted a temporary furlough program for our salaried workforce in North America. We have also reduced our capital and discretionary spending in response to current business conditions and will continue to monitor the economic conditions during the remainder of Fiscal 2021.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended December 31, 2020 Compared to the Quarter Ended December 31, 2019 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 21%, or $27.6 million, to $106.6 million in the first quarter of Fiscal 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across the oil and gas end markets. These cyclical market conditions, which began in the second half of Fiscal 2020, led to a reduction in project bookings which has negatively impacted, and will continue to negatively impact, our revenues in Fiscal 2021. Domestic revenues decreased by 25%, or $26.4 million, to $79.7 million in the first quarter of Fiscal 2021. Domestic revenues were favorably impacted by our progress on our large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 13% of our consolidated revenues for the first quarter of Fiscal 2021. International revenues decreased by 4%, or $1.1 million, to $26.9 million in the first quarter of Fiscal 2021 as a result of lower commercial activity across our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas end markets decreased by 33%, or $20.0 million, to $40.0 million in the first quarter of Fiscal 2021, while petrochemical revenue decreased by 70%, or $21.3 million, to $9.2 million in the first quarter of Fiscal 2021, in each case primarily due to the uncertainty across our end markets. Revenue from utility markets increased by 22%, or $5.2 million, to $28.2 million, and traction market revenue increased by 60%, or $5.0 million, to $13.4 million in the first quarter of Fiscal 2021, as the mix of our projects shifts across our global operating facilities. Revenue from all other markets combined increased by $3.5 million to $15.9 million in the first quarter of Fiscal 2021.
The reduction in revenue led to a reduction in gross profit of 16%, or $3.6 million, as compared to the first quarter of Fiscal 2020. However, gross profit of $18.3 million for the first quarter of Fiscal 2021 benefited from favorable close out gains on certain projects resulting from cost and productivity efficiencies and to a lesser extent from cancellation fees from certain contracts in our North American manufacturing facilities. As a result, gross profit as a percentage of revenues increased to 17% in the first quarter of Fiscal 2021, compared to 16% in the first quarter of Fiscal 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 2%, or $0.4 million, to $16.9 million in the first quarter of Fiscal 2021, primarily due to decreased personnel costs as a result of workforce reductions in Fiscal 2020 and lower travel-related costs resulting from the COVID-19 pandemic. Selling, general and administrative expenses, as a percentage of revenues, was 16% during the first quarter of Fiscal 2021 compared to 13% during the first quarter of Fiscal 2020, primarily due to the decrease in revenues.
Income Tax Provision
We recorded an income tax provision of $0.1 million in the first quarter of Fiscal 2021, compared to an income tax provision of $0.6 million in the first quarter of Fiscal 2020. The effective tax rate for the first quarter of Fiscal 2021 was negative 41%, compared to an effective tax rate of 17% in the first quarter of Fiscal 2020. For the three months ended December 31, 2020, the income tax provision was negatively impacted by losses recognized in various foreign jurisdictions that were reserved with a valuation allowance as well as discrete items primarily related to the vesting of restricted stock units. The income tax provision was favorably impacted by the estimated Research and Development Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance in the first quarter of Fiscal 2021 and 2020.

Net Income/Loss
In the first quarter of Fiscal 2021, we recorded a net loss of $0.4 million, or $0.03 per diluted share, compared to net income of $2.8 million, or $0.24 per diluted share, in the first quarter of Fiscal 2020, primarily due to a decline in revenues and gross profit resulting from lower orders caused by the economic impact resulting from the COVID-19 pandemic and the associated reduction in global demand across the oil and gas end markets.
Backlog
The order backlog at December 31, 2020 was $464.9 million, a decrease of 2% from $476.8 million at September 30, 2020 and a 9% increase over the $425.9 million backlog at December 31, 2019. Bookings, net of cancellations and scope reductions, decreased by 34% in the first quarter of Fiscal 2021 to $91.1 million, compared to $137.4 million in the first quarter of Fiscal 2020, primarily due to decreased global demand across our core oil and gas markets.
Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases, delayed some of their major capital investment projects. Beginning in late Fiscal 2018 through the first quarter of Fiscal 2020, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced to some extent by relative stabilization of commodity prices and the increased global demand for cleaner-burning fuels during that period of time. We believe that this change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020. However, the recent declines in oil prices and the global economic impacts from COVID-19 have had, and may continue to have, a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transition to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. The strong commercial activity and subsequent orders in Fiscal 2018 and 2019 led to solid revenue and operating results for Fiscal 2020. We began to experience lower commercial activity in Fiscal 2020 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions will persist through Fiscal 2021. We will continue to monitor the variables that impact our markets while adjusting to the global conditions in order to maintain a competitive cost and technological advantage in the markets that we serve.
The consequences of a prolonged economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. Accordingly, the Company cannot reasonably estimate the duration or severity of this pandemic, or the extent to which the disruption may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.

Liquidity and Capital Resources
As of December 31, 2020, current assets exceeded current liabilities by 2.4 times, and our debt to total capitalization was 0.13%.
Cash, cash equivalents and short-term investments decreased to $149.7 million at December 31, 2020, compared to $178.9 million at September 30, 2020. This decrease in cash was primarily driven by a decrease in accounts receivable collections and the timing of contract billing milestones as well as the payment of Fiscal 2020 variable incentive compensation. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.

We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 2024. As of December 31, 2020, there were no amounts borrowed under this facility, and letters of credit outstanding were $38.9 million. As of December 31, 2020, $36.1 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.4 million at December 31, 2020 related to outstanding industrial development revenue bonds. We are required to maintain certain financial covenants, the most significant of which are a consolidated leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation and amortization (EBITDA) could restrict our ability to issue letters of credit under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $26.6 million of our cash and cash equivalents at December 31, 2020 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used $25.2 million during the three months ended December 31, 2020 and provided $2.1 million during the same period in Fiscal 2020. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to a decrease in accounts receivable collections and the timing of contract billing milestones.
Investing Activities
Investing activities provided $3.0 million during the three months ended December 31, 2020 compared to $3.7 million provided during the same period in Fiscal 2020. The decrease in cash provided by investing activities in the first three months of Fiscal 2020 was primarily due to short-term investment activity offset by a decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $4.1 million during the three months ended December 31, 2020 and $4.0 million during the same period in Fiscal 2020, which primarily consisted of approximately $3.0 million of dividends paid in each period.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on December 9, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.

Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquefied natural gas terminals, as well as petrochemical, electric utility and light traction power. Occasionally, our customers may include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. While we may do so in the future, we have not currently entered into any derivative contracts to hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2020, our realized foreign exchange gain was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $20.2 million as of December 31, 2020, a decrease of $4.3 million compared to September 30, 2020. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on December 9, 2020.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 3, 2021	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2021	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)