Form 10-Q
period 2021-03-31
POWELL INDUSTRIES INC
filed 2021-05-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 3, 2021, there were 11,691,673 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	September 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$134,093	$160,216
Short-term investments	19,852	18,705
Accounts receivable, less allowance for credit losses of $382 and $510	72,070	69,957
Contract assets	42,728	50,995
Inventories	30,031	28,968
Income taxes receivable	147	467
Prepaid expenses	2,061	4,402
Other current assets	1,806	1,948
Total Current Assets	302,788	335,658
Property, plant and equipment, net	113,653	114,372
Operating lease assets, net	4,390	5,217
Goodwill and intangible assets, net	1,072	1,161
Deferred income taxes	4,666	3,644
Other assets	14,179	12,226
Total Assets	$440,748	$472,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	39,598	35,029
Contract liabilities	54,098	79,445
Accrued compensation and benefits	13,356	21,739
Accrued product warranty	2,467	2,771
Current operating lease liabilities	1,948	2,352
Income taxes payable	310	1,861
Other current liabilities	8,778	9,350
Total Current Liabilities	120,955	152,947
Long-term debt, net of current maturities	—	400
Deferred compensation	8,413	6,710
Long-term operating lease liabilities	2,897	3,434
Other long-term liabilities	2,151	2,161
Total Liabilities	134,416	165,652
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,497,691 and 12,422,411 shares issued, respectively	125	124
Additional paid-in capital	63,112	61,998
Retained earnings	287,364	294,016
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(19,270)	(24,513)
Total Stockholders' Equity	306,332	306,626
Total Liabilities and Stockholders' Equity	$440,748	$472,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenues	$118,716	$151,570	$225,291	$285,720
Cost of goods sold	101,563	121,885	189,867	234,209
Gross profit	17,153	29,685	35,424	51,511

Selling, general and administrative expenses	16,675	18,573	33,549	35,861
Research and development expenses	1,601	1,783	3,274	3,258
Amortization of intangible assets	44	44	88	88
Operating income (loss)	(1,167)	9,285	(1,487)	12,304

Interest expense	51	60	101	127
Interest income	(47)	(330)	(158)	(711)
Income (loss) before income taxes	(1,171)	9,555	(1,430)	12,888
Income tax provision (benefit)	(946)	2,134	(841)	2,692
Net income (loss)	$(225)	$7,421	$(589)	$10,196

Earnings (loss) per share:
Basic	$(0.02)	$0.64	$(0.05)	$0.88
Diluted	$(0.02)	$0.64	$(0.05)	$0.87

Weighted average shares:
Basic	11,707	11,621	11,690	11,617
Diluted	11,707	11,681	11,690	11,673
Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(225)	$7,421	$(589)	$10,196
Foreign currency translation adjustments	894	(6,916)	5,243	(4,529)
Comprehensive income	$669	$505	$4,654	$5,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends paid	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845
Net loss	—	—	—	(225)	—	—	—	(225)
Foreign currency translation adjustments	—	—	—	—	—	—	894	894
Stock-based compensation	17	—	853	—	—	—	—	853
Dividends paid	—	—	—	(3,035)	—	—	—	(3,035)
Balance, March 31, 2021	12,498	$125	$63,112	$287,364	(806)	$(24,999)	$(19,270)	$306,332

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	2,775	—	—	—	2,775
Foreign currency translation adjustments	—	—	—	—	—	—	2,387	2,387
Stock-based compensation	30	—	982	—	—	—	—	982
Shares withheld in lieu of employee tax withholding	—	—	(611)	—	—	—	—	(611)
Dividends paid	—	—	—	(3,013)	—	—	—	(3,013)
Balance, December 31, 2019	12,403	$124	$59,524	$289,184	(806)	$(24,999)	$(22,160)	$301,673
Net income	—	—	—	7,421	—	—	—	7,421
Foreign currency translation adjustments	—	—	—	—	—	—	(6,916)	(6,916)
Stock-based compensation	17	—	968	—	—	—	—	968
Dividends paid	—	—	—	(3,015)	—	—	—	(3,015)
Balance, March 31, 2020	12,420	$124	$60,492	$293,590	(806)	$(24,999)	$(29,076)	$300,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2021	2020
Operating Activities:
Net income (loss)	$(589)	$10,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,289	5,241
Stock-based compensation	1,747	1,950
Bad debt expense (recovery), net	(132)	51
Deferred income taxes	(1,022)	706
Changes in operating assets and liabilities:
Accounts receivable, net	(820)	20,446
Contract assets and liabilities, net	(16,647)	(19,614)
Inventories	(707)	(2,095)
Income taxes	(1,231)	127
Prepaid expenses and other current assets	2,542	2,847
Accounts payable	3,908	(5,602)
Accrued liabilities	(9,119)	(5,163)
Other, net	(1,298)	(1,672)
Net cash provided by (used in) operating activities	(18,079)	7,418
Investing Activities:
Purchases of short-term investments	(15,835)	—
Maturities of short-term investments	15,788	6,146
Purchases of property, plant and equipment, net	(1,590)	(3,469)
Proceeds from life insurance policies	474	—
Net cash provided by (used in) investing activities	(1,163)	2,677
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(632)	(611)
Dividends paid	(6,063)	(6,028)
Net cash used in financing activities	(7,095)	(7,039)
Net increase (decrease) in cash and cash equivalents	(26,337)	3,056
Effect of exchange rate changes on cash and cash equivalents	214	(1,124)
Cash and cash equivalents at beginning of period	160,216	118,639
Cash and cash equivalents at end of period	$134,093	$120,571

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
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first half of Fiscal 2021, the COVID-19 pandemic continues to significantly impact global economic conditions. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
The consequences of a prolonged global economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. Accordingly, the Company cannot reasonably estimate the duration or severity of this pandemic, or the extent to which the disruption may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for credit losses, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable), liquidated damages and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience, forecasts and various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(225)	$7,421	$(589)	$10,196
Denominator:
Weighted average basic shares	11,707	11,621	11,690	11,617
Dilutive effect of restricted stock units	—	60	—	56
Weighted average diluted shares	11,707	11,681	11,690	11,673
Earnings (loss) per share:
Basic	$(0.02)	$0.64	$(0.05)	$0.88
Diluted	$(0.02)	$0.64	$(0.05)	$0.87

For the three and six months ended March 31, 2021, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Balance at beginning of period	$493	$346	$510	$301
Bad debt expense (recovery), net	(113)	9	(132)	51
Uncollectible accounts written off, net of recoveries	—	(45)	(10)	(55)
Change due to foreign currency translation	2	(10)	14	3
Balance at end of period	$382	$300	$382	$300

Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2021	September 30, 2020
Raw materials, parts and sub-assemblies, net	$29,302	$27,429
Work-in-progress	729	1,539
Total inventories	$30,031	$28,968

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Balance at beginning of period	$2,675	$3,162	$2,771	$2,946
Increase to warranty expense	395	784	1,053	1,627
Deduction for warranty charges	(609)	(670)	(1,388)	(1,315)
Change due to foreign currency translation	6	—	31	18
Balance at end of period	$2,467	$3,276	$2,467	$3,276

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for the three months ended March 31, 2021, 92% of total revenues for the six months ended March 31, 2021 and 96% of total revenues for each of the three and six months ended March 31, 2020.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 7% of total revenues for the three months ended March 31, 2021, 8% of total revenues for the six months ended March 31, 2021 and 4% of total revenues for each of the three and six months ended March 31, 2020.
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
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgment. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single custom-engineered solution. Our contracts include a standard one year assurance warranty. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as a separate performance obligation, and revenue is deferred and recognized over the warranty period. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of March 31, 2021, we had backlog of $436.6 million, of which approximately $322.7 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2021 and 2020, our operating results were positively impacted by $8.2 million and $9.0 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.

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
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current. The timing of contract billing milestones related to our Fiscal 2020 contract award for a large industrial project contributed significantly to our net contract liability at September 30, 2020 and March 31, 2021.
Contract assets and liabilities as of March 31, 2021 and September 30, 2020 are summarized below (in thousands):

	March 31, 2021	September 30, 2020
Contract assets	$42,728	$50,995
Contract liabilities	(54,098)	(79,445)
Net contract liability	$(11,370)	$(28,450)
The decrease in net contract liability at March 31, 2021 from September 30, 2020 was primarily due to the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2021, we recognized revenue of approximately $55.2 million that was related to contract liabilities outstanding at September 30, 2020.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of March 31, 2021 and September 30, 2020, accounts receivable included retention amounts of $8.8 million and $6.9 million, respectively. Of the retained amount at March 31, 2021, $7.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.7 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the six months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
United States	$87,939	$121,432	$168,525	$228,510
Canada	17,734	15,407	31,825	29,861
Europe, Middle East and Africa	10,937	8,816	19,193	18,982
Asia/Pacific	2,009	5,456	4,725	7,142
Mexico, Central and South America	97	459	1,023	1,225
Total revenues by geographic destination	$118,716	$151,570	$225,291	$285,720

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Oil and gas	$50,142	$51,954	$90,171	$111,948
Petrochemical	10,196	47,337	19,361	77,763
Electric utility	28,452	24,255	56,622	47,270
Traction power	15,140	13,944	28,501	22,295
All others	14,786	14,080	30,636	26,444
Total revenues by market sector	$118,716	$151,570	$225,291	$285,720

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
Industrial development revenue bonds	$400	$800
Less: current portion	(400)	(400)
Total long-term debt	$—	$400
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. On March 12, 2021, we entered into a first amendment to the U.S. Revolver which, among other things, amended certain terms related to the calculation of the consolidated leverage ratio from gross leverage to net leverage. As a result of the first amendment, up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we now have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of March 31, 2021, there were no amounts borrowed under the U.S. Revolver and letters of credit outstanding were $38.6 million. There was $36.4 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2021.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) could restrict our ability to issue letters of credit and borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which now can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of March 31, 2021, we were in compliance with all of the financial covenants of the U.S. Revolver.

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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds are subject to various covenants, for which we were in compliance at March 31, 2021. The Bonds mature in October 2021 and bear interest at a floating rate determined weekly by the Bonds’ remarketing agent. This interest rate was 0.14% as of March 31, 2021.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $38.6 million as of March 31, 2021. We also had surety bonds totaling $173.4 million that were outstanding, with additional bonding capacity of $276.6 million available, at March 31, 2021. At present, we have strong surety relationships; however a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2021, we had outstanding guarantees totaling $6.8 million and amounts available under this Facility Agreement were $2.8 million. The Facility Agreement expires in May 2021 and provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2021, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At March 31, 2021, there were 202,836 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2021 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2020	154,034	$35.37
Granted	104,550	24.08
Vested	(55,748)	32.50
Forfeited/canceled	—	—
Outstanding at March 31, 2021	202,836	$30.34

During the six months ended March 31, 2021 and 2020, we recorded compensation expense of $1.3 million and $1.5 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2021, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan at a price of $31.33 per share. During both the six months ended March 31, 2021 and 2020, we recorded compensation expense of $0.4 million related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2021
Assets:
Cash and cash equivalents	$134,093	$—	$—	$134,093
Short-term investments	19,852	—	—	19,852
Other assets	—	8,712	—	8,712
Liabilities:
Deferred compensation	—	8,300	—	8,300
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2021.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and six months ended March 31, 2021 and 2020, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$629	$580	$1,237	$1,208
Less: sublease income	(177)	(158)	(357)	(237)
Variable lease cost(1)	109	84	217	178
Short-term lease cost(2)	319	159	488	349
Total lease cost	$880	$665	$1,585	$1,498

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.5 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020, respectively (in thousands):

Operating Leases	March 31, 2021	September 30, 2020
Assets:
Operating lease assets, net	$4,390	$5,217
Liabilities:
Current operating lease liabilities	1,948	2,352
Long-term operating lease liabilities	2,897	3,434
Total lease liabilities	$4,845	$5,786

The following table provides the maturities of our operating lease liabilities as of March 31, 2021 (in thousands):

Operating Leases
Remainder of 2021	$1,203
2022	2,387
2023	1,365
2024	101
2025	—
Thereafter	—
Total future minimum lease payments	5,056
Less: present value discount (imputed interest)	(211)
Present value of lease liabilities	$4,845

The weighted average discount rate as of March 31, 2021 was 4.1%. The weighted average remaining lease term was 2.1 years at March 31, 2021.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Income (loss) before income taxes	$(1,171)	$9,555	$(1,430)	$12,888

Income tax provision (benefit)	(946)	2,134	(841)	2,692

Net income (loss)	$(225)	$7,421	$(589)	$10,196

Effective tax rate	81%	22%	59%	21%

Our income tax provision (benefit) reflects an effective tax rate on pre-tax income (loss) of 81% for the second quarter of Fiscal 2021 compared to 22% for the second quarter of Fiscal 2020. For the three and six months ended March 31, 2021, the income tax benefit largely resulted from the relative amounts of income/loss recognized in various tax jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, and the estimated Research and Development Tax Credit (R&D Tax Credit).

The effective tax rate for the three and six months ended March 31, 2020 was favorably impacted by the R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. These favorable impacts were offset by the valuation allowance recorded against our UK deferred tax assets as a discrete item during the second quarter of Fiscal 2020.

K. Subsequent Events
Quarterly Dividend Declared
On May 4, 2021, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on June 16, 2021 to shareholders of record at the close of business on May 19, 2021.

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
Beginning in late Fiscal 2018, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. However, we began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, we anticipate that these cyclical conditions will persist throughout Fiscal 2021.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first half of Fiscal 2021, the COVID-19 pandemic continues to significantly impact global economic conditions. This pandemic has negatively impacted energy demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. The demand for our products and services as well as our operations have been negatively impacted by COVID-19, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and reduced our capital and discretionary spending in response to current business conditions and will continue to monitor the economic conditions during the remainder of Fiscal 2021.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 22%, or $32.9 million, to $118.7 million in the second quarter of Fiscal 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across the oil and gas end markets. These cyclical market conditions, which began in the second half of Fiscal 2020, led to a reduction in project bookings and project delays which have negatively impacted, and will continue to negatively impact, our revenues in Fiscal 2021. Domestic revenues decreased, as noted above, by 27%, or $32.9 million, to $87.9 million in the second quarter of Fiscal 2021. Included in our domestic revenues is our large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 20% of our consolidated revenues for the second quarter of Fiscal 2021. International revenues increased by $0.1 million, to $30.8 million in the second quarter of Fiscal 2021 as a result of lower commercial activity across our international operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas end markets decreased by 3%, or $1.8 million, to $50.1 million in the second quarter of Fiscal 2021, while petrochemical revenue decreased by 78%, or $37.1 million, to $10.2 million in the second quarter of Fiscal 2021, in each case primarily due to the uncertainty across our end markets. Revenue from utility markets increased by 17%, or $4.2 million, to $28.5 million, and traction market revenue increased by 9%, or $1.2 million, to $15.1 million in the second quarter of Fiscal 2021, as the mix of our projects shifts across our global operating facilities. Revenue from all other markets combined increased by $0.7 million to $14.8 million in the second quarter of Fiscal 2021.
The reduction in revenues led to a subsequent reduction in gross profit, decreasing by 42%, or $12.5 million, to $17.2 million for the second quarter of Fiscal 2021. Gross profit as a percentage of revenues decreased to 14% in the second quarter of Fiscal 2021, compared to 20% in the second quarter of Fiscal 2020. The decrease in gross profit as a percentage of revenues was driven in part by underutilization across our Texas manufacturing facilities resulting from the lower volume as well as a one week shutdown due to a statewide power outage resulting from winter storm Uri, but also was adversely impacted by the increasing commodity costs, specifically for copper and steel.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 10%, or $1.9 million, to $16.7 million in the second quarter of Fiscal 2021, driven by the restructuring actions that were initiated in the third quarter of Fiscal 2020, as well as a reduction in personnel costs and lower travel-related costs resulting from the COVID-19 pandemic. Selling, general and administrative expenses as a percentage of revenues was 14% during the second quarter of Fiscal 2021 compared to 12% during the second quarter of Fiscal 2020, primarily due to the decrease in revenues.
Income Tax Provision/Benefit
We recorded an income tax benefit of $0.9 million in the second quarter of Fiscal 2021, compared to an income tax provision of $2.1 million in the second quarter of Fiscal 2020. The effective tax rate for the second quarter of Fiscal 2021 was 81%, compared to an effective tax rate of 22% in the second quarter of Fiscal 2020. For the three months ended March 31, 2021, the effective tax rate was favorably impacted by the relative amounts of income/loss recognized in various tax jurisdictions. The effective tax rate was also favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance in the second quarter of Fiscal 2021 and 2020.
Net Income/Loss
In the second quarter of Fiscal 2021, we recorded a net loss of $0.2 million, or $0.02 per diluted share, compared to net income of $7.4 million, or $0.64 per diluted share, in the second quarter of Fiscal 2020. This decrease is attributable to lower revenues in the second fiscal quarter of 2021 versus the prior year and the associated leverage impact resulting from the lower global demand across our industrial end markets, as well as increasing commodity costs for both copper and steel.

Backlog
The order backlog at March 31, 2021 was $436.6 million, a decrease of 6% from $464.9 million at December 31, 2020 and a decrease of 23% from $566.4 million backlog at March 31, 2020. Bookings, net of cancellations and scope reductions, decreased by 71% in the second quarter of Fiscal 2021 to $88.5 million, compared to $300.7 million in the second quarter of Fiscal 2020, primarily due to a substantial contract awarded in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and decreased global demand across our core oil and gas markets.
Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 21%, or $60.4 million, to $225.3 million in the six months ended March 31, 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across the oil and gas end markets. Domestic revenues decreased by 26%, or $58.5 million, to $168.5 million in the six months ended March 31, 2021. International revenues decreased by 3%, or $1.9 million, to $56.8 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets decreased by 19%, or $21.8 million, to $90.2 million in the six months ended March 31, 2021. Petrochemical revenue decreased by 75%, or $58.4 million, to $19.4 million in the six months ended March 31, 2021. Revenue from utility markets increased by 20%, or $9.4 million, to $56.6 million, and traction market revenue increased by 28%, or $6.2 million, to $28.5 million in the six months ended March 31, 2021, as the mix of our projects shifts across our global operating facilities. Revenue from all other markets combined increased by 16%, or $4.2 million, to $30.6 million in the six months ended March 31, 2021.
The reduction in revenue led to a reduction in gross profit of 31%, or $16.1 million, as compared to the first half of Fiscal 2020. However, gross profit of $35.4 million for the first half of Fiscal 2021 benefited from favorable close out gains on certain projects resulting from cost and productivity efficiencies and to a lesser extent from cancellation fees from certain contracts in our North American manufacturing facilities, which was partially offset by higher commodity prices and factory underutilization. Gross profit as a percentage of revenues decreased to 16% in the six months ended March 31, 2021, compared to 18% in the six months ended March 31, 2020 as a result of the reduction in revenues noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 6%, or $2.3 million, to $33.5 million in the six months ended March 31, 2021, partially due to the restructuring action taken in the third quarter of Fiscal 2020 as well as the decreased personnel costs and travel-related costs. Selling, general and administrative expenses, as a percentage of revenues increased to 15% during the six months ended March 31, 2021, compared to 13% during the six months ended March 31, 2020, primarily due to the decrease in revenues.
Income Tax Provision/Benefit
We recorded an income tax benefit of $0.8 million in the six months ended March 31, 2021, compared to an income tax provision of $2.7 million in the six months ended March 31, 2020. The effective tax rate for the six months ended March 31, 2021 was 59%, compared to an effective tax rate of 21% for the six months ended March 31, 2020. For the six months ended March 31, 2021 and 2020, the effective tax rate was favorably impacted by the R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Conversely, the effective tax rate was negatively impacted by a discrete item related to the establishment of a valuation allowance against the UK deferred tax assets in the six months ended March 31, 2020.
Net Income/Loss
In the six months ended March 31, 2021, we recorded a net loss of $0.6 million, or $0.05 per diluted share, compared to net income of $10.2 million, or $0.87 per diluted share, in the six months ended March 31, 2020, primarily due to a decline in revenues and gross profit resulting from lower orders and project delays caused by the economic impact resulting from the COVID-19 pandemic and the associated reduction in global demand across our industrial end markets.

Backlog
The order backlog at March 31, 2021 was $436.6 million, a decrease of 8% from $476.8 million at September 30, 2020. Bookings, net of cancellations and scope reductions, decreased by 59% during the six months ended March 31, 2021 to $179.6 million, compared to $438.1 million in the six months ended March 31, 2020. The decrease in bookings was primarily due to the large contract awarded in the second quarter of Fiscal 2020 and decreased global demand across our core oil and gas markets.

Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases delayed or cancelled some of their major capital investment projects. Beginning in late Fiscal 2018 through the first quarter of Fiscal 2020, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced to some extent by relative stabilization of commodity prices and the increased global demand for cleaner-burning fuels during that period of time. We believe that this change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020. However, the recent declines in oil prices and the global economic impacts from COVID-19 have had, and may continue to have, a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transition to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. The strong commercial activity and subsequent orders in Fiscal 2018 and 2019 led to solid revenue and operating results for Fiscal 2020. We began to experience lower commercial activity in Fiscal 2020 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions will persist throughout Fiscal 2021. We will continue to monitor the variables that impact our markets while adjusting to the global conditions in order to maintain a competitive cost and technological advantage in the markets that we serve.
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

Liquidity and Capital Resources
As of March 31, 2021, current assets exceeded current liabilities by 2.5 times, and our debt to total capitalization was 0.13%.
Cash, cash equivalents and short-term investments decreased to $153.9 million at March 31, 2021, compared to $178.9 million at September 30, 2020. This decrease in cash was primarily driven by the timing of contract billing milestones. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 27, 2024. On March 12, 2021, we entered into a first amendment to the U.S. Revolver which, among other things, amended certain terms related to the calculation of the consolidated leverage ratio from gross leverage to net leverage. As a result of the first amendment, up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we now have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of March 31, 2021, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $38.6 million. As of March 31, 2021, $36.4 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.4 million at March 31, 2021 related to outstanding industrial development revenue bonds. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. The consolidated leverage ratio is our most restrictive covenant and a decrease in our earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) could restrict our ability to issue letters of credit under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $28.2 million of our cash and cash equivalents at March 31, 2021 was held outside of the U.S. for international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used $18.1 million during the six months ended March 31, 2021 and provided $7.4 million during the same period in Fiscal 2020. Cash flow from operations is primarily influenced by project volume, the timing of milestone payments from our customers and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to a decrease in accounts receivable collections and the timing of contract billing milestones.
Investing Activities
Investing activities used $1.2 million during the six months ended March 31, 2021 compared to $2.7 million provided during the same period in Fiscal 2020. The increase in cash used by investing activities in the first half of Fiscal 2021 was primarily due to short-term investment activity partially offset by a decrease in capital expenditures and proceeds received from a Company-owned life insurance policy related to a retired employee.
Financing Activities
Net cash used in financing activities was $7.1 million during the six months ended March 31, 2021 and $7.0 million during the same period in Fiscal 2020, which primarily consisted of approximately $6.0 million of dividends paid in each period.
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
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2021, our realized foreign exchange loss was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $19.3 million as of March 31, 2021, a decrease of $5.2 million compared to September 30, 2020. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

10.1	—	First Amendment to Credit Agreement dated March 12, 2021 (filed as Exhibit 10.1 to our Form 8-K filed March 16, 2021, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	Inline XBRL Instance Document

*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	—	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 5, 2021	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)