Form 10-Q
period 2021-06-30
POWELL INDUSTRIES INC
filed 2021-08-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 2, 2021, there were 11,691,673 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$108,675	$160,216
Short-term investments	20,165	18,705
Accounts receivable, less allowance for credit losses of $545 and $510	72,369	69,957
Contract assets	50,827	50,995
Inventories	28,397	28,968
Income taxes receivable	172	467
Prepaid expenses	3,190	4,402
Other current assets	1,739	1,948
Total Current Assets	285,534	335,658
Property, plant and equipment, net	112,485	114,372
Operating lease assets, net	3,732	5,217
Goodwill and intangible assets, net	1,028	1,161
Deferred income taxes	4,230	3,644
Other assets	14,952	12,226
Total Assets	$421,961	$472,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	33,416	35,029
Contract liabilities	43,140	79,445
Accrued compensation and benefits	16,379	21,739
Accrued product warranty	2,432	2,771
Current operating lease liabilities	1,640	2,352
Income taxes payable	54	1,861
Other current liabilities	7,849	9,350
Total Current Liabilities	105,310	152,947
Long-term debt, net of current maturities	—	400
Deferred compensation	8,793	6,710
Long-term operating lease liabilities	2,554	3,434
Other long-term liabilities	2,363	2,161
Total Liabilities	119,020	165,652
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,497,691 and 12,422,411 shares issued, respectively	125	124
Additional paid-in capital	63,500	61,998
Retained earnings	282,284	294,016
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(17,969)	(24,513)
Total Stockholders' Equity	302,941	306,626
Total Liabilities and Stockholders' Equity	$421,961	$472,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenues	$115,813	$118,062	$341,105	$403,781
Cost of goods sold	98,646	96,718	288,513	330,926
Gross profit	17,167	21,344	52,592	72,855

Selling, general and administrative expenses	16,710	15,511	50,259	51,372
Research and development expenses	1,772	1,605	5,046	4,863
Amortization of intangible assets	44	44	132	132
Restructuring and other, net	—	1,400	—	1,400
Operating income (loss)	(1,359)	2,784	(2,845)	15,088

Interest expense	51	52	152	179
Interest income	(72)	(190)	(230)	(901)
Income (loss) before income taxes	(1,338)	2,922	(2,767)	15,810
Income tax provision (benefit)	703	(559)	(138)	2,133
Net income (loss)	$(2,041)	$3,481	$(2,629)	$13,677

Earnings (loss) per share:
Basic	$(0.17)	$0.30	$(0.22)	$1.18
Diluted	$(0.17)	$0.30	$(0.22)	$1.17

Weighted average shares:
Basic	11,720	11,631	11,700	11,622
Diluted	11,720	11,698	11,700	11,686
Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,041)	$3,481	$(2,629)	$13,677
Foreign currency translation adjustments	1,301	2,543	6,544	(1,986)
Comprehensive income (loss)	$(740)	$6,024	$3,915	$11,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends paid	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845
Net loss	—	—	—	(225)	—	—	—	(225)
Foreign currency translation adjustments	—	—	—	—	—	—	894	894
Stock-based compensation	17	—	853	—	—	—	—	853
Dividends paid	—	—	—	(3,035)	—	—	—	(3,035)
Balance, March 31, 2021	12,498	$125	$63,112	$287,364	(806)	$(24,999)	$(19,270)	$306,332
Net loss	—	—	—	(2,041)	—	—	—	(2,041)
Foreign currency translation adjustments	—	—	—	—	—	—	1,301	1,301
Stock-based compensation	—	—	388	—	—	—	—	388
Dividends paid	—	—	—	(3,039)	—	—	—	(3,039)
Balance, June 30, 2021	12,498	$125	$63,500	$282,284	(806)	$(24,999)	$(17,969)	$302,941

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2021	2020
Operating Activities:
Net income (loss)	$(2,629)	$13,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,899	7,878
Stock-based compensation	2,135	2,391
Bad debt expense, net	194	187
Deferred income taxes	(586)	1,640
Changes in operating assets and liabilities:
Accounts receivable, net	(1,195)	14,268
Contract assets and liabilities, net	(35,673)	30,150
Inventories	991	(2,534)
Income taxes	(1,502)	(628)
Prepaid expenses and other current assets	1,490	1,071
Accounts payable	(2,202)	(11,264)
Accrued liabilities	(7,129)	(2,305)
Other, net	(1,486)	(1,131)
Net cash provided by (used in) operating activities	(39,693)	53,400
Investing Activities:
Purchases of short-term investments	(19,868)	(7,330)
Maturities of short-term investments	19,821	6,146
Purchases of property, plant and equipment, net	(2,440)	(4,274)
Proceeds from life insurance policies	474	—
Net cash used in investing activities	(2,013)	(5,458)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(632)	(617)
Dividends paid	(9,102)	(9,047)
Net cash used in financing activities	(10,134)	(10,064)
Net increase (decrease) in cash and cash equivalents	(51,840)	37,878
Effect of exchange rate changes on cash and cash equivalents	299	(491)
Cash and cash equivalents at beginning of period	160,216	118,639
Cash and cash equivalents at end of period	$108,675	$156,026

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
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first nine months of Fiscal 2021, the COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(2,041)	$3,481	$(2,629)	$13,677
Denominator:
Weighted average basic shares	11,720	11,631	11,700	11,622
Dilutive effect of restricted stock units	—	67	—	64
Weighted average diluted shares	11,720	11,698	11,700	11,686
Earnings (loss) per share:
Basic	$(0.17)	$0.30	$(0.22)	$1.18
Diluted	$(0.17)	$0.30	$(0.22)	$1.17

For the three and nine months ended June 30, 2021, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$382	$300	$510	$301
Bad debt expense, net	326	136	194	187
Uncollectible accounts written off, net of recoveries	(168)	(2)	(178)	(57)
Change due to foreign currency translation	5	—	19	3
Balance at end of period	$545	$434	$545	$434

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2021	September 30, 2020
Raw materials, parts and sub-assemblies, net	$27,325	$27,429
Work-in-progress	1,072	1,539
Total inventories	$28,397	$28,968

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$2,467	$3,276	$2,771	$2,946
Increase to warranty expense	515	276	1,568	1,904
Deduction for warranty charges	(557)	(555)	(1,970)	(1,826)
Change due to foreign currency translation	7	14	63	(13)
Balance at end of period	$2,432	$3,011	$2,432	$3,011

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for the three months ended June 30, 2021, 92% of total revenues for the nine months ended June 30, 2021 and 95% of total revenues for each of the three and nine months ended June 30, 2020.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 7% of total revenues for the three months ended June 30, 2021, 8% of total revenues for the nine months ended June 30, 2021 and 5% of total revenues for each of the three and nine months ended June 30, 2020.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of June 30, 2021, we had backlog of $425.5 million, of which approximately $292.8 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2021 and 2020, our operating results were positively impacted by $11.4 million and $10.8 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.

Variable Consideration
It is common for our long-term contracts to contain variable consideration that can either increase or decrease the transaction price. Due to the nature of our contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. We estimate the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amounts, or the most likely amount method which uses various factors including experience with similar transactions and assessment of our anticipated performance. Variable consideration is included in the transaction price if legally enforceable and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved.

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
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current. The timing of contract billing milestones related to our Fiscal 2020 contract award for a large industrial project contributed significantly to our net contract liability at September 30, 2020.
Contract assets and liabilities as of June 30, 2021 and September 30, 2020 are summarized below (in thousands):

	June 30, 2021	September 30, 2020
Contract assets	$50,827	$50,995
Contract liabilities	(43,140)	(79,445)
Net contract asset (liability)	$7,687	$(28,450)
The increase in net contract asset at June 30, 2021 from September 30, 2020 was primarily due to the timing of contract billing milestones and new orders. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2021, we recognized revenue of approximately $63.5 million that was related to contract liabilities outstanding at September 30, 2020.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts contain retention provisions that become due upon completion of contractual requirements. As of June 30, 2021 and September 30, 2020, accounts receivable included retention amounts of $9.3 million and $6.9 million, respectively. Of the retained amount at June 30, 2021, $7.3 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $2.0 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
United States	$88,412	$89,499	$256,937	$318,009
Canada	16,529	16,970	48,354	46,831
Europe, Middle East and Africa	8,926	6,422	28,120	25,404
Asia/Pacific	1,651	4,643	6,376	11,784
Mexico, Central and South America	295	528	1,318	1,753
Total revenues by geographic destination	$115,813	$118,062	$341,105	$403,781

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Oil and gas	$49,272	$45,851	$139,443	$157,798
Petrochemical	15,365	29,293	34,725	107,057
Electric utility	26,175	16,725	82,797	63,994
Traction power	13,821	9,122	42,322	31,417
All others	11,180	17,071	41,818	43,515
Total revenues by market sector	$115,813	$118,062	$341,105	$403,781

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
Industrial development revenue bonds	$400	$800
Less: current portion	(400)	(400)
Total long-term debt	$—	$400
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. On March 12, 2021, we entered into a first amendment to the U.S. Revolver which, among other things, amended certain terms related to the calculation of the consolidated leverage ratio from gross leverage to net leverage. As a result of the first amendment, up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of June 30, 2021, there were no amounts borrowed under the U.S. Revolver and letters of credit outstanding were $39.9 million. There was $35.1 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2021.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which now can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2021, we were in compliance with all of the financial covenants of the U.S. Revolver.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds are subject to various covenants, for which we were in compliance at June 30, 2021. The Bonds mature in October 2021 and bear interest at a floating rate determined weekly by the Bonds’ remarketing agent. This interest rate was 0.13% as of June 30, 2021.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $39.9 million as of June 30, 2021. We also had surety bonds totaling $141.2 million that were outstanding, with additional bonding capacity of $458.8 million available, at June 30, 2021. At present, we have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.7 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2021, we had outstanding guarantees totaling $7.7 million and amounts available under this Facility Agreement were $2.0 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2021, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At June 30, 2021, there were 200,919 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2021 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2020	154,034	$35.37
Granted	104,550	24.08
Vested	(55,748)	32.50
Forfeited/canceled	(1,917)	32.58
Outstanding at June 30, 2021	200,919	$30.32

During the nine months ended June 30, 2021 and 2020, we recorded compensation expense of $1.7 million and $1.9 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2021, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan at a price of $31.33 per share. During both the nine months ended June 30, 2021 and 2020, we recorded compensation expense of $0.5 million related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Fair Value Measurements at June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2021
Assets:
Cash and cash equivalents	$108,675	$—	$—	$108,675
Short-term investments	20,165	—	—	20,165
Other assets	—	9,191	—	9,191
Liabilities:
Deferred compensation	—	8,693	—	8,693
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2021.

I. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2021 and 2020, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$598	$571	$1,835	$1,779
Less: sublease income	(175)	(156)	(532)	(393)
Variable lease cost(1)	117	86	334	265
Short-term lease cost(2)	365	148	853	496
Total lease cost	$905	$649	$2,490	$2,147

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. Our operating lease assets have been reduced by a lease accrual of $0.5 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020, respectively (in thousands):

Operating Leases	June 30, 2021	September 30, 2020
Assets:
Operating lease assets, net	$3,732	$5,217
Liabilities:
Current operating lease liabilities	1,640	2,352
Long-term operating lease liabilities	2,554	3,434
Total lease liabilities	$4,194	$5,786

The following table provides the maturities of our operating lease liabilities as of June 30, 2021 (in thousands):

Operating Leases
Remainder of 2021	$469
2022	2,411
2023	1,380
2024	101
2025	—
Thereafter	—
Total future minimum lease payments	4,361
Less: present value discount (imputed interest)	(167)
Present value of lease liabilities	$4,194

The weighted average discount rate as of June 30, 2021 was 4.1%. The weighted average remaining lease term was 1.9 years at June 30, 2021.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(1,338)	$2,922	$(2,767)	$15,810

Income tax provision (benefit)	703	(559)	(138)	2,133

Net income (loss)	$(2,041)	$3,481	$(2,629)	$13,677

Effective tax rate	(53)%	(19)%	5%	13%

For the three months ended June 30, 2021, the income tax provision resulted in a negative effective tax rate for the period due to our inability to recognize a tax benefit related to losses in the United Kingdom and the change in the estimated relative amounts of income/loss recognized in the various tax jurisdictions. These items also reduced the tax benefit for the nine months ended June 30, 2021. The estimated Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for the three and nine months ended June 30, 2021.

The effective tax rate for the quarter ended June 30, 2020 was favorably impacted by the tax benefits related to the R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. In addition, as a result of the expiration of certain U.S. federal statutes of limitations and the effective settlement of an Internal Revenue Service (IRS) audit, $1.7 million of reserves for unrecognized tax benefits related to these matters was released. These benefits were partially offset by losses recognized by various foreign jurisdictions that were reserved with a valuation allowance. For the nine months ended June 30, 2020, the effective tax rate was also negatively impacted by the $0.5 million valuation allowance recorded against our UK deferred tax assets as a discrete item during the second quarter of Fiscal 2020.

K. Subsequent Events
Quarterly Dividend Declared
On August 3, 2021, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 15, 2021 to shareholders of record at the close of business on August 18, 2021.

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
The combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. However, we began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, we anticipate that these cyclical conditions may persist throughout Fiscal 2021 and into early Fiscal 2022.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
Through the first nine months of Fiscal 2021, the COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. The demand for our products and services as well as our operations have been negatively impacted by COVID-19, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and reduced our capital and discretionary spending in response to current business conditions. We continue to operate at these lower thresholds and are consistently monitoring the macro-economic conditions throughout the remainder of Fiscal 2021.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended June 30, 2021 Compared to the Quarter Ended June 30, 2020 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 2%, or $2.2 million, to $115.8 million in the third quarter of Fiscal 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets. These cyclical market conditions, which began in the second half of Fiscal 2020, led to a reduction in project bookings and an increase in project delays which have negatively impacted, and will continue to negatively impact, our revenues in Fiscal 2021. Domestic revenues decreased, as noted above, by 3%, or $2.8 million, to $88.4 million in the third quarter of Fiscal 2021. Included in our domestic revenues is our large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 18% of our consolidated revenues for the third quarter of Fiscal 2021 compared to 9% in the same period of the prior year. International revenues increased by $0.6 million, to $27.4 million in the third quarter of Fiscal 2021. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas end markets increased by 7%, or $3.4 million, to $49.3 million in the third quarter of Fiscal 2021, while petrochemical revenue decreased by 48%, or $13.9 million, to $15.4 million in the third quarter of Fiscal 2021, primarily due to the uncertainty across our industrial end markets. Revenue from our utility markets increased by 57%, or $9.5 million, to $26.2 million, and traction market revenue increased by 52%, or $4.7 million, to $13.8 million in the third quarter of Fiscal 2021. Revenue from all other markets combined decreased by $5.9 million to $11.2 million in the third quarter of Fiscal 2021.
The reduction in revenue led to a subsequent reduction in gross profit, decreasing by 20%, or $4.2 million, to $17.2 million for the third quarter of Fiscal 2021. Gross profit as a percentage of revenues decreased to 15% in the third quarter of Fiscal 2021, compared to 18% in the third quarter of Fiscal 2020. The reduction in gross profit as a percentage of revenues was driven predominately by increasing commodity costs, facility under-utilization driven by lower revenues and increased employee benefit costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $1.2 million, to $16.7 million in the third quarter of Fiscal 2021, driven by increased employee benefit costs in the third quarter of Fiscal 2021. In the third quarter of Fiscal 2020, employee benefit costs and travel-related expenses were lower as a result of the COVID-19 pandemic. Selling, general and administrative expenses as a percentage of revenues was 14% during the third quarter of Fiscal 2021 compared to 13% during the third quarter of Fiscal 2020, primarily due to the decrease in revenue.
Restructuring and Other, Net
In the third quarter of Fiscal 2020, as a result of the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions across the business and recorded $1.4 million of separation costs.
Income Tax Provision/Benefit
We recorded an income tax provision of $0.7 million in the third quarter of Fiscal 2021, compared to an income tax benefit of $0.6 million in the third quarter of Fiscal 2020. The effective tax rate for the third quarter of Fiscal 2021 was negative 53%, compared to an effective tax rate of negative 19% in the third quarter of Fiscal 2020. For the three months ended June 30, 2021, the effective tax rate was negatively impacted by our inability to recognize a tax benefit related to losses in the United Kingdom and the change in the estimated relative amounts of income/loss recognized in the various tax jurisdictions. The estimated Research and Development Tax Credit (R&D Tax Credit) and the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for the three months ended June 30, 2021 and 2020. Additionally, in the third quarter of Fiscal 2020, we recognized a benefit primarily from the settlement of an Internal Revenue Service (IRS) audit for $1.7 million.

Net Income/Loss
In the third quarter of Fiscal 2021, we recorded a net loss of $2.0 million, or a loss of $0.17 per diluted share, compared to net income of $3.5 million, or $0.30 per diluted share, in the third quarter of Fiscal 2020. This decrease is attributable to lower revenues and the associated negative operating leverage in the third fiscal quarter of 2021 versus the prior year as well as increasing commodity costs for both copper and steel.
Backlog
The order backlog at June 30, 2021 was $425.5 million, a decrease of 3% from $436.6 million at March 31, 2021 and a decrease of 20% from $532.2 million of backlog at June 30, 2020. Bookings, net of cancellations and scope reductions, increased by 27% in the third quarter of Fiscal 2021 to $103.2 million, compared to $81.4 million in the third quarter of Fiscal 2020.
Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 16%, or $62.7 million, to $341.1 million in the nine months ended June 30, 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets. Domestic revenues decreased by 19%, or $61.3 million, to $256.9 million in the nine months ended June 30, 2021. International revenues decreased by 2%, or $1.4 million, to $84.2 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our oil and gas markets decreased by 12%, or $18.4 million, to $139.4 million in the nine months ended June 30, 2021. Petrochemical revenue decreased by 68%, or $72.3 million, to $34.7 million in the nine months ended June 30, 2021. Revenue from utility markets increased by 29%, or $18.8 million, to $82.8 million, and traction market revenue increased by 35%, or $10.9 million, to $42.3 million in the nine months ended June 30, 2021. Revenue from all other markets combined decreased by 4%, or $1.7 million, to $41.8 million in the nine months ended June 30, 2021.
The reduction in revenue led to a reduction in gross profit of 28%, or $20.3 million, as compared to the first nine months of Fiscal 2020. However, gross profit of $52.6 million for the first nine months of Fiscal 2021 benefited from favorable close out gains on certain projects resulting from cost and productivity efficiencies and to a lesser extent from cancellation fees from certain contracts in our North American manufacturing facilities, which was partially offset by higher commodity prices and factory underutilization. Gross profit as a percentage of revenues decreased to 15% in the nine months ended June 30, 2021, compared to 18% in the nine months ended June 30, 2020 as a result of the reduction in revenue noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 2%, or $1.1 million, to $50.3 million in the nine months ended June 30, 2021, partially due to the restructuring action taken in the third quarter of Fiscal 2020 as well as lower travel-related costs. Selling, general and administrative expenses, as a percentage of revenues increased to 15% during the nine months ended June 30, 2021, compared to 13% during the nine months ended June 30, 2020, primarily due to the decrease in revenues.
Restructuring and Other, Net
In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions across the business. As a result, we recorded $1.4 million of separation costs during the third quarter of Fiscal 2020.
Income Tax Provision/Benefit
We recorded an income tax benefit of $0.1 million in the nine months ended June 30, 2021, compared to an income tax provision of $2.1 million in the nine months ended June 30, 2020. The effective tax rate for the nine months ended June 30, 2021 was 5%, compared to an effective tax rate of 13% for the nine months ended June 30, 2020. For the nine months ended June 30, 2021 and 2020, the effective tax rate was negatively impacted by our inability to recognize a tax benefit related to losses in the United Kingdom and the estimated relative amounts of income/loss recognized in various jurisdictions. The estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for the nine months ended June 30, 2021.

Net Income/Loss
In the nine months ended June 30, 2021, we recorded a net loss of $2.6 million, or a loss of $0.22 per diluted share, compared to net income of $13.7 million, or $1.17 per diluted share, in the nine months ended June 30, 2020, primarily due to a decline in revenues and gross profit resulting from lower orders and project delays caused by the economic impact resulting from the COVID-19 pandemic and the associated reduction in global demand across our industrial end markets.
Backlog
The order backlog at June 30, 2021 was $425.5 million, a decrease of 11% from $476.8 million at September 30, 2020. Bookings, net of cancellations and scope reductions, decreased by 46% during the nine months ended June 30, 2021 to $282.9 million, compared to $519.5 million in the nine months ended June 30, 2020. The decrease in bookings was primarily due to the large contract awarded in the second quarter of Fiscal 2020 and decreased global demand across our industrial end markets.
Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases delayed or cancelled some of their major capital investment projects. Beginning in late Fiscal 2018 through the first quarter of Fiscal 2020, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced to some extent by relative stabilization of commodity prices and the increased global demand for cleaner-burning fuels during that period of time. We believe that this change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020. However, the uncertainty in oil prices and the global economic impacts from COVID-19 have had, and may continue to have, a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. The strong commercial activity and subsequent orders in Fiscal 2018 and 2019 led to solid revenue and operating results for Fiscal 2020. We began to experience lower commercial activity in Fiscal 2020 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions may persist throughout Fiscal 2021 and into early Fiscal 2022. We will continue to monitor the variables that impact our markets while adjusting to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.
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

Liquidity and Capital Resources
As of June 30, 2021, current assets exceeded current liabilities by 2.7 times, and our debt to total capitalization was 0.13%.
Cash, cash equivalents and short-term investments decreased to $128.8 million at June 30, 2021, compared to $178.9 million at September 30, 2020. This decrease in cash was primarily driven by the timing of contract billing milestones. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.

We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver") which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 27, 2024. On March 12, 2021, we entered into a first amendment to the U.S. Revolver which, among other things, amended certain terms related to the calculation of the consolidated leverage ratio from gross leverage to net leverage. As a result of the first amendment, up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of June 30, 2021, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $39.9 million. As of June 30, 2021, $35.1 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.4 million at June 30, 2021 related to outstanding industrial development revenue bonds. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $27.9 million of our cash, cash equivalents and short-term investments at June 30, 2021 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used $39.7 million during the nine months ended June 30, 2021 and provided $53.4 million during the same period in Fiscal 2020. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to the timing of contract billing milestones.
Investing Activities
Investing activities used $2.0 million during the nine months ended June 30, 2021 compared to $5.5 million used during the same period in Fiscal 2020. The decrease in cash used by investing activities in the first nine months of Fiscal 2021 was primarily due to a decrease in capital expenditures. Additionally, the proceeds received from a Company-owned life insurance policy related to a retired employee provided investing cash flow in Fiscal 2021.
Financing Activities
Net cash used in financing activities was $10.1 million during each of the nine months ended June 30, 2021 and 2020, which primarily consisted of approximately $9.1 million of dividends paid in each period.
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
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2021, our realized foreign exchange loss was $0.2 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $18.0 million as of June 30, 2021, a decrease of $6.5 million compared to September 30, 2020. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 4, 2021	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)