Form 10-K
period 2021-09-30
POWELL INDUSTRIES INC
filed 2021-12-08
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $304 million as of March 31, 2021, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more of the outstanding shares of the registrant's common stock are considered to be “affiliates.”
At December 6, 2021, there were 11,724,243 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed not later than 120 days after September 30, 2021, are incorporated by reference into Part III of this Form 10-K.

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
References to Fiscal 2021, Fiscal 2020 and Fiscal 2019 used throughout this Annual Report relate to our fiscal years ended September 30, 2021, 2020 and 2019, respectively.
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
Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design and engineering, manufacturing, project management and integration of the various systems into a single, custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers and governmental agencies spanning across diverse markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically nonrecurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer are not predictable. The timing of large project awards may cause material fluctuations in our revenues and gross profits.
Occasionally our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies with which we have conducted business with previously. These arrangements are generally made to leverage competitive positioning or where scale and/or size dictates the use of such arrangement.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. The large domestic industrial project that was awarded in Fiscal 2020 accounted for approximately 20% of our consolidated revenues in Fiscal 2021 and represents approximately 25% of our consolidated backlog going into Fiscal 2022. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2020 or Fiscal 2019.

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
Specific to the oil and gas sector (excluding petrochemical), we serve the upstream, midstream and downstream end markets. Within the downstream segment, our primary customers typically are engaged in refining activities and/or leveraging natural gas feedstocks for the production of petrochemical or LNG products. We have developed strong relationships with our customers over the years and strive to maintain our position as a preferred service provider to solve our customers' complex electrical needs.
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
Backlog
Backlog represents management's estimate of the remaining unsatisfied performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. Our backlog will be recognized as revenue as we complete the remaining performance obligations. Our backlog does not include service and maintenance type contracts for which we have the rights to invoice as services are performed. Typically, our contracts may have an early termination for convenience clause at the discretion of our customers; however, most of these contracts typically provide for the reimbursement of our costs incurred and a reasonable margin in the event of such early termination. Our methodology for determining backlog may not be comparable to the methodology used by other companies.
Our backlog at September 30, 2021 totaled $414.9 million compared to $476.8 million at September 30, 2020. We anticipate that approximately $291.0 million of Fiscal 2021 ending backlog will be fulfilled during our fiscal year ending September 30, 2022. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 49% of revenues in Fiscal 2021 and 47% of revenues in both Fiscal 2020 and Fiscal 2019. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.

Our supply base for certain key components and raw materials is limited. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. In this circumstance, supply problems could result in delays in our ability to meet commitments to our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future. While we are not dependent on any one supplier for the majority of our raw materials, we are highly dependent on our suppliers in order to meet commitments to our customers. During Fiscal 2021, as a result of the challenges created by global transportation issues, the COVID-19 pandemic and market volatility, we experienced minor supply disruptions and anticipate that supply disruptions and material shortages may continue. We continue to work with our key suppliers who have been impacted by these supply disruptions to ensure that we are able to meet our customer commitments. While we have not currently experienced significant issues in the purchase of key raw materials or components, we continue to monitor the availability (including transportation) and price of components and raw materials on a regular basis, as well as any potential impact on our operations.

Our business is subject to the effects of changing material prices. While raw material costs have been relatively stable in the past few years, during Fiscal 2021 we have begun to encounter availability constraints from key suppliers as well as cost increases driven by using alternate suppliers, increased commodity costs as well as higher logistics expense. While these availability challenges have not currently created execution challenges, we continue to monitor material availability closely. We cannot, however, provide assurance that we will continue to mitigate these material shortages, in which case our results of operations may be adversely affected. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating and by actively pursuing internal cost reduction efforts. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2021, 2020 or 2019.
Human Capital
At September 30, 2021, we had 1,892 full-time employees and 181 contract employees located primarily in the U.S., Canada and the U.K. Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, demand for qualified personnel increases in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
Three of our top human capital priorities are workplace safety, internal promotion and key employee retention. Powell emphasizes a culture of safety that runs throughout the Company. We establish annual goals and monthly operating metrics, which have resulted in a safety incident rate that is one-half the industry average across Powell. We believe that internal promotion and key employee retention are critical components to our long-term success. The average tenure of our employees is 11 years. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.
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
Government Regulations
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We maintain various training programs to educate our employees on compliance with governmental regulations, as well as applied legal and ethical practices in our everyday work. We do not believe that compliance with governmental regulations will have a material impact on our capital expenditures, results of operations or competitive position.

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
The end markets that we serve have historically been, and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our products and services. Our customer projects, budgets for capital expenditures and the need for our services have in the past, and may in the future, be adversely affected by among other things, the price of oil and gas, poor economic conditions, low commodity prices, political uncertainties, and currency fluctuations. These variables may impact the number and/or the amount of new awards, delays in the timing of awards or potential cancellation of projects. Changes in product mix or services can have a significant impact on our gross margins on a quarterly and annual basis. The uncertainty of our contract award timing is outside of our control and can also present difficulties in matching workforce size with contract requirements. In some cases, we bear and maintain the cost of a ready workforce that may be larger than necessary in anticipation of future workforce needs. If an expected contract is delayed or not received, we may incur additional costs in staff or facility redundancy that could have an adverse impact on our business, financial condition and results of operations.
Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources, and at various times, may be a customer or supplier on any given project. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and the ability to win projects we bid. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their products or services at lower prices. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively and secure projects we bid could adversely affect future revenues and have an adverse impact on our results of operations.
Technological innovations may make existing products and production methods obsolete.
All of the products that we manufacture and sell depend upon the best available technology for success in the marketplace. The industries in which we operate are characterized by intense competition and are highly sensitive to technological innovation and customer requirements. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at a minimum hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality. Our future success will depend, in part, on our ability to anticipate and offer products that meet changing customer specifications as well as fund our research and development costs. Consumer demand for further automation is changing the markets we operate in. Failure to successfully develop new products, or to enhance existing products, could result in the loss of existing customers to competitors, the inability to attract new business or an overall reduction in our competitive position, any of which may adversely affect our business or results of operations.

Unforeseen difficulties with expansions, relocations, or consolidations of existing facilities could adversely affect our operations.
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
Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, compensate, train and retain personnel necessary to meet our requirements. We face competition for qualified personnel in our industry. We may experience shortages of qualified personnel such as engineers, project managers and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled or unskilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled, unskilled and technical personnel or any governmental regulations. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
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
We place great emphasis on workplace safety in our entire organization through various safety initiatives and training. We have both indoor and outdoor manufacturing facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, damage to property and equipment, as well as potential environmental damage. While we take every precaution to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees, increase our insurance costs and could adversely impact our business and results of operations.
Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic), acts of war and terrorism, among others, could disrupt our business.
The occurrence of catastrophic events, ranging from natural disasters to health epidemics (including the COVID-19 pandemic), to acts of war and terrorism, among others, could disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims. A significant portion of our operations are located near the Texas Gulf Coast. Our operations have been and are subject to the potential impacts of weather-related events such as hurricanes and flooding. Future weather events could cause significant damage to our property and equipment and adversely impact our operations. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays and/or cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.
The COVID-19 pandemic continues to create significant uncertainty and economic disruption across the world. It is difficult to predict the economic impact that the COVID-19 pandemic may continue to have on our business, results of operations and cash flows going forward. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic. These delays and cancellations may have a negative effect on the timing of revenue recognition and cash flow. We have experienced supply disruptions and anticipate these supply disruptions may continue. Any delays in the supply of material or labor could negatively impact our production schedule and delay the completion of certain projects. The extent to which the COVID-19 pandemic specifically will impact our business will depend on numerous factors that are hard to predict, some of which include: the duration, spread and severity of the pandemic; governmental actions in response to the pandemic; including travel restrictions and quarantine or related orders; any closures of our offices and facilities or those of our suppliers as a result of the pandemic, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors, as well as other related business impacts resulting from COVID-19, could contribute to the risks and uncertainties described in this Annual Report. As a result, the magnitude of the impact on our business, results of operations and cash flows is not currently known.

Risk Factors Related to our Financial Condition and Markets
Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts and financial markets. Unanticipated increases in raw material requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact the operating results of that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction, delay or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our bank credit facility on favorable terms or at all. Similarly, disruptions in the capital markets may also adversely impact our customer's ability to finance projects, which could result in contract cancellations or delays. These disruptions could lead to reduced demand for our products and services and could have an adverse impact on our business, financial condition and results of operations.
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
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized over time. Revenues are recognized as work is performed and costs are incurred. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs incurred to date compared to the total estimated costs at completion. The determination of the revenue recognized requires the use of estimates of costs to be incurred for the performance of the contract. The timing of the costs incurred may lead to fluctuations in revenue recognized on a quarterly and annual basis. The cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates of revenues and costs are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to costs and revenues could have an adverse impact on our results of operations.
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
Our material costs represented 49% of our consolidated revenues for Fiscal 2021. Unanticipated increases in raw material requirements, rising prices due to overall inflationary pressure, the imposition of tariffs, changes in supplier availability, delays in transportation, or supplier consolidation could increase production costs and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations or we experience a delay in transportation of materials and components from our suppliers. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become adversarial.
Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances, may be necessary for us to successfully bid on and obtain certain contracts.
We are often required to provide our customers security for the performance of their projects in the form of surety bonds, letters of credit or other financial assurances. Our continued ability to obtain surety bonds, letters of credit or other financial assurances will depend on our capitalization, working capital and financial performance. Our ability to issue letters of credit is dependent upon the availability of adequate credit issued by our banks and could be negatively impacted by our compliance with our financial covenants. Future compliance with such financial covenants may be affected by factors beyond our control, including general or industry-specific economic downturns. We are also dependent on the overall bonding capacity, pricing and terms available in the surety markets. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future. The restriction, reduction or termination of our surety bond agreements could limit our ability to bid on new opportunities and would require us to issue letters of credit under our bank facilities in lieu of surety bonds, thereby reducing availability under our credit facility, which could have an adverse impact on our business and results of operations.
Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.
Our credit agreement contains various financial covenants and restrictions, which are described in Note G of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent an amendment or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to issue letters of credit, obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
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

A significant portion of our revenues may be concentrated among a small number of customers.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. During Fiscal 2021, approximately 20% of our consolidated revenues were generated from our large domestic industrial project that was awarded in Fiscal 2020. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted.
We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, professional, business interruption, cyber security and self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates, or at the policy limits we may require or may be faced with liabilities not covered by insurance, such as, but not limited to, environmental contamination or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies, coverage limits or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.
Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
Revenues associated with projects located outside of the U.S., including revenues generated from our operations in the U.K. and Canada, accounted for approximately 25% of our consolidated revenues in Fiscal 2021. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including: political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, the compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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
Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss, telecommunications failures, cyber security attacks or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, ransomware attacks, cyber-attacks, the accidental release of sensitive information and other unauthorized access. These failures of our business systems or security breaches could impact our customers, employees and reputation and result in a disruption to our operations or in legal claims or proceedings. A material network breach of our business systems could involve the theft of intellectual property, financial data, employee or customer data, which may be used by competitors. We rely on third-party systems which could also suffer operational system failure or cyber-attacks. Any of these occurrences may not be covered by insurance and could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business or results of operations.
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
Our Board of Directors has approved a regular quarterly dividend since Fiscal 2014. The declaration, amount and timing of future dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to declare and pay dividends will depend upon, among other factors, our financial condition, results of operations, cash flows, current and anticipated expansion plans, requirements under Delaware law and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a material negative effect on our stock price.
Risk Factors Related to Legal and Regulatory Matters
Our operations could be adversely impacted by the effects of government regulations.
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. These laws and regulations are administered by various state, federal and international agencies. Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities or climate change matters and the resulting decisions by customers and other industry participants, could reduce demand for our products and services, which would have a negative impact on our operations. Various regulations have been implemented around the world related to safety and certification requirements applicable to oil and gas drilling and production activities, and we cannot predict whether operators will be able to satisfy these requirements. Further, we cannot predict future changes in any country in which we operate and how those changes may affect our ability to perform projects in those regions.

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
Changes in and compliance with environmental laws and regulations, including those regarding climate change, could adversely impact our financial results.
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
Climate change regulations could require us or our customers to incur additional expenditures to either purchase new, or modify existing, equipment or processes. These laws and regulations may also increase our raw materials cost from our suppliers. The potential for future environmental, social and governance (ESG) and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. Additionally, increased attention to climate change, conservation measures, energy transition and consumer demand for alternatives to oil and gas could reduce the demand for oil and gas and have an adverse impact on demand for the products produced by our customers and therefore reduce demand for our products, which could adversely impact our business and results of operations.
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
Significant developments arising from tariffs and other economic proposals could adversely impact our business.
Additional restrictions or economic disincentives on U.S. or international trade such as significant increases in tariffs on goods could adversely impact our business. Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell our products, and any negative sentiment towards the U.S. as a result of such changes, could adversely impact our business and results of operations.
General Risk Factors
Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
We could be named as a defendant in legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery from our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our business and results of operations could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits.

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
Our principal locations as of September 30, 2021, are as follows:

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
As of December 6, 2021, the closing price of our common stock on the NASDAQ was $25.07 per share. As of December 6, 2021, there were 250 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
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
The following graph compares, for the period from October 1, 2016 to September 30, 2021, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, and the Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation; Thermon Group Holdings and Woodward, Inc.). The comparison assumes that $100 was invested on October 1, 2016, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, and the Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

	Years ended September 30,
	2021	2020	2019	2018	2017
Statement of Operations:	(In thousands, except per share data)
Revenues	$470,559	$518,499	$517,180	$448,716	$395,911
Cost of goods sold	395,496	423,924	430,204	383,361	345,142
Gross profit	75,063	94,575	86,976	65,355	50,769
Selling, general and administrative expenses	67,217	67,662	69,950	66,768	61,524
Research and development expenses	6,670	6,265	6,327	6,717	6,906
Amortization of intangible assets	157	177	177	205	355
Insurance proceeds	—	—	(950)	—	—
Restructuring and other, net	—	1,400	11	787	1,322
Operating income (loss)	1,019	19,071	11,461	(9,122)	(19,338)
Other income	—	(506)	—	(747)	(2,029)
Interest (income) expense, net	(73)	(753)	(873)	(676)	(390)
Income (loss) before income taxes	1,092	20,330	12,334	(7,699)	(16,919)
Income tax provision (benefit) (1)	461	3,670	2,444	(547)	(7,433)
Net income (loss)	$631	$16,660	$9,890	$(7,152)	$(9,486)

Earnings (loss) per share:
Basic	$0.05	$1.43	$0.85	$(0.62)	$(0.83)
Diluted	$0.05	$1.42	$0.85	$(0.62)	$(0.83)
(1) For an explanation of the effective tax rate for the last three fiscal years, see Note I of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Years ended September 30,
	2021	2020	2019	2018	2017
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments (1)	$133,981	$178,921	$124,681	$49,754	$95,188
Property, plant and equipment, net	109,457	114,372	120,812	128,764	139,420
Total assets	436,192	472,278	467,411	429,951	414,986
Long-term debt, including current maturities	400	800	1,200	1,600	2,000
Total stockholders' equity	301,223	306,626	299,153	301,644	321,296
Total liabilities and stockholders' equity	436,192	472,278	467,411	429,951	414,986
Dividends paid on common stock	12,142	12,066	11,998	11,916	11,875
(1) Excludes current and non-current restricted cash totaling $25.1 million and $24.9 million as of September 30, 2018 and 2017, respectively.

	Years ended September 30,
	2021	2020	2019	2018	2017
Other Financial Data:	(In thousands)
Backlog	$414,918	$476,819	$419,012	$260,900	$250,123
Bookings, net of cancellations and scope reductions	403,860	576,782	676,051	458,884	355,064

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2021 compared to the twelve months ended September 30, 2020 should be read in conjunction with the accompanying consolidated financial statements and related notes. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources located in our Form 10-K for the fiscal year ended September 30, 2020, filed on December 9, 2020, for reference to discussion of the fiscal year ended September 30, 2019, the earliest of the three fiscal years presented. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors,” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets, which includes onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Historically, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. We began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, these cyclical conditions may persist into Fiscal 2022.

Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. Throughout the pandemic, the demand for our products and services as well as our operations have been negatively impacted, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and reduced our capital and discretionary spending in response to business conditions. We continued to operate at these lower thresholds throughout Fiscal 2021 and are consistently monitoring macro-economic conditions as we head into Fiscal 2022.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Twelve Months Ended September 30, 2021 Compared to Twelve Months Ended September 30, 2020
Revenue and Gross Profit
Revenues decreased by 9%, or $47.9 million, to $470.6 million in Fiscal 2021, due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets. Domestic revenues decreased by 12%, or $46.6 million, to $351.5 million in Fiscal 2021. International revenues decreased by 1%, or $1.4 million, to $119.1 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) decreased by 4%, or $7.5 million, to $187.7 million while petrochemical revenue decreased by 53%, or $67.7 million, to $59.0 million in Fiscal 2021 as noted above. Revenue from utility markets increased by 25%, or $22.4 million, to $111.2 million and traction market revenue increased by 39%, or $16.7 million, to $59.1 million in Fiscal 2021. Revenue from all other markets combined decreased by $11.8 million to $53.6 million in Fiscal 2021.
The reduction in revenue led to a reduction in gross profit of 21%, or $19.5 million, in Fiscal 2021. However, gross profit of $75.1 million in Fiscal 2021 benefited from favorable close out gains on certain projects resulting from cost and productivity efficiencies and to a lesser extent from cancellation fees from certain contracts in our North American manufacturing facilities, which was partially offset by international project execution, higher global commodity prices and U.S. factory underutilization. Gross profit as a percentage of revenues decreased to 16% in Fiscal 2021, compared to 18% in Fiscal 2020 as a result of the reduction in revenue noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 1%, or $0.4 million, to $67.2 million in Fiscal 2021, partially due to the restructuring action taken in Fiscal 2020 as well as lower travel-related costs. Selling, general and administrative expenses, as a percentage of revenues, increased to 14% in Fiscal 2021, compared to 13% in Fiscal 2020, primarily due to the decrease in revenues.

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
Income Tax Provision
We recorded an income tax provision of $0.5 million in Fiscal 2021, resulting in an effective tax rate of 42%, compared to an income tax provision of $3.7 million in Fiscal 2020 at an effective tax rate of 18%. In both Fiscal 2021 and Fiscal 2020, the effective tax rate was negatively impacted by our inability to recognize a tax benefit related to losses incurred in various jurisdictions outside of the United States. The effective tax rate was also negatively impacted by the valuation allowances set up against our deferred tax assets in Fiscal 2021 and Fiscal 2020 related to Mexico in the amount of $0.1 million and the U.K. in the amount of $0.5 million. The estimated Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for Fiscal 2021 and Fiscal 2020. In Fiscal 2020, we reversed a reserve of $1.7 million resulting from a favorable settlement of an IRS audit and the expiration of statutes of limitations.
Net Income
In Fiscal 2021, we recorded net income of $0.6 million, or $0.05 per diluted share, compared to net income of $16.7 million, or $1.42 per diluted share in Fiscal 2020, primarily due to a decline in revenues and gross profit resulting from lower orders and project delays caused by the economic impact resulting from the COVID-19 pandemic and the associated reduction in global demand across our industrial end markets.
Backlog
The order backlog at September 30, 2021 was $414.9 million, a 13% decrease from $476.8 million at September 30, 2020. Bookings, net of cancellations and scope reductions, decreased by 30% in Fiscal 2021 to $403.9 million, compared to $576.8 million in Fiscal 2020. The large year-over-year decrease in bookings in Fiscal 2021 was primarily due to the large contract awarded in Fiscal 2020 and decreased global demand across our industrial end markets.

Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases, delayed or cancelled some of their major capital investment projects. Beginning in late Fiscal 2018 through the first quarter of Fiscal 2020, our customers' decisions to invest in projects in our key oil and gas and petrochemical markets were influenced to some extent by relative stabilization of commodity prices and the increased global demand for cleaner-burning fuels during that period of time. We believe that this change in market sentiment during that period of time had a favorable impact on our orders and backlog entering Fiscal 2020. However, the uncertainty in oil prices and the global economic impacts from COVID-19 have had, and may continue to have, a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. We will continue to monitor potential labor shortages and increased labor costs and the impact on our operations.
The strong commercial activity and subsequent orders in Fiscal 2018 and 2019 led to solid revenue and operating results for Fiscal 2020. We began to experience lower commercial activity in Fiscal 2020 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, these cyclical conditions may persist into Fiscal 2022. We will continue to monitor the variables that impact our markets while adjusting to the global conditions in order to maintain competitive costs and technological advantages in the markets that we serve.
The consequences of a prolonged economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. Accordingly, the Company cannot reasonably estimate the duration or severity of this pandemic, potential labor shortages, increased labor costs, or the extent to which these disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.
Liquidity and Capital Resources
As of September 30, 2021, current assets exceeded current liabilities by 2.5 times, and our debt to total capitalization was 0.13%.
Cash, cash equivalents and short-term investments decreased to $134.0 million at September 30, 2021, compared to $178.9 million at September 30, 2020. This decrease in cash was primarily driven by the timing of contract billing milestones. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
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
As of September 30, 2021, there were no amounts borrowed under this facility, and letters of credit outstanding were $34.8 million. As of September 30, 2021, $40.2 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. Total long-term debt, including current maturities, totaled $0.4 million at September 30, 2021 related to outstanding industrial development revenue bonds. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.
Approximately $30.6 million of our cash, cash equivalents and short-term investments at September 30, 2021 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

Operating Activities
Operating activities used net cash of $30.5 million in Fiscal 2021 and provided net cash of $72.4 million in Fiscal 2020. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the payment terms with our suppliers. This decrease in operating cash flows was primarily due to the timing of contract billing milestones and cash used on our large industrial project discussed above.
Investing Activities
Investing activities used $2.5 million of cash during Fiscal 2021 compared to $17.5 million of cash used in Fiscal 2020. The decrease in cash used by investing activities in Fiscal 2021 was primarily due to a decrease in net purchases of short-term investments and a decrease in capital expenditures. Additionally, the proceeds received from a Company-owned life insurance policy related to a retired employee provided investing cash flow in Fiscal 2021.
Financing Activities
Net cash used in financing activities was $13.2 million in Fiscal 2021 and $13.1 million in Fiscal 2020, which primarily consisted of $12.1 million of dividends paid in each year.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $42.2 million as of September 30, 2021, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/Bank Guarantees
Less than 1 year	$16,504
1 to 3 years	24,416
More than 3 years	1,275
Total long-term commercial obligations	$42,195
We also had surety bonds totaling $143.0 million that were outstanding at September 30, 2021. Surety bonds are primarily used to guarantee our contract performance to our customers.
Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements during the periods presented.
Effects of Inflation
We are subject to inflation, which can cause increases in our costs of labor and raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings. Inflation in commodity prices has negatively impacted our financial results in Fiscal 2021. Additionally, inflation related to commodity and labor prices may potentially impact our operations in future years.
Critical Accounting Estimates
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
We believe the following accounting estimates to be critical in the preparation and reporting of our consolidated financial statements.
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
Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We believe that this method is the most accurate representation of our performance, because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
Contract Estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. See Note E of Notes to Consolidated Financial Statements for disclosures related to changes in contract estimates.
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgment. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single, custom-engineered solution. Our contracts include a standard one-year assurance warranty. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as separate performance obligations, and revenue is deferred and recognized over the warranty period. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
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
Warranty Costs
Estimated costs of warranties are accrued based on historical warranty claim costs in relation to current revenues. In addition, specific provisions are made when product failures are projected outside historical experience. Our standard terms and conditions of sale include a warranty for parts and service for one year. Occasionally, we provide service-type warranties that will extend the warranty period. Actual results could differ from our estimate.
Projects may require, on occasion, warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. The allocated revenue associated with the extended warranty is deferred and recorded as a contract liability and recognized as revenue over the extended warranty period.
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
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas markets, including onshore and offshore oil and gas production, pipeline, refining and liquefied natural gas terminals, as well as petrochemical, electric utility and light rail traction power. Occasionally, our customers may include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2021, our realized foreign exchange loss was $0.4 million and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $20.4 million as of September 30, 2021, a decrease of $4.2 million compared to September 30, 2020. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended September 30, 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Long-term fixed priced contracts

As described in Notes B and E to the consolidated financial statements, the majority of the Company’s total revenue of $470.6 million for the year ended September 30, 2021 was generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. Management believes that this method is the most accurate representation of performance, because it directly measures the value of the services transferred to the customer over time as costs are incurred on the contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. Management estimates the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of anticipated performance.

The principal considerations for our determination that performing procedures relating to revenue recognized over time utilizing the cost to cost method is a critical audit matter are the significant judgment by management when determining the estimated total cost and revenue, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s judgment about assumptions related to the estimates of costs to complete and liquidated damages.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated costs at completion of the performance obligation and determination of total contract price. The procedures also included, among others, evaluating and testing management’s process for determining the estimated total cost and revenue for a sample of contracts, which included (i) obtaining executed purchase orders and agreements, (ii) evaluating the appropriateness of the method to measure estimated total cost and revenue, (iii) testing the completeness and accuracy of the underlying data used by management, and (iv) evaluating the reasonableness of significant assumptions related to the total estimated costs at completion and liquidated damages used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions related to estimated total cost involved assessing management’s ability to reasonably estimate total costs to complete and liquidated damages by testing management’s process to evaluate the remaining direct materials, labor, and indirect costs related to the performance obligation and evaluating the timely identification of circumstances which may warrant a modification to the total estimated costs or liquidated damages.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 8, 2021

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$114,314	$160,216
Short-term investments	19,667	18,705
Accounts receivable, less allowance for doubtful accounts of $333 and $510	78,304	69,957
Contract assets	54,199	50,995
Inventories	29,835	28,968
Income taxes receivable	161	467
Prepaid expenses	4,382	4,402
Other current assets	1,599	1,948
Total Current Assets	302,461	335,658
Property, plant and equipment, net	109,457	114,372
Operating lease assets, net	3,453	5,217
Goodwill and intangible assets, net	1,003	1,161
Deferred income taxes	4,639	3,644
Other assets	15,179	12,226
Total Assets	$436,192	$472,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$400	$400
Accounts payable	45,247	35,029
Contract liabilities	42,433	79,445
Accrued compensation and benefits	20,395	21,739
Accrued product warranty	2,531	2,771
Current operating lease liabilities	1,415	2,352
Income taxes payable	1,076	1,861
Other current liabilities	7,659	9,350
Total Current Liabilities	121,156	152,947
Long-term debt, net of current maturities	—	400
Deferred compensation (Note J)	8,613	6,710
Long-term operating lease liabilities	2,413	3,434
Other long-term liabilities	2,787	2,161
Total Liabilities	134,969	165,652
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,497,691 and 12,422,411 shares issued, respectively	125	124
Additional paid-in capital	63,948	61,998
Retained earnings	282,505	294,016
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(20,356)	(24,513)
Total Stockholders' Equity	301,223	306,626
Total Liabilities and Stockholders' Equity	$436,192	$472,278

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2021	2020	2019
Revenues	$470,559	$518,499	$517,180
Cost of goods sold	395,496	423,924	430,204
Gross profit	75,063	94,575	86,976

Selling, general and administrative expenses	67,217	67,662	69,950
Research and development expenses	6,670	6,265	6,327
Amortization of intangible assets	157	177	177
Insurance proceeds	—	—	(950)
Restructuring and other, net	—	1,400	11
Operating income	1,019	19,071	11,461

Other income	—	(506)	—
Interest expense	204	228	230
Interest income	(277)	(981)	(1,103)
Income before income taxes	1,092	20,330	12,334
Income tax provision	461	3,670	2,444
Net income	$631	$16,660	$9,890

Earnings per share:
Basic	$0.05	$1.43	$0.85
Diluted	$0.05	$1.42	$0.85

Weighted average shares:
Basic	11,705	11,624	11,571
Diluted	11,789	11,693	11,634
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net income	$631	$16,660	$9,890
Foreign currency translation adjustments	4,253	60	(2,743)
Postretirement benefit adjustment, net of tax	(96)	(26)	(25)
Comprehensive income	$4,788	$16,694	$7,122

 The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2018	12,281	$123	$56,769	$291,530	(806)	$(24,999)	$(21,779)	$301,644
Net income	—	—	—	9,890	—	—	—	9,890
Foreign currency translation adjustments	—	—	—	—	—	—	(2,743)	(2,743)
Stock-based compensation	92	1	3,838	—	—	—	—	3,839
Shares withheld in lieu of employee tax withholding	—	—	(1,454)	—	—	—	—	(1,454)
Dividends paid	—	—	—	(11,998)	—	—	—	(11,998)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	16,660	—	—	—	16,660
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Stock-based compensation	49	—	3,474	—	—	—	—	3,474
Shares withheld in lieu of employee tax withholding	—	—	(629)	—	—	—	—	(629)
Dividends paid	—	—	—	(12,066)	—	—	—	(12,066)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(26)	(26)
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net income	—	—	—	631	—	—	—	631
Foreign currency translation adjustments	—	—	—	—	—	—	4,253	4,253
Stock-based compensation	76	1	2,582	—	—	—	—	2,583
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends paid	—	—	—	(12,142)	—	—	—	(12,142)
Postretirement benefit adjustment, net of tax of $26	—	—	—	—	—	—	(96)	(96)
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Operating Activities:
Net income	$631	$16,660	$9,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,335	10,538	12,032
Stock-based compensation	2,583	3,474	3,839
Bad debt expense	48	258	233
Deferred income taxes	(995)	1,473	820
Gain on cash surrender value of life insurance	—	(506)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,509)	41,969	(20,193)
Contract assets and liabilities, net	(39,951)	12,546	55,333
Inventories	(599)	304	(7,989)
Income taxes	(473)	720	6,681
Prepaid expenses and other current assets	412	662	(2,626)
Accounts payable	9,760	(15,309)	9,550
Accrued liabilities	(3,151)	465	1,419
Other, net	(1,552)	(860)	(230)
Net cash provided by (used in) operating activities	(30,461)	72,394	68,759
Investing Activities:
Purchases of short-term investments	(27,735)	(18,553)	(5,869)
Maturities of short-term investments	27,688	6,146	13,088
Purchases of property, plant and equipment, net	(2,891)	(5,130)	(4,255)
Proceeds from life insurance policy	474	—	—
Net cash provided by (used in) investing activities	(2,464)	(17,537)	2,964
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Shares withheld in lieu of employee tax withholding	(632)	(629)	(1,454)
Dividends paid	(12,142)	(12,066)	(11,998)
Net cash used in financing activities	(13,174)	(13,095)	(13,852)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,099)	41,762	57,871
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	(185)	(957)
Cash, cash equivalents and restricted cash at beginning of period	160,216	118,639	61,725
Cash, cash equivalents and restricted cash at end of period	$114,314	$160,216	$118,639

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
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts. Our products are used in the oil and gas markets, onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipeline, refineries and petrochemical plants. Additionally, we manufacture products for the electric utility, light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets. Our product scope includes designs tested to meet both U.S. and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We assist customers by providing value-added services such as spare parts, field service inspection, installation, commissioning, modification and repair, retrofit and retrofill components for existing systems and replacement circuit breakers for switchgear that is obsolete or that is no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2021, Fiscal 2020 and Fiscal 2019 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell

The COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across the oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. The most significant estimates used in our consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, the allowance for credit losses, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable), liquidated damages and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience, forecasts and various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.
Cash and Investments
Cash and cash equivalents - Cash and cash equivalents, primarily funds held in money market savings instruments, are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments, and are included in cash and cash equivalents in our Consolidated Balance Sheets.
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2021	2020	2019
Cash paid (received) during the period for:
Interest received, net of interest expense	$(73)	$(753)	$(873)
Income taxes paid (received), net of refunds	1,886	1,770	(5,219)
Non-cash capital expenditures	226	264	1,248
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
Accounts Receivable
Accounts receivable are stated net of allowances for credit losses. We maintain and continually assess the adequacy of the allowance for credit losses representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. As of September 30, 2021 and 2020, accounts receivable included retention amounts of $9.6 million and $6.9 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Of the retained amount at September 30, 2021, $7.4 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $2.2 million is recorded in other assets and is expected to be collected in Fiscal 2023.
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
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts that may last from one month to several years, depending on the contract. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We believe that this method is the most accurate representation of our performance because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
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
Warranty Costs
Estimated costs of warranties are accrued based on historical warranty claim costs in relation to current revenues. In addition, specific provisions are made when product failures are projected outside historical experience. Our standard terms and conditions of sale include a warranty for parts and service for one year. Occasionally, we provide service-type warranties that will extend the warranty period. Actual results could differ from our estimate.
Projects may require, on occasion, warranty terms that are longer than our standard terms due to the nature of the project. Extended warranty terms may be negotiated and included in our contracts. The allocated revenue associated with the extended warranty is deferred and recorded as a contract liability and recognized as revenue over the extended warranty period.
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.7 million, $6.3 million and $6.3 million in Fiscal 2021, 2020 and 2019, respectively.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net income	$631	$16,660	$9,890
Denominator:
Weighted average basic shares	11,705	11,624	11,571
Dilutive effect of restricted stock units	84	69	63
Weighted average diluted shares	11,789	11,693	11,634

Earnings per share:
Basic	$0.05	$1.43	$0.85
Diluted	$0.05	$1.42	$0.85

D. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	September 30,
	2021	2020
Balance at beginning of period	$510	$301
Bad debt expense, net	48	258
Uncollectible accounts written off, net of recoveries	(242)	(32)
Change due to foreign currency translation	17	(17)
Balance at end of period	$333	$510
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2021	2020
Raw materials, parts and subassemblies	$33,149	$31,202
Work-in-progress	1,147	1,539
Provision for excess and obsolete inventory	(4,461)	(3,773)
Total inventories	$29,835	$28,968
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2021	2020	Asset Lives
Land	$22,355	$22,008	—
Buildings and improvements	124,798	122,529	3 - 39 Years
Machinery and equipment	96,017	108,439	3 - 15 Years
Furniture and fixtures	3,683	3,611	3 - 10 Years
Construction in process	752	1,530	—
	$247,605	$258,117
Less: Accumulated depreciation	(138,148)	(143,745)
Total property, plant and equipment, net	$109,457	$114,372
There were no assets under finance lease as of September 30, 2021 or September 30, 2020. Depreciation expense was $10.2 million, $10.4 million and $11.9 million for fiscal years 2021, 2020, and 2019, respectively.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2021	2020
Balance at beginning of period	$2,771	$2,946
Increase to warranty expense	2,140	2,286
Deduction for warranty charges	(2,406)	(2,463)
Change due to foreign currency translation	26	2
Balance at end of period	$2,531	$2,771

E. Revenue
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
Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We believe that this method is the most accurate representation of our performance, because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% and 95% of revenues for the years ended September 30, 2021 and September 30, 2020, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 7% and 5% of revenues for the years ended September 30, 2021 and September 30, 2020, respectively.
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
Performance Obligations
A performance obligation is a promise in a contract or with a customer to transfer a distinct good or service. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue as the performance obligations are satisfied. To determine the proper revenue recognition for contracts, we evaluate whether a contract should be accounted for as more than one performance obligation or, less commonly, whether two or more contracts should be combined and accounted for as one performance obligation. This evaluation of performance obligations requires significant judgment. The majority of our contracts have a single performance obligation where multiple engineered products and services are combined into a single custom-engineered solution. Our contracts include a standard one-year assurance warranty. Occasionally, we provide service-type warranties that will extend the warranty period. These extended warranties qualify as a separate performance obligation, and revenue is deferred and recognized over the warranty period. If we determine during the evaluation of the contract that there are multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2021, we had backlog of $414.9 million, of which approximately $291.0 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2021 and 2020, our operating results were positively impacted by $12.5 million and $11.3 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.
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
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current. The timing of contract billing milestones related to our Fiscal 2020 contract award for a large industrial project contributed significantly to our net contract liability at September 31, 2020.

Contract assets and liabilities as of September 30, 2021 and September 30, 2020 are summarized below (in thousands):

	September 30,
	2021	2020
Contract assets	$54,199	$50,995
Contract liabilities	(42,433)	(79,445)
Net contract asset (liability)	$11,766	$(28,450)
The increase in net contract asset at September 30, 2021 from September 30, 2020 was primarily due to the timing of contract billing milestones and new orders as well as cash used on our large industrial project awarded in Fiscal 2020. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2021, we recognized revenue of approximately $69.1 million related to contract liabilities outstanding at September 30, 2020.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of September 30, 2021 and September 30, 2020, accounts receivable included retention amounts of $9.6 million and $6.9 million, respectively. Of the retained amount at September 30, 2021, $7.4 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $2.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2021 and September 30, 2020 (in thousands):

	2021	2020
United States	$351,422	$397,983
Canada	68,655	66,064
Europe, Middle East and Africa	39,642	34,028
Asia/Pacific	8,889	18,079
Mexico, Central and South America	1,951	2,345
Total revenues by geographic destination	$470,559	$518,499

	2021	2020
Oil and gas (excludes petrochemical)	$187,660	$195,209
Petrochemical	58,986	126,698
Electric utility	111,244	88,818
Traction power	59,106	42,373
All others	53,563	65,401
Total revenues by market sector	$470,559	$518,499

F. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized. In Fiscal 2021, our purchased technology was fully amortized. No impairment expense has been recorded for the last three fiscal years.

Intangible assets balances, subject to amortization, at September 30, 2021 and 2020 consisted of the following (in thousands):

	September 30, 2021			September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased technology	$11,749	$(11,749)	$—	$11,749	$(11,592)	$157
Amortization of intangible assets recorded for the years ended September 30, 2021, 2020 and 2019 was $0.2 million, $0.2 million and $0.2 million, respectively.

G. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2021	2020
Industrial development revenue bonds	$400	$800
Less: current portion	(400)	(400)
Total long-term debt	$—	$400
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (the "U.S. Revolver"), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. On March 12, 2021, we entered into a first amendment to the U.S. Revolver which, among other things, amended certain terms related to the calculation of the consolidated leverage ratio from gross leverage to net leverage. As a result of the first amendment, up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of September 30, 2021, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $34.8 million. There was $40.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2021.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of September 30, 2021, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate (LIBOR) plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated net leverage ratio.
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

Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds are subject to various covenants, for which we were in compliance at September 30, 2021. The interest rate of the Bonds was 0.14% as of September 30, 2021. On October 1, 2021, the Bonds matured and our final redemption of $0.4 million was made.

H. Commitments and Contingencies

Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $34.8 million as of September 30, 2021. We also had surety bonds totaling $143.0 million that were outstanding, with additional bonding capacity of $457.0 million available, at September 30, 2021. At present, we have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.4 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2021, we had outstanding guarantees totaling $7.4 million and amounts available under this Facility Agreement were $2.0 million. The Facility Agreement provides for financial covenants and customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2021, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2021, our exposure to possible liquidated damages was $1.8 million, of which approximately $1.1 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $1.1 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage. We have claimed force majeure on certain contracts due to delays associated with the COVID-19 pandemic. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$911	$945	$1,350
State	472	1,186	186
Foreign	73	66	88
	1,456	2,197	1,624
Deferred:
Federal	(1,062)	1,045	366
State	(30)	(91)	457
Foreign	97	519	(3)
	(995)	1,473	820
Total income tax provision	$461	$3,670	$2,444
Income (loss) before income taxes was as follows (in thousands):

	Year Ended September 30,
	2021	2020	2019
U.S.	$3,076	$21,243	$11,859
Foreign	(1,984)	(913)	475
Income before income taxes	$1,092	$20,330	$12,334
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2021	2020	2019
Statutory rate	21%	21%	21%
State income taxes, net of federal benefit	25	5	4
Research and development credit	(101)	(13)	(7)
Foreign rate differential	10	—	1
Foreign taxes	10	—	1
Valuation allowance	62	4	(2)
Deferred tax rate differential	(19)	—	—
Non-deductible expenses(1)	30	1	2
Other	4	—	—
Effective rate	42%	18%	20%

(1) Certain prior year amounts have been reclassified for consistency with the current year presentation.

Our income tax provision reflects an effective tax rate on pre-tax results of 42% in Fiscal 2021 compared to 18% and 20% in Fiscal 2020 and 2019, respectively. The reduction in pre-tax book income as compared to prior years caused tax adjustments to yield a greater impact to the effective tax rate in Fiscal 2021. The effective tax rate of 42% for Fiscal 2021 was favorably impacted by the current year estimated Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. The effective tax rate was negatively impacted by the losses recognized in other foreign jurisdictions, primarily in the U.K., that were reserved with a valuation allowance as well as the establishment of a valuation allowance against the deferred tax assets in Mexico in the amount of $0.1 million.

The effective tax rate of 18% for Fiscal 2020 was favorably impacted by the estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. Likewise, the discrete items recorded in the third quarter of Fiscal 2020 in the amount of $1.7 million associated with the release of reserves for unrecognized tax benefits as a result of the expiration of statutes of limitations and the IRS audit settlement favorably impacted the effective tax rate. The effective tax rate was negatively impacted by the discrete item recorded in the second quarter of Fiscal 2020 for the valuation allowance against our U.K. deferred tax assets in the amount of $0.5 million as well as by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance. The effective tax rate for Fiscal 2019 approximated the U.S. federal statutory rate as favorable adjustments related to the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance, and the R&D Tax Credit were largely offset by unfavorable adjustments primarily related to state income taxes and other permanent items.
During our assessment of deferred income taxes, in the second quarter of Fiscal 2020, we recorded a valuation allowance of $0.5 million against our U.K. net deferred tax assets. Similarly, we recorded a valuation allowance of $0.1 million against our Mexican net deferred tax assets during the fourth quarter of Fiscal 2021 as a result of our assessment of deferred income taxes. In assessing the realizability of net deferred tax assets, we determined it was more-likely-than-not that the net deferred tax assets may not be realized based upon recent U.K. and Mexican tax losses and anticipated results in the near term. Estimates may change as new events occur, estimates of future taxable income are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance.
We have not recorded deferred income taxes on $11.9 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows:  Canada 2014 – 2020, United Kingdom 2019 – 2020 and the United States 2018 – 2020. As of September 30, 2021, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2021	2020
Gross assets	$20,427	$18,326
Gross liabilities and valuation allowance	(15,788)	(14,682)
Net deferred income tax asset	$4,639	$3,644

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2021	2020
Deferred Tax Assets:
Net operating loss	$12,682	$10,823
Credit carryforwards	1,598	1,490
Deferred compensation	2,095	1,681
Uniform capitalization and inventory	1,222	1,067
Stock-based compensation	921	1,079
Reserve for accrued employee benefits	718	929
Warranty accrual	579	655
Accrued legal	130	112
Postretirement benefits liability	156	111
Other	326	379
Deferred tax assets	$20,427	$18,326
Deferred Tax Liabilities:
Depreciation and amortization	$(4,404)	$(5,035)
Retention and other	(886)	(620)
Deferred tax liabilities	$(5,290)	$(5,655)
Less: valuation allowance	(10,498)	(9,027)
Net deferred tax asset	$4,639	$3,644

As of September 30, 2021, we had tax credit carryforwards of $0.1 million not reserved with a valuation allowance that are available to reduce future U.S. federal tax liabilities. The majority of these tax credit carryforwards expire beginning in 2031. In addition, we had international net operating loss carryforwards of $0.5 million that were not reserved with a valuation allowance available to offset future taxable income in the respective jurisdictions, with an indefinite carryforward period.

We have established a valuation allowance in the amount of $10.5 million primarily related to the Canadian and U.K. net deferred tax assets. The net increase in the total valuation allowance during the year was $1.5 million which was largely a result of the current year loss recognized in the U.K. In assessing the realizability of net deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of period	$1,252	$2,703	$1,854
Increases related to tax positions taken during the current period	251	220	240
Increases related to tax positions taken during a prior period	75	97	609
Decreases related to expiration of statute of limitations	—	(545)	—
Decreases related to settlement with taxing authorities	(169)	(1,223)	—
Balance at end of period	$1,409	$1,252	$2,703
Included in the balance of unrecognized tax benefits at the end of Fiscal 2021, 2020, and 2019 are $1.1 million, $0.8 million, and $2.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2021 was not material.

Management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain federal statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of Fiscal 2018 – 2021.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401(k) plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $2.9 million, $3.1 million and $3.2 million in Fiscal 2021, 2020 and 2019, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate trust, an irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.4 million related to this plan in Fiscal 2021. At September 30, 2021, total assets held by the trustee were $9.1 million and recorded in other assets and the liability was $8.5 million and recorded in deferred compensation in our Consolidated Balance Sheets. The $9.1 million of assets held by the trustee is invested in company-owned life insurance policies.
Certain former executives were provided an executive benefit plan that provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments was accrued over the service life of these individuals, and $0.1 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $3.3 million at September 30, 2021.
Retiree Medical Plan
We have a plan that extends health benefits to retirees that are also available to active employees under our existing health plans. This plan is unfunded. The plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.9 million as of both September 30, 2021 and 2020. Our net periodic postretirement benefit expenses have been less than $0.1 million for the last three fiscal years. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

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

In accordance with the 2014 Plan, the Compensation Committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. Fifty to sixty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining forty to fifty percent of the grant is earned based on the three-year earnings performance of the Company following the grant date. At September 30, 2021, there were 199,919 RSUs outstanding. The RSUs do not have voting rights but receive dividend equivalents upon vesting. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2020	154,034	$35.37
Granted	104,550	24.08
Vested	(55,748)	32.50
Forfeited/cancelled	(2,917)	30.85
Outstanding at September 30, 2021	199,919	$30.34
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan. As of September 30, 2021, there were 471,556 shares of common stock available for future grants.
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
Under this 2014 Director Plan, in February 2021, 16,800 shares of restricted stock were issued to our non-employee directors at a price of $31.33 per share. In February 2020, we issued 16,800 shares of restricted stock to our non-employee directors at a price of $36.25 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 23,000 shares as of September 30, 2021. At both September 30, 2021 and 2020, there were 8,400 shares of unvested restricted stock outstanding.
Compensation Expense
Total compensation expense related to restricted stock grants under all plans was $0.5 million, $0.6 million and $0.5 million for the years ended September 30, 2021, 2020 and 2019, respectively. Total compensation expense related to RSUs under all plans was $2.0 million, $2.9 million and $3.3 million for the years ended September 30, 2021, 2020 and 2019, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2021 and 2020, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $1.1 million and $1.2 million, respectively. As of September 30, 2021, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately six months and 1.5 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Fair Value Measurements at September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2021
Assets:
Cash and cash equivalents	$114,314	$—	$—	$114,314
Short-term investments	19,667	—	—	19,667
Other assets	—	9,100	—	9,100
Liabilities:
Deferred compensation	—	8,527	—	8,527
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
There were no transfers between levels within the fair value measurement hierarchy during the year ended September 30, 2021.

M. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the years ended September 30, 2021 and 2020, respectively (in thousands):

Lease Cost	2021	2020
Operating lease cost	$2,435	$2,389
Less: sublease income	(706)	(555)
Variable lease cost(1)	443	351
Short-term lease cost(2)	1,281	677
Total lease cost	$3,453	$2,862

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

For the year ended September 30, 2019, rent expense related to operating leases was $3.5 million; however, this amount did not include rent expense related to leases and rentals with initial terms of one year or less, which are included in short-term cost in the table above. For the year ended September 30, 2019, sublease income from third parties was $1.3 million; however, this amount included common area maintenance charges, which are included in variable lease cost in the table above.

In Fiscal 2019, we recorded additional lease expense of $0.7 million related to certain facility leases in Canada that are no longer utilized in our operations.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. As of September 30, 2021 and 2020, our operating lease assets have been reduced by a lease accrual of $0.4 million and $0.6 million, respectively, related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively (in thousands):

	September 30,
Operating Leases	2021	2020
Assets:
Operating lease assets, net	$3,453	$5,217
Liabilities:
Current operating lease liabilities	1,415	2,352
Long-term operating lease liabilities	2,413	3,434
Total lease liabilities	$3,828	$5,786

The following table provides the maturities of our operating lease liabilities as of September 30, 2021 (in thousands):

Operating Leases
2021	$2,351
2022	1,448
2023	164
2024	—
2025	—
Thereafter	—
Total future minimum lease payments	$3,963
Less: present value discount (imputed interest)	(135)
Present value of lease liabilities	$3,828

The weighted average discount rate as of September 30, 2021 was 4.04%. The weighted average remaining lease term was 1.75 years at September 30, 2021.

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
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2021	2020	2019
United States	$351,422	$397,983	$406,609
Canada	68,655	66,064	64,326
Middle East and Africa	26,615	18,162	18,420
Asia/Pacific	8,889	18,079	11,405
Europe	13,027	15,866	13,746
Mexico, Central and South America	1,951	2,345	2,674
Total revenues	$470,559	$518,499	$517,180

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2021	2020
Long-lived assets:
United States	$62,308	$67,071
Canada	42,375	42,580
United Kingdom	4,774	4,721
Total	$109,457	$114,372

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2021 and 2020 (in thousands, except per share data):

	2021 Quarters
	First(1)	Second(1)	Third(1)	Fourth(2)	2021
Revenues	$106,575	$118,716	$115,813	$129,455	$470,559
Gross profit	18,271	17,153	17,167	22,472	75,063
Net income (loss)	(364)	(225)	(2,041)	3,261	631
Earnings (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.17)	$0.28	$0.05
Diluted	$(0.03)	$(0.02)	$(0.17)	$0.28	$0.05

(1) The results for the first quarter of Fiscal 2021 demonstrated normal seasonality and were negatively impacted by holidays and work schedules related to other quarterly periods. Gross profit continued to decrease during the first three quarters of Fiscal 2021 as compared to Fiscal 2020 quarterly gross profit due to a decrease in orders as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets.

(2) The results for the fourth quarter of Fiscal 2021 were positively impacted by higher volume and favorable productivity across the service and manufacturing entities.

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

Q.  Subsequent Events

Long-Term Debt Repayment
On October 1, 2021, our long-term debt fully matured and our final bond redemption of $0.4 million was made. See Note G for additional disclosure regarding our industrial revenue development bonds.
Quarterly Dividend Declared
On November 2, 2021, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 15, 2021 to shareholders of record at the close of business on November 17, 2021.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2021, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2021, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2021, which appears in their report on the financial statements included herein.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2021.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2021.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2021.

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
3. Exhibits.

Number		Description of Exhibits
3.1	—	Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

10.1	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

10.2	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

10.3	—	Powell Industries, Inc. Executive Severance Protection Plan (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.4	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.5	—
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

10.21	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

10.22	—	Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.23	—
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

10.24	—	First Amendment to Credit Agreement dated March 12, 2021 (filed as Exhibit 10.1 to our Form 8-K filed March 16, 2021 and incorporated herein by reference).

**21.1	—	Subsidiaries of Powell Industries, Inc.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

***32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number		Description of Exhibits
***32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.
**	Filed herewith.
***	Furnished herewith.

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
Date: December 8, 2021