Form 10-Q
period 2021-12-31
POWELL INDUSTRIES INC
filed 2022-02-09
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 7, 2022, there were 11,763,843 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2021	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$77,905	$114,314
Short-term investments	23,622	19,667
Accounts receivable, less allowance for credit losses of $411 and $333	79,478	78,304
Contract assets	67,904	54,199
Inventories	36,157	29,835
Income taxes receivable	217	161
Prepaid expenses	4,033	4,382
Other current assets	1,092	1,599
Total Current Assets	290,408	302,461
Property, plant and equipment, net	107,509	109,457
Operating lease assets, net	3,526	3,453
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	5,554	4,639
Other assets	15,800	15,179
Total Assets	$423,800	$436,192
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$400
Accounts payable	42,348	45,247
Contract liabilities	49,396	42,433
Accrued compensation and benefits	8,152	20,395
Accrued product warranty	2,443	2,531
Current operating lease liabilities	1,966	1,415
Income taxes payable	554	1,076
Other current liabilities	8,809	7,659
Total Current Liabilities	113,668	121,156
Long-term debt, net of current maturities	—	—
Deferred compensation	9,749	8,613
Long-term operating lease liabilities	1,866	2,413
Other long-term liabilities	2,938	2,787
Total Liabilities	128,221	134,969
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,569,861 and 12,497,691 shares issued, respectively	126	125
Additional paid-in capital	64,364	63,948
Retained earnings	276,390	282,505
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(20,302)	(20,356)
Total Stockholders' Equity	295,579	301,223
Total Liabilities and Stockholders' Equity	$423,800	$436,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2021	2020
Revenues	$106,569	$106,575
Cost of goods sold	93,133	88,304
Gross profit	13,436	18,271

Selling, general and administrative expenses	15,902	16,874
Research and development expenses	1,824	1,673
Amortization of intangible assets	—	44
Operating loss	(4,290)	(320)

Interest expense	47	50
Interest income	(50)	(111)
Loss before income taxes	(4,287)	(259)
Income tax provision (benefit)	(1,441)	105
Net loss	$(2,846)	$(364)

Loss per share:
Basic	$(0.24)	$(0.03)
Diluted	$(0.24)	$(0.03)

Weighted average shares:
Basic	11,765	11,674
Diluted	11,765	11,674
Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended December 31,
	2021	2020
Net loss	$(2,846)	$(364)
Foreign currency translation adjustments	54	4,349
Comprehensive income (loss)	$(2,792)	$3,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net loss	—	—	—	(2,846)	—	—	—	(2,846)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54
Stock-based compensation	72	1	1,007	—	—	—	—	1,008
Shares withheld in lieu of employee tax withholding	—	—	(660)	—	—	—	—	(660)
Dividends	—	—	69	(3,269)	—	—	—	(3,200)
Balance, December 31, 2021	12,570	$126	$64,364	$276,390	(806)	$(24,999)	$(20,302)	$295,579

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2021	2020
Operating Activities:
Net loss	$(2,846)	$(364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,414	2,630
Stock-based compensation	1,008	894
Bad debt expense (recovery), net	91	(19)
Deferred income taxes	(915)	(82)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,189)	(6,249)
Contract assets and liabilities, net	(6,730)	(4,955)
Inventories	(6,312)	244
Income taxes	(578)	267
Prepaid expenses and other current assets	857	166
Accounts payable	(2,918)	(7,387)
Accrued liabilities	(11,035)	(10,087)
Other, net	320	(234)
Net cash used in operating activities	(27,833)	(25,176)
Investing Activities:
Purchases of short-term investments	(3,937)	(3,924)
Maturities of short-term investments	—	7,847
Purchases of property, plant and equipment, net	(436)	(961)
Net cash provided by (used in) investing activities	(4,373)	2,962
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(660)	(632)
Dividends paid	(3,048)	(3,028)
Net cash used in financing activities	(4,108)	(4,060)
Net decrease in cash and cash equivalents	(36,314)	(26,274)
Effect of exchange rate changes on cash and cash equivalents	(95)	74
Cash and cash equivalents at beginning of period	114,314	160,216
Cash and cash equivalents at end of period	$77,905	$134,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A. Overview and Summary of Significant Accounting Policies
Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) is incorporated in the state of Delaware. Powell's predecessor companies were founded 75 years ago by William E. Powell in 1947. Our major subsidiaries, all of which are wholly owned, include: Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International, B.V.
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand, which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with and review the contracts with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
The consequences of a prolonged global economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. The Company cannot reasonably estimate the duration or severity of this pandemic, or the extent to which the resulting disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission (SEC) on December 8, 2021.
References to Fiscal 2022 and Fiscal 2021 used throughout this report shall mean our fiscal years ended September 30, 2022 and 2021, respectively.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2021	2020
Numerator:
Net loss	$(2,846)	$(364)
Denominator:
Weighted average basic shares	11,765	11,674
Dilutive effect of restricted stock units	—	—
Weighted average diluted shares	11,765	11,674
Loss per share:
Basic	$(0.24)	$(0.03)
Diluted	$(0.24)	$(0.03)

For each of the three months ended December 31, 2021 and 2020, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	Three months ended December 31,
	2021	2020
Balance at beginning of period	$333	$510
Bad debt expense (recovery), net	91	(19)
Uncollectible accounts written off, net of recoveries	(14)	(10)
Change due to foreign currency translation	1	12
Balance at end of period	$411	$493

Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2021	September 30, 2021
Raw materials, parts and sub-assemblies, net	$35,295	$28,688
Work-in-progress	862	1,147
Total inventories	$36,157	$29,835

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2021	2020
Balance at beginning of period	$2,531	$2,771
Increase to warranty expense	293	658
Deduction for warranty charges	(382)	(779)
Change due to foreign currency translation	1	25
Balance at end of period	$2,443	$2,675

D. Revenue
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products may be sold separately as an engineered solution but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of total revenues for the three months ended December 31, 2021 and 92% of total revenues for the three months ended December 31, 2020.
Additionally, we have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of total revenues for the three months ended December 31, 2021 and 8% of total revenues for the three months ended December 31, 2020.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2021, we had backlog of $416.0 million, of which approximately $301.7 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the three months ended December 31, 2021 and 2020, our operating results were positively impacted by $2.8 million and $5.5 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods. The decrease from the prior year is primarily due to the increase in raw material commodity costs.
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
Contract assets and liabilities as of December 31, 2021 and September 30, 2021 are summarized below (in thousands):

	December 31, 2021	September 30, 2021
Contract assets	$67,904	$54,199
Contract liabilities	(49,396)	(42,433)
Net contract asset	$18,508	$11,766
The increase in net contract asset at December 31, 2021 from September 30, 2021 was primarily due to the timing of contract billing milestones and new orders as well as cash used on our large industrial project awarded in Fiscal 2020. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2021, we recognized revenue of approximately $23.3 million that was related to contract liabilities outstanding at September 30, 2021.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of December 31, 2021 and September 30, 2021, accounts receivable included retention amounts of $9.3 million and $9.6 million, respectively. Of the retained amount at December 31, 2021, $6.8 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $2.5 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2021 and 2020 (in thousands):

	Three months ended December 31,
	2021	2020
United States	$82,145	$80,586
Canada	15,125	14,091
Europe, Middle East and Africa	7,830	8,256
Asia/Pacific	944	2,716
Mexico, Central and South America	525	926
Total revenues by geographic destination	$106,569	$106,575

	Three months ended December 31,
	2021	2020
Oil and gas (excludes petrochemical)	$43,021	$40,028
Petrochemical	17,228	9,165
Electric utility	21,533	28,171
Traction power	11,372	13,361
All others	13,415	15,850
Total revenues by market sector	$106,569	$106,575

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
Industrial development revenue bonds	$—	$400
Less: current portion	—	(400)
Total long-term debt	$—	$—
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (as amended, the "U.S. Revolver"), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of December 31, 2021, there were no amounts borrowed under the U.S. Revolver and letters of credit outstanding were $31.2 million. There was $43.8 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2021.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2021, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate (LIBOR) successor rate plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated net leverage ratio. On December 31, 2021, the Company entered into a LIBOR Transition Amendment with Bank of America that states that LIBOR will be replaced with a successor rate in accordance with the U.S. Revolver.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds matured on October 1, 2021 and our final payment of $0.4 million was made.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $31.2 million as of December 31, 2021. We also had surety bonds totaling $144.4 million that were outstanding, with additional bonding capacity of $455.6 million available, at December 31, 2021. At present, we have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2021, we had outstanding guarantees totaling $3.3 million and amounts available under this Facility Agreement were $6.2 million. The Facility Agreement provides for customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2021, we were in compliance with all of the financial covenants of the Facility Agreement. In accordance with the terms of the Facility Agreement, the total amount available was reduced from $9.5 million to $6.8 million in January 2022.
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

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At December 31, 2021, there were 235,502 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2021 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2021	199,919	$30.34
Granted	107,350	24.79
Vested	(71,767)	32.66
Forfeited/canceled	—	—
Outstanding at December 31, 2021	235,502	$26.94

During the three months ended December 31, 2021 and 2020, we recorded compensation expense of $0.9 million and $0.8 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. During the three months ended December 31, 2021 and 2020, there were no restricted shares granted. During both the three months ended December 31, 2021 and 2020, we recorded compensation expense of $0.1 million related to restricted stock.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2021
Assets:
Cash and cash equivalents	$77,905	$—	$—	$77,905
Short-term investments	23,622	—	—	23,622
Other assets	—	9,452	—	9,452
Liabilities:
Deferred compensation	—	9,675	—	9,675
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2021.

I. Leases

Our leases consist primarily of office and manufacturing space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three months ended December 31, 2021 and 2020, respectively (in thousands):

	Three months ended December 31,
Lease Cost	2021	2020
Operating lease cost	$571	$608
Less: sublease income	(174)	(180)
Variable lease cost(1)	141	108
Short-term lease cost(2)	273	169
Total lease cost	$811	$705

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. As of December 31, 2021 and September 30, 2021, our operating lease assets have been reduced by a lease accrual of $0.3 million and $0.4 million, respectively, related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021, respectively (in thousands):

Operating Leases	December 31, 2021	September 30, 2021
Assets:
Operating lease assets, net	$3,526	$3,453
Liabilities:
Current operating lease liabilities	1,966	1,415
Long-term operating lease liabilities	1,866	2,413
Total lease liabilities	$3,832	$3,828

The following table provides the maturities of our operating lease liabilities as of December 31, 2021 (in thousands):

Operating Leases
Remainder of 2022	$1,822
2023	1,536
2024	361
2025	204
2026	51
Thereafter	—
Total future minimum lease payments	$3,974
Less: present value discount (imputed interest)	(142)
Present value of lease liabilities	$3,832

The weighted average discount rate as of December 31, 2021 was 3.87%. The weighted average remaining lease term was 2.0 years at December 31, 2021.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2021	2020
Loss before income taxes	$(4,287)	$(259)

Income tax provision (benefit)	(1,441)	105

Net loss	$(2,846)	$(364)

Effective tax rate	34%	(41)%

Our income tax benefit reflects an effective tax rate on pre-tax loss of 34% for the first quarter of Fiscal 2022 compared to an income tax provision that reflects a negative 41% in the first quarter of Fiscal 2021. For the three months ended December 31, 2021, the estimated Research and Development Tax Credit (R&D Tax Credit) favorably impacted the effective tax rate. The effective tax rate for the first quarter of Fiscal 2022 and Fiscal 2021 were negatively impacted by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance as well as discrete items in the amount of $0.1 million primarily related to the vesting of restricted stock units. These unfavorable items offset the benefits related to the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance for the three months ended December 31, 2020.

K. Subsequent Events
Quarterly Dividend Declared
On February 1, 2022, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on March 16, 2022 to shareholders of record at the close of business on February 16, 2022.

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
•Our industry is highly competitive.
•Technological innovations may make existing products and production methods obsolete.
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
•We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.
•A significant portion of our revenues may be concentrated among a small number of customers.
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
•Changes in and compliance with environmental laws and regulations, including those regarding climate change, could adversely impact our financial results.
•Provisions of our charter documents or Delaware law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.
•Significant developments arising from tariffs and other economic proposals could adversely impact our business.
General Risk Factors
•Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
•The departure of key personnel could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2021. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission (SEC) on December 8, 2021 and is available on the SEC’s website at www.sec.gov.
Overview
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Historically, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. We began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, these cyclical conditions may persist throughout Fiscal 2022.
Impact of the COVID-19 Pandemic and Oil and Gas Commodity Market Volatility on Powell
The COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. Throughout the pandemic, the demand for our products and services as well as our operations have been negatively impacted, resulting from the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers are deferring or suspending their planned capital expenditures. Certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand, which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with our key suppliers who have been impacted by this pandemic to ensure that we are able to meet our customer commitments.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and our capital and discretionary spending in response to business conditions. We continued to operate at these lower thresholds throughout Fiscal 2021 and the first quarter of Fiscal 2022 and will continue to consistently monitor the macro-economic conditions throughout the remainder of Fiscal 2022.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand and commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended December 31, 2021 Compared to the Quarter Ended December 31, 2020 (Unaudited)
Revenue and Gross Profit
Revenues remained flat at $106.6 million in the first quarter of Fiscal 2022. Revenues continue to be negatively impacted due to project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets. Domestic revenues increased by 2%, or $1.6 million, to $82.1 million in the first quarter of Fiscal 2022. Included in our domestic revenues in the oil and gas markets is our large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 19% of our consolidated revenues for the first quarter of Fiscal 2022 compared to 13% in the same period of the prior year. International revenues decreased by 6.0%, or $1.6 million, to $24.4 million in the first quarter of Fiscal 2022. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 7%, or $3.0 million, to $43.0 million in the first quarter of Fiscal 2022, while petrochemical revenue increased by 88%, or $8.1 million, to $17.2 million in the first quarter of Fiscal 2022, primarily due to project mix. Revenue from our utility markets decreased by 24%, or $6.6 million, to $21.5 million, and traction market revenue decreased by 15%, or $2.0 million, to $11.4 million in the first quarter of Fiscal 2022. Revenue from all other markets combined decreased by $2.4 million to $13.4 million in the first quarter of Fiscal 2022.
Gross profit decreased by 26%, or $4.8 million, to $13.4 million for the first quarter of Fiscal 2022. Gross profit as a percentage of revenues decreased to 13% in the first quarter of Fiscal 2022, compared to 17% in the first quarter of Fiscal 2021. The decline in gross profit was driven predominately by higher global commodity costs, and to a lesser extent, a lower volume of favorable project close-outs in the first quarter of Fiscal 2022. Gross profit may continue to be negatively impacted by higher commodity costs to the extent we are not able to pass these increases to our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 6%, or $1.0 million, to $15.9 million in the first quarter of Fiscal 2022, primarily due to decreased variable incentive compensation. Selling, general and administrative expenses as a percentage of revenues decreased to 15% during the first quarter of Fiscal 2022 compared to 16% during the first quarter of Fiscal 2021.
Income Tax Benefit/Provision
We recorded an income tax benefit of $1.4 million in the first quarter of Fiscal 2022, compared to an income tax provision of $0.1 million in the first quarter of Fiscal 2021. The effective tax rate for the first quarter of Fiscal 2022 was 34%, compared to an effective tax rate of negative 41% in the first quarter of Fiscal 2021. For the three months ended December 31, 2021, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit), while losses recognized in various foreign jurisdictions that were reserved with a valuation allowance and discrete items primarily related to the vesting of restricted stock units negatively impacted the effective tax rate for each of the three months ended December 31, 2021 and December 31, 2020. These unfavorable items offset the benefits related to the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance in the first quarter of Fiscal 2021.
Net Loss
In the first quarter of Fiscal 2022, we recorded a net loss of $2.8 million, or $0.24 per diluted share, compared to a net loss of $0.4 million, or $0.03 per diluted share, in the first quarter of Fiscal 2021. This increase in net loss is due to a decline in gross profit as discussed above.
Backlog
The order backlog at December 31, 2021 was $416.0 million, a slight increase from $414.9 million at September 30, 2021 and a decrease of 11% from $464.9 million at December 31, 2020. Bookings, net of cancellations and scope reductions, increased by 18% in the first quarter of Fiscal 2022 to $107.7 million, compared to $91.1 million in the first quarter of Fiscal 2021.

Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases delayed or cancelled some of their major capital investment projects. Recently we have seen increased global demand for cleaner-burning fuels; however, the uncertainty in oil prices and the global economic impacts from COVID-19 have had, and may continue to have, a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs. We experienced lower commercial activity in Fiscal 2020 and Fiscal 2021 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions may persist throughout Fiscal 2022. We will continue to remain focused on the variables that impact our markets as well as our internal cost management and supply chain challenges. We will also continue to adjust to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.
The consequences of a prolonged economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. The Company cannot reasonably estimate the duration or severity of this pandemic, or the extent to which the resulting disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.

Liquidity and Capital Resources
As of December 31, 2021, current assets exceeded current liabilities by 2.6 times.
Cash, cash equivalents and short-term investments decreased to $101.5 million at December 31, 2021, compared to $134.0 million at September 30, 2021. This decrease in cash was primarily driven by the timing of contract billing milestones related to our large industrial project awarded in Fiscal 2020. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
We have a credit agreement with Bank of America, N.A. (as amended, the "U.S. Revolver") which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
On October 1, 2021, our industrial development revenue bonds matured and as a result we had no long-term debt at December 31, 2021. As of December 31, 2021, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $31.2 million. As of December 31, 2021, $43.8 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.

Approximately $28.6 million of our cash, cash equivalents and short-term investments at December 31, 2021 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used net cash of $27.8 million during the three months ended December 31, 2021 and $25.2 million during the same period in Fiscal 2021. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the payment terms with our suppliers. This decrease in operating cash flow was primarily due to the timing of contract billing milestones and an increase in inventory.
Investing Activities
Investing activities used $4.4 million during the three months ended December 31, 2021 compared to $3.0 million provided during the same period in Fiscal 2021. The decrease in cash provided by investing activities in the first three months of Fiscal 2022 was primarily due to short-term investment activity.
Financing Activities
Net cash used in financing activities was $4.1 million during each of the three months ended December 31, 2021 and 2020, which primarily consisted of approximately $3.0 million of dividends paid in each period.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on December 8, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets. Occasionally, our customers may include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
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
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2021, our realized foreign exchange loss was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $20.3 million as of December 31, 2021, a decrease of $0.1 million compared to September 30, 2021. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on December 8, 2021.

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

*10.1
LIBOR Transition Amendment, dated December 31, 2021, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 9, 2022	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)