Form 10-Q
period 2022-03-31
POWELL INDUSTRIES INC
filed 2022-05-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 2, 2022, there were 11,780,643 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$86,431	$114,314
Short-term investments	27,143	19,667
Accounts receivable, less allowance for credit losses of $703 and $333	90,741	78,304
Contract assets	58,553	54,199
Inventories	43,685	29,835
Income taxes receivable	154	161
Prepaid expenses	2,413	4,382
Other current assets	2,559	1,599
Total Current Assets	311,679	302,461
Property, plant and equipment, net	105,968	109,457
Operating lease assets, net	3,205	3,453
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	4,690	4,639
Other assets	13,160	15,179
Total Assets	$439,705	$436,192
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$400
Accounts payable	48,697	45,247
Contract liabilities	56,706	42,433
Accrued compensation and benefits	12,608	20,395
Accrued product warranty	2,347	2,531
Current operating lease liabilities	1,629	1,415
Income taxes payable	1,102	1,076
Other current liabilities	9,794	7,659
Total Current Liabilities	132,883	121,156
Deferred compensation	9,085	8,613
Long-term operating lease liabilities	1,836	2,413
Other long-term liabilities	3,031	2,787
Total Liabilities	146,835	134,969
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,586,661 and 12,497,691 shares issued, respectively	126	125
Additional paid-in capital	65,075	63,948
Retained earnings	272,068	282,505
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(19,400)	(20,356)
Total Stockholders' Equity	292,870	301,223
Total Liabilities and Stockholders' Equity	$439,705	$436,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Revenues	$127,854	$118,716	$234,423	$225,291
Cost of goods sold	108,771	101,563	201,904	189,867
Gross profit	19,083	17,153	32,519	35,424

Selling, general and administrative expenses	17,067	16,675	32,969	33,549
Research and development expenses	1,713	1,601	3,537	3,274
Amortization of intangible assets	—	44	—	88
Operating income (loss)	303	(1,167)	(3,987)	(1,487)

Other income	(279)	—	(279)	—
Interest expense (income)	(13)	4	(16)	(57)
Income (loss) before income taxes	595	(1,171)	(3,692)	(1,430)
Income tax provision (benefit)	1,812	(946)	371	(841)
Net loss	$(1,217)	$(225)	$(4,063)	$(589)

Loss per share:
Basic	$(0.10)	$(0.02)	$(0.34)	$(0.05)
Diluted	$(0.10)	$(0.02)	$(0.34)	$(0.05)

Weighted average shares:
Basic	11,801	11,707	11,783	11,690
Diluted	11,801	11,707	11,783	11,690
Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net loss	$(1,217)	$(225)	$(4,063)	$(589)
Foreign currency translation adjustments	902	894	956	5,243
Comprehensive income (loss)	$(315)	$669	$(3,107)	$4,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net loss	—	—	—	(2,846)	—	—	—	(2,846)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54
Stock-based compensation	72	1	1,007	—	—	—	—	1,008
Shares withheld in lieu of employee tax withholding	—	—	(660)	—	—	—	—	(660)
Dividends	—	—	69	(3,269)	—	—	—	(3,200)
Balance, December 31, 2021	12,570	$126	$64,364	$276,390	(806)	$(24,999)	$(20,302)	$295,579
Net loss	—	—	—	(1,217)	—	—	—	(1,217)
Foreign currency translation adjustments	—	—	—	—	—	—	902	902
Stock-based compensation	17	—	711	—	—	—	—	711
Dividends	—	—	—	(3,105)	—	—	—	(3,105)
Balance, March 31, 2022	12,587	$126	$65,075	$272,068	(806)	$(24,999)	$(19,400)	$292,870

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845
Net loss	—	—	—	(225)	—	—	—	(225)
Foreign currency translation adjustments	—	—	—	—	—	—	894	894
Stock-based compensation	17	—	853	—	—	—	—	853
Dividends	—	—	—	(3,035)	—	—	—	(3,035)
Balance, March 31, 2021	12,498	$125	$63,112	$287,364	(806)	$(24,999)	$(19,270)	$306,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2022	2021
Operating Activities:
Net loss	$(4,063)	$(589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,831	5,289
Stock-based compensation	1,720	1,747
Bad debt expense (recovery), net	445	(132)
Deferred income taxes	(51)	(1,022)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,662)	(820)
Contract assets and liabilities, net	9,888	(16,647)
Inventories	(13,835)	(707)
Income taxes	31	(1,231)
Prepaid expenses and other current assets	1,009	2,542
Accounts payable	3,372	3,908
Accrued liabilities	(5,761)	(9,119)
Other, net	2,068	(1,298)
Net cash used in operating activities	(13,008)	(18,079)
Investing Activities:
Purchases of short-term investments	(15,090)	(15,835)
Maturities of short-term investments	7,995	15,788
Purchases of property, plant and equipment	(1,116)	(1,623)
Proceeds from sale of property, plant and equipment	587	33
Proceeds from life insurance policies	—	474
Net cash used in investing activities	(7,624)	(1,163)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(660)	(632)
Dividends paid	(6,106)	(6,063)
Net cash used in financing activities	(7,166)	(7,095)
Net decrease in cash and cash equivalents	(27,798)	(26,337)
Effect of exchange rate changes on cash and cash equivalents	(85)	214
Cash and cash equivalents at beginning of period	114,314	160,216
Cash and cash equivalents at end of period	$86,431	$134,093

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
Impact of Global Economic Uncertainty and Oil and Gas Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the last 18 months. In particular, the COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. As a result, some of our industrial customers have deferred or suspended their planned capital expenditures. During this period, certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand, which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with our key suppliers who are facing various issues related to the availability and timing of the receipt of key component parts and commodities to ensure that we are able to meet our customer commitments.
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

B. Earnings Per Share
We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,217)	$(225)	$(4,063)	$(589)
Denominator:
Weighted average basic shares	11,801	11,707	11,783	11,690
Dilutive effect of restricted stock units	—	—	—	—
Weighted average diluted shares	11,801	11,707	11,783	11,690
Loss per share:
Basic	$(0.10)	$(0.02)	$(0.34)	$(0.05)
Diluted	$(0.10)	$(0.02)	$(0.34)	$(0.05)

For each of the three and six months ended March 31, 2022 and 2021, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Balance at beginning of period	$411	$493	$333	$510
Bad debt expense (recovery), net	353	(113)	445	(132)
Uncollectible accounts written off, net of recoveries	(57)	—	(71)	(10)
Change due to foreign currency translation	(4)	2	(4)	14
Balance at end of period	$703	$382	$703	$382

Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2022	September 30, 2021
Raw materials, parts and sub-assemblies, net	$42,282	$28,688
Work-in-progress	1,403	1,147
Total inventories	$43,685	$29,835

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Balance at beginning of period	$2,443	$2,675	$2,531	$2,771
Increase to warranty expense	323	395	616	1,053
Deduction for warranty charges	(421)	(609)	(803)	(1,388)
Change due to foreign currency translation	2	6	3	31
Balance at end of period	$2,347	$2,467	$2,347	$2,467

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of total revenues for the three and six months ended March 31, 2022, 93% of total revenues for the three months ended March 31, 2021 and 92% of total revenues for the six months ended March 31, 2021.
Additionally, we have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of total revenues for the three and six months ended March 31, 2022, 7% of total revenues for the three months ended March 31, 2021 and 8% of total revenues for the six months ended March 31, 2021.

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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of March 31, 2022, we had backlog of $440.0 million, of which approximately $310.9 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2022 and 2021, our operating results were positively impacted by $5.6 million and $8.2 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods. The decrease from the prior year is primarily due to the increase in direct materials cost, which we were not able to pass on to our customers.
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
Contract assets and liabilities as of March 31, 2022 and September 30, 2021 are summarized below (in thousands):

	March 31, 2022	September 30, 2021
Contract assets	$58,553	$54,199
Contract liabilities	(56,706)	(42,433)
Net contract asset	$1,847	$11,766
The decrease in net contract asset at March 31, 2022 from September 30, 2021 was primarily due to the timing of contract billing milestones and new orders as well as cash used on our large industrial project awarded in Fiscal 2020. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2022, we recognized revenue of approximately $33.5 million that was related to contract liabilities outstanding at September 30, 2021.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of March 31, 2022 and September 30, 2021, accounts receivable included retention amounts of $9.8 million and $9.6 million, respectively. Of the retained amount at March 31, 2022, $9.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.7 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
United States	$86,992	$87,939	$169,137	$168,525
Canada	22,053	17,734	37,178	31,825
Europe, Middle East and Africa	15,551	10,937	23,381	19,193
Asia/Pacific	1,646	2,009	2,590	4,725
Mexico, Central and South America	1,612	97	2,137	1,023
Total revenues by geographic destination	$127,854	$118,716	$234,423	$225,291

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Oil and gas (excludes petrochemical)	$53,634	$50,142	$96,655	$90,171
Petrochemical	18,853	10,196	36,081	19,361
Electric utility	30,374	28,452	51,907	56,622
Traction power	10,054	15,140	21,426	28,501
All others	14,939	14,786	28,354	30,636
Total revenues by market sector	$127,854	$118,716	$234,423	$225,291

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
Industrial development revenue bonds	$—	$400
Less: current portion	—	(400)
Total long-term debt	$—	$—
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (as amended, the "U.S. Revolver"), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of March 31, 2022, there were no amounts borrowed under the U.S. Revolver and letters of credit outstanding were $32.2 million. There was $42.8 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2022.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of March 31, 2022, we were in compliance with all of the financial covenants of the U.S. Revolver.

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

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $32.2 million as of March 31, 2022. We also had surety bonds totaling $149.0 million that were outstanding, with additional bonding capacity of $451.0 million available, at March 31, 2022. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $6.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2022, we had outstanding guarantees totaling $3.2 million and amounts available under this Facility Agreement were $3.4 million. The Facility Agreement provides for customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2022, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At March 31, 2022, there were 235,502 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2022 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2021	199,919	$30.34
Granted	107,350	24.79
Vested	(71,767)	32.66
Forfeited/canceled	—	—
Outstanding at March 31, 2022	235,502	$26.94

During the six months ended March 31, 2022 and 2021, we recorded compensation expense of $1.4 million and $1.3 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2022, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan at a price of $23.09 per share. During the six months ended March 31, 2022 and 2021, we recorded compensation expense of $0.3 million and $0.4 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2022
Assets:
Cash and cash equivalents	$86,431	$—	$—	$86,431
Short-term investments	27,143	—	—	27,143
Other assets	—	8,674	—	8,674
Liabilities:
Deferred compensation	—	9,024	—	9,024
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2022.

I. Leases

Our leases consist primarily of office and manufacturing space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and six months ended March 31, 2022 and 2021, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$573	$629	$1,143	$1,237
Less: sublease income	(173)	(177)	(347)	(357)
Variable lease cost(1)	117	109	258	217
Short-term lease cost(2)	579	319	852	488
Total lease cost	$1,096	$880	$1,906	$1,585

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. As of March 31, 2022 and September 30, 2021, our operating lease assets have been reduced by a lease accrual of $0.3 million and $0.4 million, respectively, related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021, respectively (in thousands):

Operating Leases	March 31, 2022	September 30, 2021
Assets:
Operating lease assets, net	$3,205	$3,453
Liabilities:
Current operating lease liabilities	1,629	1,415
Long-term operating lease liabilities	1,836	2,413
Total lease liabilities	$3,465	$3,828

The following table provides the maturities of our operating lease liabilities as of March 31, 2022 (in thousands):

Operating Leases
Remainder of 2022	$1,232
2023	1,616
2024	416
2025	258
2026	65
Thereafter	—
Total future minimum lease payments	$3,587
Less: present value discount (imputed interest)	(122)
Present value of lease liabilities	$3,465

The weighted average discount rate as of March 31, 2022 was 3.81%. The weighted average remaining lease term was 1.96 years at March 31, 2022.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Income (loss) before income taxes	$595	$(1,171)	$(3,692)	$(1,430)

Income tax provision (benefit)	1,812	(946)	371	(841)

Net loss	$(1,217)	$(225)	$(4,063)	$(589)

Effective tax rate	305%	81%	(10)%	59%

During interim reporting periods, the provision for income taxes is calculated by applying an estimated annual effective tax rate to year-to-date ordinary pre-tax income (loss). As a result, a significant variation in the customary relationship between income tax expense and pre-tax income may occur. Due to the estimated Research and Development Tax Credit (R&D Tax Credit) as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance, we are projecting an income tax benefit for the full fiscal year ended September 30, 2022, which would result in a negative effective tax rate. When this annual effective tax rate is applied to the year-to-date loss, a tax provision results for the three and six months ended March 31, 2022. The effective tax rate was largely impacted by the change in the annual estimated relative amounts of income (loss) recognized in the various tax jurisdictions.

For the three and six months ended March 31, 2021, the income tax benefit resulted from the relative amounts of income (loss) recognized in various tax jurisdictions, the utilization of net operating loss carryforwards in Canada that have been fully reserved with a valuation allowance, and the estimated R&D Tax Credit.

We have recorded valuation allowances against the deferred tax assets of various foreign jurisdictions as it was determined that it was more-likely-than-not that the deferred tax assets may not be recognized. We maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings in Canada, we believe that there is a possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the Canadian valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance released are subject to change on the basis of the level of profitability that we believe we may be able to achieve.

K. Subsequent Events
Quarterly Dividend Declared
On May 3, 2022, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on June 15, 2022 to shareholders of record at the close of business on May 18, 2022.

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
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic and geopolitical conditions and anticipated environmental, safety or regulatory changes which affect the manner in which our customers proceed with capital investments. Our customers analyze various factors, including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end-user customers as well as prevailing global economic conditions.
Historically, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to natural gas, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. We began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic. Considering the long cycle nature of our business, these cyclical conditions may persist throughout the remainder of Fiscal 2022.
Impact of Global Economic Uncertainty and Oil and Gas Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the last 18 months. In particular, the COVID-19 pandemic continues to impact global energy markets. This pandemic has negatively impacted demand, which in turn has resulted in considerable volatility across global oil and gas commodity markets. The pandemic and global economic uncertainty have had a negative impact on the demand for our products and services as well as our operations as a result of the associated reduction in oil and gas demand and volatility in commodity prices noted above. As a result, some of our industrial customers have deferred or suspended their planned capital expenditures. During this period, certain of our customers have asked that we delay or cancel our manufacturing on their projects as their operations have been negatively impacted by this pandemic and the reduced oil and gas demand, which has resulted in recognition of cancellation fees based on contract terms and the extent of our progress on the projects. We continue to work with our key suppliers who are facing various issues related to the availability and timing of the receipt of key component parts and commodities to ensure that we are able to meet our customer commitments.

In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. During Fiscal 2020, we reduced our global workforce and our capital and discretionary spending in response to business conditions. We continued to operate at these lower thresholds throughout Fiscal 2021 and the first half of Fiscal 2022 and will continue to consistently monitor the macro-economic conditions throughout the remainder of Fiscal 2022.
As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand, supply chain issues and inflationary pressures, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021 (Unaudited)
Revenue and Gross Profit
Revenues increased by 8%, or $9.1 million, to $127.9 million in the second quarter of Fiscal 2022. Domestic revenues decreased by 1%, or $0.9 million, to $87.0 million in the second quarter of Fiscal 2022. Included in our domestic revenues in the oil and gas markets is our large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 16% of our consolidated revenues for the second quarter of Fiscal 2022 compared to 20% in the same period of the prior year. International revenues increased by 33%, or $10.1 million, to $40.9 million in the second quarter of Fiscal 2022. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 7%, or $3.5 million, to $53.6 million in the second quarter of Fiscal 2022, while petrochemical revenue increased by 85%, or $8.7 million, to $18.9 million in the second quarter of Fiscal 2022, primarily due to project mix. Revenue from our utility markets increased by 7%, or $1.9 million, to $30.4 million, and traction market revenue decreased by 34%, or $5.1 million, to $10.1 million in the second quarter of Fiscal 2022. Revenue from all other markets combined increased by $0.2 million to $14.9 million in the second quarter of Fiscal 2022.
Gross profit increased by 11%, or $1.9 million, to $19.1 million for the second quarter of Fiscal 2022. Gross profit as a percentage of revenues increased to 15% in the second quarter of Fiscal 2022, compared to 14% in the second quarter of Fiscal 2021. The increase in gross profit was driven predominately by increased volume and operating efficiencies across most of our North American operations and improved project execution and performance from our UK operations in the second quarter of Fiscal 2022. This incremental increase in gross profit incorporates favorable productivity and pricing impacts, offset by inflationary pressures across our supply base.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 2%, or $0.4 million, to $17.1 million in the second quarter of Fiscal 2022, primarily due to increased bad debt expense. Selling, general and administrative expenses as a percentage of revenues decreased to 13% during the second quarter of Fiscal 2022 compared to 14% during the second quarter of Fiscal 2021.
Other Income
We recorded other income of $0.3 million in the second quarter of Fiscal 2022 related to a gain on the sale of land. We did not record other income during the second quarter of Fiscal 2021.
Income Tax Benefit/Provision
We recorded an income tax provision of $1.8 million in the second quarter of Fiscal 2022, compared to an income tax benefit of $0.9 million in the second quarter of Fiscal 2021. The effective tax rate for the second quarter of Fiscal 2022 was 305%, compared to an effective tax rate of 81% in the second quarter of Fiscal 2021. For the three months ended March 31, 2022, the effective tax rate was negatively impacted by the change in the annual estimated relative amounts of income (loss) recognized in the various tax jurisdictions. The tax provision recorded in the second quarter of Fiscal 2022 resulted from an increase in forecasted pre-tax income.

Net Loss
In the second quarter of Fiscal 2022, we recorded a net loss of $1.2 million, or $0.10 per diluted share, compared to a net loss of $0.2 million, or $0.02 per diluted share, in the second quarter of Fiscal 2021. This increase in net loss is primarily due to the provision for income taxes resulting from applying an estimated annual effective tax rate to year-to-date ordinary pre-tax income (loss).
Backlog
The order backlog at March 31, 2022 was $440.0 million, an increase of 6% from $416.0 million at December 31, 2021 and a slight increase from $436.6 million at March 31, 2021. Bookings, net of cancellations and scope reductions, increased by 70% in the second quarter of Fiscal 2022 to $150.8 million, compared to $88.5 million in the second quarter of Fiscal 2021, primarily driven by activity outside of our oil and gas and petrochemical sectors.

Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021 (Unaudited)
Revenue and Gross Profit
Revenues increased by 4%, or $9.1 million, to $234.4 million in the six months ended March 31, 2022. Revenues continue to be negatively impacted due to project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets. Domestic revenues increased slightly to $169.1 million in the six months ended March 31, 2022. International revenues increased by 15.0%, or $8.5 million, to $65.3 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 7%, or $6.5 million, to $96.7 million in the six months ended March 31, 2022, while petrochemical revenue increased by 86%, or $16.7 million, to $36.1 million in the first half of Fiscal 2022, primarily due to project mix. Revenue from our utility markets decreased by 8%, or $4.7 million, to $51.9 million, and traction market revenue decreased by 25%, or $7.1 million, to $21.4 million in the six months ended March 31, 2022. Revenue from all other markets combined decreased by 7%, or $2.3 million, to $28.3 million in the six months ended March 31, 2022.
Gross profit decreased by 8%, or $2.9 million, to $32.5 million as compared to the first half of Fiscal 2021. The decrease in gross profit was driven predominately by higher direct material costs. Gross profit may continue to be negatively impacted by higher material costs to the extent we are not able to pass these increases to our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 2%, or $0.6 million, to $33.0 million in the six months ended March 31, 2022, primarily due to decreased variable incentive compensation. Selling, general and administrative expenses as a percentage of revenues decreased to 14% during the six months ended March 31, 2022 compared to 15% during the six months ended March 31, 2021.
Other Income
We recorded other income of $0.3 million in the six months ended March 31, 2022 related to a gain on the sale of land. We did not record other income during the six months ended March 31, 2021.
Income Tax Benefit/Provision
We recorded an income tax provision of $0.4 million in the six months ended March 31, 2022, compared to an income tax benefit of $0.8 million in the six months ended March 31, 2021. The effective tax rate for the six months ended March 31, 2022 was negative 10%, compared to an effective tax rate of 59% for the six months ended March 31, 2021. For the six months ended March 31, 2022, the effective tax rate was negatively impacted by the change in the annual estimated relative amounts of income (loss) recognized in the various tax jurisdictions. The effective tax rate was favorably impacted by the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance in the six months ended March 31, 2022 and 2021.
Net Loss
In the six months ended March 31, 2022, we recorded a net loss of $4.1 million, or $0.34 per diluted share, compared to a net loss of $0.6 million, or $0.05 per diluted share, in the six months ended March 31, 2021. This increase in net loss is due to a decline in gross profit as discussed above.

Backlog
The order backlog at March 31, 2022 was $440.0 million, an increase of 6% from $414.9 million at September 30, 2021. Bookings, net of cancellations and scope reductions, increased by 44% during the six months ended March 31, 2022 to $258.5 million, compared to $179.6 million in the six months ended March 31, 2021.
Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases delayed or cancelled some of their major capital investment projects. Recently we have seen increased global demand for cleaner-burning fuels; however, the uncertainty in oil prices and the global economic impacts from COVID-19, including supply chain disruptions and associated inflationary pressures, as well as other geopolitical events may have a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruption in the global supply chain has negatively impacted our business as well due to the reduction in availability and uncertainty in the timing of the receipt of certain key component parts and commodities. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs, or inhibit our ability to deliver completed products on time. We experienced lower commercial activity in Fiscal 2020 and Fiscal 2021 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions may persist throughout the remainder of Fiscal 2022. We will continue to remain focused on the variables that impact our markets as well as cost management, labor and supply chain challenges. We will also continue to adjust to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.
The consequences of a prolonged economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. The Company cannot reasonably estimate the duration or severity of these global economic challenges, or the extent to which the resulting disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.

Liquidity and Capital Resources
As of March 31, 2022, current assets exceeded current liabilities by 2.3 times.
Cash, cash equivalents and short-term investments decreased to $113.6 million at March 31, 2022, compared to $134.0 million at September 30, 2021. This decrease in cash was primarily driven by increases in each of accounts receivable and inventory. We have strategically increased certain inventories due to uncertainty from the global supply chain issues impacting our business. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
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

On October 1, 2021, our industrial development revenue bonds matured and as a result we had no long-term debt at March 31, 2022. As of March 31, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $32.2 million. As of March 31, 2022, $42.8 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $30.4 million of our cash, cash equivalents and short-term investments at March 31, 2022 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used net cash of $13.0 million during the six months ended March 31, 2022 and $18.1 million during the same period in Fiscal 2021. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the payment terms with our suppliers. This increase in operating cash flow was primarily due to the timing of contract billing milestones although slightly offset by the increase in accounts receivable. The strategic increase in inventory as a result of the uncertainty in the global supply chain negatively impacted cash flow for the first six months of Fiscal 2022.
Investing Activities
Investing activities used $7.6 million during the six months ended March 31, 2022 and $1.2 million during the same period in Fiscal 2021. The increase in cash used in investing activities in the first six months of Fiscal 2022 was primarily due to short-term investment activity.
Financing Activities
Net cash used in financing activities was $7.2 million during the six months ended March 31, 2022 and $7.1 million during the same period in Fiscal 2021, which primarily consisted of approximately $6.1 million of dividends paid in each period.
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
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2022, our realized foreign exchange gain was less than $0.1 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $19.4 million as of March 31, 2022, a decrease of $1.0 million compared to September 30, 2021. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 4, 2022	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)