Form 10-Q
period 2022-06-30
POWELL INDUSTRIES INC
filed 2022-08-03
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 1, 2022, there were 11,781,993 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$75,830	$114,314
Short-term investments	22,682	19,667
Accounts receivable, less allowance for credit losses of $517 and $333	103,022	78,304
Contract assets	68,245	54,199
Inventories	48,739	29,835
Income taxes receivable	291	161
Prepaid expenses	3,165	4,382
Other current assets	2,798	1,599
Total Current Assets	324,772	302,461
Property, plant and equipment, net	102,023	109,457
Operating lease assets, net	1,909	3,453
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	10,187	4,639
Other assets	11,910	15,179
Total Assets	$451,804	$436,192
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$400
Accounts payable	46,235	45,247
Contract liabilities	66,582	42,433
Accrued compensation and benefits	15,427	20,395
Accrued product warranty	2,288	2,531
Current operating lease liabilities	953	1,415
Income taxes payable	356	1,076
Other current liabilities	12,509	7,659
Total Current Liabilities	144,350	121,156
Deferred compensation	8,100	8,613
Long-term operating lease liabilities	1,159	2,413
Other long-term liabilities	2,247	2,787
Total Liabilities	155,856	134,969
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,586,811 and 12,497,691 shares issued, respectively	126	125
Additional paid-in capital	65,661	63,948
Retained earnings	278,017	282,505
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(22,857)	(20,356)
Total Stockholders' Equity	295,948	301,223
Total Liabilities and Stockholders' Equity	$451,804	$436,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Revenues	$135,483	$115,813	$369,907	$341,105
Cost of goods sold	116,424	98,646	318,329	288,513
Gross profit	19,059	17,167	51,578	52,592

Selling, general and administrative expenses	16,404	16,710	49,374	50,259
Research and development expenses	1,806	1,772	5,342	5,046
Amortization of intangible assets	—	44	—	132
Operating income (loss)	849	(1,359)	(3,138)	(2,845)

Other income	(2,006)	—	(2,285)	—
Interest expense (income)	(63)	(21)	(79)	(78)
Income (loss) before income taxes	2,918	(1,338)	(774)	(2,767)
Income tax provision (benefit)	(6,143)	703	(5,772)	(138)
Net income (loss)	$9,061	$(2,041)	$4,998	$(2,629)

Income (loss) per share:
Basic	$0.77	$(0.17)	$0.42	$(0.22)
Diluted	$0.76	$(0.17)	$0.42	$(0.22)

Weighted average shares:
Basic	11,810	11,720	11,792	11,700
Diluted	11,901	11,720	11,877	11,700
Dividends per share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$9,061	$(2,041)	$4,998	$(2,629)
Foreign currency translation adjustments	(3,457)	1,301	(2,501)	6,544
Comprehensive income (loss)	$5,604	$(740)	$2,497	$3,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net loss	—	—	—	(2,846)	—	—	—	(2,846)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54
Stock-based compensation	72	1	1,007	—	—	—	—	1,008
Shares withheld in lieu of employee tax withholding	—	—	(660)	—	—	—	—	(660)
Dividends	—	—	69	(3,269)	—	—	—	(3,200)
Balance, December 31, 2021	12,570	$126	$64,364	$276,390	(806)	$(24,999)	$(20,302)	$295,579
Net loss	—	—	—	(1,217)	—	—	—	(1,217)
Foreign currency translation adjustments	—	—	—	—	—	—	902	902
Stock-based compensation	17	—	711	—	—	—	—	711
Dividends	—	—	—	(3,105)	—	—	—	(3,105)
Balance, March 31, 2022	12,587	$126	$65,075	$272,068	(806)	$(24,999)	$(19,400)	$292,870
Net income	—	—	—	9,061	—	—	—	9,061
Foreign currency translation adjustments	—	—	—	—	—	—	(3,457)	(3,457)
Stock-based compensation	—	—	588	—	—	—	—	588
Shares withheld in lieu of employee tax withholding	—	—	(3)	—	—	—	—	(3)
Dividends	—	—	1	(3,112)	—	—	—	(3,111)
Balance, June 30, 2022	12,587	$126	$65,661	$278,017	(806)	$(24,999)	$(22,857)	$295,948

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net loss	—	—	—	(364)	—	—	—	(364)
Foreign currency translation adjustments	—	—	—	—	—	—	4,349	4,349
Stock-based compensation	59	1	893	—	—	—	—	894
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends	—	—	—	(3,028)	—	—	—	(3,028)
Balance, December 31, 2020	12,481	$125	$62,259	$290,624	(806)	$(24,999)	$(20,164)	$307,845
Net loss	—	—	—	(225)	—	—	—	(225)
Foreign currency translation adjustments	—	—	—	—	—	—	894	894
Stock-based compensation	17	—	853	—	—	—	—	853
Dividends	—	—	—	(3,035)	—	—	—	(3,035)
Balance, March 31, 2021	12,498	$125	$63,112	$287,364	(806)	$(24,999)	$(19,270)	$306,332
Net loss	—	—	—	(2,041)	—	—	—	(2,041)
Foreign currency translation adjustments	—	—	—	—	—	—	1,301	1,301
Stock-based compensation	—	—	388	—	—	—	—	388
Dividends	—	—	—	(3,039)	—	—	—	(3,039)
Balance, June 30, 2021	12,498	$125	$63,500	$282,284	(806)	$(24,999)	$(17,969)	$302,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2022	2021
Operating Activities:
Net income (loss)	$4,998	$(2,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,206	7,899
Gain on sale of division	(2,006)	—
Stock-based compensation	2,308	2,135
Bad debt expense (recovery), net	274	194
Deferred income taxes	(5,548)	(586)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,011)	(1,195)
Contract assets and liabilities, net	10,001	(35,673)
Inventories	(19,387)	991
Income taxes	(857)	(1,502)
Prepaid expenses and other current assets	18	1,490
Accounts payable	1,526	(2,202)
Accrued liabilities	(676)	(7,129)
Other, net	1,370	(1,486)
Net cash used in operating activities	(27,784)	(39,693)
Investing Activities:
Purchases of short-term investments	(15,104)	(19,868)
Maturities of short-term investments	11,873	19,821
Proceeds from sale of division	4,348	—
Purchases of property, plant and equipment	(1,765)	(2,480)
Proceeds from sale of property, plant and equipment	629	40
Proceeds from life insurance policies	—	474
Net cash used in investing activities	(19)	(2,013)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)
Shares withheld in lieu of employee tax withholding	(663)	(632)
Dividends paid	(9,170)	(9,102)
Net cash used in financing activities	(10,233)	(10,134)
Net decrease in cash and cash equivalents	(38,036)	(51,840)
Effect of exchange rate changes on cash and cash equivalents	(448)	299
Cash and cash equivalents at beginning of period	114,314	160,216
Cash and cash equivalents at end of period	$75,830	$108,675

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
Impact of Global Economic Uncertainty and Oil and Gas Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the past two years. Uncertainty and demand disruptions have resulted in considerable volatility across commodity markets. Although global oil prices have rebounded, our industrial end markets have responded with modest increases in capital expenditures. Additionally, we continue to experience supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors have contributed to the lower margins realized in Fiscal 2022. As we address disruptions and increased costs, we continue to work with our suppliers of key components and commodities to ensure that we are able to meet our customer commitments. Additionally, we have adjusted our pricing models in response to the increased cost environment.
The consequences of a continued and prolonged global economic decline could include, but are not limited to, reductions in commercial and industrial activity in the markets we serve. The Company cannot reasonably estimate the duration or extent to which the resulting disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$9,061	$(2,041)	$4,998	$(2,629)
Denominator:
Weighted average basic shares	11,810	11,720	11,792	11,700
Dilutive effect of restricted stock units	91	—	85	—
Weighted average diluted shares	11,901	11,720	11,877	11,700
Income (loss) per share:
Basic	$0.77	$(0.17)	$0.42	$(0.22)
Diluted	$0.76	$(0.17)	$0.42	$(0.22)

For each of the three and nine months ended June 30, 2021, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$703	$382	$333	$510
Bad debt expense (recovery), net	(170)	326	274	194
Uncollectible accounts written off, net of recoveries	6	(168)	(64)	(178)
Change due to foreign currency translation	(22)	5	(26)	19
Balance at end of period	$517	$545	$517	$545

Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2022	September 30, 2021
Raw materials, parts and sub-assemblies, net	$47,458	$28,688
Work-in-progress	1,281	1,147
Total inventories	$48,739	$29,835

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$2,347	$2,467	$2,531	$2,771
Increase to warranty expense	462	515	1,077	1,568
Deduction for warranty charges	(499)	(557)	(1,303)	(1,970)
Change due to foreign currency translation	(22)	7	(17)	63
Balance at end of period	$2,288	$2,432	$2,288	$2,432

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
We also have contracts to provide value-added services such as field service inspection, installation, commissioning, modification and repair, as well as retrofit and retro-fill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of total revenues for the three and nine months ended June 30, 2022, 93% of total revenues for the three months ended June 30, 2021 and 92% of total revenues for the nine months ended June 30, 2021.
Additionally, we have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of total revenues for the three and nine months ended June 30, 2022, 7% of total revenues for the three months ended June 30, 2021 and 8% of total revenues for the nine months ended June 30, 2021.

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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of June 30, 2022, we had backlog of $502.5 million, of which approximately $379.6 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2022 and 2021, our operating results were positively impacted by $5.9 million and $11.4 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods. The decrease from the prior year is primarily due to the increase in direct materials cost, which we were not able to pass on to our customers for projects awarded in prior years.
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
Contract assets and liabilities as of June 30, 2022 and September 30, 2021 are summarized below (in thousands):

	June 30, 2022	September 30, 2021
Contract assets	$68,245	$54,199
Contract liabilities	(66,582)	(42,433)
Net contract asset	$1,663	$11,766
The decrease in net contract asset at June 30, 2022 from September 30, 2021 was primarily due to the timing of contract billing milestones and new orders as well as cash used on our large industrial project awarded in Fiscal 2020. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2022, we recognized revenue of approximately $36.0 million that was related to contract liabilities outstanding at September 30, 2021.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of June 30, 2022 and September 30, 2021, accounts receivable included retention amounts of $9.2 million and $9.6 million, respectively. Of the retained amount at June 30, 2022, $8.6 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.6 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
United States	$102,931	$88,412	$272,069	$256,937
Canada	23,599	16,529	60,777	48,354
Europe, Middle East and Africa	6,697	8,926	30,078	28,120
Asia/Pacific	1,645	1,651	4,235	6,376
Mexico, Central and South America	611	295	2,748	1,318
Total revenues by geographic destination	$135,483	$115,813	$369,907	$341,105

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Oil and gas (excludes petrochemical)	$58,669	$49,272	$155,324	$139,443
Petrochemical	15,187	15,365	51,268	34,725
Electric utility	30,173	26,175	82,079	82,797
Traction power	9,775	13,821	31,200	42,322
All others	21,679	11,180	50,036	41,818
Total revenues by market sector	$135,483	$115,813	$369,907	$341,105

E. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
Industrial development revenue bonds	$—	$400
Less: current portion	—	(400)
Total long-term debt	$—	$—
U.S. Revolver
We have a credit agreement with Bank of America, N.A. (as amended, the "U.S. Revolver"), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of June 30, 2022, there were no amounts borrowed under the U.S. Revolver and letters of credit outstanding were $30.8 million. There was $44.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2022.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2022, we were in compliance with all of the financial covenants of the U.S. Revolver.

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

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $30.8 million as of June 30, 2022. We also had surety bonds totaling $159.9 million that were outstanding, with additional bonding capacity of $440.1 million available, at June 30, 2022. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $6.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2022, we had outstanding guarantees totaling $3.1 million and amounts available under this Facility Agreement were $3.0 million. The Facility Agreement provides for customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2022, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At June 30, 2022, there were 234,852 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2022 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2021	199,919	$30.34
Granted	107,350	24.79
Vested	(72,017)	32.68
Forfeited/canceled	(400)	38.58
Outstanding at June 30, 2022	234,852	$26.91

During the nine months ended June 30, 2022 and 2021, we recorded compensation expense of $1.9 million and $1.7 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2022, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan at a price of $23.09 per share. During the nine months ended June 30, 2022 and 2021, we recorded compensation expense of $0.4 million and $0.5 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Fair Value Measurements at June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2022
Assets:
Cash and cash equivalents	$75,830	$—	$—	$75,830
Short-term investments	22,682	—	—	22,682
Other assets	—	7,569	—	7,569
Liabilities:
Deferred compensation	—	8,052	—	8,052
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2022.

I. Leases

Our leases consist primarily of office and manufacturing space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2022 and 2021, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$551	$598	$1,695	$1,835
Less: sublease income	(171)	(175)	(519)	(532)
Variable lease cost(1)	114	117	372	334
Short-term lease cost(2)	413	365	1,266	853
Total lease cost	$907	$905	$2,814	$2,490

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. As of June 30, 2022 and September 30, 2021, our operating lease assets have been reduced by a lease accrual of $0.2 million and $0.4 million, respectively, related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021, respectively (in thousands):

Operating Leases	June 30, 2022	September 30, 2021
Assets:
Operating lease assets, net	$1,909	$3,453
Liabilities:
Current operating lease liabilities	953	1,415
Long-term operating lease liabilities	1,159	2,413
Total lease liabilities	$2,112	$3,828

The following table provides the maturities of our operating lease liabilities as of June 30, 2022 (in thousands):

Operating Leases
Remainder of 2022	$529
2023	1,336
2024	221
2025	58
2026	20
Thereafter	2
Total future minimum lease payments	$2,166
Less: present value discount (imputed interest)	(54)
Present value of lease liabilities	$2,112

The weighted average discount rate as of June 30, 2022 was 3.89%. The weighted average remaining lease term was 1.44 years at June 30, 2022.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes	$2,918	$(1,338)	$(774)	$(2,767)

Income tax provision (benefit)	(6,143)	703	(5,772)	(138)

Net income (loss)	$9,061	$(2,041)	$4,998	$(2,629)

Effective tax rate	(211)%	(53)%	746%	5%

We record and maintain valuation allowances against the deferred tax assets of various foreign jurisdictions until sufficient evidence is available to demonstrate that it is more-likely-than-not that the net deferred tax assets will be recognized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the period ended June 30, 2022, management determined that there is sufficient positive evidence to conclude that Canadian net deferred tax assets of $5.9 million are realizable. This determination was based on current and anticipated market conditions, continued market diversification, operating results over the past three years and anticipated future taxable income from our Canadian operations. The valuation allowance was released accordingly, and a $5.9 million tax benefit and corresponding increase in the deferred tax asset were recorded.

The tax benefit for the three and nine months ended June 30, 2022 was also impacted by a discrete item related to the gain recognized from the disposition of a small, non-core division of our Canadian operations. This gain on the disposal resulted in tax expense of $0.4 million.

For the three months ended June 30, 2021, we recorded an income tax provision due to our inability to recognize a tax benefit related to losses in the United Kingdom and the change in the estimated amounts of income (loss) recognized in the various tax jurisdictions. These items also reduced the tax benefit for the nine months ended June 30, 2021 that largely resulted from the estimated Research and Development Tax Credit (R&D Tax Credit) as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance.

K. Divestiture

On June 30, 2022, we sold a non-core, industrial valve repair and servicing business within our Canadian operations and received proceeds of $4.3 million. We recorded a $2.0 million pre-tax gain on this transaction, which has been presented as other income on our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2022.

L. Subsequent Events
Quarterly Dividend Declared
On August 2, 2022, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on September 21, 2022 to shareholders of record at the close of business on August 17, 2022.

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
Historically, the combination of a growing global economy, abundant sources of favorably priced natural gas feedstock, and an energy industry focus on transition to natural gas and cleaner-burning fuels drove an increase in capital investment opportunities, specifically across the oil, gas and petrochemical sectors. Some of these opportunities were for natural gas related projects targeting global demand for cleaner-burning fuels. Additionally, projects within the domestic petrochemical sector benefited from the low feedstock prices of natural gas. Specific to LNG, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. We began to experience reduced commercial activity in Fiscal 2020 driven in large part by the uncertainties across our industrial end markets in the U.S. resulting from the COVID-19 pandemic.
Impact of Global Economic Uncertainty and Oil and Gas Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the past two years. Uncertainty and demand disruptions have resulted in considerable volatility across commodity markets. Although global oil prices have rebounded, our industrial end markets have responded with modest increases in capital expenditures. Additionally, we continue to experience supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors have contributed to the lower margins realized in Fiscal 2022. As we address disruptions and increased costs, we continue to work with our suppliers of key components and commodities to ensure that we are able to meet our customer commitments. Additionally, we have adjusted our pricing models in response to the increased cost environment.
In response to the lower demand across select end markets, we have taken and will continue to take various actions to reduce costs. We continue to operate at lower thresholds throughout Fiscal 2021 and the first nine months of Fiscal 2022 and will continue to consistently monitor the macro-economic conditions throughout the remainder of Fiscal 2022.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this pandemic, as well as reduced oil and gas demand, supply chain issues, and inflationary pressures, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended June 30, 2022 Compared to the Quarter Ended June 30, 2021 (Unaudited)
Revenue and Gross Profit
Revenues increased by 17%, or $19.7 million, to $135.5 million in the third quarter of Fiscal 2022. Domestic revenues increased by 16%, or $14.5 million, to $102.9 million in the third quarter of Fiscal 2022. Included in our domestic, oil and gas sector revenues is the large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 16% of our consolidated revenues for the third quarter of Fiscal 2022 compared to 18% in the same period in the prior year. International revenues increased by 19%, or $5.2 million, to $32.6 million in the third quarter of Fiscal 2022. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 19%, or $9.4 million, to $58.7 million in the third quarter of Fiscal 2022, while petrochemical revenue decreased by 1%, or $0.2 million, to $15.2 million in the third quarter of Fiscal 2022. Revenue from our utility markets increased by 15%, or $4.0 million, to $30.2 million, and traction market revenue decreased by 29%, or $4.0 million, to $9.8 million in the third quarter of Fiscal 2022. Revenue from all other markets combined increased by 94%, or $10.5 million, to $21.6 million in the third quarter of Fiscal 2022, primarily driven by other commercial markets.
Gross profit increased by 11%, or $1.9 million, to $19.1 million for the third quarter of Fiscal 2022. Gross profit as a percentage of revenues decreased to 14% in the third quarter of Fiscal 2022, compared to 15% in the third quarter of Fiscal 2021. The decrease in gross profit as a percentage of revenues is primarily due to project execution challenges on select contracts for a new customer awarded in the prior year at one of our U.S. operations. The increased costs and scope attributable to these contracts was not transferable to the customer. As the volatility across the global supply chain continues to persist, gross profit may continue to be negatively impacted by higher material costs to the extent we are not able to pass these increases to our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 2%, or $0.3 million, to $16.4 million in the third quarter of Fiscal 2022, primarily due to a reduction in bad debt expense and a continued focus on controlling costs. Selling, general and administrative expenses as a percentage of revenues decreased to 12% during the third quarter of Fiscal 2022 compared to 14% during the third quarter of Fiscal 2021.
Other Income
We recorded other income of $2.0 million in the third quarter of Fiscal 2022 related to a gain on the sale of a non-core, industrial valve repair and servicing business within our Canadian operations. We did not record other income during the third quarter of Fiscal 2021.
Income Tax Benefit/Provision
We recorded an income tax benefit of $6.1 million in the third quarter of Fiscal 2022, compared to an income tax provision of $0.7 million in the third quarter of Fiscal 2021. For the three months ended June 30, 2022, the tax benefit primarily resulted from the release of the valuation allowance recorded against the Canadian net deferred tax assets in the amount of $5.9 million that was partially offset by the tax expense of $0.4 million related to the gain on the disposition of a small, non-core division of our Canadian operations. The tax provision recorded in the third quarter of Fiscal 2021 resulted from our inability to recognize a tax benefit related to losses incurred in the United Kingdom and the change in the estimated amounts of income (loss) recognized in the various tax jurisdictions.

Net Income/Loss
In the third quarter of Fiscal 2022, we recorded net income of $9.1 million, or $0.76 per diluted share, compared to a net loss of $2.0 million, or $0.17 per diluted share, in the third quarter of Fiscal 2021. This increase in net income is primarily due to the release of a Canadian valuation allowance recorded against net deferred tax assets and the gain on the sale of a non-core valve repair and servicing business within our Canadian operations during the third quarter of Fiscal 2022.
Backlog
The order backlog at June 30, 2022 was $502.5 million, an increase of 14% from $440.0 million at March 31, 2022 and an increase from $425.5 million at June 30, 2021 as most of Powell's core end market activity increases. Bookings, net of cancellations and scope reductions, increased by 95% in the third quarter of Fiscal 2022 to $201.5 million, compared to $103.2 million in the third quarter of Fiscal 2021, primarily driven by increased activity broadly across most of Powell's core end markets.

Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021 (Unaudited)
Revenue and Gross Profit
Revenues increased by 8%, or $28.8 million, to $369.9 million in the nine months ended June 30, 2022. Domestic revenues increased by 6% to $272.1 million in the nine months ended June 30, 2022. International revenues increased by 16.2%, or $13.7 million, to $97.8 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 11%, or $15.9 million, to $155.3 million in the nine months ended June 30, 2022, while petrochemical revenue increased by 48%, or $16.5 million, to $51.3 million in the first nine months of Fiscal 2022, primarily due to increased market activity. Revenue from our utility markets decreased by 1%, or $0.7 million, to $82.1 million, and traction market revenue decreased by 26%, or $11.1 million, to $31.2 million in the nine months ended June 30, 2022. Revenue from all other markets combined increased by 20%, or $8.2 million, to $50.0 million in the nine months ended June 30, 2022, primarily driven by other commercial end markets.
Gross profit decreased by 2%, or $1.0 million, to $51.6 million as compared to the first nine months of Fiscal 2021. Gross profit as a percentage of revenues decreased to 14% in the first nine months of Fiscal 2022, compared to 15% in the first nine months of Fiscal 2021. The decrease in gross profit and gross profit as a percentage of revenue was driven predominately by inflationary pressures on raw materials and components negatively impacting our operations as we were not able to pass on the increased costs to the customer for projects awarded in prior periods of lower input costs and pricing. In circumstances where select, older projects in backlog are subject to the material and labor availability, as well as cost escalation, gross profit may be negatively impacted to the extent we are not able to pass these increases to our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 2%, or $0.9 million, to $49.4 million in the nine months ended June 30, 2022, primarily due to decreased personnel costs and a continued focus on controlling costs. Selling, general and administrative expenses as a percentage of revenues decreased to 13% during the nine months ended June 30, 2022 compared to 15% during the nine months ended June 30, 2021.
Other Income
We recorded other income of $2.3 million in the nine months ended June 30, 2022 related to a gain on the sale of a small, non-core, industrial valve repair and servicing business within our Canadian operations as well as the sale of an excess parcel of land in the U.S. We did not record other income during the nine months ended June 30, 2021.

Income Tax Benefit
We recorded an income tax benefit of $5.8 million in the nine months ended June 30, 2022, compared to an income tax benefit of $0.1 million in the nine months ended June 30, 2021. For the nine months ended June 30, 2022, the tax benefit primarily resulted from the release of the valuation allowance recorded against the Canadian net deferred tax assets in the amount of $5.9 million that was partially offset by the tax expense of $0.4 million related to the gain on the disposition of a small, non-core division of our Canadian operations. The estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for the nine months ended June 30, 2021 that was largely offset by our inability to recognize a tax benefit related to losses in the United Kingdom and the change in the estimated amounts of income (loss) recognized in various jurisdictions.
Net Income/Loss
In the nine months ended June 30, 2022, we recorded net income of $5.0 million, or $0.42 per diluted share, compared to a net loss of $2.6 million, or $0.22 per diluted share, in the nine months ended June 30, 2021. This increase in net income is primarily due to the release of a Canadian valuation allowance recorded against net deferred tax assets and the gain on the sale of a non-core valve repair and servicing business within our Canadian operations during the third quarter of Fiscal 2022.
Backlog
The order backlog at June 30, 2022 was $502.5 million, an increase of 21% from $414.9 million at September 30, 2021 primarily driven by increased activity across most of our core end markets. Bookings, net of cancellations and scope reductions, increased by 63% during the nine months ended June 30, 2022 to $460.0 million, compared to $282.9 million in the nine months ended June 30, 2021.
Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been unstable over the last several years, and our customers have in certain cases delayed or cancelled some of their major capital investment projects. Recently we have seen increased global demand for cleaner-burning fuels; however, the uncertainty in oil prices and the global economic impacts from COVID-19, including supply chain disruptions and associated inflationary pressures, as well as other geopolitical events may have a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and should be substantially completed in Fiscal 2022. We continue to experience increased demand from markets outside our core oil, gas and petrochemical end markets, helping to diversify our project portfolio.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruption in the global supply chain has negatively impacted our business and operating results as well due to the reduction in availability and uncertainty in the timing of the receipt of certain key component parts and commodities. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs, or inhibit our ability to deliver completed products on time. Additionally, the increases in commodity and component costs from projects awarded in prior years may have a negative impact on our operating results in the event that we are not able to pass these cost increases to our customers. We experienced lower commercial activity in Fiscal 2020 and Fiscal 2021 driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we anticipate these cyclical conditions may persist throughout the remainder of Fiscal 2022. We will continue to remain focused on the variables that impact our markets as well as cost management, labor and supply chain challenges. We will also continue to adjust to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.
The consequences of a prolonged economic decline could include, but are not limited to, a reduction in commercial and industrial activity. The Company cannot reasonably estimate the duration or severity of these global economic challenges, or the extent to which the resulting disruptions may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.

Liquidity and Capital Resources
As of June 30, 2022, current assets exceeded current liabilities by 2.2 times.
Cash, cash equivalents and short-term investments decreased to $98.5 million at June 30, 2022, compared to $134.0 million at September 30, 2021. This decrease in cash was primarily driven by increases in each of accounts receivable and inventory. We have strategically increased certain inventories due to uncertainty from the global supply chain issues impacting our business. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements, research and development initiatives and debt repayments for the foreseeable future.
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
On October 1, 2021, our industrial development revenue bonds matured and as a result we had no long-term debt at June 30, 2022. As of June 30, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $30.8 million. As of June 30, 2022, $44.2 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $28.4 million of our cash, cash equivalents and short-term investments at June 30, 2022 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used net cash of $27.8 million during the nine months ended June 30, 2022 and $39.7 million during the same period in Fiscal 2021. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as the payment terms with our suppliers. This increase in operating cash flow was primarily due to the timing of contract billing milestones although offset by the increase in accounts receivable. The strategic increase in inventory as a result of the uncertainty in the global supply chain negatively impacted cash flow for the first nine months of Fiscal 2022.
Investing Activities
Investing activities used less than $0.1 million during the nine months ended June 30, 2022 and $2.0 million during the same period in Fiscal 2021. The decrease in cash used in investing activities in the first nine months of Fiscal 2022 was primarily due to proceeds of $4.3 million received from the sale of a small, non-core division of our Canadian operations.

Financing Activities
Net cash used in financing activities was $10.2 million during the nine months ended June 30, 2022 and $10.1 million during the same period in Fiscal 2021, which primarily consisted of approximately $9.1 million of dividends paid in each period.
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
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on profit margin. We have entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract is immaterial for the third quarter of Fiscal 2022. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Mexican Peso and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2022, our realized foreign exchange gain was $0.2 million and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $22.9 million as of June 30, 2022, an increase of $2.5 million compared to September 30, 2021. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 3, 2022	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)