Form 10-K
period 2022-09-30
POWELL INDUSTRIES INC
filed 2022-12-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $175 million as of March 31, 2022, based upon the closing price on the NASDAQ Global Market on that date.  For purposes of the calculation above only, all directors, executive officers and beneficial owners of 5% or more of the outstanding shares of the registrant's common stock are considered to be “affiliates.”
At December 2, 2022, there were 11,821,483 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed not later than 120 days after September 30, 2022, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS;
RISK FACTORS
Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) includes forward-looking statements based on our current expectations, which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results and condition of the Company. Factors that may have a material effect on our revenues, expenses and operating results include, among other things, adverse business or market conditions, our ability to meet our customers’ scheduling requirements, our customers’ financial conditions and their ability to secure financing to support current and future projects, the availability and cost of materials from suppliers, availability and cost of a skilled labor force, adverse competitive developments and changes in customer requirements as well as those circumstances discussed under “Part I, Item 1A. Risk Factors,” below. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
Our website is powellind.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Additionally, all of our reports filed with the SEC are available via their website at sec.gov.
References to Fiscal 2022, Fiscal 2021 and Fiscal 2020 used throughout this Annual Report relate to our fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Products and Services
Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts and are used in oil and gas refining, onshore and offshore oil and gas production, petrochemical, liquefied natural gas (LNG) terminals, pipeline, terminal, mining and metals, light rail traction power, electric utility, pulp and paper and other municipal, commercial and other industrial markets. Our product scope includes designs tested to meet both United States (U.S.) and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We assist customers by providing field service inspection, installation, commissioning, modification, and repair services, as well as spare parts, retrofit and retrofill components for existing systems, and replacement circuit breakers for obsolete switchgear no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as design and construction engineering firms contracted by those end users. We believe that our exemplary culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design, engineering, manufacturing, project management and integration of assorted systems into a single, custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers and governmental agencies spanning across diverse markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically non-recurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer are not predictable. The timing of large project awards may cause material fluctuations in our revenues and gross profits.
Occasionally our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies with whom we have previously conducted business. These arrangements are generally made to leverage competitive positioning, or where scale and/or size dictates the use of such arrangement.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. The large domestic industrial project that was awarded in Fiscal 2020 accounted for approximately 15% and 20% of our consolidated revenues in Fiscal 2022 and 2021, respectively. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted. No customer accounted for more than 10% of our consolidated revenues in Fiscal 2020.

Research and development activities are critical to Powell’s future and are focused on both the development of new products and services as well as enhancing current product offerings. Our expertise in vacuum circuit breaker engineering is internationally recognized, and we commit to incorporating continuous product improvements that will ensure sustained operational safety and reliability across the markets we serve.
Markets
We strive to be the supplier of choice for custom-engineered system solutions and services to a broad array of customers and markets. Demand for our services and products is driven predominantly by the oil and gas and electric utility industries, but we also serve other markets where customers need to manage, monitor and control large amounts of electrical energy through a complex network of electrical components and systems. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business.
Specific to the oil and gas sector, we serve the upstream, midstream and downstream end markets. Within the downstream market, our primary customers typically are engaged in refining activities and/or leveraging natural gas feedstocks for the production of petrochemical or LNG products. Strong relationships have developed with our customers over the years and we are recognized as a preferred service provider to solve our customers' complex electrical needs.
We believe that our products and services, integration capabilities, technical and project management acumen, application engineering expertise and specialty contracting experience, together with our financial strength and responsiveness to the needs of our customers, give us a sustainable competitive advantage in our markets. We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing. Our principal competitors include ABB, Eaton, Schneider, and Siemens. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with whom we often have long, established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
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
Our backlog at September 30, 2022 totaled $592.2 million compared to $414.9 million at September 30, 2021. We anticipate that approximately $375.0 million of Fiscal 2022 ending backlog will be fulfilled during our fiscal year ending September 30, 2023. Backlog may not be indicative of future operating results as orders in our backlog may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum and various electrical components. Material costs represented 51% of revenues in Fiscal 2022, 49% of revenues in Fiscal 2021 and 47% of revenues in Fiscal 2020. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.

Over the past two years, as a result of the challenges created by global economic uncertainty, the COVID-19 pandemic and commodity market volatility, we have experienced supply chain disruptions and anticipate that such disruptions, driven predominately by availability and cost volatility across our raw materials, components and labor force, may continue. As we address disruptions, delays and increased costs, we continue to work with our suppliers of key components and commodities to ensure that we are able to meet our customer commitments. While we have experienced some issues related to increased prices as well as increased delivery lead times for the purchase of key raw materials or components, we continue to monitor the availability (including transportation) and price of components and raw materials on a regular basis, as well as any potential impact on our operations.
Our supply base for certain key components and raw materials is limited. Many of our products require raw materials and components supplied by a limited number of suppliers, and in some instances, a single supplier. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. Supply problems could result in delays in our ability to meet commitments to our customers and potentially result in delay damages assessed by our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact in the future.

Our business is subject to the effects of changing material prices. During Fiscal 2021 and 2022, we began to encounter availability constraints from key suppliers as well as cost increases driven by using alternate suppliers, increased commodity costs as well as higher logistics expense. Supply chain disruptions driven by both availability and cost volatility have created project delivery challenges. We continue to monitor material availability closely but cannot provide assurance that we will mitigate material shortages in the future, in which case our results of operations may be adversely affected. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating, hedging and by actively pursuing internal cost reduction efforts. During Fiscal 2022, we entered into a derivative contract to hedge a portion of our exposure to commodity price risk. We did not enter into any derivative contracts to hedge our exposure to commodity price changes in Fiscal 2021 or 2020.
Human Capital
At September 30, 2022, we had 1,935 full-time employees and 236 contract employees located primarily in the U.S., Canada and the United Kingdom (U.K.) Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, we find it challenging to source qualified personnel in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. A decline in our employee relations, labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
Our top human capital priorities include the well-being, health and safety, and retention of our employees, as well as enhanced learning and leadership training opportunities, workplace safety, internal promotion and key employee retention. Powell emphasizes a culture of safety that runs throughout the Company. We establish annual goals and monthly operating metrics, which have resulted in a safety incident rate that is approximately one-half the industry average, according to the U.S. Bureau of Labor Statistics. We believe that the 11-year average tenure of our employees is a reflection of our inclusive and supportive culture, and focused efforts on internal promotion, key employee retention and succession planning. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.
Intellectual Property
While we hold various patents, trademarks, servicemarks, copyrights and licenses, we do not consider any individual intellectual property to be material to our consolidated business operations.
Seasonality
Our operations are not generally affected by seasonality. However, weather and natural phenomena can temporarily impact the performance of our operations. Furthermore, quarterly operating results may fluctuate in our first fiscal quarter due to the reduction in the number of workdays related to the number of holidays and paid time off that is taken in that fiscal quarter.

Government Regulations
We are subject to various government regulations in the U.S. as well as various international locations where we operate. These regulations cover diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We have established a multi-faceted compliance program that includes educating employees and leadership, performing risk based due diligence and evaluating our supplier base. We require legal and ethical practices in our everyday work. We do not believe that compliance with governmental regulations will have a material impact on our capital expenditures, results of operations or competitive position.

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
The end markets that we serve have historically been cyclical and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our products and services. Our customer projects, budgets for capital expenditures and the need for our services have in the past, and may in the future, be adversely affected by among other things, the price of oil and gas, poor economic conditions, commodity prices, political uncertainties, cost of capital, and currency fluctuations. These variables may impact the number and/or the amount of new awards, delays in the timing of awards or potential cancellation of projects. Changes in product mix or services can have a significant impact on our gross margins on a quarterly and annual basis. The uncertainty of our contract award timing is outside of our control and can also present difficulties in matching workforce size with contract requirements. In some cases, we bear and maintain the cost of a ready workforce that may be larger than necessary in anticipation of future workforce needs. If an expected contract is delayed or not received, we may incur additional costs in staff or facility redundancy that could have an adverse impact on our business, financial condition and results of operations.
Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources, and at various times, may be our customer or supplier on any given project. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, location and the ability to win projects we bid. Certain of our competitors may have lower cost structures or a more favorable geographic footprint and may, therefore, be able to provide their products or services at lower prices. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively and secure projects could adversely affect future revenues and could have an adverse impact on our business and results of operations.
Technological innovations may make existing products and production methods obsolete.
All of the products that we manufacture and sell depend upon optimizing available technology for success in the marketplace. The industries in which we operate are characterized by intense competition and are highly sensitive to technological innovation and customer requirements. It is possible for competitors (both domestic and international) to develop products or production methods that will make current products or methods obsolete or at a minimum hasten their obsolescence; therefore, we cannot be certain that our competitors will not develop the expertise, experience and resources to provide products and services that are superior in both price and quality. Our future success will depend, in part, on our ability to anticipate and offer products that meet changing industry and customer specifications as well as fund our research and development costs. Consumer demand for further automation is changing the markets we operate in. Failure to successfully develop new products, or to enhance existing products, could result in the loss of existing customers to competitors, the inability to attract new business or an overall reduction in our competitive position, any of which could adversely affect our business and results of operations.
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
The success of our business depends upon the quality of our products and our relationships with customers. In the event that one of our products fails to meet our customers' standards or safety requirements or fails to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and services and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products, could adversely impact our business and results of operations.
Growth and product diversification through strategic acquisitions involve a number of risks.
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that could enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to retain or add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management, systems integration and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expected, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.
Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity at competitive levels may be limited by our ability to employ, compensate, train and retain personnel necessary to meet our requirements. We face competition within and outside of our markets for qualified personnel across all of our workforce. We may experience shortages of qualified personnel such as engineers, project managers, supervisors, office personnel and select skilled trades. We cannot be certain that we will be able to maintain an adequate skilled or unskilled labor force or key technical personnel necessary to operate efficiently and to support our growth strategy and operations. We cannot be certain that our labor costs will not increase as a result of a shortage in the supply of skilled, unskilled and technical personnel or any governmental regulations. Labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and could adversely impact our business and results of operations.
We are exposed to risks relating to the use of subcontractors.
We hire subcontractors to perform work on some projects and may depend on third-party labor suppliers to provide the personnel necessary to engineer, manufacture and ship our products. If our subcontractors do not perform as expected for any reason, we may experience delays in completing our projects or incur additional costs. In addition, we may have disputes with these independent subcontractors arising from, among other things, the price, quality or timeliness of the work performed. Some of the third parties we engage in support of our operations operate internationally and thus we may be impacted by the economic, political and labor conditions in those regions as well as uncertainty caused from international relations issues between the United States and those countries. Any of these factors could adversely impact our business and results of operations.
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
We place great emphasis on workplace safety in our entire organization through various safety initiatives and training. We have both indoor and outdoor manufacturing and fabrication facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, damage to property and equipment, as well as potential environmental damage. While we take every precaution to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees, increase our insurance and operating costs and could adversely impact our business and results of operations.
Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic and any new variants), acts of war and terrorism, among others, could disrupt our business.
The occurrence of catastrophic events, ranging from natural disasters and extreme weather conditions to health epidemics (including the COVID-19 pandemic and any new variants), to acts of war and terrorism, among others, could increase operating costs, disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims or delay damages under our contracts. A significant portion of our operations are located near the Texas Gulf Coast; as a result, our operations have been and are subject to the potential impacts of weather-related events, including but not limited to hurricanes and flooding. Future weather events could cause significant damage to our property and equipment or customer projects and adversely impact our operations. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses or delays arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays of existing projects as well as cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.

Risk Factors Related to our Financial Condition and Markets
Global economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts, global political environments (including war and terrorism) and financial markets. Unanticipated increases in raw material and component requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation, could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact the operating results of that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction, delay or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our bank credit facility on favorable terms or at all. Similarly, disruptions in the capital markets may also adversely impact our customer's ability to finance projects, which could result in contract cancellations or delays. These disruptions could lead to reduced demand for our products and services and could have an adverse impact on our business, financial condition and results of operations.
Our backlog is subject to unexpected adjustments, cancellations and scope reductions and, therefore, may not be a reliable indicator of our future earnings.
We have a backlog of uncompleted contracts. Backlog represents management's best estimate of the remaining performance obligation from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. From time to time, projects are cancelled, delayed or modified due to customer, industry or macroeconomic conditions. While we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. The ultimate realization of the future revenue in our backlog is based upon our ability to complete the projects and we cannot control all of the various factors that might impact the timely delivery of our projects to our customers. We may be unable to recover certain costs and cancelled or suspended projects may also result in additional unrecoverable costs due to the underutilization of our assets and personnel. Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future operating results and may not be indicative of continuing revenue performance over future fiscal years or quarters.
Revenues recognized over time from our fixed-price contracts could result in volatility in our results of operations.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized over time. Revenues are recognized as work is performed and costs are incurred. The revenue earned to date is calculated by multiplying the total contract price by the percentage of performance to date, which is based on total costs incurred to date compared to the total estimated costs at completion. The determination of the revenue recognized requires the use of estimates of costs to be incurred for the performance of the contract. The timing of the costs incurred may lead to fluctuations in revenue recognized on a quarterly and annual basis. The cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals. We bear the risk of cost overruns and delays in most of our contracts, which may result in reduced profits. Contract losses are recognized in full when determined, and estimates of revenue and cost to complete are adjusted based on ongoing reviews of estimated contract performance. Previously recorded estimates of revenues and costs are adjusted as the project progresses and circumstances change. In certain circumstances, it is possible that such adjustments to estimated costs and revenues could have an adverse impact on our results of operations.
Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
Many of our customer contracts have schedule and performance obligation clauses that, if we fail to meet, could subject us to penalty provisions, liquidated damages or claims against the company or our outstanding letters of credit or performance bonds. In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct. Each individual contract seeks to define the conditions under which the customer may make a claim against us. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have an adverse impact on our results of operations.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
Our material costs represented 51% of our consolidated revenues for Fiscal 2022. Unanticipated shortages in raw material and components, rising prices due to overall inflationary pressure, the imposition of tariffs, changes in supplier availability, delays in transportation, or supplier consolidation could increase production costs or lead times and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers around the world to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms and price levels. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations or we experience a delay in transportation of materials and components from our suppliers. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could negatively impact our ability to manufacture our products if the relationships change or become unfavorable and could have an adverse impact on our results of operations.
We have chosen to mitigate our inventory risks by increasing the levels of inventory for certain key components and raw materials and entering into commodity hedges when appropriate. Such increased inventory levels may increase the potential for excess and obsolete inventories.
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
Our credit agreement contains various financial covenants and restrictions, which are described in Note G of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent an amendment or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to pay dividends, issue letters of credit, obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.
We typically agree to allow our customers to defer payment on projects until certain performance milestones have been met or until the projects are substantially completed, and customers often withhold some portion of amounts due to us as retainage. Our payment arrangements subject us to potential credit risk related to changes in business and economic factors affecting our customers, including material changes in our customers' revenues or cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be reduced, and we could experience losses if those amounts exceed current allowances. Any of these factors could adversely impact our business and results of operations.

A significant portion of our revenues may be concentrated among a small number of customers.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. During Fiscal 2022, approximately 15% of our consolidated revenues were generated from our large domestic industrial project that was awarded in Fiscal 2020. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted.
We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
Although we maintain insurance policies with respect to our related exposures, including certain casualty, property, professional, business interruption, cyber security and self-insured medical and dental programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates, or at the policy limits we may require or may be faced with liabilities not covered by insurance, such as, but not limited to, cyber security, environmental contamination or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies, coverage limits or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.
Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
Revenues associated with projects located outside of the U.S., including revenues generated from our operations in the U.K. and Canada, accounted for approximately 24% of our consolidated revenues in Fiscal 2022. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including: political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
Additionally, fluctuating foreign currency exchange rates may impact our financial results. The functional currency of our foreign operations is typically the currency of the country in which the foreign operation is located. Accordingly, our financial performance is subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar and such fluctuations could adversely impact our financial position and results of operations.
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, an assessment by our management of our internal control over financial reporting. Preparing our financial statements involves a number of complex processes, many of which are performed manually and are dependent upon individual data input or review. We are continually working to maintain and strengthen our internal controls over operational and financial reporting, however, any system of controls has limitations, including the possibility of human error, availability of qualified personnel, circumvention or overriding of controls and/or fraud. Our failure to maintain effective internal controls over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports, a decline in our stock price or have an adverse impact on our business and results of operations.

A failure in our business systems or cyber security attacks on any of our facilities, or those of third parties, could adversely affect our business and our internal controls.
Our organization is dependent upon the proper functioning of our business systems that support our production, engineering, human resources, estimating, finance, and project management functions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings due to natural disaster, power loss, telecommunications failures, cyber security attacks or other similar events, our business or results of operations could be adversely affected. In addition, despite implementation of security measures, our business systems may be vulnerable to computer viruses, ransomware attacks, cyber-attacks, social engineering, the accidental release of sensitive information and other unauthorized access. These failures of our business systems or security breaches could impact our customers, employees and reputation and result in a disruption to our operations or in legal claims or proceedings. A material breach of our business systems could involve the theft of intellectual property, financial data, employee or customer data, which may be used by competitors. We rely on third-party systems which could suffer operational system failure, engineered social manipulation or cyber-attacks. Any of these occurrences may not be covered by insurance and could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our business and results of operations.
Certain network security and internal control measures have been implemented to address these risks and disruptions to our business. However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise information technology (IT) systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyber-attacks, other malicious activities from unauthorized third parties, power outages, natural disasters, computer system or network failures, insider attacks or computer viruses. Any significant disruption or failure could damage our reputation or have a material adverse effect on our business and our results of operations.
Risk Factors Related to our Common Stock
Our stock price could decline or fluctuate significantly due to unforeseen circumstances which may be outside of our control. These fluctuations may cause our stockholders to incur losses.
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risk factors described herein, declines in the overall financial and economic outlook, timing and cancellation of projects, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors, which could reduce investor confidence. These factors could adversely affect our business, and the trading price of our common stock could decline significantly.
There can be no assurance that we will declare or pay future dividends on our common stock.
Our Board of Directors has approved a regular quarterly dividend since our fiscal year ended September 30, 2014. The declaration, amount and timing of future dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and applicable agreements. Our ability to declare and pay dividends will depend upon, among other factors, our financial condition, results of operations, cash flows, current and anticipated expansion plans, requirements under Delaware law and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a material negative effect on our stock price.
Risk Factors Related to Legal and Regulatory Matters
Our operations could be adversely impacted by the effects of government regulations.
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. These laws and regulations are administered by various state, federal and international agencies. Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities or climate change matters and the resulting decisions by customers and other industry participants, could reduce demand for our products and services, which would have a negative impact on our operations. Increased regulations and reporting requirements around the world may adversely affect the operators in the markets we serve. Further, we cannot predict future changes in any country in which we operate or do business and how those changes may affect our ability to perform projects in those regions.

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
Private lawsuits or enforcement actions by federal, state, provincial or foreign regulatory agencies may materially increase our costs. Certain environmental laws may make us potentially liable for the remediation of contamination at or emanating from our properties or facilities. Although we seek to obtain indemnities against liabilities relating to historical contamination at the facilities we own or operate, we cannot provide any assurance that we will not incur liabilities relating to the remediation of potential contamination, including contamination we did not cause. These potential environmental liabilities may or may not be fully covered by our various insurance policies and may adversely affect our business and results of operations.
Climate change regulations could require us or our customers to incur additional expenditures to either purchase new, or modify existing, equipment or processes. These laws and regulations may also increase our raw materials cost from our suppliers. The potential for future environmental, social and governance (ESG) and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. Additionally, increased attention to climate change, conservation measures, energy transition and consumer demand for alternatives to hydrocarbons could reduce the demand for oil and gas and have an adverse impact on demand for the products produced by our customers and therefore reduce demand for our products, which could adversely impact our business and results of operations.
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
We could be named as a defendant in legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. From time to time, we may be a plaintiff in legal proceedings against customers in which we seek to recover payment of contractual amounts due to us, as well as claims for increased costs incurred by us. When appropriate, we establish estimated provisions against certain legal exposures, and we adjust such provisions from time to time according to ongoing developments related to each exposure, as well as any potential recovery from our insurance, if applicable. If, in the future, our assumptions and estimates related to such exposures prove to be inadequate or wrong, or our insurance coverage is insufficient, our business and results of operations could be adversely affected. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. Losses arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits.

Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our statutory tax rates or loss of our ability to claim Research and Development Tax Credits could have a material impact on our net income or loss and cash flow.
The departure of key personnel could disrupt our business.
We depend on the continued efforts of our executive officers, senior management and other key personnel. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire, train and retain qualified employees, could negatively impact our ability to perform and manage our business.

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
Our principal locations as of September 30, 2022, were as follows:

Location	Description	Acres	Approximate Square Footage
Houston, TX	Corporate office and manufacturing facility	21.4	428,515
Houston, TX	Office and manufacturing facility	53.4	290,554
Houston, TX	Office, fabrication facility, bulkhead and yard	62.4	82,320
North Canton, OH	Office and manufacturing facility	8.0	115,200
Northlake, IL	Office and manufacturing facility	10.0	103,500
Bradford, U.K.	Office and manufacturing facility	7.9	129,200
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	330,168

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.”
Holders
As of December 2, 2022, there were 245 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
Securities Authorized for Issuance under Equity Compensation Plans
See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.
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
The following graph compares, for the period from September 29, 2017 to September 30, 2022, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group (a select group of peer companies – Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar International (ROCK); Littelfuse Inc.; LSI Industries Inc.; Matthews International (MATW); Preformed Line Products; A O Smith Corporation; Thermon Group Holdings and Woodward, Inc.) and the old Industrial Electrical Equipment Group (Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Littelfuse Inc.; LSI Industries Inc.; Preformed Line Products; A O Smith Corporation; Thermon Group Holdings and Woodward, Inc.). The comparison assumes that $100 was invested on September 29, 2017, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the old Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021 should be read in conjunction with the accompanying consolidated financial statements and related notes. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended September 30, 2021, filed on December 8, 2021, for discussion of the fiscal year ended September 30, 2020, the earliest of the three fiscal years presented. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors,” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and other industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Over the past few years, there has been an increase in capital spending within North America on LNG facilities as the market responds to the increased international demand for LNG. As a result, the business was awarded a substantial contract in the second quarter of Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic LNG industrial complex that was substantially completed in Fiscal 2022.

Impact of Global Economic Uncertainty and Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the past two years. Uncertainty and demand disruptions have resulted in considerable volatility across commodity markets. Although global oil prices have rebounded, our industrial end markets have responded with modest increases in capital expenditures. Additionally, we continue to experience supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors have contributed to the lower margins realized in Fiscal 2021 and 2022. As we address disruptions and increased costs, we continue to work with our suppliers of key components and commodities to ensure that we are able to meet our customer commitments. Additionally, we have adjusted our pricing models with our customers in response to the increased cost environment.
In response to the lower demand and uncertainty across select end markets, we have taken and will continue to take various actions to maintain or reduce costs. We continue to operate below capacity in some areas and will consistently monitor the macro-economic conditions as we head into our fiscal year ending September 30, 2023.

As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this global economic uncertainty, as well as commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Twelve Months Ended September 30, 2022 Compared to Twelve Months Ended September 30, 2021
Revenue and Gross Profit
Revenues increased by 13%, or $62.0 million, to $532.6 million in Fiscal 2022. Domestic revenues increased by 15%, or $53.5 million, to $405.0 million in Fiscal 2022. International revenues increased by 7%, or $8.5 million, to $127.6 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 15%, or $27.5 million, to $215.2 million while petrochemical revenue increased by 13%, or $7.6 million, to $66.5 million in Fiscal 2022, primarily due to increased market activity. Revenue from our utility end markets increased by 10%, or $11.1 million, to $122.4 million and traction market revenue decreased by 24%, or $14.2 million, to $44.9 million in Fiscal 2022. Commercial and other industrial market revenue increased by 109%, or $29.4 million, to $56.5 million driven by an increase in traditionally non-core markets such as data centers, university projects and other miscellaneous applications. Revenue from all other markets combined increased by $0.6 million to $27.1 million in Fiscal 2022.
Gross profit increased by 13%, or $10.0 million, to $85.0 million in Fiscal 2022. Despite the increase in revenues, gross profit as a percentage of revenues remained flat to the prior fiscal year at 16% in Fiscal 2022 due to increased costs impacting older projects in our backlog that were subject to inflationary pressures on raw materials and components, with little or no recourse from the customer to reprice the project. On more recent projects in the backlog, we were able to successfully pass the inflationary impact to the customer in the form of increased pricing. Additionally, favorable project execution, volume leverage and product mix, including fast track service and replacement projects across our service division, all helped to offset the negative inflationary pressure carried by the older projects in the backlog. Additionally, gross profit from our international operations improved over the prior year driven by favorable project execution and increased volume. Throughout the second half of Fiscal 2022, gross margins benefited from favorable close out gains and associated productivity on select projects. Additionally, revenue and gross profit increased by $2.5 million resulting from the settlement of a claim for cost overruns from prior years related to a U.S. based municipal transit project.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 5%, or $3.6 million, to $70.8 million in Fiscal 2022, primarily due to increased variable performance based compensation. Selling, general and administrative expenses, as a percentage of revenues, decreased to 13% in Fiscal 2022, compared to 14% in Fiscal 2021, primarily due to the ability to leverage our cost structure with the increase in revenues.

Other Income
During Fiscal 2022 we recorded other income of $2.3 million related to a gain on the sale of a small, non-core, industrial valve repair and servicing business within our Canadian operations as well as the sale of an excess parcel of land in the U.S. We did not record other income in Fiscal 2021.
Income Tax Provision (Benefit)
We recorded an income tax benefit of $3.9 million in Fiscal 2022, resulting in an effective tax rate of negative 40%, compared to an income tax provision of $0.5 million in Fiscal 2021 at an effective tax rate of 42%. In Fiscal 2022, the tax benefit primarily resulted from the release of the valuation allowance previously recorded against the Canadian net deferred tax assets in the amount of $5.9 million and the estimated Research and Development Tax Credit (R&D Tax Credit). The tax benefit was partially offset by certain non-deductible items, the tax expense related to the gain on the disposition of a small, non-core division of our Canadian operations and the tax impact of U.S. global intangible income.
In Fiscal 2021, the effective tax rate was negatively impacted by our inability to recognize a tax benefit related to losses incurred in various jurisdictions outside of the United States as well as the establishment of a valuation allowance against the deferred tax assets in Mexico. The estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance provided a tax benefit for Fiscal 2021.
Net Income
In Fiscal 2022, we recorded net income of $13.7 million, or $1.15 per diluted share, compared to net income of $0.6 million, or $0.05 per diluted share in Fiscal 2021. This increase in net income is primarily due to the increase in bookings which led to an increase in revenues, the release of a Canadian valuation allowance recorded against net deferred tax assets, the gain on the sale of a non-core business within our Canadian operations and the settlement of a claim from a project completed in prior years.
Backlog
The order backlog at September 30, 2022 was $592.2 million, a 43% increase from $414.9 million at September 30, 2021. Bookings, net of cancellations and scope reductions, increased by 78% in Fiscal 2022 to $718.6 million, compared to $403.9 million in Fiscal 2021. The large year-over-year increase was due to strength across our utility, petrochemical, and commercial and other industrial end markets.

Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and generally cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels have been volatile over the last several years, and our customers have in certain cases, delayed or cancelled some of their major capital investment projects due to price volatility and changes in return expectations. Recently we have seen increased global demand for cleaner-burning fuels; however, the uncertainty in oil prices and the global economic impacts from COVID-19, including supply chain disruptions and associated inflationary pressures, as well as other geopolitical events may have a negative impact on our business going forward, as discussed in more detail below. Specific to the energy industry focus on transitioning to natural gas and cleaner-burning fuels, the business was awarded a substantial contract in Fiscal 2020 that will support the integrated electrical distribution requirements for a large domestic industrial complex and was substantially completed in Fiscal 2022. We continue to experience increased demand from markets outside our core oil, gas and petrochemical end markets, as we increase focus on diversification of our project portfolio.
Our operating results are impacted by factors such as the timing of new order awards, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruption in the global supply chain has negatively impacted our business and operating results as well due to the reduction in availability and uncertainty in the timing of the receipt of certain key component parts and commodities. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs or inhibit our ability to deliver completed products on time. Additionally, the increases in commodity and component costs from projects awarded in prior years and increased labor costs may have a negative impact on our operating results in the event that we are not able to pass these cost increases to our customers. Prior to Fiscal 2022, we experienced periods of lower commercial activity driven in large part from the uncertainty resulting from the COVID-19 pandemic, as discussed in "Overview" above. Considering the long cycle nature of our business, we are exposed to cyclical conditions in our business. We will continue to remain focused on the variables that impact our markets as well as cost management, labor and supply chain challenges. We will also continue to adjust to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.
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
Liquidity and Capital Resources
As of September 30, 2022, current assets exceeded current liabilities by 2.0 times.
Cash, cash equivalents and short-term investments decreased to $116.5 million at September 30, 2022, compared to $134.0 million at September 30, 2021. This decrease in cash was primarily driven by the timing of contract billing milestones which increased accounts receivable and the strategic increase in inventory from the advance purchase of certain raw materials and component parts in response to uncertainty from the global supply challenges. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements and research and development initiatives for the foreseeable future.
We have a credit agreement with Bank of America, N.A. (the U.S. Revolver) which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
On October 1, 2021, our industrial development revenue bonds matured and as a result we had no long-term debt at September 30, 2022. As of September 30, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $36.7 million. As of September 30, 2022, $38.3 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.
Approximately $25.8 million of our cash, cash equivalents and short-term investments at September 30, 2022 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used net cash of $3.6 million in Fiscal 2022 and $30.5 million in Fiscal 2021. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This decrease in cash flows used in operations was primarily due to the timing of contract billing milestones and an increase in accounts payable and accrued liabilities, although offset by the increase in accounts receivable and inventory safety stock levels to mitigate global supply chain risks.

Investing Activities
Investing activities provided $6.5 million of cash during Fiscal 2022 compared to $2.5 million of cash used in Fiscal 2021. The increase in cash provided by investing activities in Fiscal 2022 was primarily due to proceeds of $4.3 million received from the sale of a small, non-core division of our Canadian operations.
Financing Activities
Net cash used in financing activities was $13.3 million in Fiscal 2022 and $13.2 million during the same period in Fiscal 2021, which primarily consisted of approximately $12.2 million and $12.1 million of dividends paid in the respective years.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $39.7 million as of September 30, 2022, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/Bank Guarantees
Less than 1 year	$8,807
1 to 3 years	24,294
More than 3 years	6,648
Total long-term commercial obligations	$39,749
We also had surety bonds totaling $241.0 million that were outstanding at September 30, 2022. Surety bonds are primarily used to guarantee our contract performance to our customers.
Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements during the periods presented.
Effects of Inflation
We are subject to inflation, which can cause increases in our costs of labor, indirect expenses and raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings. Inflation in commodity prices and general indirect expenses had a negative impact on our financial results in Fiscal 2022. Additionally, inflation related specifically to commodity and labor prices may potentially impact our operations in future years.
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
Variable Consideration
It is common for our long-term contracts to contain variable consideration that can either increase or decrease the transaction price. Due to the nature of our contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. We estimate the amount of variable consideration based on the expected value method, which is the sum of probability-weighted amounts, or the most likely amount method, which uses various factors including experience with similar transactions and assessment of our anticipated performance. Variable consideration is included in the transaction price if legally enforceable and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved.
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

See Note I of Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded in relation to deferred taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and other industrial markets. Occasionally, our customers may include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our profit margin. We have entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract is immaterial for Fiscal 2022. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2022, our realized foreign exchange gain was $0.3 million and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $29.0 million as of September 30, 2022, an increase of $8.6 million compared to September 30, 2021. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we remeasured the foreign operations of those divisions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Long-term fixed priced contracts

As described in Notes B and E to the consolidated financial statements, approximately 94% of the Company’s total revenue of $532.6 million for the year ended September 30, 2022 was generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. Management believes that this method is the most accurate representation of performance, because it directly measures the value of the services transferred to the customer over time as costs are incurred on the contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. Management estimates the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of anticipated performance.

The principal considerations for our determination that performing procedures relating to revenue recognized over time utilizing the cost-to-cost method is a critical audit matter are the significant judgment by management when determining the estimated total cost and revenue, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s judgment about assumptions related to the estimates of costs to complete and liquidated damages.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated costs at completion of the performance obligation and determination of total contract price. These procedures also included, among others, evaluating and testing management’s process for determining the estimated total cost and revenue for a sample of contracts, which included (i) obtaining executed purchase orders and agreements, (ii) evaluating the appropriateness of the method to measure estimated total cost and revenue, (iii) testing the completeness and accuracy of the underlying data used by management, and (iv) evaluating the reasonableness of significant assumptions related to the total estimated costs at completion and liquidated damages used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions related to estimated total cost involved assessing management’s ability to reasonably estimate total costs to complete and liquidated damages by testing management’s process to evaluate the remaining direct materials, labor, and indirect costs related to the performance obligation and evaluating the timely identification of circumstances which may warrant a modification to the total estimated costs or liquidated damages.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
December 6, 2022

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$101,954	$114,314
Short-term investments	14,554	19,667
Accounts receivable, less allowance for doubtful accounts of $344 and $333	106,111	78,304
Contract assets	88,351	54,199
Inventories	50,415	29,835
Income taxes receivable	105	161
Prepaid expenses	4,679	4,382
Other current assets	3,814	1,599
Total Current Assets	369,983	302,461
Property, plant and equipment, net	98,628	109,457
Operating lease assets, net	2,179	3,453
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	9,161	4,639
Other assets	12,426	15,179
Total Assets	$493,380	$436,192
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$400
Accounts payable	63,423	45,247
Contract liabilities	79,857	42,433
Accrued compensation and benefits	24,785	20,395
Accrued product warranty	2,345	2,531
Current operating lease liabilities	1,777	1,415
Income taxes payable	1,720	1,076
Other current liabilities	12,466	7,659
Total Current Liabilities	186,373	121,156
Long-term debt, net of current maturities	—	—
Deferred compensation (Note J)	7,749	8,613
Long-term operating lease liabilities	545	2,413
Other long-term liabilities	1,507	2,787
Total Liabilities	196,174	134,969
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,588,011 and 12,497,691 shares issued, respectively	126	125
Additional paid-in capital	67,439	63,948
Retained earnings	283,638	282,505
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(28,998)	(20,356)
Total Stockholders' Equity	297,206	301,223
Total Liabilities and Stockholders' Equity	$493,380	$436,192

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2022	2021	2020
Revenues	$532,582	$470,559	$518,499
Cost of goods sold	447,564	395,496	423,924
Gross profit	85,018	75,063	94,575

Selling, general and administrative expenses	70,831	67,217	67,662
Research and development expenses	6,963	6,670	6,265
Amortization of intangible assets	—	157	177
Restructuring and other, net	—	—	1,400
Operating income	7,224	1,019	19,071

Other income	(2,285)	—	(506)
Interest income, net	(334)	(73)	(753)
Income before income taxes	9,843	1,092	20,330
Income tax provision (benefit)	(3,894)	461	3,670
Net income	$13,737	$631	$16,660

Earnings per share:
Basic	$1.16	$0.05	$1.43
Diluted	$1.15	$0.05	$1.42

Weighted average shares:
Basic	11,797	11,705	11,624
Diluted	11,943	11,789	11,693
Dividends per share	$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Net income	$13,737	$631	$16,660
Foreign currency translation adjustments	(8,689)	4,253	60
Loss on cash flow commodity hedge	(325)	—	—
Postretirement benefit adjustment, net of tax	372	(96)	(26)
Comprehensive income	$5,095	$4,788	$16,694

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2019	12,373	$124	$59,153	$289,422	(806)	$(24,999)	$(24,547)	$299,153
Net income	—	—	—	16,660	—	—	—	16,660
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Stock-based compensation	49	—	3,474	—	—	—	—	3,474
Shares withheld in lieu of employee tax withholding	—	—	(629)	—	—	—	—	(629)
Dividends	—	—	—	(12,066)	—	—	—	(12,066)
Postretirement benefit adjustment, net of tax of $7	—	—	—	—	—	—	(26)	(26)
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net income	—	—	—	631	—	—	—	631
Foreign currency translation adjustments	—	—	—	—	—	—	4,253	4,253
Stock-based compensation	76	1	2,582	—	—	—	—	2,583
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends	—	—	—	(12,142)	—	—	—	(12,142)
Postretirement benefit adjustment, net of tax of $26	—	—	—	—	—	—	(96)	(96)
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net income	—	—	—	13,737	—	—	—	13,737
Foreign currency translation adjustments	—	—	—	—	—	—	(8,689)	(8,689)
Stock-based compensation	90	1	4,089	—	—	—	—	4,090
Shares withheld in lieu of employee tax withholding	—	—	(675)	—	—	—	—	(675)
Dividends	—	—	77	(12,604)	—	—	—	(12,527)
Loss on cash flow commodity hedge	—	—	—	—	—	—	(325)	(325)
Postretirement benefit adjustment, net of tax of $99	—	—	—	—	—	—	372	372
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Operating Activities:
Net income	$13,737	$631	$16,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,358	10,335	10,538
Gain on sale of division	(2,006)	—	—
Stock-based compensation	4,090	2,583	3,474
Bad debt expense, net	162	48	258
Deferred income taxes	(4,861)	(995)	1,473
Gain on cash surrender value of life insurance	—	—	(506)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,629)	(7,509)	41,969
Contract assets and liabilities, net	3,122	(39,951)	12,546
Inventories	(21,426)	(599)	304
Income taxes	688	(473)	720
Prepaid expenses and other current assets	(2,577)	412	662
Accounts payable	18,594	9,760	(15,309)
Accrued liabilities	8,908	(3,151)	465
Other, net	258	(1,552)	(860)
Net cash provided by (used in) operating activities	(3,582)	(30,461)	72,394
Investing Activities:
Purchases of short-term investments	(22,381)	(27,735)	(18,553)
Maturities of short-term investments	26,320	27,688	6,146
Proceeds from sale of division	4,348	—	—
Purchases of property, plant and equipment	(2,451)	(2,931)	(5,163)
Proceeds from sale of property, plant and equipment	629	40	33
Proceeds from life insurance policy	—	474	—
Net cash provided by (used in) investing activities	6,465	(2,464)	(17,537)
Financing Activities:
Payments on industrial development revenue bonds	(400)	(400)	(400)
Shares withheld in lieu of employee tax withholding	(675)	(632)	(629)
Dividends paid	(12,233)	(12,142)	(12,066)
Net cash used in financing activities	(13,308)	(13,174)	(13,095)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,425)	(46,099)	41,762
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,935)	197	(185)
Cash, cash equivalents and restricted cash at beginning of period	114,314	160,216	118,639
Cash, cash equivalents and restricted cash at end of period	$101,954	$114,314	$160,216

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
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts. Our products are used in the oil and gas markets, onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipeline, refineries and petrochemical plants. Additionally, we manufacture products for the electric utility, light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and other industrial markets. Our product scope includes designs tested to meet both United States (U.S.) and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We assist customers by providing field service inspection, installation, commissioning, modification, and repair services, as well as spare parts, retrofit and retrofill components for existing systems and replacement circuit breakers for obsolete switchgear no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as the design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2022, Fiscal 2021 and Fiscal 2020 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Impact of Oil and Gas Commodity Market Volatility on Powell

The consequences of a prolonged global macro-economic decline could include, but are not limited to, a continued reduction in commercial and industrial activity. Accordingly, the Company cannot reasonably estimate the duration or severity of a potential decline in demand, or the extent to which the disruption may materially impact our business, results of operations or cash flows. We will take prudent measures to maintain our strong liquidity and cash position, which may include reducing our capital expenditures and research and development costs, as well as reducing or eliminating future dividend payments.

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
Short-term Investments - Short-term investments include time deposits with original maturities of three months or more.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2022	2021	2020
Cash paid (received) during the period for:
Interest received, net of interest expense	$(334)	$(73)	$(753)
Income taxes paid, net of refunds	533	1,886	1,770
Non-cash capital expenditures	1,133	226	264
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
Accounts Receivable
Accounts receivable are stated net of allowances for credit losses. We maintain and continually assess the adequacy of the allowance for credit losses representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. As of September 30, 2022 and 2021, accounts receivable included retention amounts of $6.9 million and $9.6 million, respectively. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. Of the retained amount at September 30, 2022, $6.0 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.9 million is recorded in other assets and is expected to be collected in the fiscal year ending September 30, 2023.
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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as spare parts, retrofill components for existing systems, and replacement circuit breakers for obsolete or out-of-production switchgear no longer produced by the original manufacturer. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $7.0 million, $6.7 million and $6.3 million in Fiscal 2022, 2021 and 2020, respectively.
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

C. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units, as prescribed by the Financial Accounting Standards Board (FASB) guidance on earnings per share.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2022	2021	2020
Numerator:
Net income	$13,737	$631	$16,660
Denominator:
Weighted average basic shares	11,797	11,705	11,624
Dilutive effect of restricted stock units	146	84	69
Weighted average diluted shares	11,943	11,789	11,693

Earnings per share:
Basic	$1.16	$0.05	$1.43
Diluted	$1.15	$0.05	$1.42

D. Detail of Selected Balance Sheet Accounts
Allowance for Credit Losses
Activity in our allowance for credit losses consisted of the following (in thousands):

	September 30,
	2022	2021
Balance at beginning of period	$333	$510
Bad debt expense, net	162	48
Uncollectible accounts written off, net of recoveries	(117)	(242)
Change due to foreign currency translation	(34)	17
Balance at end of period	$344	$333

Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2022	2021
Raw materials, parts and subassemblies	$54,220	$33,149
Work-in-progress	1,202	1,147
Provision for excess and obsolete inventory	(5,007)	(4,461)
Total inventories	$50,415	$29,835
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2022	2021	Asset Lives
Land	$21,299	$22,355	—
Buildings and improvements	120,506	124,798	3 - 39 Years
Machinery and equipment	88,213	96,017	3 - 15 Years
Furniture and fixtures	3,581	3,683	3 - 10 Years
Construction in process	1,728	752	—
	$235,327	$247,605
Less: Accumulated depreciation	(136,699)	(138,148)
Total property, plant and equipment, net	$98,628	$109,457
There were no assets under finance lease as of September 30, 2022 or September 30, 2021. Depreciation expense was $9.4 million, $10.2 million and $10.4 million for fiscal years 2022, 2021, and 2020, respectively.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2022	2021
Balance at beginning of period	$2,531	$2,771
Increase to warranty expense	1,425	2,140
Deduction for warranty charges	(1,564)	(2,406)
Change due to foreign currency translation	(47)	26
Balance at end of period	$2,345	$2,531

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% and 93% of revenues for the years ended September 30, 2022 and September 30, 2021, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% and 7% of revenues for the years ended September 30, 2022 and September 30, 2021, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2022, we had backlog of $592.2 million, of which approximately $375.0 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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

For the years ended September 30, 2022 and 2021, our operating results were positively impacted by $11.3 million and $12.5 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.
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
Contract assets and liabilities as of September 30, 2022 and September 30, 2021 are summarized below (in thousands):

	September 30,
	2022	2021
Contract assets	$88,351	$54,199
Contract liabilities	(79,857)	(42,433)
Net contract asset	$8,494	$11,766
The decrease in net contract asset at September 30, 2022 from September 30, 2021 was primarily due to the timing of contract billing milestones and new orders as well as cash used on our large industrial project awarded in Fiscal 2020. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2022, we recognized revenue of approximately $39.1 million related to contract liabilities outstanding at September 30, 2021.
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

Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of September 30, 2022 and September 30, 2021, accounts receivable included retention amounts of $6.9 million and $9.6 million, respectively. Of the retained amount at September 30, 2022, $6.0 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.9 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2022 and September 30, 2021 (in thousands):

	2022	2021
United States	$404,973	$351,422
Canada	81,218	68,655
Europe, Middle East and Africa	38,411	39,642
Asia/Pacific	4,885	8,889
Mexico, Central and South America	3,095	1,951
Total revenues by geographic destination	$532,582	$470,559

	2022	2021
Oil and gas (excludes petrochemical)	$215,235	$187,660
Petrochemical	66,538	58,986
Electric utility	122,361	111,244
Traction power	44,930	59,106
Commercial and other industrial	56,448	27,065
All others	27,070	26,498
Total revenues by market sector	$532,582	$470,559

F. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized. In Fiscal 2021, our purchased technology was fully amortized and we no longer have any intangible assets subject to amortization. No impairment expense has been recorded for the last three fiscal years. Amortization of intangible assets recorded for each of the years ended September 30, 2021 and 2020 was $0.2 million.

G. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,
	2022	2021
Industrial development revenue bonds	$—	$400
Less: current portion	—	(400)
Total long-term debt	$—	$—

U.S. Revolver
We have a credit agreement with Bank of America, N.A. (the U.S. Revolver), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of September 30, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $36.7 million. There was $38.3 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2022.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of September 30, 2022, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the London Interbank Offered Rate (LIBOR) successor rate plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated net leverage ratio. On December 31, 2021, the Company entered into a LIBOR Transition Agreement with Bank of America that states that LIBOR will be replaced with a successor rate in accordance with the U.S. Revolver.
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
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds matured on October 1, 2021, and our final payment of $0.4 million was made.

H. Commitments and Contingencies

Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $36.7 million as of September 30, 2022. We also had surety bonds totaling $241.0 million that were outstanding, with additional bonding capacity of $359.0 million available, at September 30, 2022. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $5.6 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2022, we had outstanding guarantees totaling $3.1 million and amounts available under this Facility Agreement were $2.5 million. The Facility Agreement provides for customary events of default, and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2022, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2022, our exposure to possible liquidated damages was $3.5 million, of which approximately $2.2 million was probable. Based on our actual or projected failure to meet these various contractual commitments, $1.4 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage. We have claimed force majeure on certain contracts due to delays associated with the COVID-19 pandemic. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$557	$911	$945
State	403	472	1,186
Foreign	7	73	66
	967	1,456	2,197
Deferred:
Federal	(154)	(1,062)	1,045
State	(41)	(30)	(91)
Foreign	(4,666)	97	519
	(4,861)	(995)	1,473
Total income tax provision (benefit)	$(3,894)	$461	$3,670
Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2022	2021	2020
U.S.	$3,175	$3,076	$21,243
Foreign	6,668	(1,984)	(913)
Income before income taxes	$9,843	$1,092	$20,330

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision (benefit) in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2022	2021	2020
Statutory rate	21%	21%	21%
State income taxes, net of federal benefit	3	25	5
Research and development credit	(14)	(101)	(13)
Foreign rate differential	1	10	—
Foreign taxes	—	10	—
Valuation allowance	(62)	62	4
Deferred tax rate differential	(1)	(19)	—
Non-deductible expenses	9	30	1
Impact of U.S. global intangible taxes and benefits	3	—	—
Other(1)	—	4	—
Effective rate	(40)%	42%	18%

(1) Certain prior year amounts have not been reclassified for consistency with the current year presentation.

Our income tax benefit reflects an effective tax rate on pre-tax results of negative 40% in Fiscal 2022 compared to 42% and 18% in Fiscal 2021 and 2020, respectively. The income tax benefit for Fiscal 2022 was largely a result of the reversal of a valuation allowance on the Canadian deferred tax assets that were previously fully reserved, in addition to the current year estimated Research and Development Tax Credit (R&D Tax Credit). These items were partially offset by the tax expense related to certain nondeductible expenses, the gain on the disposition of a small, non-core division of our Canadian operations and an inclusion related to U.S. global intangible income.

The tax provision for Fiscal 2021 and 2020 was favorably impacted by the estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. In Fiscal 2021, the tax provision was negatively impacted by the losses recognized in other foreign jurisdictions, primarily in the United Kingdom (U.K.), that were reserved with a valuation allowance as well as the establishment of a valuation allowance against the deferred tax assets in Mexico. While in Fiscal 2020, discrete items recorded in the third quarter in the amount of $1.7 million associated with the release of reserves for unrecognized tax benefits as a result of the expiration of statutes of limitations and the IRS audit settlement favorably impacted the effective tax rate. The effective tax rate was negatively impacted by the discrete item recorded in the second quarter of Fiscal 2020 for the valuation allowance against our U.K. deferred tax assets in the amount of $0.5 million as well as by the losses recognized in various foreign jurisdictions that were reserved with a valuation allowance.
We record and maintain valuation allowances against the deferred tax assets of various foreign jurisdictions until sufficient evidence is available to demonstrate that it is more likely than not that the net deferred tax assets will be recognized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the period ended June 30, 2022, management determined that there was sufficient positive evidence to conclude that Canadian net deferred tax assets of $5.9 million were realizable. This determination was based on current and anticipated market conditions, continued market diversification, operating results over the past three years and anticipated future taxable income from our Canadian operations. The valuation allowance was released accordingly, and a $5.9 million tax benefit and corresponding increase in the deferred tax assets were recorded. During our assessment of deferred income taxes in Fiscal 2020 and 2021, we recorded a valuation allowance of $0.5 million against our U.K. net deferred tax assets in the second quarter of Fiscal 2020 and a valuation allowance of $0.1 million against our Mexican net deferred tax assets in the fourth quarter of Fiscal 2021. In assessing the realizability of net deferred tax assets, we determined it was more likely than not that the net deferred tax assets may not be realized based upon recent U.K. and Mexican tax losses and anticipated results in the near term. Estimates may change as new events occur, estimates of future taxable income are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance.
We have not recorded deferred income taxes on $13.5 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. We remain open to examination in the other jurisdictions as follows: Canada 2015 – 2021, United Kingdom 2021 and the United States 2019 – 2021. As of September 30, 2022, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2022	2021
Gross assets	$17,941	$20,427
Gross liabilities and valuation allowance	(8,780)	(15,788)
Net deferred income tax asset	$9,161	$4,639
The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2022	2021
Deferred Tax Assets:
Net operating loss	$10,186	$12,682
Credit carryforwards	1,332	1,598
Deferred compensation	1,897	2,095
Uniform capitalization and inventory	1,506	1,222
Stock-based compensation	1,083	921
Reserve for accrued employee benefits	872	718
Warranty accrual	559	579
Accrued legal	161	130
Postretirement benefits liability	—	156
Other	345	326
Deferred tax assets	$17,941	$20,427
Deferred Tax Liabilities:
Depreciation and amortization	$(3,764)	$(4,404)
Retention and other	(1,229)	(886)
Deferred tax liabilities	$(4,993)	$(5,290)
Less: valuation allowance	(3,787)	(10,498)
Net deferred tax asset	$9,161	$4,639

As of September 30, 2022, our tax credit carryforwards are fully reserved with a valuation allowance. We had deferred tax assets related to international net operating loss carryforwards of $7.7 million that were not reserved with a valuation allowance available to offset future tax liabilities in the respective jurisdictions. The majority of these net operating loss carryforwards are related to our Canadian operations and expire beginning in 2033. The remaining unreserved carryforwards related to other jurisdictions have an indefinite carryforward period.

We have established a valuation allowance in the amount of $3.8 million primarily related to the U.K. net deferred tax assets. The net decrease in the total valuation allowance during the year was $6.7 million which was largely a result of the reversal of the Canadian valuation allowance. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of period	$1,409	$1,252	$2,703
Increases related to tax positions taken during the current period	240	251	220
Increases related to tax positions taken during a prior period	92	75	97
Decreases related to expiration of statute of limitations	(327)	—	(545)
Decreases related to settlement with taxing authorities	(37)	(169)	(1,223)
Balance at end of period	$1,377	$1,409	$1,252
Included in the balance of unrecognized tax benefits at the end of Fiscal 2022, 2021, and 2020 are $1.1 million, $1.1 million, and $0.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2022 was not material.

Management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain federal statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of fiscal years ended September 30, 2019 – 2022.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401k plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $3.0 million, $2.9 million and $3.1 million in Fiscal 2022, 2021 and 2020, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of management and highly compensated individuals. The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive bonus. The deferrals are held in a separate irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.3 million related to this plan in Fiscal 2022. At September 30, 2022, total assets held by the trustee were $7.7 million and recorded in other assets and the liability was $7.7 million and recorded in deferred compensation in our Consolidated Balance Sheets. The $7.7 million of assets held by the trustee is invested in company-owned life insurance policies.
Certain former executives were provided an executive benefit plan that provides for fixed payments upon normal retirement on or after age 65 and the completion of at least 10 years of continuous employment. The estimated present value of these payments was accrued over the service life of these individuals, and less than $0.1 million is recorded in deferred compensation related to this executive benefit plan. To assist in funding the deferred compensation liability, we invested in company-owned life insurance policies. The cash surrender value of these policies is presented in other assets and was $3.4 million at September 30, 2022.

Retiree Medical Plan
We have an unfunded plan that extends health benefits to retirees that are also available to active employees under our existing health plans. The current plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. Effective January 1, 2023, eligibility requirements to participate in the plan are changing. At that time, current employees between the ages of 50 to 64 will be eligible to participate in the retiree medical plan once they have completed at least 10 years of service and retire between the ages of 60 and 64. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.4 million as of September 30, 2022 and $0.9 million as of September 30, 2021. Our net periodic postretirement benefit expenses were $0.1 million in Fiscal 2022 and less than $0.1 million for both Fiscal 2021 and 2020. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

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
In accordance with the 2014 Plan, the Compensation Committee has authorized grants of restricted stock units (RSUs) to certain officers and key employees of the company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. Fifty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining fifty percent of the grant is earned based on the three-year earnings and safety performance of the Company following the grant date. At September 30, 2022, there were 239,862 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2021	199,919	$30.34
Granted	113,860	24.69
Vested	(73,517)	32.79
Forfeited/cancelled	(400)	38.58
Outstanding at September 30, 2022	239,862	$26.11
We have reserved 750,000 shares of common stock for issuance under the 2014 Plan.
Restricted Stock
In February 2022, our stockholders approved an amendment to the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan) that extended the term of the 2014 Director Plan by ten years and increased the number of shares of common stock that may be issued under the 2014 Director Plan by 200,000 shares for a total of 350,000 shares. The plan is administered by the Compensation Committee. Eligibility to participate in the plan is limited to those individuals who are members of the Board of Directors of the Company and who are not employees of the Company or any affiliate of the Company.
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
Under this 2014 Director Plan, in February 2022, 16,800 shares of restricted stock were issued to our non-employee directors at a price of $23.09 per share. In February 2021, we issued 16,800 shares of restricted stock to our non-employee directors at a price of $31.33 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 206,200 shares as of September 30, 2022. At September 30, 2022 and 2021, there were 7,200 shares and 8,400 shares, respectively, of unvested restricted stock outstanding.
Compensation Expense
Total compensation expense related to restricted stock grants under all plans was $0.4 million, $0.5 million and $0.6 million for the years ended September 30, 2022, 2021 and 2020, respectively. Total compensation expense related to RSUs under all plans was $3.7 million, $2.0 million and $2.9 million for the years ended September 30, 2022, 2021 and 2020, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2022 and 2021, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $1.2 million and $1.1 million, respectively. As of September 30, 2022, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately six months and 1.5 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value Measurements at September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2022
Assets:
Cash and cash equivalents	$101,954	$—	$—	$101,954
Short-term investments	14,554	—	—	14,554
Other assets	—	7,730	—	7,730
Liabilities:
Deferred compensation	—	7,714	—	7,714

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
There were no transfers between levels within the fair value measurement hierarchy during the year ended September 30, 2022.

M. Leases

Our leases consist primarily of office and manufacturing space, construction equipment and office equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada which we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the years ended September 30, 2022 and 2021, respectively (in thousands):

Lease Cost	2022	2021
Operating lease cost	$2,146	$2,435
Less: sublease income	(685)	(706)
Variable lease cost(1)	457	443
Short-term lease cost(2)	1,643	1,281
Total lease cost	$3,561	$3,453

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. As of September 30, 2022 and 2021, our operating lease assets have been reduced by a lease accrual of $0.1 million and $0.4 million, respectively, related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2022 and 2021, respectively (in thousands):

	September 30,
Operating Leases	2022	2021
Assets:
Operating lease assets, net	$2,179	$3,453
Liabilities:
Current operating lease liabilities	1,777	1,415
Long-term operating lease liabilities	545	2,413
Total lease liabilities	$2,322	$3,828

The following table provides the maturities of our operating lease liabilities as of September 30, 2022 (in thousands):

Operating Leases
2023	$1,861
2024	375
2025	114
2026	20
2027	2
Thereafter	—
Total future minimum lease payments	$2,372
Less: present value discount (imputed interest)	(50)
Present value of lease liabilities	$2,322

The weighted average discount rate as of September 30, 2022 was 3.73%. The weighted average remaining lease term was 1.51 years at September 30, 2022.

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
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2022	2021	2020
United States	$404,973	$351,422	$397,983
Canada	81,218	68,655	66,064
Middle East and Africa	20,712	26,615	18,162
Asia/Pacific	4,885	8,889	18,079
Europe	17,699	13,027	15,866
Mexico, Central and South America	3,095	1,951	2,345
Total revenues	$532,582	$470,559	$518,499

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2022	2021
Long-lived assets:
United States	$58,531	$62,308
Canada	36,381	42,375
United Kingdom	3,716	4,774
Total	$98,628	$109,457

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2022 and 2021 (in thousands, except per share data):

	2022 Quarters
	First(1)	Second	Third(2)	Fourth(3)	2022
Revenues	$106,569	$127,854	$135,483	$162,676	$532,582
Gross profit	13,436	19,083	19,059	33,440	85,018
Net income (loss)	(2,846)	(1,217)	9,061	8,739	13,737
Earnings (loss) per share:
Basic	$(0.24)	$(0.10)	$0.77	$0.74	$1.16
Diluted	$(0.24)	$(0.10)	$0.76	$0.73	$1.15

(1) The results for the first quarter of Fiscal 2022 demonstrated normal seasonality and were negatively impacted by holidays and work schedules compared to other quarterly periods.
(2) The results for the third quarter of Fiscal 2022 were positively impacted by the release of a $5.9 million Canadian valuation allowance and a $2.0 million pre-tax gain on the sale of a non-core business within our Canadian operations.

(3) The results for the fourth quarter of Fiscal 2022 were positively impacted by a $2.5 million settlement of a claim for cost overruns from prior years related to a U.S. based municipal transit project.

	2021 Quarters
	First(1)	Second(1)	Third(1)	Fourth(2)	2021
Revenues	$106,575	$118,716	$115,813	$129,455	$470,559
Gross profit	18,271	17,153	17,167	22,472	75,063
Net income (loss)	(364)	(225)	(2,041)	3,261	631
Earnings (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.17)	$0.28	$0.05
Diluted	$(0.03)	$(0.02)	$(0.17)	$0.28	$0.05

(1) The results for the first quarter of Fiscal 2021 demonstrated normal seasonality and were negatively impacted by holidays and work schedules compared to other quarterly periods. Gross profit decreased during the first three quarters of Fiscal 2021 as compared to Fiscal 2020 due to a decrease in volume, as well as project delays and cancellations of potential projects associated with the global economic impact resulting from the COVID-19 pandemic and associated reduction in demand across our industrial end markets.

(2) The results for the fourth quarter of Fiscal 2021 were positively impacted by higher volume and favorable productivity across the service and manufacturing entities.

The sum of the individual earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted-average number of shares outstanding during the period.

P. Divestiture

On June 30, 2022, we sold a non-core, industrial valve repair and servicing business within our Canadian operations and received proceeds of $4.3 million. We recorded a $2.0 million pre-tax gain on this transaction, which has been presented in other income on our Consolidated Statement of Operations for the year ended September 30, 2022.

Q. Separation Costs

In response to the COVID-19 pandemic, reductions in oil and gas demand and volatility of commodity prices, we implemented workforce reductions at most of our locations. As a result, we recorded $1.4 million of separation costs in restructuring and other, net on the Consolidated Statement of Operations during the third quarter of Fiscal 2020.

R.  Subsequent Event
Quarterly Dividend Declared
On November 3, 2022, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.26 per share. The dividend is payable on December 14, 2022 to shareholders of record at the close of business on November 16, 2022.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2022, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2022, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2022, which appears in their report on the financial statements included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2022.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended September 30, 2022.

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

10.5	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

10.6	—
Employment Agreement dated as of May 8, 2012 between the Company and Milburn E. Honeycutt (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).

10.7	—
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

*10.9	—
Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

10.10	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.11	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
10.12	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.13	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.14	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.15	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.16	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.17	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.18	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.19	—
Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

10.20	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

10.21	—	Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.22	—
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

10.23	—	First Amendment to Credit Agreement dated March 12, 2021 (filed as Exhibit 10.1 to our Form 8-K filed March 16, 2021 and incorporated herein by reference).

10.24	—
LIBOR Transition Amendment, dated December 31, 2021, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 10-Q filed February 9, 2022 and incorporated herein by reference).

**21.1	—	Subsidiaries of Powell Industries, Inc.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

***32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number		Description of Exhibits
***32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

**104	—	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.
**	Filed herewith.
***	Furnished herewith.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial Officer (Principal Financial Officer)
Michael W. Metcalf

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Katheryn B. Curtis	Director
Katheryn B. Curtis

/s/ James W. McGill	Director
James W. McGill

/s/ John G. Stacey	Director
John G. Stacey

/s/ John D. White	Director
John D. White
/s/ Richard E. Williams	Director
Richard E. Williams
Date: December 6, 2022