Form 10-Q
period 2022-12-31
POWELL INDUSTRIES INC
filed 2023-02-01
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At January 30, 2023, there were 11,834,683 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$99,632	$101,954
Short-term investments	11,070	14,554
Accounts receivable, less allowance for credit losses of $348 and $344	151,375	106,111
Contract assets	63,911	88,351
Inventories	55,002	50,415
Income taxes receivable	84	105
Prepaid expenses	4,703	4,679
Other current assets	3,467	3,814
Total Current Assets	389,244	369,983
Property, plant and equipment, net	99,051	98,628
Operating lease assets, net	2,159	2,179
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	10,056	9,161
Other assets	12,159	12,426
Total Assets	$513,672	$493,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,632	$63,423
Contract liabilities	133,753	79,857
Accrued compensation and benefits	10,395	24,785
Accrued product warranty	2,380	2,345
Current operating lease liabilities	1,545	1,777
Income taxes payable	2,738	1,720
Other current liabilities	14,331	12,466
Total Current Liabilities	203,774	186,373
Deferred compensation	8,930	7,749
Long-term operating lease liabilities	713	545
Other long-term liabilities	1,783	1,507
Total Liabilities	215,200	196,174
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,640,701 and 12,588,011 shares issued, respectively	126	126
Additional paid-in capital	68,454	67,439
Retained earnings	281,493	283,638
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,602)	(28,998)
Total Stockholders' Equity	298,472	297,206
Total Liabilities and Stockholders' Equity	$513,672	$493,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2022	2021
Revenues	$126,858	$106,569
Cost of goods sold	107,394	93,133
Gross profit	19,464	13,436

Selling, general and administrative expenses	16,873	15,902
Research and development expenses	1,501	1,824
Operating income (loss)	1,090	(4,290)

Interest income, net	(523)	(3)
Income (loss) before income taxes	1,613	(4,287)
Income tax provision (benefit)	451	(1,441)
Net income (loss)	$1,162	$(2,846)

Earnings (loss) per share:
Basic	$0.10	$(0.24)
Diluted	$0.10	$(0.24)

Weighted average shares:
Basic	11,859	11,765
Diluted	12,077	11,765
Dividends per share	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended December 31,
	2022	2021
Net income (loss)	$1,162	$(2,846)
Foreign currency translation adjustments	2,178	54
Gain on cash flow commodity hedge	218	—
Comprehensive income (loss)	$3,558	$(2,792)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	1,162	—	—	—	1,162
Foreign currency translation adjustments	—	—	—	—	—	—	2,178	2,178
Stock-based compensation	53	—	1,307	—	—	—	—	1,307
Shares withheld in lieu of employee tax withholding	—	—	(423)	—	—	—	—	(423)
Dividends	—	—	131	(3,307)	—	—	—	(3,176)
Gain on cash flow commodity hedge	—	—	—	—	—	—	218	218
Balance, December 31, 2022	12,641	126	68,454	281,493	(806)	(24,999)	(26,602)	298,472

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net loss	—	—	—	(2,846)	—	—	—	(2,846)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54
Stock-based compensation	72	1	1,007	—	—	—	—	1,008
Shares withheld in lieu of employee tax withholding	—	—	(660)	—	—	—	—	(660)
Dividends	—	—	69	(3,269)	—	—	—	(3,200)
Balance, December 31, 2021	12,570	$126	$64,364	$276,390	(806)	$(24,999)	$(20,302)	$295,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2022	2021
Operating Activities:
Net income (loss)	$1,162	$(2,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,136	2,414
Stock-based compensation	1,307	1,008
Bad debt expense, net	6	91
Deferred income taxes	(895)	(915)
Changes in operating assets and liabilities:
Accounts receivable, net	(44,547)	(1,189)
Contract assets and liabilities, net	78,298	(6,730)
Inventories	(4,406)	(6,312)
Income taxes	1,048	(578)
Prepaid expenses and other current assets	368	857
Accounts payable	(24,149)	(2,918)
Accrued liabilities	(12,741)	(11,035)
Other, net	1,864	320
Net cash used in operating activities	(549)	(27,833)
Investing Activities:
Purchases of short-term investments	—	(3,937)
Maturities of short-term investments	3,690	—
Purchases of property, plant and equipment	(2,726)	(436)
Proceeds from sale of property, plant and equipment	11	—
Net cash provided by (used in) investing activities	975	(4,373)
Financing Activities:
Payments on industrial development revenue bonds	—	(400)
Shares withheld in lieu of employee tax withholding	(423)	(660)
Dividends paid	(3,074)	(3,048)
Net cash used in financing activities	(3,497)	(4,108)
Net decrease in cash and cash equivalents	(3,071)	(36,314)
Effect of exchange rate changes on cash and cash equivalents	749	(95)
Cash and cash equivalents at beginning of period	101,954	114,314
Cash and cash equivalents at end of period	$99,632	$77,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A. Overview and Summary of Significant Accounting Policies
Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) is incorporated in the state of Delaware. Powell's predecessor companies were founded 76 years ago by William E. Powell in 1947. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International, B.V.
We develop, design, manufacture and service custom-engineered equipment and systems that (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and other industrial markets.
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of Powell and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission (SEC) on December 6, 2022.
References to Fiscal 2023 and Fiscal 2022 used throughout this report shall mean the current fiscal year ending September 30, 2023 and the prior fiscal year ended September 30, 2022, respectively.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2022	2021
Numerator:
Net income (loss)	$1,162	$(2,846)
Denominator:
Weighted average basic shares	11,859	11,765
Dilutive effect of restricted stock units	218	—
Weighted average diluted shares	12,077	11,765
Earnings (loss) per share:
Basic	$0.10	$(0.24)
Diluted	$0.10	$(0.24)

For the three months ended December 31, 2021, we incurred a net loss and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2022	September 30, 2022
Raw materials, parts and sub-assemblies, net	$53,336	$49,213
Work-in-progress	1,666	1,202
Total inventories	$55,002	$50,415

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2022	2021
Balance at beginning of period	$2,345	$2,531
Increase to warranty expense	479	293
Deduction for warranty charges	(454)	(382)
Change due to foreign currency translation	10	1
Balance at end of period	$2,380	$2,443

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for the three months ended December 31, 2022 and 94% of total revenues for the three months ended December 31, 2021.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 7% of total revenues for the three months ended December 31, 2022 and 6% of total revenues for the three months ended December 31, 2021.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2022, we had backlog of $679.8 million, of which approximately $464.2 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the three months ended December 31, 2022 and 2021, our operating results were positively impacted by $3.6 million and $2.8 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods.
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
Contract assets and liabilities as of December 31, 2022 and September 30, 2022 are summarized below (in thousands):

	December 31, 2022	September 30, 2022
Contract assets	$63,911	$88,351
Contract liabilities	(133,753)	(79,857)
Net contract asset (liability)	$(69,842)	$8,494
Our net contract billing position improved to a net liability at December 31, 2022 from a net asset position at September 30, 2022 primarily due to favorable contract billing milestones. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2022, we recognized revenue of approximately $36.4 million that was related to contract liabilities outstanding at September 30, 2022.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of December 31, 2022 and September 30, 2022, accounts receivable included retention amounts of $7.2 million and $6.9 million, respectively. Of the retained amount at December 31, 2022, $6.9 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.3 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31,
	2022	2021
United States	$100,112	$82,145
Canada	18,496	15,125
Europe, Middle East and Africa	6,559	7,830
Asia/Pacific	776	944
Mexico, Central and South America	915	525
Total revenues by geographic destination	$126,858	$106,569

	Three months ended December 31,
	2022	2021
Oil and gas (excludes petrochemical)	$43,510	$43,021
Petrochemical	22,490	17,228
Electric utility	28,407	21,533
Traction power	7,072	11,372
Commercial and other industrial	17,050	5,646
All others	8,329	7,769
Total revenues by market sector	$126,858	$106,569

E. Long-Term Debt

U.S. Revolver
We have a credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver), which is a $75.0 million revolving credit facility that is available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of December 31, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $33.8 million. There was $41.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2022.
We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $30 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of December 31, 2022, we were in compliance with all of the financial covenants of the U.S. Revolver.
The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 1.00%. The applicable rate is generally a range from (0.25)% to 1.75% depending on the type of loan and the Company's consolidated net leverage ratio. On November 10, 2022, the Company entered into a second LIBOR Transition Amendment with Bank of America that states that LIBOR for U.S. dollar loans will be replaced with the BSBY rate in accordance with the U.S. Revolver.
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

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $33.8 million as of December 31, 2022. We also had surety bonds totaling $284.5 million that were outstanding, with additional bonding capacity of $315.5 million available, at December 31, 2022. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.7 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2022, we had outstanding guarantees totaling $6.8 million. The Facility Agreement provides for customary events of default and carries cross-default provisions with our U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2022, we were in compliance with all of the financial covenants of the Facility Agreement.
Litigation
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At December 31, 2022, there were 308,917 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2022 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2022	239,862	$26.11
Granted	147,100	21.26
Vested	(63,334)	30.78
Forfeited/canceled	(14,711)	38.58
Outstanding at December 31, 2022	308,917	$22.86

During the three months ended December 31, 2022 and 2021, we recorded compensation expense of $1.3 million and $0.9 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. During both the three months ended December 31, 2022 and 2021, there were no restricted shares granted. During the three months ended December 31, 2022 and 2021, we recorded compensation expense of less than $0.1 million and $0.1 million, respectively, related to restricted stock.

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
Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value Measurements at December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2022
Assets:
Cash and cash equivalents	$99,632	$—	$—	$99,632
Short-term investments	11,070	—	—	11,070
Other assets	—	8,067	—	8,067
Liabilities:
Deferred compensation	—	8,905	—	8,905
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2022.

I. Leases

Our leases consist primarily of office and manufacturing space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada that we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three months ended December 31, 2022 and 2021, respectively (in thousands):

	Three months ended December 31,
Lease Cost	2022	2021
Operating lease cost	$378	$571
Less: sublease income	(162)	(174)
Variable lease cost(1)	108	141
Short-term lease cost(2)	387	273
Total lease cost	$711	$811

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. As of both December 31, 2022 and September 30, 2022, our operating lease assets have been reduced by a lease accrual of $0.1 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022, respectively (in thousands):

Operating Leases	December 31, 2022	September 30, 2022
Assets:
Operating lease assets, net	$2,159	$2,179
Liabilities:
Current operating lease liabilities	1,545	1,777
Long-term operating lease liabilities	713	545
Total lease liabilities	$2,258	$2,322

The following table provides the maturities of our operating lease liabilities as of December 31, 2022 (in thousands):

Operating Leases
Remainder of 2023	$1,476
2024	455
2025	195
2026	102
2027	87
Thereafter	7
Total future minimum lease payments	$2,322
Less: present value discount (imputed interest)	(64)
Present value of lease liabilities	$2,258

The weighted average discount rate as of December 31, 2022 was 3.61%. The weighted average remaining lease term was 2.04 years at December 31, 2022.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2022	2021
Income (loss) before income taxes	$1,613	$(4,287)

Income tax provision (benefit)	451	(1,441)

Net income (loss)	$1,162	$(2,846)

Effective tax rate	28%	34%

Our income tax provision reflects an effective tax rate on pre-tax income of 28% for the first quarter of Fiscal 2023 compared to an income tax benefit that reflects an effective tax rate on pre-tax loss of 34% for the first quarter of Fiscal 2022. The effective tax rate for the first quarters of Fiscal 2023 and Fiscal 2022 were favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit), partially offset by discrete items primarily related to the vesting of restricted stock units. In addition, the first quarter of Fiscal 2022 was also impacted by a valuation allowance that prohibited the recognition of certain non-U.S. tax losses

K. Subsequent Events
Quarterly Dividend Declared
On January 31, 2023, our Board of Directors approved a 1% increase to the quarterly cash dividend on our common stock to $0.2625 per share, equating to an annualized dividend of $1.05 per share from the current amount of $1.04 per share. The dividend is payable on March 15, 2023 to shareholders of record at the close of business on February 15, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential shareholders about our Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, acquisitions, liquidity and capital spending. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions may be forward-looking statements. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
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
•Unforeseen difficulties with expansions, relocations, or consolidations of existing facilities could adversely affect our operations.
•Quality problems with our products could harm our reputation and erode our competitive position.
•Growth and product diversification through strategic acquisitions involve a number of risks.
•Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.
•We are exposed to risks relating to the use of subcontractors.
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
•Catastrophic events, including natural disasters, health epidemics (including the COVID-19 pandemic and any new variants), acts of war and terrorism, among others, could disrupt our business.
Risk Factors Related to our Financial Condition and Markets
•Global economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
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
Risk Factors Related to our Common Stock
•Our stock price could decline or fluctuate significantly due to unforeseen circumstances which may be outside of our control. These fluctuations may cause our stockholders to incur losses.
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
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf to differ materially from actual results. We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2022. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission (SEC) on December 6, 2022 and is available on the SEC’s website at www.sec.gov.
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
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic and geopolitical conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors, including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control.
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end-user customers as well as prevailing global economic conditions.
One element of our strategic focus is to diversify our project portfolio outside of our core oil, gas and petrochemical end market sectors. These efforts over the past year led to a record backlog of projects coming into Fiscal 2023. Over the past few years, there has been an increase in capital spending within North America on LNG facilities as the market responds to the increased international demand for LNG and processes utilizing gas feedstocks. As a result, the business has been awarded a few large contracts that have had a positive impact on our backlog. The substantial contract we were awarded in Fiscal 2020 will be fully completed in the next few months. Additionally, diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in an increase in backlog across the utility and commercial and other industrial sectors as well.
Impact of Global Economic Uncertainty and Commodity Market Volatility on Powell
Various factors resulting in global economic uncertainty have negatively impacted our results over the past two years. Uncertainty and demand disruptions have resulted in considerable volatility across commodity markets. Although global oil prices have rebounded, the major oil and gas producers have responded with modest increases in capital expenditures. Additionally, we continue to experience supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors have contributed to the lower margins realized in Fiscal 2022 and may continue to impact margins in Fiscal 2023. As we address disruptions and increased costs, we continue to work with our suppliers of key components and commodities to ensure that we are able to meet our customer commitments. Additionally, we have adjusted our pricing models with our customers in response to the increased cost environment.
As discussed further under the heading "Outlook" below, it is difficult to predict the economic impact that this global economic uncertainty, as well as commodity price volatility, may have on our business, results of operations and cash flows going forward.

Results of Operations
Quarter Ended December 31, 2022 Compared to the Quarter Ended December 31, 2021 (Unaudited)
Revenue and Gross Profit
Revenues increased by 19%, or $20.3 million, to $126.9 million in the first quarter of Fiscal 2023, primarily driven by the increase in project backlog at the beginning of Fiscal 2023. Backlog increased 43% to $592.2 million at September 30, 2022 compared to September 30, 2021. Domestic revenues increased by 22%, or $18.0 million, to $100.1 million in the first quarter of Fiscal 2023. Included in our domestic oil and gas sector revenues is the large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 13% of our consolidated revenues for the first quarter of Fiscal 2023 compared to 19% in the same period in the prior year. International revenues increased by 10%, or $2.3 million, to $26.8 million in the first quarter of Fiscal 2023. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 1%, or $0.5 million, to $43.5 million in the first quarter of Fiscal 2023, while petrochemical revenue increased by 31%, or $5.3 million, to $22.5 million in the first quarter of Fiscal 2023. Revenue from our utility markets increased by 32%, or $6.9 million, to $28.4 million in the first quarter of Fiscal 2023. Commercial and other industrial market revenue increased by 202%, or $11.4 million, to $17.1 million, driven by an increase in traditionally non-core markets such as data centers, university projects and other miscellaneous applications. Revenue from all other markets combined increased by 7%, or $0.6 million, to $8.3 million in the first quarter of Fiscal 2023. These increases in revenue were driven by improved market conditions and our strategic effort to diversify our business. Revenue from our traction market decreased by 38%, or $4.3 million, to $7.1 million in the first quarter of Fiscal 2023.
Gross profit increased by 45%, or $6.0 million, to $19.5 million for the first quarter of Fiscal 2023. Gross profit as a percentage of revenues increased to 15% in the first quarter of Fiscal 2023, compared to 13% in the first quarter of Fiscal 2022. The increase in gross profit was directly attributable to the increase in revenues and the increase in gross profit as a percentage of revenues was driven by the increased volume and related efficiencies, pricing initiatives and continued project execution.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 6%, or $1.0 million, to $16.9 million in the first quarter of Fiscal 2023, primarily due to increased variable incentive compensation and travel-related expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 13% during the first quarter of Fiscal 2023 compared to 15% during the first quarter of Fiscal 2022, primarily due to increased revenues.
Income Tax Benefit/Provision
We recorded an income tax provision of $0.5 million in the first quarter of Fiscal 2023, compared to an income tax benefit of $1.4 million in the first quarter of Fiscal 2022. For each of the three months ended December 31, 2022 and December 31, 2021, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit), partially offset by discrete items primarily related to the vesting of restricted stock units. In addition, the first quarter of Fiscal 2022 was also impacted by a valuation allowance that prohibited the recognition of certain non-U.S. tax losses.
Net Income/Loss
In the first quarter of Fiscal 2023, we recorded net income of $1.2 million, or $0.10 per diluted share, compared to a net loss of $2.8 million, or $0.24 per diluted share, in the first quarter of Fiscal 2022. This increase in net income was primarily due to the increase in bookings which led to an increase in revenues.
Backlog
The order backlog at December 31, 2022 was $679.8 million, an increase of 15% from $592.2 million at September 30, 2022 and an increase of 63% from $416.0 million at December 31, 2021. Bookings, net of cancellations and scope reductions, increased by 97% in the first quarter of Fiscal 2023 to $211.8 million, compared to $107.7 million in the first quarter of Fiscal 2022, primarily driven by improved strength across our core oil, gas and petrochemical market sectors.

Outlook
As noted in "Overview" above, the markets in which we participate are capital-intensive and cyclical in nature. A significant portion of our revenues has historically been from the oil, gas and petrochemical markets. Oil and gas commodity price levels can be volatile and our customers have in certain cases delayed or cancelled some of their major capital investment projects due to price volatility and changes in return expectations. We have been strategically focusing on diversification of our project portfolio to expand outside of our core oil, gas and petrochemical end market sectors. Recently we have seen increased global demand for cleaner-burning fuels as well as related processes utilizing gas feedstocks. As a result, the business has been awarded a few large contracts that have had a positive impact on our backlog. The substantial contract we were awarded in Fiscal 2020 will be fully completed in the next few months. Additionally, diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in an increase in backlog across the utility and commercial and other industrial sectors as well.
Our operating results are impacted by factors such as the timing of new order awards, project backlog, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruption in the global supply chain has negatively impacted our business and operating results as well due to the reduction in availability and uncertainty in the timing of the receipt of certain key component parts and commodities. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs, or inhibit our ability to deliver completed products on time. Additionally, the increases in commodity and component costs from projects awarded in prior years and increased labor costs may have a negative impact on our operating results in the event that we are not able to pass these cost increases to our customers. Considering the long cycle nature of our business, we are exposed to cyclical conditions in our business. We will continue to remain focused on the variables that impact our markets as well as cost management, labor and supply chain challenges. We will also continue to adjust to the global conditions in order to maintain competitive cost and technological advantages in the markets that we serve.

Liquidity and Capital Resources
As of December 31, 2022, current assets exceeded current liabilities by 1.9 times.
Cash, cash equivalents and short-term investments decreased to $110.7 million at December 31, 2022, compared to $116.5 million at September 30, 2022. This decrease in cash was primarily driven by the payment of variable incentive compensation during the quarter. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements and research and development initiatives for the foreseeable future.
We have a credit agreement with Bank of America, N.A. (as amended, the "U.S. Revolver") which is a $75.0 million revolving credit facility available for both borrowings and letters of credit and expires September 27, 2024. The U.S. Revolver states that up to $30 million may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. Additionally, we have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of December 31, 2022, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $33.8 million. As of December 31, 2022, $41.2 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $26.2 million of our cash, cash equivalents and short-term investments at December 31, 2022 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities used net cash of $0.5 million during the three months ended December 31, 2022 and $27.8 million during the same period in Fiscal 2022. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This increase in operating cash flow was primarily due to the timing of contract billing milestones and the increase in accounts receivable, partially offset by the decrease in accounts payable.
Investing Activities
Investing activities provided $1.0 million during the three months ended December 31, 2022 and used $4.4 million during the same period in Fiscal 2022. The increase in cash provided by investing activities in the first quarter of Fiscal 2023 is due to the increase in short-term investment maturities.
Financing Activities
Net cash used in financing activities was $3.5 million during the three months ended December 31, 2022 and $4.1 million during the same period in Fiscal 2022, which primarily consisted of approximately $3.0 million of dividends paid in each period.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on December 6, 2022.
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
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our profit margin. We have entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract is immaterial for the first quarter of Fiscal 2023. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2022, our realized foreign exchange loss was $0.2 million and is included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $26.6 million as of December 31, 2022, a decrease of $2.4 million compared to September 30, 2022. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

We do not typically hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact on our financial statements. While we do not currently have any derivative contracts to hedge our exposure to interest rate risk, in the past we have entered and may in the future enter into such contracts. During each of the periods presented, we have not experienced a significant effect on our business due to changes in interest rates.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on December 6, 2022.

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

*10.1
LIBOR Transition Amendment, dated November 10, 2022, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 1, 2023	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2023	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)