Form 10-Q
period 2023-03-31
POWELL INDUSTRIES INC
filed 2023-05-03
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 1, 2023, there were 11,860,683 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$152,039	$101,954
Short-term investments	11,085	14,554
Accounts receivable, less allowance for credit losses of $431 and $344	170,178	106,111
Contract assets	63,560	88,351
Inventories	58,690	50,415
Income taxes receivable	119	105
Prepaid expenses	2,710	4,679
Other current assets	4,819	3,814
Total Current Assets	463,200	369,983
Property, plant and equipment, net	97,910	98,628
Operating lease assets, net	1,665	2,179
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	10,944	9,161
Other assets	12,374	12,426
Total Assets	$587,096	$493,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$51,209	$63,423
Contract liabilities	178,217	79,857
Accrued compensation and benefits	17,789	24,785
Accrued product warranty	2,711	2,345
Current operating lease liabilities	989	1,777
Income taxes payable	2,584	1,720
Other current liabilities	16,192	12,466
Total Current Liabilities	269,691	186,373
Deferred compensation	9,114	7,749
Long-term operating lease liabilities	731	545
Other long-term liabilities	1,765	1,507
Total Liabilities	281,301	196,174
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,666,701 and 12,588,011 shares issued, respectively	126	126
Additional paid-in capital	69,955	67,439
Retained earnings	286,777	283,638
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,064)	(28,998)
Total Stockholders' Equity	305,795	297,206
Total Liabilities and Stockholders' Equity	$587,096	$493,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Revenues	$171,444	$127,854	$298,302	$234,423
Cost of goods sold	138,007	108,771	245,401	201,904
Gross profit	33,437	19,083	52,901	32,519

Selling, general and administrative expenses	21,820	17,067	38,693	32,969
Research and development expenses	1,543	1,713	3,044	3,537
Operating income (loss)	10,074	303	11,164	(3,987)

Other income	—	(279)	—	(279)
Interest income, net	(899)	(13)	(1,423)	(16)
Income (loss) before income taxes	10,973	595	12,587	(3,692)
Income tax provision	2,500	1,812	2,951	371
Net income (loss)	$8,473	$(1,217)	$9,636	$(4,063)

Earnings (loss) per share:
Basic	$0.71	$(0.10)	$0.81	$(0.34)
Diluted	$0.70	$(0.10)	$0.80	$(0.34)

Weighted average shares:
Basic	11,878	11,801	11,869	11,783
Diluted	12,149	11,801	12,109	11,783
Dividends per share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net income (loss)	$8,473	$(1,217)	$9,636	$(4,063)
Foreign currency translation adjustments	427	902	2,605	956
Gain on cash flow commodity hedge	111	—	329	—
Comprehensive income (loss)	$9,011	$(315)	$12,570	$(3,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	1,162	—	—	—	1,162
Foreign currency translation adjustments	—	—	—	—	—	—	2,178	2,178
Stock-based compensation	53	—	1,307	—	—	—	—	1,307
Shares withheld in lieu of employee tax withholding	—	—	(423)	—	—	—	—	(423)
Dividends	—	—	131	(3,307)	—	—	—	(3,176)
Gain on cash flow commodity hedge	—	—	—	—	—	—	218	218
Balance, December 31, 2022	12,641	$126	$68,454	$281,493	(806)	$(24,999)	$(26,602)	$298,472
Net income	—	—	—	8,473	—	—	—	8,473
Foreign currency translation adjustments	—	—	—	—	—	—	427	427
Stock-based compensation	26	—	1,650	—	—	—	—	1,650
Shares withheld in lieu of employee tax withholding	—	—	(159)	—	—	—	—	(159)
Dividends	—	—	10	(3,189)	—	—	—	(3,179)
Gain on cash flow commodity hedge	—	—	—	—	—	—	111	111
Balance, March 31, 2023	12,667	$126	$69,955	$286,777	(806)	$(24,999)	$(26,064)	$305,795

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net loss	—	—	—	(2,846)	—	—	—	(2,846)
Foreign currency translation adjustments	—	—	—	—	—	—	54	54
Stock-based compensation	72	1	1,007	—	—	—	—	1,008
Shares withheld in lieu of employee tax withholding	—	—	(660)	—	—	—	—	(660)
Dividends	—	—	69	(3,269)	—	—	—	(3,200)
Balance, December 31, 2021	12,570	$126	$64,364	$276,390	(806)	$(24,999)	$(20,302)	$295,579
Net loss	—	—	—	(1,217)	—	—	—	(1,217)
Foreign currency translation adjustments	—	—	—	—	—	—	902	902
Stock-based compensation	17	—	711	—	—	—	—	711
Dividends	—	—	—	(3,105)	—	—	—	(3,105)
Balance, March 31, 2022	12,587	$126	$65,075	$272,068	(806)	$(24,999)	$(19,400)	$292,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2023	2022
Operating Activities:
Net income (loss)	$9,636	$(4,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,312	4,831
Stock-based compensation	2,956	1,720
Bad debt expense, net	101	445
Deferred income taxes	(1,783)	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	(63,300)	(12,662)
Contract assets and liabilities, net	123,082	9,888
Inventories	(8,060)	(13,835)
Income taxes	862	31
Prepaid expenses and other current assets	1,026	1,009
Accounts payable	(11,919)	3,372
Accrued liabilities	(3,331)	(5,761)
Other, net	1,932	2,068
Net cash provided by (used in) operating activities	55,514	(13,008)
Investing Activities:
Purchases of short-term investments	(3,695)	(15,090)
Maturities of short-term investments	7,385	7,995
Purchases of property, plant and equipment	(3,356)	(1,116)
Proceeds from sale of property, plant and equipment	12	587
Net cash provided by (used in) investing activities	346	(7,624)
Financing Activities:
Payments on industrial development revenue bonds	—	(400)
Shares withheld in lieu of employee tax withholding	(582)	(660)
Dividends paid	(6,180)	(6,106)
Net cash used in financing activities	(6,762)	(7,166)
Net increase (decrease) in cash and cash equivalents	49,098	(27,798)
Effect of exchange rate changes on cash and cash equivalents	987	(85)
Cash and cash equivalents at beginning of period	101,954	114,314
Cash and cash equivalents at end of period	$152,039	$86,431

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$8,473	$(1,217)	$9,636	$(4,063)
Denominator:
Weighted average basic shares	11,878	11,801	11,869	11,783
Dilutive effect of restricted stock units	271	—	240	—
Weighted average diluted shares	12,149	11,801	12,109	11,783
Earnings (loss) per share:
Basic	$0.71	$(0.10)	$0.81	$(0.34)
Diluted	$0.70	$(0.10)	$0.80	$(0.34)

For each of the three and six months ended March 31, 2022, we incurred net losses and therefore all potential common shares were deemed to be anti-dilutive.

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2023	September 30, 2022
Raw materials, parts and sub-assemblies, net	$57,701	$49,213
Work-in-progress	989	1,202
Total inventories	$58,690	$50,415

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Balance at beginning of period	$2,380	$2,443	$2,345	$2,531
Increase to warranty expense	1,211	323	1,690	616
Deduction for warranty charges	(882)	(421)	(1,335)	(803)
Change due to foreign currency translation	2	2	11	3
Balance at end of period	$2,711	$2,347	$2,711	$2,347

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 93% of total revenues for the three and six months ended March 31, 2023 and 94% of total revenues for the three and six months ended March 31, 2022.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 7% of total revenues for the three and six months ended March 31, 2023 and 6% of total revenues for the three and six months ended March 31, 2022.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of March 31, 2023, we had backlog of $1.0 billion, of which approximately $584.4 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2023 and 2022, our operating results were positively impacted by $7.4 million and $5.6 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution and negotiations of variable consideration, discussed below, as well as revenue and reduced costs recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the six months ended March 31, 2023 and 2022.
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
Contract assets and liabilities as of March 31, 2023 and September 30, 2022 are summarized below (in thousands):

	March 31, 2023	September 30, 2022
Contract assets	$63,560	$88,351
Contract liabilities	(178,217)	(79,857)
Net contract asset (liability)	$(114,657)	$8,494
Our net contract billing position improved to a net liability at March 31, 2023 from a net asset position at September 30, 2022 primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are driving the increase in the net contract liability at March 31, 2023. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2023, we recognized revenue of approximately $58.7 million that was related to contract liabilities outstanding at September 30, 2022.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of March 31, 2023 and September 30, 2022, accounts receivable included retention amounts of $6.6 million and $6.9 million, respectively. Of the retained amount at March 31, 2023, $6.4 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
United States	$134,161	$86,992	$234,273	$169,137
Canada	21,995	22,053	40,491	37,178
Europe, Middle East and Africa	11,957	15,551	18,516	23,381
Asia/Pacific	1,788	1,646	2,564	2,590
Mexico, Central and South America	1,543	1,612	2,458	2,137
Total revenues by geographic destination	$171,444	$127,854	$298,302	$234,423

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Oil and gas (excludes petrochemical)	$62,597	$53,634	$106,107	$96,655
Petrochemical	25,887	18,853	48,377	36,081
Electric utility	42,668	30,374	71,075	51,907
Traction power	7,317	10,054	14,389	21,426
Commercial and other industrial	22,270	5,785	39,320	15,618
All others	10,705	9,154	19,034	12,736
Total revenues by market sector	$171,444	$127,854	$298,302	$234,423

E. Long-Term Debt

U.S Revolver
On March 31, 2023, we entered into a second amendment (the Second Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Second Amendment increased the revolving credit facility extended to us under the U.S. Revolver, which is available for both borrowings and letters of credit and expires September 27, 2024, from $75.0 million to $125.0 million. As amended by the Second Amendment, the U.S. Revolver states that the lesser of $50 million or 50% of readily and available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of March 31, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $44.8 million. There was $80.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2023.

We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $50 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of March 31, 2023, we were in compliance with all of the financial covenants of the U.S. Revolver.
The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 1.00%. The applicable rate is generally a range from 0% to 2% depending on the type of loan and the Company's consolidated net leverage ratio.
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

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $44.8 million as of March 31, 2023. We also had surety bonds totaling $294.2 million that were outstanding, with additional bonding capacity of $305.8 million available, at March 31, 2023. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.9 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2023, we had outstanding guarantees totaling $7.7 million. The Facility Agreement provides for customary events of default and carries cross-default provisions with our Second Amendment. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2023, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Restricted Stock Units
On February 15, 2023, at the 2023 Annual Meeting of Stockholders, our stockholders approved an amendment to the Company's 2014 Equity Incentive Plan (the 2014 Plan) that extended the term of the 2014 Plan by five years and increased the number of shares of common stock that may be issued under the 2014 Plan by 600,000 shares for a total of 1,350,000 shares.
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At March 31, 2023, there were 295,417 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2023 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2022	239,862	$26.11
Granted	147,100	21.26
Vested	(76,834)	29.42
Forfeited/canceled	(14,711)	38.58
Outstanding at March 31, 2023	295,417	$22.85

During the six months ended March 31, 2023 and 2022, we recorded compensation expense of $2.5 million and $1.4 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2023, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan, as amended, at a price of $43.22 per share. During the six months ended March 31, 2023 and 2022, we recorded compensation expense of less than $0.5 million and $0.3 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2023
Assets:
Cash and cash equivalents	$152,039	$—	$—	$152,039
Short-term investments	11,085	—	—	11,085
Other assets	—	8,404	—	8,404
Liabilities:
Deferred compensation	—	9,098	—	9,098
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2023.

I. Leases

Our leases consist primarily of office and manufacturing space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The most significant portion of our lease portfolio relates to leases of office and manufacturing facilities in Canada that we no longer occupy. We currently sublease the majority of these Canadian facilities. The following table provides a summary of lease cost components for the three and six months ended March 31, 2023 and 2022, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$378	$573	$755	$1,143
Less: sublease income	(163)	(173)	(324)	(347)
Variable lease cost(1)	88	117	195	258
Short-term lease cost(2)	430	579	817	852
Total lease cost	$733	$1,096	$1,443	$1,906

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. As of both March 31, 2023 and September 30, 2022, our operating lease assets have been reduced by a lease accrual of $0.1 million related to certain unused facility leases in Canada. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, respectively (in thousands):

Operating Leases	March 31, 2023	September 30, 2022
Assets:
Operating lease assets, net	$1,665	$2,179
Liabilities:
Current operating lease liabilities	989	1,777
Long-term operating lease liabilities	731	545
Total lease liabilities	$1,720	$2,322

The following table provides the maturities of our operating lease liabilities as of March 31, 2023 (in thousands):

Operating Leases
Remainder of 2023	$756
2024	502
2025	233
2026	144
2027	131
Thereafter	18
Total future minimum lease payments	$1,784
Less: present value discount (imputed interest)	(64)
Present value of lease liabilities	$1,720

The weighted average discount rate as of March 31, 2023 was 3.5%. The weighted average remaining lease term was 2.35 years at March 31, 2023.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Income (loss) before income taxes	$10,973	$595	$12,587	$(3,692)

Income tax provision	2,500	1,812	2,951	371

Net income (loss)	$8,473	$(1,217)	$9,636	$(4,063)

Effective tax rate	23%	305%	23%	(10)%

Our income tax provision reflects an effective tax rate on pre-tax income of 23% for both the three and six months ended March 31, 2023 compared to an income tax provision that reflects an effective tax rate on pre-tax income of 305% for the three months ended March 31, 2022 and negative 10% for the six months ended March 31, 2022. The effective tax rate for the three and six months ended March 31, 2023 approximated the U.S. federal statutory rate. The favorable impacts of the estimated Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

For the three and six months ended March 31, 2022, the effective tax rate was largely impacted by the change in the annual estimated relative amounts of income (loss) recognized in the various tax jurisdictions as well as the impacts of accounting for income taxes in interim reporting periods. During interim reporting periods, the provision for income taxes is calculated by applying an estimated annual effective tax rate to year-to-date ordinary pre-tax income (loss). As a result, a significant variation in the customary relationship between income tax expense and pre-tax income may occur. Due to the estimated R&D Tax Credit as well as the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance, we projected an income tax benefit for the full fiscal year ended September 30, 2022, which resulted in a negative effective tax rate. When this annual effective tax rate was applied to the year-to-date loss, a tax provision resulted for the three and six months ended March 31, 2022.

K. Subsequent Events
Quarterly Dividend Declared
On May 2, 2023, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2625 per share. The dividend is payable on June 14, 2023 to shareholders of record at the close of business on May 17, 2023.

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
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Over the past year these efforts have contributed to a record backlog of projects coming into Fiscal 2023. There has been an increase in the planning and capital funding within North America on LNG and related facilities as the market responds to the increased international demand for LNG and gas to chemical processes utilizing low cost gas feedstocks. As a result, the business has been awarded a number of large contracts that have had a positive impact on our backlog. Additionally, diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in an increase in backlog across the utility and commercial and other industrial sectors as well.
Various factors resulting in global economic uncertainty negatively impacted our results over the past two years. Uncertainty and demand disruptions resulted in considerable volatility across commodity markets. We continue to experience supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors contributed to the lower margins realized in Fiscal 2022 relative to prior oil and gas cycles. As we address supply chain disruptions, we continue to work with our suppliers of key components and commodities to meet our customer commitments. Additionally, we have adjusted our pricing models with our customers in response to the increased cost environment.

Results of Operations
Quarter Ended March 31, 2023 Compared to the Quarter Ended March 31, 2022 (Unaudited)
Revenue and Gross Profit
Revenues increased by 34%, or $43.6 million, to $171.4 million in the second quarter of Fiscal 2023, primarily driven by the increase in project backlog. Domestic revenues increased by 54%, or $47.2 million, to $134.2 million in the second quarter of Fiscal 2023. Included in our domestic oil and gas sector revenues is the large domestic industrial project awarded in Fiscal 2020, which accounted for approximately 8% of our consolidated revenues for the second quarter of Fiscal 2023 compared to 16% in the same period in the prior year. International revenues decreased by 9%, or $3.6 million, to $37.2 million in the second quarter of Fiscal 2023. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 17%, or $9.0 million, to $62.6 million in the second quarter of Fiscal 2023, while petrochemical revenue increased by 37%, or $7.0 million, to $25.9 million in the second quarter of Fiscal 2023. Revenue from our utility markets increased by 40%, or $12.3 million, to $42.7 million in the second quarter of Fiscal 2023. Commercial and other industrial market revenue increased by 285%, or $16.5 million, to $22.2 million, driven by an increase in traditionally non-core markets such as data centers, university projects and other miscellaneous applications. Revenue from all other markets combined increased by 17%, or $1.6 million, to $10.7 million in the second quarter of Fiscal 2023. These increases in revenue were driven by improved market conditions and our strategic effort to diversify our business. Revenue from our traction market decreased by 27%, or $2.7 million, to $7.3 million in the second quarter of Fiscal 2023.
Gross profit increased by 75%, or $14.4 million, to $33.4 million for the second quarter of Fiscal 2023. Gross profit as a percentage of revenues increased to 20% in the second quarter of Fiscal 2023, compared to 15% in the second quarter of Fiscal 2022. The increase in gross profit was directly attributable to volume leverage and factory efficiencies as a result of the increase in volume, project execution, as well as effectively managing inflationary pressures while maintaining pricing models to correspond to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 28%, or $4.8 million, to $21.8 million in the second quarter of Fiscal 2023, primarily due to $2.4 million of increased variable incentive compensation resulting from improved earnings. Selling, general and administrative expenses as a percentage of revenues remained flat at 13% during both the second quarter of Fiscal 2023 and the second quarter of Fiscal 2022.
Income Tax Provision
We recorded an income tax provision of $2.5 million in the second quarter of Fiscal 2023, compared to an income tax provision of $1.8 million in the second quarter of Fiscal 2022. The effective tax rate for the second quarter of Fiscal 2023 was 23%, compared to an effective tax rate of 305% for the second quarter of Fiscal 2022. For the three months ended March 31, 2023, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit), in addition to the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance. These benefits were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income.
Net Income/Loss
In the second quarter of Fiscal 2023, we recorded net income of $8.5 million, or $0.70 per diluted share, compared to a net loss of $1.2 million, or $0.10 per diluted share, in the second quarter of Fiscal 2022. This increase in net income was primarily due to the increase in bookings over the last 12 to 18 months which has led to an increase in revenues.
Backlog
The order backlog at March 31, 2023 was $1.0 billion, an increase of 50% from $679.8 million at December 31, 2022 and an increase of 132% from $440.0 million at March 31, 2022. Bookings, net of cancellations and scope reductions, increased by 237% in the second quarter of Fiscal 2023 to $508.2 million, compared to $150.8 million in the second quarter of Fiscal 2022, primarily driven by improved strength across our core oil, gas and petrochemical market sectors.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022 (Unaudited)
Revenue and Gross Profit
Revenues increased by 27%, or $63.9 million, to $298.3 million in the six months ended March 31, 2023. Domestic revenues increased by 39%, or $65.1 million, to $234.3 million in the six months ended March 31, 2023. International revenues decreased by 1.9%, or $1.2 million, to $64.0 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenues from our core oil and gas markets (excluding petrochemical) increased by 10%, or $9.5 million, to $106.1 million in the six months ended March 31, 2023, while petrochemical revenue increased by 34%, or $12.3 million, to $48.4 million in the first half of Fiscal 2023. Revenue from our utility markets increased by 37%, or $19.2 million, to $71.1 million in the six months ended March 31, 2023. Traction market revenue decreased by 33%, or $7.0 million, to $14.4 million in the six months ended March 31, 2023. Commercial and other industrial market revenue increased by 152%, or $23.7 million, to $39.3 million, and revenues from all other markets combined increased by 49%, or $6.3 million, to $19.0 million in the first six months of Fiscal 2023.
Gross profit increased by 63%, or $20.4 million, to $52.9 million in the six months ended March 31, 2023 as compared to the first half of Fiscal 2022. Gross profit as a percentage of revenues increased to 18% in the first six months of Fiscal 2023 as compared to 14% in the six months ended March 31, 2022. The increase in gross profit was directly attributable to volume leverage and factory efficiencies as a result of the increase in volume, project execution, as well as effectively managing inflationary pressures while maintaining pricing models to correspond to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 17%, or $5.7 million, to $38.7 million in the six months ended March 31, 2023, primarily due to $3.2 million of increased variable incentive compensation resulting from improved earnings. Selling, general and administrative expenses as a percentage of revenues decreased to 13% during the six months ended March 31, 2023 compared to 14% during the six months ended March 31, 2022.
Other Income
We recorded other income of $0.3 million in the six months ended March 31, 2022 related to a gain on the sale of land. We did not record other income during the six months ended March 31, 2023.
Income Tax Provision
We recorded an income tax provision of $3.0 million in the six months ended March 31, 2023, compared to an income tax provision of $0.4 million in the six months ended March 31, 2022. The effective tax rate for the six months ended March 31, 2023 was 23%, compared to an effective tax rate of negative 10% for the six months ended March 31, 2022. For the six months ended March 31, 2023, the effective tax rate was favorably impacted by the estimated R&D Tax Credit, in addition to the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance. These benefits were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income. Similarly, the effective tax rate for the six months ended March 31, 2022 was favorably impacted by the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance.
Net Income/Loss
In the six months ended March 31, 2023, we recorded net income of $9.6 million, or $0.80 per diluted share, compared to a net loss of $4.1 million, or $0.34 per diluted share, in the six months ended March 31, 2022. This increase in net income was primarily due to the increase in bookings over the last 12 to 18 months which has led to an increase in revenues.
Backlog
The order backlog at March 31, 2023 was $1.0 billion, an increase of 72% from $592.2 million at September 30, 2022. Bookings, net of cancellations and scope reductions, increased by 178% during the six months ended March 31, 2023 to $720.0 million, compared to $258.5 million during the six months ended March 31, 2022. The significant year-over-year increase was due to strength across our petrochemical, oil & gas and commercial and other industrial market sectors.

Outlook
Recently we have seen cyclical recovery across our core oil, gas and petrochemical markets combined with increased global demand for cleaner-burning fuels as well as related processes utilizing low cost gas feedstocks. Our order activity in our core markets has been strong and includes some large domestic LNG and petrochemical projects. This strong commercial activity has increased our backlog to over $1.0 billion, which is a record for Powell. Additionally, diversification efforts outside of our core oil, gas and petrochemical end markets have also been a driver of our increase in backlog. This strong backlog of projects and pricing initiatives in response to persistent inflationary pressures should continue to drive increased revenue volumes throughout the remainder of 2023 and into 2024.
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

Liquidity and Capital Resources
As of March 31, 2023, current assets exceeded current liabilities by 1.7 times.
Cash, cash equivalents and short-term investments increased to $163.1 million at March 31, 2023, compared to $116.5 million at September 30, 2022. This increase in cash was primarily driven by increased project volume and the timing of contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are the primary drivers for our increase in cash at March 31, 2023. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements and research and development initiatives for the foreseeable future.
On March 31, 2023, we entered into a second amendment (the Second Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Second Amendment increased the revolving credit facility extended to us under the U.S. Revolver, which is available for both borrowings and letters of credit and expires September 27, 2024, from $75.0 million to $125.0 million. As amended by the Second Amendment, the U.S. Revolver states the lesser of $50 million or 50% of readily and available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of March 31, 2023, there were no amounts borrowed under the U.S Revolver, and letters of credit outstanding were $44.8 million. As of March 31, 2023, $80.2 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $32.6 million of our cash, cash equivalents and short-term investments at March 31, 2023 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

Operating Activities
Operating activities provided net cash of $55.5 million during the six months ended March 31, 2023 and used net cash of $13.0 million during the same period in Fiscal 2022. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This increase in operating cash flow was primarily due to the favorable timing of contract billing milestones resulting in increased cash flow as our backlog of projects has increased (as noted above).
Investing Activities
Investing activities provided $0.3 million during the six months ended March 31, 2023 and used $7.6 million during the same period in Fiscal 2022. The increase in cash provided by investing activities in the first six months of Fiscal 2023 is primarily due to short-term investment activity.
Financing Activities
Net cash used in financing activities was $6.8 million during the six months ended March 31, 2023 and $7.2 million during the same period in Fiscal 2022, which primarily consisted of approximately $6.1 million of dividends paid in each period.
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
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our profit margin. We have entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract is immaterial for the first half of Fiscal 2023. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the six months ended March 31, 2023, our realized foreign exchange loss was $0.4 million and is included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $26.1 million as of March 31, 2023, a decrease of $2.9 million compared to September 30, 2022. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

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

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

10.1	—	Second Amendment to Credit Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to our Form 8-K filed April 6,2023 and incorporated herein by reference).

10.2	—	First Amendment to Powell Industries, Inc. 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.2 to our Form S-8 filed February 9, 2023 and incorporated herein by reference).

10.3	—	First Amendment to Powell Industries, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed February 16, 2023 and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 3, 2023	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)