Form 10-Q
period 2023-06-30
POWELL INDUSTRIES INC
filed 2023-08-02
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At July 31, 2023, there were 11,860,583 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$183,355	$101,954
Short-term investments	26,414	14,554
Accounts receivable, less allowance for credit losses of $293 and $344	204,522	106,111
Contract assets	56,148	88,351
Inventories	66,109	50,415
Income taxes receivable	147	105
Prepaid expenses	4,821	4,679
Other current assets	5,736	3,814
Total Current Assets	547,252	369,983
Property, plant and equipment, net	96,876	98,628
Operating lease assets, net	1,567	2,179
Goodwill	1,003	1,003
Deferred income taxes	11,712	9,161
Other assets	12,688	12,426
Total Assets	$671,098	$493,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$62,849	$63,423
Contract liabilities	225,767	79,857
Accrued compensation and benefits	24,261	24,785
Accrued product warranty	3,202	2,345
Current operating lease liabilities	839	1,777
Income taxes payable	1,737	1,720
Other current liabilities	16,341	12,466
Total Current Liabilities	334,996	186,373
Deferred compensation	9,447	7,749
Long-term operating lease liabilities	741	545
Other long-term liabilities	1,844	1,507
Total Liabilities	347,028	196,174
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,666,601 and 12,588,011 shares issued, respectively	126	126
Additional paid-in capital	70,913	67,439
Retained earnings	302,040	283,638
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,010)	(28,998)
Total Stockholders' Equity	324,070	297,206
Total Liabilities and Stockholders' Equity	$671,098	$493,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Revenues	$192,365	$135,483	$490,667	$369,907
Cost of goods sold	149,695	116,424	395,096	318,329
Gross profit	42,670	19,059	95,571	51,578

Selling, general and administrative expenses	19,691	16,404	58,384	49,374
Research and development expenses	1,427	1,806	4,471	5,342
Operating income (loss)	21,552	849	32,716	(3,138)

Other income	—	(2,006)	—	(2,285)
Interest income, net	(2,093)	(63)	(3,516)	(79)
Income (loss) before income taxes	23,645	2,918	36,232	(774)
Income tax provision (benefit)	5,191	(6,143)	8,142	(5,772)
Net income	$18,454	$9,061	$28,090	$4,998

Earnings per share:
Basic	$1.55	$0.77	$2.37	$0.42
Diluted	$1.52	$0.76	$2.32	$0.42

Weighted average shares:
Basic	11,889	11,810	11,876	11,792
Diluted	12,140	11,901	12,106	11,877
Dividends per share	$0.26	$0.26	$0.79	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net income	$18,454	$9,061	$28,090	$4,998
Foreign currency translation adjustments	2,089	(3,457)	4,694	(2,501)
Gain (loss) on cash flow commodity hedge	(35)	—	293	—
Comprehensive income	$20,508	$5,604	$33,077	$2,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	1,162	—	—	—	1,162
Foreign currency translation adjustments	—	—	—	—	—	—	2,178	2,178
Stock-based compensation	53	—	1,307	—	—	—	—	1,307
Shares withheld in lieu of employee tax withholding	—	—	(423)	—	—	—	—	(423)
Dividends	—	—	131	(3,307)	—	—	—	(3,176)
Gain on cash flow commodity hedge	—	—	—	—	—	—	218	218
Balance, December 31, 2022	12,641	$126	$68,454	$281,493	(806)	$(24,999)	$(26,602)	$298,472
Net income	—	—	—	8,473	—	—	—	8,473
Foreign currency translation adjustments	—	—	—	—	—	—	427	427
Stock-based compensation	26	—	1,650	—	—	—	—	1,650
Shares withheld in lieu of employee tax withholding	—	—	(159)	—	—	—	—	(159)
Dividends	—	—	10	(3,189)	—	—	—	(3,179)
Gain on cash flow commodity hedge	—	—	—	—	—	—	111	111
Balance, March 31, 2023	12,667	$126	$69,955	$286,777	(806)	$(24,999)	$(26,064)	$305,795
Net income	—	—	—	18,454	—	—	—	18,454
Foreign currency translation adjustments	—	—	—	—	—	—	2,089	2,089
Stock-based compensation	—	—	958	—	—	—	—	958
Dividends	—	—	—	(3,191)	—	—	—	(3,191)
Loss on cash flow commodity hedge	—	—	—	—	—	—	(35)	(35)
Balance, June 30, 2023	12,667	$126	$70,913	$302,040	(806)	$(24,999)	$(24,010)	$324,070

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2023	2022
Operating Activities:
Net income	$28,090	$4,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,500	7,206
Gain on sale of division	—	(2,006)
Stock-based compensation	3,914	2,308
Bad debt expense, net	36	274
Deferred income taxes	(2,551)	(5,548)
Changes in operating assets and liabilities:
Accounts receivable, net	(96,986)	(27,011)
Contract assets and liabilities, net	178,161	10,001
Inventories	(15,304)	(19,387)
Income taxes	(11)	(857)
Prepaid expenses and other current assets	(1,981)	18
Accounts payable	(249)	1,526
Accrued liabilities	3,528	(676)
Other, net	2,167	1,370
Net cash provided by (used in) operating activities	105,314	(27,784)
Investing Activities:
Purchases of short-term investments	(18,789)	(15,104)
Maturities of short-term investments	7,385	11,873
Proceeds from sale of division	—	4,348
Purchases of property, plant and equipment	(4,006)	(1,765)
Proceeds from sale of property, plant and equipment	12	629
Net cash used in investing activities	(15,398)	(19)
Financing Activities:
Payments on industrial development revenue bonds	—	(400)
Shares withheld in lieu of employee tax withholding	(582)	(663)
Dividends paid	(9,292)	(9,170)
Net cash used in financing activities	(9,874)	(10,233)
Net increase (decrease) in cash and cash equivalents	80,042	(38,036)
Effect of exchange rate changes on cash and cash equivalents	1,359	(448)
Cash and cash equivalents at beginning of period	101,954	114,314
Cash and cash equivalents at end of period	$183,355	$75,830

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$18,454	$9,061	$28,090	$4,998
Denominator:
Weighted average basic shares	11,889	11,810	11,876	11,792
Dilutive effect of restricted stock units	251	91	230	85
Weighted average diluted shares	12,140	11,901	12,106	11,877
Earnings per share:
Basic	$1.55	$0.77	$2.37	$0.42
Diluted	$1.52	$0.76	$2.32	$0.42

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2023	September 30, 2022
Raw materials, parts and sub-assemblies, net	$64,960	$49,213
Work-in-progress	1,149	1,202
Total inventories	$66,109	$50,415

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,711	$2,347	$2,345	$2,531
Increase to warranty expense	1,241	462	2,931	1,077
Deduction for warranty charges	(760)	(499)	(2,095)	(1,303)
Change due to foreign currency translation	10	(22)	21	(17)
Balance at end of period	$3,202	$2,288	$3,202	$2,288

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount with which we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% and 93% of total revenues for the three and nine months ended June 30, 2023, respectively, and 94% of total revenues for the three and nine months ended June 30, 2022.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% and 7% of total revenues for the three and nine months ended June 30, 2023, respectively, and 6% of total revenues for the three and nine months ended June 30, 2022.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of June 30, 2023, we had backlog of $1.3 billion, of which approximately $690 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2023 and 2022, our operating results were positively impacted by $13.2 million and $5.9 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Project cancellations on two projects increased gross profit for the nine months ended June 30, 2023 by $3.4 million. Gross unfavorable changes in contract estimates were immaterial for both the nine months ended June 30, 2023 and 2022.
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
Contract assets and liabilities as of June 30, 2023 and September 30, 2022 are summarized below (in thousands):

	June 30, 2023	September 30, 2022
Contract assets	$56,148	$88,351
Contract liabilities	(225,767)	(79,857)
Net contract asset (liability)	$(169,619)	$8,494
Our net contract billing position improved to a net liability at June 30, 2023 from a net asset position at September 30, 2022 primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are driving the increase in the net contract liability at June 30, 2023. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2023, we recognized revenue of $68.1 million that was related to contract liabilities outstanding at September 30, 2022.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of June 30, 2023 and September 30, 2022, accounts receivable included retention amounts of $7.0 million and $6.9 million, respectively. Of the retained amount at June 30, 2023, $6.8 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
United States	$153,258	$102,931	$387,531	$272,069
Canada	21,765	23,599	62,255	60,777
Europe, Middle East and Africa	12,004	6,697	30,521	30,078
Asia/Pacific	2,338	1,645	4,903	4,235
Mexico, Central and South America	3,000	611	5,457	2,748
Total revenues by geographic destination	$192,365	$135,483	$490,667	$369,907

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Oil and gas (excludes petrochemical)	$73,452	$58,669	$179,560	$155,324
Petrochemical	21,995	15,187	70,372	51,268
Electric utility	43,824	30,173	114,899	82,079
Commercial and other industrial	35,527	14,966	74,846	30,583
Traction power	7,143	9,775	21,532	31,200
All others	10,424	6,713	29,458	19,453
Total revenues by market sector	$192,365	$135,483	$490,667	$369,907

E. Long-Term Debt

U.S Revolver
On March 31, 2023, we entered into a second amendment (the Second Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Second Amendment increased the revolving credit facility extended to us under the U.S. Revolver, which is available for both borrowings and letters of credit and expires September 27, 2024, from $75.0 million to $125.0 million. As amended by the Second Amendment, the U.S. Revolver states that the lesser of $50 million or 50% of readily and available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of June 30, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $49.0 million. There was $76.0 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2023.

We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $50 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under our credit agreements. As of June 30, 2023, we were in compliance with all of the financial covenants of the U.S. Revolver.
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

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $49.0 million as of June 30, 2023. We also had surety bonds totaling $357.5 million that were outstanding, with additional bonding capacity of $342.5 million available, at June 30, 2023. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $10.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2023, we had outstanding guarantees totaling $8.2 million. The Facility Agreement provides for customary events of default and carries cross-default provisions with our Second Amendment. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2023, we were in compliance with all of the financial covenants of the Facility Agreement.
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

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 for a full description of our existing stock-based compensation plans. On February 15, 2023, at the 2023 Annual Meeting of Stockholders, our stockholders approved an amendment to our 2014 Equity Incentive Plan (the 2014 Plan) that extended the term of the 2014 Plan by five years and increased the number of shares of common stock that may be issued under the 2014 Plan by 600,000 shares for a total of 1,350,000 shares.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings performance of the Company following the grant date. At June 30, 2023, there were 295,417 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2023 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2022	239,862	$26.11
Granted	147,100	21.26
Vested	(76,834)	29.42
Forfeited/canceled	(14,711)	38.58
Outstanding at June 30, 2023	295,417	$22.85

During the nine months ended June 30, 2023 and 2022, we recorded compensation expense of $3.4 million and $1.9 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty-percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent is recognized over the remaining vesting period. In February 2023, 16,800 shares of restricted stock were issued to our non-employee directors under the 2014 Non-Employee Director Equity Incentive Plan, as amended, at a price of $43.22 per share. During the nine months ended June 30, 2023 and 2022, we recorded compensation expense of $0.5 million and $0.4 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value Measurements at June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2023
Assets:
Cash and cash equivalents	$183,355	$—	$—	$183,355
Short-term investments	26,414	—	—	26,414
Other assets	—	8,699	—	8,699
Liabilities:
Deferred compensation	—	9,439	—	9,439
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2023.

I. Leases

Our leases consist primarily of office and manufacturing and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The decrease of our lease portfolio relates to the wind down of our Canadian facility leases. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2023 and 2022, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$391	$551	$1,147	$1,695
Less: sublease income	(163)	(171)	(487)	(519)
Variable lease cost(1)	93	114	288	372
Short-term lease cost(2)	669	413	1,486	1,266
Total lease cost	$990	$907	$2,434	$2,814

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, respectively (in thousands):

Operating Leases	June 30, 2023	September 30, 2022
Assets:
Operating lease assets, net	$1,567	$2,179
Liabilities:
Current operating lease liabilities	839	1,777
Long-term operating lease liabilities	741	545
Total lease liabilities	$1,580	$2,322

The following table provides the maturities of our operating lease liabilities as of June 30, 2023 (in thousands):

Operating Leases
Remainder of 2023	$344
2024	671
2025	330
2026	145
2027	133
Thereafter	19
Total future minimum lease payments	$1,642
Less: present value discount (imputed interest)	(62)
Present value of lease liabilities	$1,580

The weighted average discount rate as of June 30, 2023 was 3.35%. The weighted average remaining lease term was 2.48 years at June 30, 2023.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$23,645	$2,918	$36,232	$(774)

Income tax provision (benefit)	5,191	(6,143)	8,142	(5,772)

Net income	$18,454	$9,061	$28,090	$4,998

Effective tax rate	22%	(211)%	22%	746%

Our income tax provision reflects an effective tax rate on pre-tax income of 22% for both the three and nine months ended June 30, 2023 compared to an income tax benefit that reflects an effective tax rate on pre-tax income of negative 211% for the three months ended June 30, 2022 and 746% for the nine months ended June 30, 2022. The effective tax rate for the three and nine months ended June 30, 2023 approximated the U.S. federal statutory rate. The favorable impacts of the estimated Research and Development Tax Credit (R&D Tax Credit) and the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

We record and maintain valuation allowances against the deferred tax assets of various foreign jurisdictions until sufficient evidence is available to demonstrate that it is more-likely-than-not that the net deferred tax assets will be recognized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Given our current earnings and anticipated future earnings in the UK, we believe that there is a possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the UK valuation allowance will no longer be needed. A release in the valuation allowance would result in recognition of certain net deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we believe we may be able to achieve.

During the period ended June 30, 2022, management determined that there was sufficient positive evidence to conclude that Canadian net deferred tax assets were realizable. The valuation allowance was released accordingly, and a $5.9 million tax benefit and corresponding increase in the deferred tax asset were recorded. The tax benefit for the three and nine months ended June 30, 2022 was also impacted by a discrete item related to the gain recognized from the disposition of a small, non-core division of our Canadian operations. This gain on the disposal resulted in tax expense of $0.4 million.

K. Subsequent Events
Quarterly Dividend Declared
On August 1, 2023, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2625 per share. The dividend is payable on September 20, 2023 to shareholders of record at the close of business on August 16, 2023.

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
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Over the past year these efforts have contributed to a record backlog of projects coming into Fiscal 2023. There has been an increase in the planning and capital funding within North America as the market responds to the increased international demand for LNG and gas to chemical processes utilizing low cost gas feedstocks. As a result, the business has been awarded a number of large LNG and petrochemical contracts that have had a positive impact on our backlog. Additionally, diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in an increase in backlog across the utility and commercial and other industrial sectors as well.
Various factors resulting in global economic uncertainty negatively impacted our results over the past two years. Uncertainty and demand disruptions resulted in considerable volatility across commodity markets. We experienced supply chain disruptions driven predominately by availability and cost volatility across our raw materials, components and labor force. All of these factors contributed to the lower margins realized in Fiscal 2022 relative to prior oil and gas cycles. As we continue to address supply chain challenges, we are working with our suppliers of key components and commodities to meet our customer commitments. Additionally, we have adjusted our pricing models with our customers in response to the increased cost environment which has made a positive impact on our gross margins in Fiscal 2023.

Results of Operations
Quarter Ended June 30, 2023 Compared to the Quarter Ended June 30, 2022 (Unaudited)
Revenue and Gross Profit
Revenues increased by 42%, or $56.9 million, to $192.4 million in the third quarter of Fiscal 2023, primarily driven by the increase in project backlog. Domestic revenues increased by 49%, or $50.3 million, to $153.3 million in the third quarter of Fiscal 2023. International revenues increased by 20%, or $6.6 million, to $39.1 million in the third quarter of Fiscal 2023. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.

Revenue from our core oil and gas markets (excluding petrochemical) increased by 25%, or $14.8 million, to $73.5 million in the third quarter of Fiscal 2023, while petrochemical revenue increased by 45%, or $6.8 million, to $22.0 million in the third quarter of Fiscal 2023. Revenue from our utility markets increased by 45%, or $13.7 million, to $43.8 million in the third quarter of Fiscal 2023. Commercial and other industrial market revenue increased by 137%, or $20.6 million, to $35.6 million, driven by an increase in traditionally non-core markets such as data centers, university projects and other miscellaneous applications. Revenue from all other markets combined increased by 55%, or $3.7 million, to $10.4 million in the third quarter of Fiscal 2023. These increases in revenue were driven by improved market conditions and our strategic effort to diversify our business. Revenue from our traction market decreased by 27%, or $2.6 million, to $7.1 million in the third quarter of Fiscal 2023.
Gross profit increased by 124%, or $23.6 million, to $42.7 million for the third quarter of Fiscal 2023. Gross profit as a percentage of revenues increased to 22% in the third quarter of Fiscal 2023, compared to 14% in the third quarter of Fiscal 2022. The increase in gross profit was directly attributable to volume leverage and factory efficiencies as a result of the increase in volume, project execution, as well as effectively managing inflationary pressures while maintaining pricing models to correspond to current cost levels. Gross profit for the third quarter of Fiscal 2023 also benefited from a project cancellation of $1.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 20%, or $3.3 million, to $19.7 million in the third quarter of Fiscal 2023, primarily due to $2.3 million of increased variable incentive compensation resulting from improved earnings. Selling, general and administrative expenses as a percentage of revenues decreased to 10% during the third quarter of Fiscal 2023 compared to 12% during the third quarter of Fiscal 2022 as we were able to leverage our existing cost structure.
Other Income
We recorded other income of $2.0 million in the third quarter of Fiscal 2022 related to a gain on the sale of a non-core, industrial valve repair and servicing business within our Canadian operations. We did not record other income during the third quarter of Fiscal 2023.
Income Tax Provision/Benefit
We recorded an income tax provision of $5.2 million in the third quarter of Fiscal 2023, compared to an income tax benefit of $6.1 million in the third quarter of Fiscal 2022. The effective tax rate for the third quarter of Fiscal 2023 was 22%, compared to an effective tax rate of negative 211% for the third quarter of Fiscal 2022. For the three months ended June 30, 2023, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit), in addition to the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance. These benefits were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income. For the three months ended June 30, 2022, the tax benefit primarily resulted from the release of the valuation allowance recorded against the Canadian net deferred tax assets in the amount of $5.9 million that was partially offset by the tax expense of $0.4 million related to the gain on the disposition of a small, non-core division of our Canadian operations.
Net Income
In the third quarter of Fiscal 2023, we recorded net income of $18.5 million, or $1.52 per diluted share, compared to net income of $9.1 million, or $0.76 per diluted share, in the third quarter of Fiscal 2022. This increase in net income was primarily due to the increase in bookings over the last 18 months which has led to an increase in revenues coupled with increased project margins.
Backlog
The order backlog at June 30, 2023 was $1.3 billion, an increase of 31% from $1.0 billion at March 31, 2023 and an increase of 166% from $502.5 million at June 30, 2022. Bookings, net of cancellations and scope reductions, increased by 151% in the third quarter of Fiscal 2023 to $505.4 million, compared to $201.5 million in the third quarter of Fiscal 2022, primarily driven by continued strength from our core oil, gas and petrochemical markets, including several large LNG and petrochemical projects.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022 (Unaudited)
Revenue and Gross Profit
Revenues increased by 33%, or $120.8 million, to $490.7 million in the nine months ended June 30, 2023. Domestic revenues increased by 42%, or $115.5 million, to $387.6 million in the nine months ended June 30, 2023. International revenues increased by 5%, or $5.3 million, to $103.1 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenues from our core oil and gas markets (excluding petrochemical) increased by 16%, or $24.2 million, to $179.6 million in the nine months ended June 30, 2023, while petrochemical revenue increased by 37%, or $19.1 million, to $70.4 million in the first nine months of Fiscal 2023. Revenue from our utility markets increased by 40%, or $32.8 million, to $114.9 million in the nine months ended June 30, 2023. Commercial and other industrial market revenue increased by 145%, or $44.3 million, to $74.8 million, and revenues from all other markets combined increased by 51%, or $10.0 million, to $29.5 million in the first nine months of Fiscal 2023. Revenue from our traction market decreased by 31%, or $9.7 million, to $21.5 million in the nine months ended June 30, 2023.
Gross profit increased by 85%, or $44.0 million, to $95.6 million in the nine months ended June 30, 2023 as compared to the first nine months of Fiscal 2022. Gross profit as a percentage of revenues increased to 19% in the first nine months of Fiscal 2023 as compared to 14% in the nine months ended June 30, 2022. The increase in gross profit was directly attributable to volume leverage and factory efficiencies as a result of the increase in volume, project execution, as well as effectively managing inflationary pressures while maintaining pricing models to correspond to current cost levels. Gross profit for the nine months ended June 30, 2023 also benefited from project cancellations of $3.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 18%, or $9.0 million, to $58.4 million in the nine months ended June 30, 2023, primarily due to $4.3 million of increased variable incentive compensation resulting from improved earnings. Selling, general and administrative expenses as a percentage of revenues decreased to 12% during the nine months ended June 30, 2023 compared to 13% during the nine months ended June 30, 2022.
Other Income
We recorded other income of $2.3 million in the nine months ended June 30, 2022 related to a gain on the sale of a non-core, industrial valve repair and servicing business within our Canadian operations as well as the sale of an excess parcel of land in the U.S. We did not record other income during the nine months ended June 30, 2023.
Income Tax Provision/Benefit
We recorded an income tax provision of $8.1 million in the nine months ended June 30, 2023, compared to an income tax benefit of $5.8 million in the nine months ended June 30, 2022. The effective tax rate for the nine months ended June 30, 2023 was 22%, compared to an effective tax rate of 746% for the nine months ended June 30, 2022. For the nine months ended June 30, 2023, the effective tax rate was favorably impacted by the estimated R&D Tax Credit, in addition to the projected utilization of net operating loss carryforwards in the UK that have been fully reserved with a valuation allowance. These benefits were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income. For the nine months ended June 30, 2022, the tax benefit primarily resulted from the release of the valuation allowance recorded against the Canadian net deferred tax assets in the amount of $5.9 million that was partially offset by the tax expense of $0.4 million related to the gain on the disposition of a small, non-core division of our Canadian operations.

Net Income
In the nine months ended June 30, 2023, we recorded net income of $28.1 million, or $2.32 per diluted share, compared to net income of $5.0 million, or $0.42 per diluted share, in the nine months ended June 30, 2022. This increase in net income was primarily due to the increase in bookings over the last 18 months which has led to an increase in revenues coupled with increased project margins.
Backlog
The order backlog at June 30, 2023 was $1.3 billion, an increase of 126% from $592.2 million at September 30, 2022. Bookings, net of cancellations and scope reductions, increased by 166% during the nine months ended June 30, 2023 to $1.2 billion, compared to $460.0 million during the nine months ended June 30, 2022. The significant year-over-year increase was primarily driven by continued strength from our core oil, gas and petrochemical markets, including several large LNG and petrochemical projects.

Outlook
Recently we have seen a cyclical recovery across our core oil, gas and petrochemical markets combined with increased global demand for cleaner-burning fuels as well as related processes utilizing lower cost gas feedstocks. Our order activity in most of our core markets has been strong and includes several large LNG and petrochemical projects. This elevalted project activity has increased our backlog to over $1.3 billion, which is the highest level in Powell's history. Diversification efforts outside of our core oil, gas and petrochemical end markets have also been a positive catalyst, helping to drive the increase in backlog. This strong backlog of projects, which incorporates pricing initiatives in response to persistent inflationary pressures, should continue to support strong revenue throughout the remainder of 2023 and into 2024. Approximately $690 million of the backlog is expected to be recognized as revenue within the next twelve months. We do not anticipate our backlog will continue to grow at the same pace as we have recognized in the last nine months, which included several large LNG and petrochemical projects.
Our operating results are impacted by factors such as the timing of new order awards, project backlog, changes in project cost estimates, customer approval of final engineering and design specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders, project close-out and resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruption in the global supply chain has, in the past, negatively impacted our business and operating results as well due to the reduction in availability and uncertainty in the timing of the receipt of certain key component parts and commodities. These factors may result in periods of underutilization of our resources and facilities, which may negatively impact our ability to cover our fixed costs, or inhibit our ability to deliver completed products on time. We will continue to remain focused on the variables that impact our markets as well as cost management, labor availability and supply chain challenges. We will also continue to adjust to global conditions in order to maintain competitiveness in the markets that we serve.

Liquidity and Capital Resources
As of June 30, 2023, current assets exceeded current liabilities by 1.6 times.
Cash, cash equivalents and short-term investments increased to $209.8 million at June 30, 2023, compared to $116.5 million at September 30, 2022. This increase in cash was primarily driven by increased project volume and the favorable timing of contract billing milestones on some of our large projects. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are the primary drivers for our increase in cash at June 30, 2023. We believe that our strong working capital position, available borrowings under our credit facility and available cash should be sufficient to finance future operating activities, capital improvements and research and development initiatives for the foreseeable future.
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
As of June 30, 2023, there were no amounts borrowed under the U.S Revolver, and letters of credit outstanding were $49.0 million. As of June 30, 2023, $76.0 million was available for the issuance of letters of credit and borrowing under the U.S. Revolver. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $44.3 million of our cash, cash equivalents and short-term investments at June 30, 2023 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $105.3 million during the nine months ended June 30, 2023 and used net cash of $27.8 million during the same period in Fiscal 2022. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This increase in operating cash flow was primarily due to the favorable timing of contract billing milestones resulting in increased cash flow as our backlog of projects has increased (as noted above).
Investing Activities
Investing activities used $15.4 million during the nine months ended June 30, 2023 and used less than $0.1 million during the same period in Fiscal 2022. The increase in cash used in investing activities in the first nine months of Fiscal 2023 is primarily due to short-term investment activity.
Financing Activities
Net cash used in financing activities was $9.9 million during the nine months ended June 30, 2023 and $10.2 million during the same period in Fiscal 2022, which primarily consisted of approximately $9 million of dividends paid in each period.
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
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and other industrial markets. Typically, on large projects, our customers include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our profit margin. We entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract is immaterial for the first nine months of Fiscal 2023 and ended in June 2023. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the nine months ended June 30, 2023, our realized foreign exchange loss was $0.4 million and is included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $24.0 million as of June 30, 2023, a decrease of $5.0 million compared to September 30, 2022. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the last fiscal quarter, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 2, 2023	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)