Form 10-K
period 2023-09-30
POWELL INDUSTRIES INC
filed 2023-12-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $324 million as of March 31, 2023, based upon the closing price on the NASDAQ Global Market on that date.  The registrant, solely for the purpose of the calculation above, had deemed its board of directors, executive officers, and beneficial owners of 10% or more of the voting shares of its common stock to be affiliates, and deducted their stockholdings in determining the aggregate market value.
At December 4, 2023, there were 11,959,333 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed not later than 120 days after September 30, 2023, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business
Overview
Powell Industries, Inc. is a Delaware corporation founded by William E. Powell in 1947. We develop, design, manufacture and service custom-engineered equipment and systems that (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada, Inc.; and Powell Industries International, B.V.
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
References to Fiscal 2023, Fiscal 2022 and Fiscal 2021 used throughout this Annual Report relate to our fiscal years ended September 30, 2023, 2022 and 2021, respectively.
Products and Services
Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts. We are headquartered in Houston, Texas and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power as well as mining and metals, pulp and paper, data centers and other municipal, commercial and industrial markets. Our product scope includes designs tested to meet both United States (U.S.) and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We assist customers by providing field service inspection, installation, commissioning, modification, and repair services, as well as spare parts, retrofit and retrofill components for existing systems, and replacement circuit breakers for obsolete switchgear no longer produced by the original manufacturer. We seek to establish long-term relationships with the end users of our systems as well as design and construction engineering firms contracted by those end users. We believe that our exemplary culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
Products and services are principally sold directly to the end user or to an engineering, procurement and construction (EPC) firm on behalf of the end user. Each project is specifically engineered and manufactured to meet the exact specifications and requirements of the individual customer. Powell’s expertise is in the design, engineering, manufacturing, project management and integration of assorted systems into a single, custom-engineered deliverable. We market and sell our products and services, which are typically awarded in competitive bid situations, to a wide variety of customers and governmental agencies spanning diverse markets and geographic regions. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically non-recurring. Thus, multiple and/or continuous projects of similar magnitude with the same customer are not predictable. The timing of large project awards may cause material fluctuations in our revenues and gross profits.
Occasionally our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies with whom we have previously conducted business. These arrangements are generally made to leverage competitive positioning, or where scale and/or size dictates the use of such arrangement.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted. No single customer accounted for more than 10% of our consolidated revenues in Fiscal 2023.

Research and development activities are critical to Powell’s future and are focused on both the development of new products and services as well as enhancing current product offerings. Our expertise in vacuum circuit breaker engineering is internationally recognized, and we are committed to incorporating continuous product improvements that will ensure sustained operational safety and reliability across the markets we serve.
Markets
We strive to be the supplier of choice for custom-engineered system solutions and services to a broad array of customers and markets. Demand for our products and services is driven predominantly by the oil and gas, petrochemical and electric utility industries, but we also serve other commercial and industrial markets where customers need to manage, monitor and control large amounts of electrical energy through a complex network of electrical components and systems. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business.
In the oil, gas and petrochemical markets, we serve the upstream, midstream and downstream end markets. Within the downstream market, our primary customers typically are engaged in refining activities and/or leveraging natural gas feedstocks for the production of petrochemical or LNG products. The North American market is responding to increased international demand for LNG and gas-to-chemical processes utilizing low-cost gas feedstocks. Strong relationships have developed with our customers over the years and we are recognized as a preferred service provider to solve our customers' complex electrical needs.
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical markets. Diversification efforts outside of our core oil, gas and petrochemical markets have resulted in an increase in backlog across the utility and commercial and other industrial markets.
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
Our backlog at September 30, 2023 totaled $1.3 billion compared to $592.2 million at September 30, 2022. The increase in our backlog is across all of our end markets, and particularly driven by our core oil, gas and petrochemical markets. We anticipate that approximately $648 million of Fiscal 2023 ending backlog will be fulfilled during our fiscal year ending September 30, 2024. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.

Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum, as well as various engineered electrical components. Material costs represented 49% of revenues in Fiscal 2023, 51% of revenues in Fiscal 2022, and 49% of revenues in Fiscal 2021. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.
The equipment and materials that we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. Uncertainty and demand disruptions have, in the past, resulted in considerable volatility across commodity markets. We have experienced supply chain disruptions driven predominately by availability and cost volatility across our raw materials, engineered components and labor force. As our procurement function seeks to address specific supply chain challenges, we continue working with our suppliers of key components and commodities to meet our customer commitments. While we have experienced, and may continue to experience, issues related to increased lead times for the purchase and delivery of key raw materials or components, we continue to monitor the availability (including transportation) and price of components and raw materials on a regular basis, as well as any potential impact on our operations. Additionally, we have adjusted our product pricing with our customers in response to the increased cost environment which has made a positive impact on our gross margins in Fiscal 2023. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating, hedging and by actively pursuing internal cost reduction efforts.
Our supply base for certain key components and raw materials is limited. Many of our products require raw materials and components supplied by a limited number of suppliers, and in some instances, a single supplier. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. Supply problems could result in delays in our ability to meet commitments to our customers and potentially result in delay damages assessed by our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact to our business and results of operations in the future.
Human Capital
At September 30, 2023, we had 2,363 full-time employees and 362 contract employees located primarily in the U.S., Canada and the United Kingdom (U.K.). Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, we find it challenging to source qualified personnel in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. A decline in our employee relations, labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
Our top human capital priorities include the well-being, health and safety, and retention of our employees, as well as enhanced learning and leadership training opportunities, workplace safety, internal promotion and key employee retention. Powell emphasizes a culture of safety that runs throughout the Company. We establish annual goals and monthly operating metrics, which have resulted in a safety incident rate of 0.7 which is below the industry average, according to the U.S. Bureau of Labor Statistics. We believe that the nine-year average tenure of our employees is a reflection of our inclusive and supportive culture, and focused efforts on internal promotion, key employee retention and succession planning. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.
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

Government Regulations
We are subject to various government regulations in the U.S. as well as various international locations where we operate. These regulations cover diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies. We have established a multi-faceted compliance program that includes educating employees and leadership, performing risk-based due diligence and evaluating our supplier base. We require legal and ethical practices in our everyday work. We do not believe that compliance with governmental regulations will have a material impact on our capital expenditures, results of operations or competitive position.

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
Our industry is highly competitive.
Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing resources, and at various times, may be our customer or supplier on any given project. Competition in the industry depends on a number of factors, including the number of projects available, technical ability, production capacity, production lead times, location and the ability to win projects we bid. Certain of our competitors may have lower cost structures or a more favorable geographic footprint and may, therefore, be able to provide their products or services at lower prices. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels, increase our customer base or continue to provide technologically superior products at a competitive price. New companies may enter the markets in which we compete, or industry consolidation may occur, further increasing competition in our markets. Our failure to compete effectively and secure projects could adversely affect future revenues and could have an adverse impact on our business and results of operations.

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
From time to time, we may decide to enter new markets, build or lease additional facilities, expand our existing facilities, relocate or consolidate one or more of our operations or exit a facility we may own or lease. Increased costs and production delays arising from the staffing, relocation, sublease, expansion or consolidation of our facilities could adversely affect our business and results of operations.
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
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that could enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to retain or add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management, systems integration and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expect, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.

We are exposed to risks relating to the use of subcontractors.
We hire subcontractors to perform work on some projects and may depend on third-party labor suppliers to provide the personnel necessary to engineer, manufacture and ship our products. If our subcontractors do not perform as expected for any reason, we may experience delays in completing our projects or incur additional costs. In addition, we may have disputes with these independent subcontractors arising from, among other things, the price, quality or timeliness of the work performed. Some of the third parties we engage in support of our operations operate internationally and thus we may be impacted by the economic, political and labor conditions in those regions as well as uncertainty caused by international relations issues between the U.S. and those countries. Any of these factors could adversely impact our business and results of operations.
Misconduct by our employees or subcontractors, or a failure to comply with laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees or subcontractors could have a significant negative impact on our business and reputation. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Acts of misconduct, or our failure to comply with applicable laws or regulations, could subject us to fines and penalties, harm our reputation, and/or damage our relationships with customers and could adversely impact our business and results of operations.
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
Catastrophic events, including natural disasters, health epidemics, acts of war and terrorism, among others, could disrupt our business.
The occurrence of catastrophic events, ranging from natural disasters and extreme weather conditions to health epidemics, to acts of war and terrorism, among others, could increase operating costs and/or disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims or delay damages under our contracts. A significant portion of our operations are located near the Texas Gulf Coast; as a result, our operations have been and are subject to the potential impacts of weather-related events, including but not limited to hurricanes and flooding. Future weather events could cause significant damage to our property and equipment or customer projects and adversely impact our operations. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses or delays arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays of existing projects as well as cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.

Risk Factors Related to our Financial Condition and Markets
Global economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog.
Various factors drive demand for our products and services, including the price and demand for oil and gas, capital expenditures, economic forecasts, global political environments (including war and terrorism) and the cost of capital. Unanticipated increases in raw material and component requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact the operating results of that facility. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction, delay or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted, and we may incur delay damages until we are able to secure alternative sources. Furthermore, our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our bank credit facility on favorable terms or at all. Similarly, disruptions in the capital markets or increased interest rates may also adversely impact our customer's ability to finance projects, which could result in contract cancellations or delays. These disruptions could lead to reduced demand for our products and services and cancellation of existing projects, and could have an adverse impact on our business, financial condition and results of operations.
Our backlog is subject to unexpected adjustments, cancellations and scope reductions and, therefore, may not be a reliable indicator of our future earnings.
We have a backlog of uncompleted contracts. Backlog represents management's best estimate of the remaining performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. From time to time, projects are cancelled, delayed or modified due to customer, industry or macroeconomic conditions. While we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. The ultimate realization of the future revenue in our backlog is based upon our ability to complete the projects, and we cannot control all of the various factors that might impact the timely delivery of our projects to our customers. We may be unable to recover certain costs and an anticipated margin, and cancelled or suspended projects may also result in additional unrecoverable costs due to the underutilization of our assets and personnel. Accordingly, the amounts recorded in backlog may not be a reliable indicator of our future operating results and may not be indicative of continuing revenue performance over future fiscal years or quarters.
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
Many of our customer contracts have schedule and performance obligation clauses that, if we fail to meet, could subject us to penalty provisions, liquidated damages or claims against us, or our outstanding letters of credit or performance bonds. In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct. Each individual contract seeks to define the conditions under which the customer may make a claim against us. Due to the growth in our backlog, our manufacturing and fabrication capacity as well as ability to recruit and retain qualified labor is challenged resulting in an increased risk of meeting delivery dates and other contract performance obligations. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have an adverse impact on our results of operations.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
Our material costs represented 49% of our consolidated revenues for Fiscal 2023. Unanticipated shortages in raw material and components, rising prices due to overall inflationary pressure, the imposition of tariffs, changes in supplier availability, delays in production or transportation, or supplier consolidation could increase production costs or lead times and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices. We purchase a wide variety of materials and component parts from various suppliers around the world to manufacture our products, including steel, aluminum, copper and various components. Our supply base for certain key components and raw materials is limited and may come from a single supplier. If we are unable to obtain key components and raw materials from these suppliers, the key components and raw materials may not be readily available from other suppliers or available with acceptable terms and price levels. Our success depends on our ability to meet customer commitments and could be negatively impacted if a supplier experiences a disruption or discontinuance in their operations, or we experience a delay in transportation of materials and components from our suppliers. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. Additionally, we rely on certain competitors for key materials used in our products. This could result in damages and negatively impact our ability to manufacture our products if the relationships change or become unfavorable and could have an adverse impact on our results of operations.
We typically mitigate our inventory risks by increasing the levels of inventory for certain key components and raw materials and entering into commodity hedges when appropriate. Such increased inventory levels may not be adequate to meet future demand and may increase the potential for excess and obsolete inventories, which could have an adverse impact on our business and results of operations.
Obtaining surety bonds, letters of credit, bank guarantees, or other financial assurances may be necessary for us to successfully bid on and obtain certain contracts.
We are often required to provide our customers security for the performance of their projects in the form of surety bonds, letters of credit or other financial assurances. Our continued ability to obtain surety bonds, letters of credit or other financial assurances will depend on our capitalization, working capital and financial performance. Our ability to issue letters of credit is dependent upon the availability of adequate credit issued by our banks and could be negatively impacted by our compliance with our financial covenants. Future compliance with such financial covenants may be affected by factors beyond our control, including general or industry-specific economic downturns. We are also dependent on the overall bonding capacity, pricing and terms available in the surety markets. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future. The restriction, reduction or termination of our surety bond agreements could limit our ability to bid on new opportunities and would require us to issue letters of credit under our bank facilities in lieu of surety bonds, thereby reducing availability under our credit facility, which could have an adverse impact on our liquidity, business and results of operations.
Failure to remain in compliance with covenants or obtain waivers or amendments under our credit agreement could adversely impact our business.
Our credit agreement contains various financial covenants and restrictions, which are described in Note G of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent an amendment or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to pay dividends, issue letters of credit, or obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.
We typically agree to allow our customers to defer payment on projects until certain performance milestones have been met or until the projects are substantially completed, and customers often withhold some portion of amounts due to us as retainage. Our payment arrangements subject us to potential credit risk related to changes in business, financial markets and economic factors affecting our customers, including material changes in our customers' revenues or cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be adversely impacted, and we could experience losses if those amounts exceed current allowances. Any of these factors could adversely impact our business and results of operations.

A significant portion of our revenues may be concentrated among a small number of customers.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract, customer or industry. We believe the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, one of our manufacturing facilities may have significant volume from one particular customer or industry that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue and results of operations could be adversely impacted.
We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
Although we maintain insurance policies with respect to our estimated exposures, including certain casualty, property, professional, employee liability, business interruption, cybersecurity and self-insured medical programs, these policies contain deductibles, self-insured retentions and limits of coverage. In addition, we may not be able to continue to obtain insurance at commercially reasonable rates, or at the policy limits we may require or may be faced with liabilities not covered by insurance, such as, but not limited to, cybersecurity, environmental contamination, acts of war or terrorist attacks. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities, some of which are self-insured, are difficult to estimate due to various factors. If any of our insurance policies, coverage limits or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies, that are subject to deductibles or that exceed our estimated accruals or our insurance policy limits, which could adversely impact our business and results of operations.
Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
Revenues associated with projects located outside of the U.S., including revenues generated from our operations in the U.K. and Canada, accounted for approximately 20% of our consolidated revenues in Fiscal 2023. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions and/or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the U.S. or other countries. Additionally, compliance with foreign and domestic import and export regulations and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, General Data Protection Regulation, or similar laws of other jurisdictions outside the U.S., could adversely impact our ability to compete for contracts in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
Additionally, fluctuating foreign currency exchange rates may impact our financial results. The functional currency of our foreign operations is typically the currency of the country in which the foreign operation is located. Accordingly, our financial performance is subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar, and such fluctuations could adversely impact our financial position and results of operations.
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately and/or on a timely basis.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, an assessment by our management of our internal control over financial reporting. Preparing our financial statements involves a number of complex processes, many of which are performed manually and dependent upon individual data input or review. We are continually working to maintain and strengthen our internal controls over operational and financial reporting, however, any system of controls has limitations, including the possibility of human error, availability of qualified personnel, circumvention or overriding of controls and/or fraud. Our failure to maintain effective internal controls over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or a decline in our stock price, or have an adverse impact on our business and results of operations.

Risk Factors Related to our Common Stock
Our stock price could decline or fluctuate significantly due to unforeseen circumstances that may be outside of our control. These fluctuations may cause our stockholders to incur losses.
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risk factors described herein, declines in the overall financial and economic outlook, timing and cancellation of projects, declines in new orders or backlog, changes in our estimated costs to complete projects, investors' opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors, which could reduce investor confidence. These factors could adversely affect our business, and the trading price of our common stock could decline significantly.

There can be no assurance that we will declare or pay future dividends on our common stock.
Our Board of Directors has approved a regular quarterly dividend since our fiscal year ended September 30, 2014. The declaration, amount and timing of future dividends are subject to capital availability and determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and in compliance with all respective laws and applicable agreements. Our ability to declare, increase or pay dividends will depend upon, among other factors, our financial condition, results of operations, cash flows, current and anticipated expansion plans, requirements under Delaware law and other factors that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments could have a material negative effect on our stock price.
Risk Factors Related to Legal and Regulatory Matters
Our operations could be adversely impacted by the effects of government regulations.
We are subject to various government regulations in the U.S. as well as various international locations where we operate. These regulations cover several areas including environmental, social and governance (ESG) compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. These laws and regulations are administered by various state, federal and international agencies. Changes in policy, laws or regulations, including those affecting oil and gas exploration and development activities or climate change matters and the resulting decisions by customers and other industry participants, could reduce demand for our products and services, which would have a negative impact on our operations. Increased regulations and reporting requirements around the world may adversely affect the operators in the markets we serve. Further, we cannot predict future changes in any country in which we operate or do business and how those changes may affect our ability to perform projects in those regions.

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

General Risk Factors
A failure in our business systems or cybersecurity attacks on any of our facilities, or those of third parties, could adversely affect our business, results of operations and reputation.
We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. In the event of systems failure or interruption, including those related to force majeure, telecommunications failures, criminal acts, including hardware/software break-ins, extortion attempts, viruses, or other cybersecurity incidents, we may have limited ability to affect the timing and success of systems restoration, and any resulting interruption in our ability to manage or operate our business could have a material adverse effect on our operating results and reputation.
Increased global information technology cybersecurity threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee education, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
We are continuously working to improve our information technology systems, together with creating security boundaries around our critical and sensitive assets. We provide security awareness education to our employees and contractors that focuses on various aspects of the cybersecurity world. All of these steps are taken in order to mitigate the risk of attack and to ensure our readiness to responsibly handle any security violation or attack. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed. We could lose potential projects and existing customers, our ability to operate our business could be impaired, we may incur significant liabilities, we could suffer harm to our reputation and competitive position, and our operating results could be negatively impacted.
We utilize the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (NIST Framework), a toolkit for organizations to manage cybersecurity risk in its assessment of cybersecurity capabilities and in developing cybersecurity priorities. In addition to internal assessments, our cybersecurity strategy and capabilities are evaluated and audited against the NIST Framework and industry best practices by independent, third-party, leading specialists in cybersecurity.
We strive to create a culture of cybersecurity resilience and awareness. This tone is set from the top and continuously reinforced with our employees and contractors through regular education and testing. We continue to mature our programs and invest in the security of our systems, operations, people, infrastructure, and cloud environments.
The Board of Directors is briefed on our strategy and roadmap in alignment with NIST Cybersecurity Framework. The Board receives quarterly updates on program maturity, cybersecurity risks, threat landscape and overall program progress. While cybersecurity resilience is the responsibility of every employee and contractor, the cybersecurity program is led by the Chief Information Officer. The Information Technology Cybersecurity team meets regularly and reviews trending risks and remediation efforts. When necessary, we assign resources to mitigate and elevate risks to the enterprise level as part of our Enterprise Risk Management program. Any significant disruption or failure of our business systems and/or cybersecurity infrastructure could damage our reputation and have a material adverse effect on our business and results of operations.

Changes in and compliance with ESG initiatives could adversely impact our business.
We strive to achieve ESG initiatives while maintaining the rights and interests of our employees and shareholders. There has been an increased focus on ESG matters by consumers, investors, as well as by governmental and non-governmental organizations. To the extent that our ESG initiatives are deemed to be insufficient by stakeholders, this could adversely impact our business, results of operations, stock price or competitive position.
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
Climate change regulations could require us or our customers to incur additional expenditures to either purchase new, or modify existing equipment or processes. These laws and regulations may also increase the cost of raw materials from our suppliers. The potential for future ESG and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. Additionally, increased attention to climate change, conservation measures, energy transition and consumer demand for alternatives to hydrocarbons could reduce the demand for oil and gas applications and have an adverse impact on the demand for the products produced by our customers and therefore reduce demand for our products, which could adversely impact our business and results of operations.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate, could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our statutory tax rates or loss of our ability to claim Research and Development Tax Credits could have a material impact on our net income or loss and cash flow.
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
Our principal locations as of September 30, 2023, were as follows:

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
Holders
As of December 4, 2023, there were 240 stockholders of record of our common stock. All common stock held in street names is recorded in the Company’s stock register as being held by one stockholder.
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
In our Form 10-K for the fiscal year ended September 30, 2022, the performance graph included a peer index (the "previous Industrial Electrical Equipment Group") composed of Altra Industrial Motion Corp.; Ameresco, Inc.; AZZ Inc.; Belden Inc.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; A.O. Smith Corporation; Thermon Group Holdings Inc. and Woodward, Inc. As a continuing effort to align our peer group with our industry, market capitalization, location and other factors, we have replaced Altra Industrial Motion Corp. with CECO Environmental. Accordingly, the new Industrial Electrical Equipment Group is composed of Ameresco, Inc.; A.O. Smith Corporation; AZZ Inc.; Belden Inc.; CECO Environmental; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; Thermon Group Holdings Inc. and Woodward, Inc.
The following graph compares, for the period from October 1, 2018 to September 30, 2023, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group. The comparison assumes that $100 was invested on October 1, 2018, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG POWELL INDUSTRIES, INC.,
INDUSTRIAL ELECTRICAL EQUIPMENT GROUP, ISHARES RUSSELL 2000 INDEX
AND INVESCO S&P SMALLCAP 600 ENERGY
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2018
2019
2020
2021
2022
2023
Powell Industries, Inc.
Invesco S&P SmallCap 600 Energy
Previous Industrial Electrical Equipment Group
IShares Russell 2000
New Industrial Electrical Equipment Group

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2023 compared to the twelve months ended September 30, 2022 should be read in conjunction with the accompanying consolidated financial statements and related notes. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended September 30, 2022, filed on December 6, 2022, for discussion of the fiscal year ended September 30, 2021, the earliest of the three fiscal years presented. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements; Risk Factors” and “Part I, Item 1A. Risk Factors,” included elsewhere in this Annual Report.

Overview
We develop, design, manufacture and service custom-engineered equipment and systems that (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power as well as mining and metals, pulp and paper, data centers and other municipal, commercial and industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end-user customers as well as prevailing global economic conditions. The North American market is responding to increased international demand for LNG and gas-to-chemical processes utilizing low-cost gas feedstocks. As a result, the business has been awarded a number of large LNG and petrochemical contracts that have had a positive impact on our backlog.
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in an increase in backlog across the utility and commercial and other industrial sectors. Over the past year, these efforts have contributed to a strong backlog of projects coming into Fiscal 2023 and near record levels going into Fiscal 2024.
Various factors resulting in global economic uncertainty negatively impacted our results over the previous two years. Uncertainty and demand disruptions resulted in considerable volatility across commodity markets. We experienced supply chain disruptions driven predominantly by availability and cost volatility across our raw materials, components and labor force. All of these factors contributed to the lower margins realized in Fiscal 2022 relative to prior oil and gas cycles. Commodity prices have stabilized in Fiscal 2023; however, we continue to experience supply chain delays for specific engineered components and continue to work with our suppliers in order to meet our customer commitments. Additionally, we have adjusted our product pricing, delivery schedules and bid validity dates with our customers in response to the increased cost environment and supply chain delays, and as a result our gross margins have been improved in Fiscal 2023.

Results of Operations
Twelve Months Ended September 30, 2023 Compared to Twelve Months Ended September 30, 2022
Revenue and Gross Profit
Revenues increased by 31%, or $166.7 million, to $699.3 million in Fiscal 2023, primarily driven by the increase in project backlog resulting from a recovery of our core oil, gas and petrochemical markets. Domestic revenues increased by 38%, or $153.0 million, to $557.9 million in Fiscal 2023. International revenues increased by 11%, or $13.8 million, to $141.4 million. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
Revenue from our core oil and gas markets (excluding petrochemical) increased by 27%, or $57.9 million, to $273.1 million in Fiscal 2023, and petrochemical revenue increased by 42%, or $27.6 million, to $94.2 million in Fiscal 2023. Revenue from our utility end markets increased by 29%, or $36.0 million, to $158.4 million in Fiscal 2023. Commercial and other industrial market revenue increased by 84%, or $47.5 million, to $104.0 million driven by an increase in traditionally non-core markets such as data centers, university projects and other miscellaneous applications. Revenue from all other markets combined increased by $14.5 million to $41.5 million in Fiscal 2023. These increases in revenue were driven by improved market conditions and our strategic effort to diversify our business. Revenue from our traction market decreased by 37%, or $16.8 million, to $28.1 million in Fiscal 2023.
Gross profit increased by 74%, or $62.5 million, to $147.6 million in Fiscal 2023. Gross profit as a percentage of revenues increased to 21% in Fiscal 2023 as compared to 16% in the prior year. This increase in gross profit was favorably impacted by the higher volume levels across the manufacturing facilities driving key factory efficiencies, strong project execution as well as, effectively managing product pricing that corresponds to current cost levels. Additionally, project cancellations contributed $4.3 million to gross profit in Fiscal 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 11%, or $8.0 million, to $78.8 million in Fiscal 2023, primarily due to increased variable performance-based compensation. Selling, general and administrative expenses, as a percentage of revenues, decreased to 11% in Fiscal 2023, compared to 13% in Fiscal 2022, based upon leveraging our cost structure on the increase in revenues.
Other Income
During Fiscal 2022 we recorded other income of $2.3 million related to a gain on the sale of a small, non-core, industrial valve repair and servicing business within our Canadian operations as well as the sale of an excess parcel of land in the U.S. We did not record other income in Fiscal 2023.
Income Tax Provision (Benefit)
We recorded an income tax provision of $14.4 million in Fiscal 2023, resulting in an effective tax rate of 21%, compared to an income tax benefit of $3.9 million in Fiscal 2022 at an effective tax rate of negative 40%. In Fiscal 2023, the effective tax rate approximated the U.S. federal statutory rate. The favorable impacts of the estimated Research and Development Tax Credit (R&D Tax Credit) and the release of the valuation allowance previously recorded against the U.K. net deferred tax assets in the amount of $1.9 million were offset by state income tax expense, certain non-deductible items and the tax impact of U.S. global intangible income.
In Fiscal 2022, the tax benefit primarily resulted from the release of the valuation allowance previously recorded against the Canadian net deferred tax assets in the amount of $5.9 million and the estimated R&D Tax Credit. The tax benefit was partially offset by certain non-deductible items, the tax expense related to the gain on the disposition of a small, non-core division of our Canadian operations and the tax impact of U.S. global intangible income.
Net Income
In Fiscal 2023, we recorded net income of $54.5 million, or $4.50 per diluted share, compared to net income of $13.7 million, or $1.15 per diluted share in Fiscal 2022. This increase in net income is primarily due to the increase in bookings which led to an increase in revenues coupled with increased project margins.

Backlog
The order backlog at September 30, 2023 was $1.3 billion, a 118% increase from $592.2 million at September 30, 2022. This increase in backlog is driven primarily from our oil and gas markets, including LNG, petrochemical, utility and commercial and other industrial markets. Bookings, net of cancellations and scope reductions, increased by 94% in Fiscal 2023 to $1.4 billion, compared to $718.6 million in Fiscal 2022, primarily driven by continued strength from our core oil, gas and petrochemical markets, including several large LNG and petrochemical projects.

Outlook
Recently we have seen a cyclical recovery across our core oil, gas and petrochemical markets combined with increased global demand for cleaner-burning fuels as well as related processes utilizing lower cost gas feedstocks. Our order activity in most of our core markets has been strong and includes multiple large LNG and petrochemical projects. This elevated project activity has increased our backlog to approximately $1.3 billion. Diversification efforts outside of our core oil, gas and petrochemical end markets have also been a positive catalyst, helping to drive the increase in backlog. This strong backlog of projects, which incorporates pricing and productivity initiatives in response to persistent inflationary pressures, should continue to support an increasing level of revenue into Fiscal 2024. Approximately $648 million of the backlog is expected to be recognized as revenue within the next twelve months. We do not anticipate our backlog will continue to grow at the same pace as we have recognized in the last twelve months, which included several large LNG and petrochemical projects booked throughout Fiscal 2023.
Our operating results are impacted by several factors such as the timing of new order awards, project backlog, changes in project cost estimates, customer approval of final engineering specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders and the resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruptions in the global supply chain have, in the past, negatively impacted our business and operating results due to the limited availability resulting in uncertainty in the timing of the receipt of key component parts and commodities. We continue to remain focused on the variables that impact our markets as well as cost management, labor availability and supply chain challenges.

Liquidity and Capital Resources
As of September 30, 2023, current assets exceeded current liabilities by 1.6 times.
Cash, cash equivalents and short-term investments increased to $279.0 million at September 30, 2023, compared to $116.5 million at September 30, 2022. The increase in cash, cash equivalents and short-term investments was primarily driven by the increased project volume and favorable timing of contract billing milestones on some of our large projects. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are the primary drivers for the increase at September 30, 2023. We believe that our strong working capital position, available borrowings under our credit facility and available cash and cash equivalents should be sufficient to support our future operating activities, capital improvements and research and development initiatives for the foreseeable future.
On March 31, 2023, we entered into a second amendment (the Second Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Second Amendment increased the revolving credit facility, which is available for both borrowings and letters of credit from $75.0 million to $125.0 million. As amended by the Second Amendment, the U.S. Revolver states the lesser of $50 million or 50% of available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of September 30, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $89.1 million. There was $35.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2023. We are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness, which includes letters of credit. An increase in indebtedness or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.
On October 4, 2023, we entered into a third amendment to the U.S. Revolver (the Third Amendment) with Bank of America, N.A., and Texas Capital Bank has agreed to join as an additional lender under the U.S. Revolver. The Third Amendment increased the amount of the revolving line of credit from $125.0 million to $150.0 million and extended the expiry date to October 4, 2028. For further information regarding the Third Amendment, see Note G to Consolidated Financial Statements.
Approximately $57.4 million of our cash, cash equivalents and short-term investments at September 30, 2023 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $182.6 million during Fiscal 2023 and used net cash of $3.6 million during Fiscal 2022. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This increase in operating cash flow was primarily due to the increase in project volume and the favorable timing of contract billing milestones, although partially offset by the increases in accounts receivable and inventory. Inventory has increased to support our increased backlog and stock levels to help mitigate global supply chain risks.
Investing Activities
Investing activities used $26.6 million of cash during Fiscal 2023 compared to $6.5 million of cash provided in Fiscal 2022. The increase in cash used in investing activities during Fiscal 2023 was primarily due to the timing of cash used to purchase short-term investments.
Financing Activities
Net cash used in financing activities was $13.1 million during Fiscal 2023 compared to $13.3 million during Fiscal 2022, which primarily consisted of approximately $12.4 million and $12.2 million of dividends paid in the respective years.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $96.7 million as of September 30, 2023, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/ Bank Guarantees
Less than 1 year	$48,459
1 to 3 years	33,711
More than 3 years	14,511
Total long-term commercial obligations	$96,681
We also had surety bonds totaling $393.4 million that were outstanding at September 30, 2023. Surety bonds are primarily used to guarantee our contract performance to our customers.
Off-Balance Sheet Arrangements

We had no significant off-balance sheet arrangements during the periods presented.

Effects of Inflation
We are subject to inflation, which can cause increases in our costs of labor, indirect expenses and raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings and operations in future quarters and years.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.
We believe the following accounting estimates to be critical in the preparation and reporting of our consolidated financial statements.
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products may be sold separately as an engineered solution, but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and commissioning of these enclosures.
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
Contract Estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. See Note E of Notes to Consolidated Financial Statements for disclosures related to changes in contract estimates.
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
Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if recording an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles, and periodically review these estimates to determine whether these lives are appropriate.
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
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility and light rail traction power as well as mining and metals, pulp and paper and other municipal, commercial and industrial markets. Occasionally, our customers may include an EPC firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our gross margin. During Fiscal 2022, we entered into a derivative contract to hedge a portion of our exposure to commodity price risk. This contract was immaterial for both Fiscal 2022 and Fiscal 2023, and ended in June 2023. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For Fiscal 2023, our realized foreign exchange loss was $0.4 million and is included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $26.9 million as of September 30, 2023, a decrease of $2.1 million compared to September 30, 2022. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

We do not typically hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact on our financial statements. Because we did not have any outstanding borrowings under our U.S. Revolver as of both September 30, 2023 and 2022, we have not experienced any significant interest rate risk for each of the periods presented in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Long-term fixed price contracts

As described in Notes B and E to the consolidated financial statements, approximately 94% of the Company’s total revenue of $699.3 million for the year ended September 30, 2023 was generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. Management believes that this method is the most accurate representation of performance, because it directly measures the value of the services transferred to the customer over time as costs are incurred on the contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. Management estimates the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of anticipated performance.

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
December 6, 2023

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$245,875	$101,954
Short-term investments	33,134	14,554
Accounts receivable, less allowance for credit losses of $273 and $344	206,591	106,111
Contract assets	60,621	88,351
Inventories	63,865	50,415
Income taxes receivable	100	105
Prepaid expenses	5,419	4,679
Other current assets	6,380	3,814
Total Current Assets	621,985	369,983
Property, plant and equipment, net	97,625	98,628
Operating lease assets, net	1,436	2,179
Goodwill and intangible assets, net	1,003	1,003
Deferred income taxes	17,064	9,161
Other assets	13,129	12,426
Total Assets	$752,242	$493,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,666	$63,423
Contract liabilities	279,796	79,857
Accrued compensation and benefits	29,947	24,785
Accrued product warranty	3,305	2,345
Current operating lease liabilities	773	1,777
Income taxes payable	6,517	1,720
Other current liabilities	18,682	12,466
Total Current Liabilities	395,686	186,373
Deferred compensation (Note J)	9,145	7,749
Long-term operating lease liabilities	663	545
Other long-term liabilities	1,722	1,507
Total Liabilities	407,216	196,174
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,668,001 and 12,588,011 shares issued, respectively	127	126
Additional paid-in capital	71,526	67,439
Retained earnings	325,281	283,638
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,909)	(28,998)
Total Stockholders' Equity	345,026	297,206
Total Liabilities and Stockholders' Equity	$752,242	$493,380

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2023	2022	2021
Revenues	$699,308	$532,582	$470,559
Cost of goods sold	551,755	447,564	395,496
Gross profit	147,553	85,018	75,063

Selling, general and administrative expenses	78,813	70,831	67,217
Research and development expenses	6,220	6,963	6,670
Amortization of intangible assets	—	—	157
Operating income	62,520	7,224	1,019

Other income	—	(2,285)	—
Interest income, net	(6,430)	(334)	(73)
Income before income taxes	68,950	9,843	1,092
Income tax provision (benefit)	14,425	(3,894)	461
Net income	$54,525	$13,737	$631

Earnings per share:
Basic	$4.59	$1.16	$0.05
Diluted	$4.50	$1.15	$0.05

Weighted average shares:
Basic	11,879	11,797	11,705
Diluted	12,120	11,943	11,789
Dividends per share	$1.05	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2023	2022	2021
Net income	$54,525	$13,737	$631
Foreign currency translation adjustments	1,915	(8,689)	4,253
Gain (loss) on cash flow commodity hedge	325	(325)	—
Postretirement benefit adjustment, net of tax	(151)	372	(96)
Comprehensive income	$56,614	$5,095	$4,788

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2020	12,422	$124	$61,998	$294,016	(806)	$(24,999)	$(24,513)	$306,626
Net income	—	—	—	631	—	—	—	631
Foreign currency translation adjustments	—	—	—	—	—	—	4,253	4,253
Stock-based compensation	76	1	2,582	—	—	—	—	2,583
Shares withheld in lieu of employee tax withholding	—	—	(632)	—	—	—	—	(632)
Dividends	—	—	—	(12,142)	—	—	—	(12,142)
Postretirement benefit adjustment, net of tax of $26	—	—	—	—	—	—	(96)	(96)
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net income	—	—	—	13,737	—	—	—	13,737
Foreign currency translation adjustments	—	—	—	—	—	—	(8,689)	(8,689)
Stock-based compensation	90	1	4,089	—	—	—	—	4,090
Shares withheld in lieu of employee tax withholding	—	—	(675)	—	—	—	—	(675)
Dividends	—	—	77	(12,604)	—	—	—	(12,527)
Loss on cash flow commodity hedge	—	—	—	—	—	—	(325)	(325)
Postretirement benefit adjustment, net of tax of $99	—	—	—	—	—	—	372	372
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	54,525	—	—	—	54,525
Foreign currency translation adjustments	—	—	—	—	—	—	1,915	1,915
Stock-based compensation	80	1	4,598	—	—	—	—	4,599
Shares withheld in lieu of employee tax withholding	—	—	(652)	—	—	—	—	(652)
Dividends	—	—	141	(12,882)	—	—	—	(12,741)
Gain on cash flow commodity hedge	—	—	—	—	—	—	325	325
Postretirement benefit adjustment, net of tax of $40	—	—	—	—	—	—	(151)	(151)
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2023	2022	2021
Operating Activities:
Net income	$54,525	$13,737	$631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,606	9,358	10,335
Gain on sale of division	—	(2,006)	—
Stock-based compensation	4,599	4,090	2,583
Bad debt expense, net	(54)	162	48
Deferred income taxes	(7,847)	(4,861)	(995)
Changes in operating assets and liabilities:
Accounts receivable, net	(99,718)	(31,629)	(7,509)
Contract assets and liabilities, net	227,598	3,122	(39,951)
Inventories	(13,276)	(21,426)	(599)
Income taxes	4,812	688	(473)
Prepaid expenses and other current assets	(3,253)	(2,577)	412
Accounts payable	(6,167)	18,594	9,760
Accrued liabilities	11,729	8,908	(3,151)
Other, net	999	258	(1,552)
Net cash provided by (used in) operating activities	182,553	(3,582)	(30,461)
Investing Activities:
Purchases of short-term investments	(33,515)	(22,381)	(27,735)
Maturities of short-term investments	14,748	26,320	27,688
Proceeds from sale of division	—	4,348	—
Purchases of property, plant and equipment	(7,819)	(2,451)	(2,931)
Proceeds from sale of property, plant and equipment	12	629	40
Proceeds from life insurance policy	—	—	474
Net cash provided by (used in) investing activities	(26,574)	6,465	(2,464)
Financing Activities:
Payments on industrial development revenue bonds	—	(400)	(400)
Shares withheld in lieu of employee tax withholding	(652)	(675)	(632)
Dividends paid	(12,407)	(12,233)	(12,142)
Net cash used in financing activities	(13,059)	(13,308)	(13,174)
Net increase (decrease) in cash, cash equivalents and restricted cash	142,920	(10,425)	(46,099)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,001	(1,935)	197
Cash, cash equivalents and restricted cash at beginning of period	101,954	114,314	160,216
Cash, cash equivalents and restricted cash at end of period	$245,875	$101,954	$114,314

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
References to Fiscal 2023, Fiscal 2022 and Fiscal 2021 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2023, 2022 and 2021, respectively.

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
Short-term Investments – Short-term investments include time deposits with original maturities of three months or more.
Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2023	2022	2021
Cash paid (received) during the period for:
Interest received, net of interest expense	$(5,465)	$(334)	$(73)
Income taxes paid, net of refunds	17,232	533	1,886
Non-cash capital expenditures	183	1,133	226
Fair Value of Financial Instruments
Financial instruments include cash, cash equivalents, short-term investments, receivables, deferred compensation, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, their book values are representative of their fair values.
Accounts Receivable
Accounts receivable are stated net of allowances for credit losses. We maintain and continually assess the adequacy of the allowance for credit losses representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. As of September 30, 2023 and 2022, we had retention amounts of $7.4 million and $6.9 million, respectively. Of the retained amount at September 30, 2023, $7.2 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets and is expected to be collected in the fiscal year ending September 30, 2025.
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

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if recording an impairment of such asset is necessary. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. This requires us to make long-term forecasts of the future revenues and the costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our property, plant and equipment and periodically review these estimates to determine whether these lives are appropriate.
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
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term, fixed-price contracts that may last from one month to several years, depending on the contract. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. We believe that this method is the most accurate representation of our performance because it directly measures the value of the services transferred to the customer over time as we incur costs on our contracts. Contract costs include all direct materials, labor and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs.
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
Selling and administrative costs incurred in relation to obtaining a contract are typically expensed as incurred. We periodically utilize a third-party sales agent to obtain a contract and will pay a commission to that agent. We record the full commission liability to the third-party sales agents at the order date, with a corresponding deferred asset. As the project progresses, we record commission expense based on percentage of completion rates that correlate to the project and reduce the deferred asset. Once we have been paid by the customer, we pay the commission, and the liability is reduced.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $6.2 million, $7.0 million and $6.7 million in Fiscal 2023, 2022 and 2021, respectively.
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
Stock-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to stock-based compensation expense are recognized as income tax expense or benefit in the Consolidated Statements of Operations. Cash paid when directly withholding shares on an employee's behalf for tax withholding purposes is classified as a financing activity. We account for forfeitures as they occur, rather than estimate expected forfeitures.

C. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share include the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2023	2022	2021
Numerator:
Net income	$54,525	$13,737	$631
Denominator:
Weighted average basic shares	11,879	11,797	11,705
Dilutive effect of restricted stock units	241	146	84
Weighted average diluted shares	12,120	11,943	11,789

Earnings per share:
Basic	$4.59	$1.16	$0.05
Diluted	$4.50	$1.15	$0.05

D. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2023	2022
Raw materials, parts and sub-assemblies	$68,631	$54,220
Work-in-progress	1,379	1,202
Provision for excess and obsolete inventories	(6,145)	(5,007)
Total inventories	$63,865	$50,415
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2023	2022	Asset Lives
Land	$21,526	$21,299	—
Buildings and improvements	121,454	120,506	3 – 39 Years
Machinery and equipment	92,477	88,213	3 – 15 Years
Furniture and fixtures	3,726	3,581	3 – 10 Years
Construction in process	4,129	1,728	—
	$243,312	$235,327
Less: Accumulated depreciation	(145,687)	(136,699)
Total property, plant and equipment, net	$97,625	$98,628
There were no assets under finance lease as of September 30, 2023 or September 30, 2022. Depreciation expense was $8.6 million, $9.4 million and $10.2 million for fiscal years 2023, 2022, and 2021, respectively.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2023	2022
Balance at beginning of period	$2,345	$2,531
Increase to warranty expense	3,752	1,425
Deduction for warranty charges	(2,800)	(1,564)
Change due to foreign currency translation	8	(47)
Balance at end of period	$3,305	$2,345

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of revenues for each of the years ended September 30, 2023 and September 30, 2022.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of revenues for each of the years ended September 30, 2023 and September 30, 2022.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2023, we had backlog of $1.3 billion, of which approximately $648.0 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2023 and 2022, our operating results were positively impacted by $13.6 million and $11.3 million, respectively, as a result of changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Project cancellations on four projects increased gross profit for the year ended September 30, 2023 by $4.3 million. Gross unfavorable changes in contract estimates were immaterial for the years ended September 30, 2023 and 2022.
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
Contract assets and liabilities as of September 30, 2023 and September 30, 2022 are summarized below (in thousands):

	September 30,
	2023	2022
Contract assets	$60,621	$88,351
Contract liabilities	(279,796)	(79,857)
Net contract asset (liability)	$(219,175)	$8,494
Our net contract billing position improved to a net liability at September 30, 2023 from a net asset position at September 30, 2022 primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones along with our increase in project backlog are driving the increase in the net contract liability at September 30, 2023. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2023, we recognized revenue of approximately $70.5 million related to contract liabilities outstanding at September 30, 2022.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of September 30, 2023 and September 30, 2022, we had retention amounts of $7.4 million and $6.9 million, respectively. Of the retained amount at September 30, 2023, $7.2 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
United States	$557,934	$404,973	$351,422
Canada	84,090	81,218	68,655
Middle East and Africa	14,998	20,712	26,615
Asia/Pacific	6,188	4,885	8,889
Europe	26,699	17,699	13,027
Mexico, Central and South America	9,399	3,095	1,951
Total revenues by geographic destination	$699,308	$532,582	$470,559

	2023	2022	2021
Oil and gas (excludes petrochemical)	$273,117	$215,235	$187,660
Petrochemical	94,188	66,538	58,986
Electric utility	158,400	122,361	111,244
Traction power	28,112	44,930	59,106
Commercial and other industrial	103,966	56,448	27,065
All others	41,525	27,070	26,498
Total revenues by market sector	$699,308	$532,582	$470,559

F. Goodwill and Intangible Assets
Our intangible assets consist of goodwill of $1.0 million, which is not being amortized. In Fiscal 2021, our purchased technology was fully amortized, and we no longer have any intangible assets subject to amortization. No impairment expense has been recorded for the last three fiscal years. Amortization of intangible assets recorded for the year ended September 30, 2021 was $0.2 million.

G. Long-Term Debt
U.S. Revolver
On March 31, 2023, we entered into a second amendment (the Second Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Second Amendment increased the revolving credit facility, which is available for both borrowings and letters of credit, from $75.0 million to $125.0 million. As amended by the Second Amendment, the U.S. Revolver states that the lesser of $50 million or 50% of available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of September 30, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $89.1 million. There was $35.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2023.
As of September 30, 2023, we are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $50 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under the U.S. Revolver. As of September 30, 2023, we were in compliance with all of the financial covenants of the U.S. Revolver.

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

On October 4, 2023, we entered into a third amendment to the U.S. Revolver (the Third Amendment) with Bank of America, N.A. and Texas Capital Bank has agreed to join as an additional lender under the U.S. Revolver. The Third Amendment increased the amount of the revolving line of credit from $125.0 million to $150.0 million and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of $60.0 million or 60% of readily and available cash may be deducted from the amount of letters of credit outstanding (not to be less than zero) when calculating the consolidated funded indebtedness, which is a component of the consolidated net leverage ratio. We are now required to maintain a consolidated cash balance of $60.0 million at all times, which can be deducted from the letters of credit outstanding as stated above.
Industrial Development Revenue Bonds
We borrowed $8.0 million in October 2001 through a loan agreement funded with proceeds from tax-exempt industrial development revenue bonds (Bonds) for the completion of our Northlake, Illinois facility. The Bonds matured on October 1, 2021, and our final payment of $0.4 million was made upon maturity.

H. Commitments and Contingencies

Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $89.1 million as of September 30, 2023. We also had outstanding surety bonds totaling $393.4 million, with additional bonding capacity of $556.6 million available, at September 30, 2023. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $9.8 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2023, we had outstanding guarantees totaling $7.6 million, with additional capacity of $2.2 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2023, we were in compliance with all of the financial covenants of the Facility Agreement.
Litigation
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2023, certain contracts had a probable exposure to liquidated damages of $2.7 million, which could possibly increase to $3.9 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $0.7 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Current:
Federal	$18,129	$557	$911
State	4,036	403	472
Foreign	107	7	73
	22,272	967	1,456
Deferred:
Federal	(7,458)	(154)	(1,062)
State	(1,499)	(41)	(30)
Foreign	1,110	(4,666)	97
	(7,847)	(4,861)	(995)
Total income tax provision (benefit)	$14,425	$(3,894)	$461
Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
U.S.	$56,923	$3,175	$3,076
Foreign	12,027	6,668	(1,984)
Income before income taxes	$68,950	$9,843	$1,092
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision (benefit) in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2023	2022	2021
Statutory rate	21%	21%	21%
State income taxes, net of federal benefit	3	3	25
Research and development credit	(2)	(14)	(101)
Foreign rate differential	—	1	10
Foreign taxes	—	—	10
Valuation allowance	(3)	(62)	62
Deferred tax rate differential	—	(1)	(19)
Non-deductible expenses	1	9	30
Impact of U.S. global intangible taxes and benefits	1	3	—
Other	—	—	4
Effective rate	21%	(40)%	42%

Our income tax provision reflects an effective tax rate on pre-tax results of 21% in Fiscal 2023 compared to negative 40% and 42% in Fiscal 2022 and 2021, respectively. The income tax provision for Fiscal 2023 was favorably impacted by the reversal of a valuation allowance on the United Kingdom (U.K.) deferred tax assets that were previously fully reserved, in addition to the current year estimated Research and Development Tax Credit (R&D Tax Credit). These items were offset by state tax expense, the tax expense related to certain nondeductible expenses and an inclusion related to U.S. global intangible income.

The income tax benefit for Fiscal 2022 was largely a result of the reversal of a valuation allowance on the Canadian deferred tax assets that were previously fully reserved, in addition to the estimated R&D Tax Credit. These items were partially offset by the tax expense related to certain nondeductible expenses, the gain on the disposition of a small, non-core division of our Canadian operations and an inclusion related to U.S. global intangible income.

The income tax provision for Fiscal 2021 was favorably impacted by the estimated R&D Tax Credit as well as the utilization of net operating loss carryforwards in Canada that were fully reserved with a valuation allowance. In Fiscal 2021, the tax provision was negatively impacted by the losses recognized in other foreign jurisdictions, primarily in the U.K., that were reserved with a valuation allowance as well as the establishment of a valuation allowance against the deferred tax assets in Mexico.

We record and maintain valuation allowances against the deferred tax assets of various foreign jurisdictions until sufficient evidence is available to demonstrate that it is more likely than not that the net deferred tax assets will be recognized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the period ended September 30, 2023, management determined that there was sufficient positive evidence to conclude that the U.K. net deferred tax assets of $1.9 million were realizable. This determination was based on operating results over the past three years and anticipated future taxable income from our U.K. operations. The valuation allowance was released accordingly, and a $1.9 million tax benefit and corresponding increase in the deferred tax assets were recorded. Likewise, during the period ended June 30, 2022, management concluded that Canadian net deferred tax assets of $5.9 million were realizable based on current and anticipated market conditions, continued market diversification, operating results over the past three years and anticipated future taxable income from our Canadian operations. The release of the Canadian valuation allowance resulted in a $5.9 million tax benefit and a corresponding increase in the deferred tax assets. During our assessment of deferred income taxes in Fiscal 2021, we recorded a valuation allowance of $0.1 million against our Mexican net deferred tax assets. In assessing the realizability of net deferred tax assets, we determined it was more likely than not that the net deferred tax assets may not be realized based upon recent Mexican tax losses and anticipated results in the near term. Estimates may change as new events occur, estimates of future taxable income are reduced or increased, additional information becomes available, or operating environments change, which may result in a full or partial reversal of the valuation allowance.
We have not recorded deferred income taxes on $17.9 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. We do not consider any state in which we do business to be a major tax jurisdiction. The significant jurisdictions that remain open to examination are as follows: Canada 2016 – 2022, U.K. 2022 and the U.S. 2019 – 2022. As of September 30, 2023, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The net deferred income tax asset was comprised of the following (in thousands):

	September 30,
	2023	2022
Gross assets	$20,522	$17,941
Gross liabilities and valuation allowance	(3,458)	(8,780)
Net deferred income tax asset	$17,064	$9,161

The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2023	2022
Deferred Tax Assets:
Net operating loss	$7,432	$10,186
Depreciation and amortization	4,573	—
Deferred compensation	2,274	1,897
Stock-based compensation	1,555	1,083
Credit carryforwards	1,378	1,332
Uniform capitalization and inventory	1,253	1,506
Reserve for accrued employee benefits	988	872
Warranty accrual	752	559
Other(1)	317	506
Deferred tax assets	$20,522	$17,941
Deferred Tax Liabilities:
Depreciation and amortization	$—	$(3,764)
Retention and other	(1,491)	(1,229)
Deferred tax liabilities	$(1,491)	$(4,993)
Less: valuation allowance	(1,967)	(3,787)
Net deferred tax asset	$17,064	$9,161

(1) Certain prior year amounts have been reclassified for consistency with the current year presentation.

We have deferred tax assets related to international net operating loss carryforwards of $6.8 million that are not reserved with a valuation allowance available to offset future tax liabilities in the respective jurisdictions. The majority of these net operating loss carryforwards are related to our Canadian operations and expire beginning in 2033. The remaining unreserved net operating loss carryforwards related to other jurisdictions have an indefinite carryforward period. As of September 30, 2023, the majority of our tax credit carryforwards are fully reserved with a valuation allowance.

The net decrease in the total valuation allowance during the year was $1.8 million, which was largely a result of the reversal of the U.K. valuation allowance. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2023	2022	2021
Balance at beginning of period	$1,377	$1,409	$1,252
Increases related to tax positions taken during the current period	400	240	251
Increases related to tax positions taken during a prior period	112	92	75
Decreases related to expiration of statute of limitations	—	(327)	—
Decreases related to settlement with taxing authorities	—	(37)	(169)
Balance at end of period	$1,889	$1,377	$1,409
Included in the balance of unrecognized tax benefits at the end of Fiscal 2023, 2022, and 2021 are $1.6 million, $1.1 million, and $1.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2023 was not material.

Management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.6 million due to the expiration of certain federal statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of fiscal years ended September 30, 2019 – 2023.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401k plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $3.4 million, $3.0 million and $2.9 million in Fiscal 2023, 2022 and 2021, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of highly compensated individuals (as defined). The plan permits the deferral of up to 50% of a participant’s base salary and/or 100% of a participant’s annual incentive. The deferrals are held in a separate irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in the Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative expenses line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.8 million related to this plan in Fiscal 2023 and $0.3 million in Fiscal 2022. At September 30, 2023, total assets held in the Rabbi Trust were $9.1 million and recorded in other assets and the liability was $9.1 million and recorded in deferred compensation in our Consolidated Balance Sheets. The $9.1 million of assets held in the Rabbi Trust is invested in company-owned life insurance policies.
Retiree Medical Plan
We have an unfunded plan that extends health benefits to retirees that are also available to active employees under our existing health plans. The current plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. Effective January 1, 2023, eligibility for postretirement medical benefits changed to age 60 with 10 years of continuous service. Employees who are under age 50 as of January 1, 2023 or who are hired after January 1, 2023 are no longer eligible for postretirement medical benefits. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.5 million as of September 30, 2023 and $0.4 million as of September 30, 2022. Our net periodic postretirement costs were immaterial for all periods presented in the Consolidated Statements of Operations. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

K. Stock-Based Compensation
We have the following stock-based compensation plans:
Restricted Stock Units
In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Equity Incentive Plan (the 2014 Plan), which replaced our 2006 Equity Compensation Plan (2006 Plan). Persons eligible to receive awards under the 2014 Plan include our officers and employees. The 2014 Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and performance-based awards, as well as certain other awards. On February 15, 2023, at the 2023 Annual Meeting of Stockholders, our stockholders approved an amendment to the 2014 Plan that extended the term of the 2014 Plan by five years and increased the number of shares of common stock that may be issued under the plan by 600,000 shares for a total of 1,350,000 shares.

In accordance with the 2014 Plan, the Compensation Committee has authorized grants of RSUs to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. Fifty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining fifty percent of the grant is earned based on the three-year earnings and safety performance of the Company following the grant date. At September 30, 2023, there were 292,497 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2022	239,862	$26.11
Granted	147,100	21.26
Vested	(79,004)	29.24
Forfeited/cancelled	(15,461)	37.91
Outstanding at September 30, 2023	292,497	$22.90
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
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and stock appreciation rights) is 4,000 shares. The Compensation Committee has determined that each non-employee director will receive 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vests immediately, while the remaining fifty percent vests on the anniversary of the grant date. Compensation expense is recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent is recognized over the remaining vesting period.
Under this 2014 Director Plan, in February 2023, 16,800 shares of restricted stock were issued to our non-employee directors at a price of $43.22 per share. In February 2022, we issued 16,800 shares of restricted stock to our non-employee directors at a price of $23.09 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 190,600 shares as of September 30, 2023. At September 30, 2023 and 2022, there were 8,400 shares and 7,200 shares, respectively, of unvested restricted stock outstanding.
Compensation Expense
Total compensation expense related to restricted stock grants under all plans was $0.6 million, $0.4 million and $0.5 million for the years ended September 30, 2023, 2022 and 2021, respectively. Total compensation expense related to RSUs under all plans was $4.0 million, $3.7 million and $2.0 million for the years ended September 30, 2023, 2022 and 2021, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2023 and 2022, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $1.4 million and $1.2 million, respectively. As of September 30, 2023, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately six months and 1.5 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2023
Assets:
Cash and cash equivalents	$245,875	$—	$—	$245,875
Short-term investments	33,134	—	—	33,134
Other assets	—	9,117	—	9,117
Liabilities:
Deferred compensation	—	9,145	—	9,145
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
Other Assets and Deferred Compensation – We hold investments in the Rabbi Trust for our deferred compensation plan. The assets are primarily related to company-owned life insurance policies and are included in other assets in the accompanying Consolidated Balance Sheets. Because the mutual funds and company-owned life insurance policies are combined in the plan, they are therefore categorized as Level 2 in the fair value measurement hierarchy. The deferred compensation liability represents the investment options that the plan participants have designated to serve as the basis for measurement of the notional value of their accounts. Because the deferred compensation liability is intended to offset the plan assets, it is also categorized as Level 2 in the fair value measurement hierarchy.
There were no transfers between levels within the fair value measurement hierarchy during the year ended September 30, 2023.

M. Leases

Our leases consist primarily of office space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The decrease of our lease portfolio relates to the wind down of our Canadian facility leases. The following table provides a summary of lease cost components for the years ended September 30, 2023, 2022 and 2021 respectively (in thousands):

Lease Cost	2023	2022	2021
Operating lease cost	$1,457	$2,146	$2,435
Less: sublease income	(515)	(685)	(706)
Variable lease cost(1)	369	457	443
Short-term lease cost(2)	1,864	1,643	1,281
Total lease cost	$3,175	$3,561	$3,453

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively (in thousands):

	September 30,
Operating Leases	2023	2022
Assets:
Operating lease assets, net	$1,436	$2,179
Liabilities:
Current operating lease liabilities	773	1,777
Long-term operating lease liabilities	663	545
Total lease liabilities	$1,436	$2,322

The following table provides the maturities of our operating lease liabilities as of September 30, 2023 (in thousands):

Operating Leases
2024	$802
2025	359
2026	169
2027	142
2028	18
Thereafter	—
Total future minimum lease payments	$1,490
Less: present value discount (imputed interest)	(54)
Present value of lease liabilities	$1,436

The weighted average discount rate as of September 30, 2023 and 2022 was 3.32% and 3.73%, respectively. The weighted average remaining lease term was 2.67 years and 1.51 years, respectively, at September 30, 2023 and 2022.

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
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2023	2022	2021
United States	$557,934	$404,973	$351,422
Canada	84,090	81,218	68,655
Middle East and Africa	14,998	20,712	26,615
Asia/Pacific	6,188	4,885	8,889
Europe	26,699	17,699	13,027
Mexico, Central and South America	9,399	3,095	1,951
Total revenues	$699,308	$532,582	$470,559

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2023	2022
Long-lived assets:
United States	$58,514	$58,531
Canada	35,214	36,381
United Kingdom	3,897	3,716
Total	$97,625	$98,628

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2023 and 2022 (in thousands, except per share data):

	2023 Quarters
	First(1)	Second(2)	Third(3)	Fourth(4)	2023
Revenues	$126,858	$171,444	$192,365	$208,641	$699,308
Gross profit	19,464	33,437	42,670	51,982	147,553
Net income (loss)	1,162	8,473	18,454	26,436	54,525
Earnings (loss) per share:
Basic	$0.10	$0.71	$1.55	$2.22	$4.59
Diluted	$0.10	$0.70	$1.52	$2.17	$4.50

(1) The results for the first quarter of Fiscal 2023 demonstrated normal seasonality and were negatively impacted by holidays and work schedules compared to other quarterly periods.
(2) The results for the second quarter of Fiscal 2023 were positively impacted by a project cancellation of $1.6 million.
(3) The results for the third quarter of Fiscal 2023 were positively impacted by a project cancellation of $1.7 million.
(4) The results for the fourth quarter of Fiscal 2023 were positively impacted by project cancellations of $1.0 million and the reversal of a $1.9 million valuation allowance against the U.K. net deferred tax assets.

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

P. Divestiture

On June 30, 2022, we sold a non-core, industrial valve repair and servicing business within our Canadian operations and received proceeds of $4.3 million. We recorded a $2.0 million pre-tax gain on this transaction, which has been presented in other income on our Consolidated Statement of Operations for the year ended September 30, 2023.

Q.  Subsequent Event
Quarterly Dividend Declared
On October 31, 2023, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2625 per share. The dividend is payable on December 13, 2023 to shareholders of record at the close of business on November 15, 2023.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have each concluded that, as of September 30, 2023, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a–15(f) under the Exchange Act. Our system of internal control was designed using a top-down risk-based approach to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions or deterioration in the degree of compliance with the policies or procedures.
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2023, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their report on the effectiveness of our internal control over financial reporting as of September 30, 2023, which appears in their report on the financial statements included herein.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2023.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2023.

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

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

*10.1	—	Description of Supplemental Executive Benefit Plan (filed as Exhibit 10 to our Form 10-K for the fiscal year ended October 31, 1984, and incorporated herein by reference).

*10.2	—	Powell Industries, Inc. Directors’ Fees Program (filed as Exhibit 10.7 to our Form 10-K for the fiscal year ended October 31, 1992, and incorporated herein by reference).

*10.3	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

10.4	—
Banking facilities between HSBC Bank plc and Switchgear & Instrumentation Limited and Switchgear & Instrumentation Properties Limited dated September 12, 2005 (filed as Exhibit 10.16 to our Form 10-K for the fiscal year ended October 31, 2005, and incorporated herein by reference).

10.5	—	Lease Agreement between the Company and C&L Partnership, Ltd. dated April 19, 2006 (filed as Exhibit 10.2 to our Form 8-K filed August 9, 2006, and incorporated herein by reference).

*10.6	—
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

**10.9	—
Amended and Restated Powell Supply Agreement dated as of December 30, 2013, between the Company and General Electric Company (filed as Exhibit 10.2 to our Form 10-Q filed February 5, 2014 and incorporated herein by reference).

*10.10	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.11	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

Number		Description of Exhibits
*10.12	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.13	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.14	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.15	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.16	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.17	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

10.18	—	Renewed banking facilities between HSBC Bank plc and Powell (UK) Limited dated October 20, 2014 (filed as Exhibit 10.48 to our Form 10-K filed December 3, 2014, and incorporated herein by reference).

10.19	—
Amending Agreement to Amended and Restated Credit Agreement, effective as of March 31, 2015, between Powell Canada Inc., Powell Industries, Inc., Nextron Limited, PCG Northern Services Inc. and HSBC Bank Canada (filed as Exhibit 10.1 to our Form 10-Q filed May 6, 2015 and incorporated herein by reference).

*10.20	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

*10.21	—	Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.22	—
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

10.25	—
LIBOR Transition Amendment, dated November 10, 2022, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 10-Q filed February 1, 2023 and incorporated herein by reference).

10.26	—	Second Amendment to Credit Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to our Form 8-K filed April 6, 2023 and incorporated herein by reference).

*10.27	—	First Amendment to Powell Industries, Inc. 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.2 to our Form S-8 filed February 9, 2023 and incorporated herein by reference).

*10.28	—	First Amendment to Powell Industries, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed February 16, 2023 and incorporated herein by reference).

***10.29	—	Third Amendment to Credit Agreement, dated October 4, 2023.

***21.1	—	Subsidiaries of Powell Industries, Inc.

***23.1	—	Consent of PricewaterhouseCoopers LLP.

Number		Description of Exhibits
***31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

***31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

****32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

****32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***97		Executive Recoupment Policy effective September 20, 2023

***101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

***104	—	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Management contracts and compensatory plans or arrangements.
**	Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such omitted portions have been filed separately with the Commission.
***	Filed herewith.
****	Furnished herewith.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial Officer (Principal Financial Officer)
Michael W. Metcalf

/s/Milburn Honeycutt	Vice President Chief Accounting Officer Corporate Controller (Principal Accounting Officer)
Milburn Honeycutt

/s/Alaina K. Brooks	Director
Alaina K. Brooks

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Katheryn B. Curtis	Director
Katheryn B. Curtis

/s/ James W. McGill	Director
James W. McGill

/s/ John G. Stacey	Director
John G. Stacey

/s/ John D. White	Director
John D. White

/s/ Richard E. Williams	Director
Richard E. Williams
Date: December 6, 2023