Form 10-Q
period 2023-12-31
POWELL INDUSTRIES INC
filed 2024-01-31
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At January 29, 2024, there were 11,967,718 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$321,400	$245,875
Short-term investments	33,943	33,134
Accounts receivable, less allowance for credit losses of $244 and $273	169,477	206,591
Contract assets	67,594	60,621
Inventories	69,682	63,865
Income taxes receivable	64	100
Prepaid expenses	5,252	5,419
Other current assets	7,413	6,380
Total Current Assets	674,825	621,985
Property, plant and equipment, net	98,318	97,625
Operating lease assets, net	1,218	1,436
Goodwill and intangible assets, net	1,503	1,003
Deferred income taxes	17,229	17,064
Other assets	14,856	13,129
Total Assets	$807,949	$752,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,173	$56,666
Contract liabilities	328,888	279,796
Accrued compensation and benefits	11,637	29,947
Accrued product warranty	3,680	3,305
Current operating lease liabilities	645	773
Income taxes payable	11,985	6,517
Other current liabilities	20,843	18,682
Total Current Liabilities	427,851	395,686
Deferred compensation	10,965	9,145
Long-term operating lease liabilities	573	663
Other long-term liabilities	2,240	1,722
Total Liabilities	441,629	407,216
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,765,936 and 12,668,001 shares issued, respectively; 11,959,918 and 11,861,983 shares outstanding, respectively	127	127
Additional paid-in capital	68,854	71,526
Retained earnings	346,162	325,281
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(23,824)	(26,909)
Total Stockholders' Equity	366,320	345,026
Total Liabilities and Stockholders' Equity	$807,949	$752,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2023	2022
Revenues	$194,017	$126,858
Cost of goods sold	145,823	107,394
Gross profit	48,194	19,464

Selling, general and administrative expenses	20,347	16,873
Research and development expenses	1,967	1,501
Operating income	25,880	1,090

Interest income, net	(3,998)	(523)
Income before income taxes	29,878	1,613
Income tax provision	5,793	451
Net income	$24,085	$1,162

Earnings per share:
Basic	$2.02	$0.10
Diluted	$1.98	$0.10

Weighted average shares:
Basic	11,941	11,859
Diluted	12,174	12,077
Dividends per share	$0.2625	$0.2600

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Net income	$24,085	$1,162
Foreign currency translation adjustments	3,085	2,178
Gain on cash flow commodity hedge	—	218
Comprehensive income	$27,170	$3,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	24,085	—	—	—	24,085
Foreign currency translation adjustments	—	—	—	—	—	—	3,085	3,085
Stock-based compensation	98	—	1,657	—	—	—	—	1,657
Shares withheld in lieu of employee tax withholding	—	—	(4,752)	—	—	—	—	(4,752)
Dividends	—	—	423	(3,204)	—	—	—	(2,781)
Balance, December 31, 2023	12,766	$127	$68,854	$346,162	(806)	$(24,999)	$(23,824)	$366,320

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	1,162	—	—	—	1,162
Foreign currency translation adjustments	—	—	—	—	—	—	2,178	2,178
Stock-based compensation	53	—	1,307	—	—	—	—	1,307
Shares withheld in lieu of employee tax withholding	—	—	(423)	—	—	—	—	(423)
Dividends	—	—	131	(3,307)	—	—	—	(3,176)
Gain on cash flow commodity hedge	—	—	—	—	—	—	218	218
Balance, December 31, 2022	12,641	$126	$68,454	$281,493	(806)	$(24,999)	$(26,602)	$298,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Operating Activities:
Net income	$24,085	$1,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,641	2,136
Stock-based compensation	1,657	1,307
Mark-to-market loss on derivative contracts	41	—
Bad debt expense (recovery), net	(29)	6
Deferred income taxes	(165)	(895)
Changes in operating assets and liabilities:
Accounts receivable, net	38,095	(44,547)
Contract assets and liabilities, net	41,711	78,298
Inventories	(5,604)	(4,406)
Income taxes	5,508	1,048
Prepaid expenses and other current assets	(826)	368
Accounts payable	(6,992)	(24,149)
Accrued liabilities	(16,387)	(12,741)
Other, net	1,163	1,864
Net cash provided by (used in) operating activities	83,898	(549)
Investing Activities:
Maturities of short-term investments	—	3,690
Purchases of property, plant and equipment	(1,235)	(2,726)
Purchase of intangible assets	(250)	—
Proceeds from sale of property, plant and equipment	—	11
Net cash provided by (used in) investing activities	(1,485)	975
Financing Activities:
Shares withheld in lieu of employee tax withholding	(4,752)	(423)
Dividends paid	(3,124)	(3,074)
Net cash used in financing activities	(7,876)	(3,497)
Net increase (decrease) in cash and cash equivalents	74,537	(3,071)
Effect of exchange rate changes on cash and cash equivalents	988	749
Cash and cash equivalents at beginning of period	245,875	101,954
Cash and cash equivalents at end of period	$321,400	$99,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A. Overview and Summary of Significant Accounting Policies
Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) is incorporated in the state of Delaware. Powell's predecessor companies were founded 77 years ago by William E. Powell in 1947. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International, B.V.
We develop, design, manufacture and service custom-engineered equipment and systems which (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additionally, we manufacture products for the electric utility, light rail traction power, mining and metals, pulp and paper, data centers and other municipal, commercial and industrial markets.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Powell and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. We believe that these financial statements contain all adjustments necessary so that they are not misleading.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission (SEC) on December 6, 2023.
References to Fiscal 2024 and Fiscal 2023 used throughout this report shall mean the current fiscal year ending September 30, 2024 and the prior fiscal year ended September 30, 2023, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, allowance for credit losses, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets (when applicable), liquidated damages and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience, forecasts and various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the basis for recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.

Accounting Standards Updates Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that public entities disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) on an annual and interim basis. It also requires that public entities disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and resource allocation. Additionally, it requires that all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impacts of the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. It requires greater disaggregation of information in the tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis. Retrospective application and early adoption are permitted. We are currently evaluating the impacts of the new standard.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2023	2022
Numerator:
Net income	$24,085	$1,162
Denominator:
Weighted average basic shares	11,941	11,859
Dilutive effect of restricted stock and restricted stock units	233	218
Weighted average diluted shares	12,174	12,077
Earnings per share:
Basic	$2.02	$0.10
Diluted	$1.98	$0.10

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2023	September 30, 2023
Raw materials, parts and sub-assemblies	$74,181	$68,631
Work-in-progress	2,056	1,379
Provision for excess and obsolete inventories	(6,555)	(6,145)
Total inventories	$69,682	$63,865

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	December 31, 2023	September 30, 2023
Land	$21,729	$21,526
Buildings and improvements	122,706	121,454
Machinery and equipment	93,636	92,477
Furniture and fixtures	3,792	3,726
Construction in process	4,434	4,129
	$246,297	$243,312
Less: Accumulated depreciation	(147,979)	(145,687)
Total property, plant and equipment, net	$98,318	$97,625

There were no assets under finance lease as of December 31, 2023 or September 30, 2023.

Intangible Asset
In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2023	2022
Balance at beginning of period	$3,305	$2,345
Increase to warranty expense	1,127	479
Deduction for warranty charges	(774)	(454)
Change due to foreign currency translation	22	10
Balance at end of period	$3,680	$2,380

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% of revenues for the three months ended December 31, 2023 and 93% of revenues for the three months ended December 31, 2022.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% of revenues for the three months ended December 31, 2023 and 7% of revenues for the three months ended December 31, 2022.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2023, we had backlog of $1.3 billion, of which approximately $713 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the three months ended December 31, 2023 and 2022, our operating results were positively impacted by $5.4 million and $3.6 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the three months ended December 31, 2023 and 2022.

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
Contract assets and liabilities as of December 31, 2023 and September 30, 2023 are summarized below (in thousands):

	December 31, 2023	September 30, 2023
Contract assets	$67,594	$60,621
Contract liabilities	(328,888)	(279,796)
Net contract liability	$(261,294)	$(219,175)
Our net contract billing position remained a net liability at both December 31, 2023 and September 30, 2023, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones are driving the increase in the net contract liability at December 31, 2023. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2023, we recognized revenue of $103.5 million that was related to contract liabilities outstanding at September 30, 2023.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of December 31, 2023 and September 30, 2023, we had retention amounts of $7.3 million and $7.4 million, respectively. Of the retained amount at December 31, 2023, $7.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31,
	2023	2022
United States	$159,860	$100,112
Canada	20,350	18,496
Europe	6,532	4,134
Middle East and Africa	3,275	2,425
Mexico, Central and South America	2,657	915
Asia/Pacific	1,343	776
Total revenues by geographic destination	$194,017	$126,858

	Three months ended December 31,
	2023	2022
Oil and gas (excludes petrochemical)	$83,636	$43,510
Petrochemical	28,367	22,490
Electric utility	40,703	28,407
Commercial and other industrial	24,672	17,050
Traction power	4,345	7,072
All others	12,294	8,329
Total revenues by market sector	$194,017	$126,858

E. Long-Term Debt

U.S. Revolver
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of December 31, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $87.1 million. There was $62.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2023.
As of December 31, 2023, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $87.1 million as of December 31, 2023. We also had surety bonds totaling $483.6 million that were outstanding, with additional bonding capacity of $716.4 million available, at December 31, 2023. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.

We have a $19.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2023, we had outstanding guarantees totaling $6.8 million, with an additional capacity of $12.3 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2023, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of December 31, 2023, certain contracts had a probable exposure to liquidated damages claims of $3.6 million, which could possibly increase to $4.2 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $1.5 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At December 31, 2023, there were 230,420 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2023 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2023	292,497	$22.90
Granted	41,485	84.63
Vested	(103,562)	23.65
Forfeited/canceled	—	—
Outstanding at December 31, 2023	230,420	$33.68

During the three months ended December 31, 2023 and 2022, we recorded compensation expense of $1.6 million and $1.3 million, respectively, related to the RSUs.

Restricted Stock
In December 2023, the Company's Compensation and Human Capital Committee revised the non-employee directors' annual restricted stock compensation from a fixed-shares arrangement to a fixed-value arrangement, retrospectively effective on October 1, 2023. Prior to October 1, 2023, each non-employee director received 2,400 restricted shares of the Company’s common stock annually. Fifty-percent of the restricted stock granted to each of our non-employee directors vested immediately, while the remaining fifty-percent vested on the anniversary of the grant date. Compensation expense was recognized immediately for the first fifty-percent of the restricted stock granted, while compensation expense for the remaining fifty-percent was recognized over the remaining vesting period. Subsequent to October 1, 2023, each non-employee director will receive restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is then calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares will vest on the earlier of the grant anniversary date or the date of the next annual meeting of shareholders, whichever occurs first. During the three months ended December 31, 2023 and 2022, we recorded compensation expense of less than $0.1 million for both periods, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Assets:
Cash and cash equivalents	$321,400	$—	$—	$321,400
Short-term investments	33,943	—	—	33,943
Rabbi trust assets	—	9,901	—	9,901
Liabilities:
Deferred compensation	—	10,965	—	10,965

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value Measurements at September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2023
Assets:
Cash and cash equivalents	$245,875	$—	$—	$245,875
Short-term investments	33,134	—	—	33,134
Rabbi trust assets	—	9,117	—	9,117
Liabilities:
Deferred compensation	—	9,145	—	9,145

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
Rabbi trust assets and deferred compensation – We hold investments in an irrevocable rabbi trust for our deferred compensation plan. The assets are primarily related to company-owned life insurance policies and are included in other assets in the accompanying Condensed Consolidated Balance Sheets. Because the mutual funds and company-owned life insurance policies are combined in the plan, they are categorized as Level 2 in the fair value measurement hierarchy. The deferred compensation liability represents the investment options that the plan participants have designated to serve as the basis for measurement of the notional value of their accounts. Because the deferred compensation liability is intended to offset the plan assets, it is also categorized as Level 2 in the fair value measurement hierarchy.
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2023.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three months ended December 31, 2023 and 2022, respectively (in thousands):

	Three months ended December 31,
Lease Cost	2023	2022
Operating lease cost	$256	$378
Less: sublease income	—	(162)
Variable lease cost(1)	30	108
Short-term lease cost(2)	400	387
Total lease cost	$686	$711

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023, respectively (in thousands):

Operating Leases	December 31, 2023	September 30, 2023
Assets:
Operating lease assets, net	$1,218	$1,436
Liabilities:
Current operating lease liabilities	645	773
Long-term operating lease liabilities	573	663
Total lease liabilities	$1,218	$1,436

The following table provides the maturities of our operating lease liabilities as of December 31, 2023 (in thousands):

Operating Leases
Remainder of 2024	$550
2025	370
2026	180
2027	147
2028	19
Thereafter	—
Total future minimum lease payments	$1,266
Less: present value discount (imputed interest)	(48)
Present value of lease liabilities	$1,218

The weighted average discount rate as of December 31, 2023 was 3.4%. The weighted average remaining lease term was 2.61 years at December 31, 2023.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2023	2022
Income before income taxes	$29,878	$1,613

Income tax provision	5,793	451

Net income	$24,085	$1,162

Effective tax rate	19%	28%

Our income tax provision reflects an effective tax rate on pre-tax income of 19% for the three months ended December 31, 2023 compared to 28% for the three months ended December 31, 2022. The effective tax rate for the first quarter of Fiscal 2024 was favorably impacted by a discrete item related to the vesting of restricted stock units and the estimated Research and Development Tax Credit (R&D Tax Credit). These items were partially offset by an inclusion related to U.S. global intangible income and the tax expense related to certain nondeductible expenses. The effective tax rate for the first quarter of Fiscal 2023 was also favorably impacted by the estimated R&D Tax Credit but was partially offset by an unfavorable discrete item related to the vesting of restricted stock units.

K. Subsequent Events
Quarterly Dividend Declared
On January 30, 2024, our Board of Directors approved an increase to the quarterly cash dividend on our common stock to $0.2650 per share, equating to an annualized dividend of $1.06 per share from the current amount of $1.05 per share. The dividend is payable on March 13, 2024 to shareholders of record at the close of business on February 14, 2024.

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
•Catastrophic events, including natural disasters, health epidemics, acts of war and terrorism, among others, could disrupt our business.
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
General Risk Factors
•A failure in our business systems or cybersecurity attacks on any of our facilities, or those of third parties, could adversely affect our business, results of operations and reputation.
•Changes in and compliance with ESG initiatives could adversely impact our business.
•Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•Changes in tax laws and regulations may change our effective tax rate and could have a material effect on our financial results.
•The departure of key personnel could disrupt our business.
We believe the items we have outlined above are important factors that could cause estimates included in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf to differ materially from actual results. We have discussed these factors in more detail in our Annual Report on Form 10-K for the year ended September 30, 2023. These factors are not necessarily all of the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the Securities and Exchange Commission (SEC) on December 6, 2023 and is available on the SEC’s website at www.sec.gov.
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
Within the industrial sector, specifically oil, gas and petrochemical, the demand for our electrical distribution solutions is very cyclical and closely correlated to the level of capital expenditures of our end-user customers as well as prevailing global economic conditions. The North American market is responding to increased international demand for LNG and gas-to-chemical processes utilizing low-cost gas feedstocks. As a result, we have been awarded a number of large LNG and petrochemical contracts in Fiscal 2023 that positively impact our backlog in Fiscal 2024.
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in a strong backlog across the utility and commercial and other industrial sectors in Fiscal 2023, and the trend continues in the first quarter of Fiscal 2024. As of December 31, 2023, our backlog remained at $1.3 billion.
Even though commodity prices remained stable in Fiscal 2023 and throughout the first quarter of Fiscal 2024, we continue to experience supply chain delays for specific engineered components and continue to work with our suppliers to meet our customer commitments. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution.
Results of Operations
Quarter Ended December 31, 2023 Compared to the Quarter Ended December 31, 2022 (Unaudited)
Revenue and Gross Profit
Revenues increased by 53%, or $67.2 million, to $194.0 million in the first quarter of Fiscal 2024, primarily driven by the increase in project backlog resulting from large contracts awarded throughout Fiscal 2023. Domestic revenues increased by 60%, or $59.7 million, to $159.9 million in the first quarter of Fiscal 2024. International revenues increased by 28%, or $7.4 million, to $34.1 million in the first quarter of Fiscal 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the first quarter of Fiscal 2024, revenue from our core oil and gas markets (excluding petrochemical) increased by 92%, or $40.1 million, to $83.6 million; petrochemical revenue increased by 26%, or $5.9 million, to $28.4 million; revenue from our utility markets increased by 43%, or $12.3 million, to $40.7 million; commercial and other industrial market revenue increased by 45%, or $7.6 million, to $24.7 million; and revenue from all other markets combined increased by 48%, or $4.0 million, to

$12.3 million. These increases in revenue were driven by improved market conditions and increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to diversify our business into utility and other industrial markets. Revenue from our traction market decreased by 39%, or $2.7 million, to $4.3 million in the first quarter of Fiscal 2024 due to less project volume in this market.
Gross profit increased by 148%, or $28.7 million, to $48.2 million for the first quarter of Fiscal 2024. Gross profit as a percentage of revenues increased to 25% in the first quarter of Fiscal 2024, compared to 15% in the first quarter of Fiscal 2023. This increase in gross profit reflects the higher volume levels across our manufacturing facilities driving favorable volume leverage, efficient project execution, as well as our continuing effort to improve key factory efficiencies and to effectively manage product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 21%, or $3.5 million, to $20.3 million in the first quarter of Fiscal 2024, due to increased variable incentive compensation expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 10% during the first quarter of Fiscal 2024 compared to 13% during the first quarter of Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $5.8 million in the first quarter of Fiscal 2024, compared to an income tax provision of $0.5 million in the first quarter of Fiscal 2023. The effective tax rate for the first quarter of Fiscal 2024 was 19%, compared to an effective tax rate of 28% for the first quarter of Fiscal 2023. For each of the three months ended December 31, 2023 and December 31, 2022, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit). We recognized an additional benefit in the first quarter of Fiscal 2024 related to a discrete item for the vesting of restricted stock units. Conversely, in the first quarter of Fiscal 2023, we recognized an unfavorable discrete item related to the vesting of restricted stock units.
Net Income
In the first quarter of Fiscal 2024, we recorded net income of $24.1 million, or $1.98 per diluted share, compared to net income of $1.2 million, or $0.10 per diluted share, in the first quarter of Fiscal 2023. This increase in net income was primarily due to the strength and quality of our backlog at the end of Fiscal 2023, which has led to an increase in revenue coupled with improved project margins.
Backlog
The order backlog at December 31, 2023 was $1.3 billion, consistent with our September 30, 2023 backlog, and an increase of 91% from $679.8 million at December 31, 2022. Bookings, net of cancellations and scope reductions, decreased by 7% in the first quarter of Fiscal 2024 to $197.5 million, compared to $211.8 million in the first quarter of Fiscal 2023.
Outlook
We continue to experience a cyclical recovery across our core oil, gas and petrochemical markets, combined with increased global demand for cleaner-burning fuels as well as related processes utilizing lower cost gas feedstocks. Our order activity in most of our core markets remains active and diversification efforts outside of our core oil, gas and petrochemical end markets continue to be a positive catalyst. Our backlog remained at $1.3 billion as of December 31, 2023, of which approximately $713 million of the backlog is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the sectors that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
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

Liquidity and Capital Resources
As of December 31, 2023, current assets exceeded current liabilities by 1.6 times.
Cash, cash equivalents and short-term investments increased to $355.3 million at December 31, 2023, compared to $279.0 million at September 30, 2023. This increase in cash, cash equivalents and short-term investments was primarily driven by the increased project volume and favorable timing of contract billing milestones on many of our large projects. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones are the primary drivers for the increase in cash at December 31, 2023. We believe that our strong working capital position, available borrowings under our credit facility and available cash, cash equivalents and short-term investments should be sufficient to support our future operating activities, working capital requirements, capital improvements, as well as research and development initiatives for the foreseeable future.
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of December 31, 2023, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $87.1 million. There was $62.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2023. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $64.2 million of our cash, cash equivalents and short-term investments at December 31, 2023 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $83.9 million during the three months ended December 31, 2023 and used net cash of $0.5 million during the same period in Fiscal 2023. Cash flow from operations is primarily influenced by the timing of milestone payments from our customers, project volume and the associated working capital requirements, as well as payment terms with our suppliers. This increase in operating cash flow was primarily due to the increase in project volume, improved project margins, and the favorable timing of contract billing milestones, as well as timely collection of accounts receivable.
Investing Activities
Investing activities used $1.5 million during the three months ended December 31, 2023 and provided $1.0 million during the same period in Fiscal 2023. The increase in cash used in investing activities in the first quarter of Fiscal 2024 was primarily due to the timing of short-term investment maturities. In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.

Financing Activities
Net cash used in financing activities was $7.9 million during the three months ended December 31, 2023 and $3.5 million during the same period in Fiscal 2023. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the current fiscal quarter compared to the same period of Fiscal 2023.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will be consistent with those estimates.
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on December 6, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in market conditions, commodity prices, foreign currency transactions and interest rates.
Market Risk
We are exposed to general market risk and its potential impact on accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. Our customers are typically in the oil and gas and petrochemical markets, which include onshore and offshore production, LNG facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power, mining and metals, pulp and paper, data centers and other municipal, commercial and industrial markets. Occasionally, our customers may include an engineering, procurement and construction (EPC) firm which may increase our market risk exposure based on the business climate of the EPC firm. We maintain ongoing discussions with customers regarding contract status with respect to payment status, change orders and billing terms in an effort to monitor collections of amounts billed.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our gross margin. We enter into derivative contracts to hedge a portion of our exposure to commodity price risk. These contracts were immaterial to our earnings and cash flows for both the three months ended December 31, 2023 and 2022. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. We continue to experience price volatility with some of our key raw materials and components. Fixed-price contracts may limit our ability to pass cost increases to our customers, thus negatively impacting our earnings. Fluctuations in commodity prices may have a material impact on our future earnings and cash flows.

Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. For the three months ended December 31, 2023, our realized foreign exchange loss was $0.2 million and is included in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $23.8 million as of December 31, 2023, a decrease of $3.1 million compared to September 30, 2023. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.

We do not typically hedge our exposure to potential foreign currency translation adjustments.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. If we were to make such borrowings, a hypothetical 100 basis point increase in variable interest rates may result in a material impact on our financial statements. Because we did not have any outstanding borrowings under our U.S. Revolver as of both December 31, 2023 and 2022, we have not experienced any significant interest rate risk for each of the periods presented in our Condensed Consolidated Statements of Operations.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on December 6, 2023.

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

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

10.1	—	Third Amendment to Credit Agreement, dated October 4, 2023 (filed as Exhibit 10.29 to our Form 10-K filed on December 6, 2023, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: January 31, 2024	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2024	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)