Form 10-Q
period 2024-03-31
POWELL INDUSTRIES INC
filed 2024-05-01
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At April 29, 2024, there were 11,987,838 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$323,256	$245,875
Short-term investments	42,083	33,134
Accounts receivable, less allowance for credit losses of $331 and $273, respectively	183,980	206,591
Contract assets	75,010	60,621
Inventories	82,075	63,865
Income taxes receivable	95	100
Prepaid expenses	3,362	5,419
Other current assets	6,784	6,380
Total Current Assets	716,645	621,985
Property, plant and equipment, net	96,655	97,625
Operating lease assets, net	1,089	1,436
Goodwill and intangible assets, net	1,503	1,003
Deferred income taxes	17,105	17,064
Other assets	16,621	13,129
Total Assets	$849,618	$752,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$79,767	$56,666
Contract liabilities	315,699	279,796
Accrued compensation and benefits	19,624	29,947
Accrued product warranty	4,568	3,305
Current operating lease liabilities	573	773
Income taxes payable	4,954	6,517
Other current liabilities	16,641	18,682
Total Current Liabilities	441,826	395,686
Deferred compensation	11,195	9,145
Long-term operating lease liabilities	516	663
Other long-term liabilities	2,296	1,722
Total Liabilities	455,833	407,216
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; 12,793,856 and 12,668,001 shares issued, respectively; 11,987,838 and 11,861,983 shares outstanding, respectively	128	127
Additional paid-in capital	68,348	71,526
Retained earnings	376,401	325,281
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(26,093)	(26,909)
Total Stockholders' Equity	393,785	345,026
Total Liabilities and Stockholders' Equity	$849,618	$752,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Revenues	$255,108	$171,444	$449,125	$298,302
Cost of goods sold	192,388	138,007	338,211	245,401
Gross profit	62,720	33,437	110,914	52,901

Selling, general and administrative expenses	20,947	21,820	41,294	38,693
Research and development expenses	2,284	1,543	4,251	3,044
Operating income	39,489	10,074	65,369	11,164

Interest income, net	(4,428)	(899)	(8,426)	(1,423)
Income before income taxes	43,917	10,973	73,795	12,587
Income tax provision	10,429	2,500	16,222	2,951
Net income	$33,488	$8,473	$57,573	$9,636

Earnings per share:
Basic	$2.79	$0.71	$4.81	$0.81
Diluted	$2.75	$0.70	$4.73	$0.80

Weighted average shares:
Basic	11,992	11,878	11,966	11,869
Diluted	12,191	12,149	12,167	12,109
Dividends per share	$0.2650	$0.2625	$0.5275	$0.5225

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net income	$33,488	$8,473	$57,573	$9,636
Foreign currency translation adjustments	(2,269)	427	816	2,605
Gain on cash flow commodity hedge	—	111	—	329
Comprehensive income	$31,219	$9,011	$58,389	$12,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	24,085	—	—	—	24,085
Foreign currency translation adjustments	—	—	—	—	—	—	3,085	3,085
Stock-based compensation	98	—	1,657	—	—	—	—	1,657
Shares withheld in lieu of employee tax withholding	—	—	(4,752)	—	—	—	—	(4,752)
Dividends	—	—	423	(3,204)	—	—	—	(2,781)
Balance, December 31, 2023	12,766	$127	$68,854	$346,162	(806)	$(24,999)	$(23,824)	$366,320
Net income	—	—	—	33,488	—	—	—	33,488
Foreign currency translation adjustments	—	—	—	—	—	—	(2,269)	(2,269)
Stock-based compensation	28	1	1,205	—	—	—	—	1,206
Shares withheld in lieu of employee tax withholding	—	—	(1,724)	—	—	—	—	(1,724)
Dividends	—	—	13	(3,249)	—	—	—	(3,236)
Balance, March 31, 2024	12,794	$128	$68,348	$376,401	(806)	$(24,999)	$(26,093)	$393,785

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	1,162	—	—	—	1,162
Foreign currency translation adjustments	—	—	—	—	—	—	2,178	2,178
Stock-based compensation	53	—	1,307	—	—	—	—	1,307
Shares withheld in lieu of employee tax withholding	—	—	(423)	—	—	—	—	(423)
Dividends	—	—	131	(3,307)	—	—	—	(3,176)
Gain on cash flow commodity hedge	—	—	—	—	—	—	218	218
Balance, December 31, 2022	12,641	$126	$68,454	$281,493	(806)	$(24,999)	$(26,602)	$298,472
Net income	—	—	—	8,473	—	—	—	8,473
Foreign currency translation adjustments	—	—	—	—	—	—	427	427
Stock-based compensation	26	—	1,650	—	—	—	—	1,650
Shares withheld in lieu of employee tax withholding	—	—	(159)	—	—	—	—	(159)
Dividends	—	—	10	(3,189)	—	—	—	(3,179)
Gain on cash flow commodity hedge	—	—	—	—	—	—	111	111
Balance, March 31, 2023	12,667	$126	$69,955	$286,777	(806)	$(24,999)	$(26,064)	$305,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Operating Activities:
Net income	$57,573	$9,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,365	4,312
Stock-based compensation	2,863	2,956
Unrealized mark-to-market gain on derivative contracts	(30)	—
Bad debt expense, net	100	101
Deferred income taxes	(41)	(1,783)
Changes in operating assets and liabilities:
Accounts receivable, net	22,812	(63,300)
Contract assets and liabilities, net	21,338	123,082
Inventories	(18,137)	(8,060)
Income taxes	(1,555)	862
Prepaid expenses and other current assets	1,671	1,026
Accounts payable	22,879	(11,919)
Accrued liabilities	(11,453)	(3,331)
Other, net	(494)	1,932
Net cash provided by operating activities	100,891	55,514
Investing Activities:
Purchases of short-term investments	(12,551)	(3,695)
Maturities of short-term investments	3,691	7,385
Purchases of property, plant and equipment	(2,138)	(3,356)
Purchase of intangible assets	(250)	—
Proceeds from sale of property, plant and equipment	—	12
Net cash provided by (used in) investing activities	(11,248)	346
Financing Activities:
Shares withheld in lieu of employee tax withholding	(6,476)	(582)
Dividends paid	(6,299)	(6,180)
Net cash used in financing activities	(12,775)	(6,762)
Net increase in cash and cash equivalents	76,868	49,098
Effect of exchange rate changes on cash and cash equivalents	513	987
Cash and cash equivalents at beginning of period	245,875	101,954
Cash and cash equivalents at end of period	$323,256	$152,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A. Overview and Summary of Significant Accounting Policies
Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) is a Delaware corporation founded by William E. Powell in 1947. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International, B.V.
We develop, design, manufacture and service custom-engineered equipment and systems that (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, data centers, renewable energy, mining and metals, light rail traction power, pulp and paper, and other municipal, commercial and industrial markets.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Powell and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounting Standards Updates and Disclosure Rules Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that public entities disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) on an annual and interim basis. It also requires that public entities disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and resource allocation. Additionally, it requires that all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impacts of the new standard.

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

In March 2024, the SEC adopted final rules designed to enhance and standardize disclosures related to the risks and impacts of climate-related matters. The final rules require registrants to disclose certain climate-related information in registration statements and annual reports. Such information relates to climate-related risks and risk management processes for, and governance and oversight activities of such risks. The final rules also include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. In addition, larger registrants will be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. These disclosure requirements will be effective for the Company's fiscal year beginning October 1, 2025. In April 2024, the SEC voluntarily stayed the final rules as a result of pending legal challenges. We are currently evaluating the impacts of the final rules on our consolidated financial statements and related disclosures.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$33,488	$8,473	$57,573	$9,636
Denominator:
Weighted average basic shares	11,992	11,878	11,966	11,869
Dilutive effect of restricted stock and restricted stock units	199	271	201	240
Weighted average diluted shares	12,191	12,149	12,167	12,109
Earnings per share:
Basic	$2.79	$0.71	$4.81	$0.81
Diluted	$2.75	$0.70	$4.73	$0.80

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2024	September 30, 2023
Raw materials, parts and sub-assemblies	$87,564	$68,631
Work-in-progress	1,204	1,379
Provision for excess and obsolete inventories	(6,693)	(6,145)
Total inventories	$82,075	$63,865

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	March 31, 2024	September 30, 2023
Land	$21,606	$21,526
Buildings and improvements	124,070	121,454
Machinery and equipment	94,683	92,477
Furniture and fixtures	3,803	3,726
Construction in process	1,403	4,129
	$245,565	$243,312
Less: Accumulated depreciation	(148,910)	(145,687)
Total property, plant and equipment, net	$96,655	$97,625

There were no assets under finance lease as of March 31, 2024 or September 30, 2023.

Intangible Asset
In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash at the acquisition date.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Balance at beginning of period	$3,680	$2,380	$3,305	$2,345
Increase to warranty expense	1,867	1,211	2,994	1,690
Deduction for warranty charges	(968)	(882)	(1,742)	(1,335)
Change due to foreign currency translation	(11)	2	11	11
Balance at end of period	$4,568	$2,711	$4,568	$2,711

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% of revenues for the three months ended March 31, 2024, 94% of revenues for the six months ended March 31, 2024, and 93% of revenues for the three and six months ended March 31, 2023.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% of revenues for the three months ended March 31, 2024, 6% of revenues for the six months ended March 31, 2024, and 7% of revenues for the three and six months ended March 31, 2023.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of March 31, 2024, we had backlog of $1.3 billion, of which approximately $733 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2024 and 2023, our operating results were positively impacted by $7.8 million and $7.4 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the six months ended March 31, 2024 and 2023.
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

Contract assets and liabilities as of March 31, 2024 and September 30, 2023 are summarized below (in thousands):

	March 31, 2024	September 30, 2023
Contract assets	$75,010	$60,621
Contract liabilities	(315,699)	(279,796)
Net contract liability	$(240,689)	$(219,175)
Our net contract billing position remained a net liability at both March 31, 2024 and September 30, 2023, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. These favorable billing milestones are driving the increase in the net contract liability at March 31, 2024. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2024, we recognized revenue of $185.4 million that was related to contract liabilities outstanding at September 30, 2023.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of both March 31, 2024 and September 30, 2023, we had retention amounts of $7.4 million. Of the retained amount at March 31, 2024, $7.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.3 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
United States	$216,933	$134,161	$376,793	$234,273
Canada	24,160	21,995	44,510	40,491
Europe	8,265	7,953	14,797	12,087
Middle East and Africa	2,803	4,004	6,078	6,429
Mexico, Central and South America	2,159	1,543	4,816	2,458
Asia/Pacific	788	1,788	2,131	2,564
Total revenues by geographic destination	$255,108	$171,444	$449,125	$298,302

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Oil and gas (excludes petrochemical)	$103,820	$62,597	$187,456	$106,107
Petrochemical	50,070	25,887	78,437	48,377
Electric utility	47,502	42,668	88,205	71,075
Commercial and other industrial	34,894	22,270	59,566	39,320
Light rail traction power	4,517	7,317	8,862	14,389
All others	14,305	10,705	26,599	19,034
Total revenues by market sector	$255,108	$171,444	$449,125	$298,302

E. Long-Term Debt

U.S. Revolver
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. As of March 31, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $87.8 million. There was $62.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2024.
As of March 31, 2024, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $87.8 million as of March 31, 2024. We also had surety bonds totaling $481.9 million that were outstanding, with additional bonding capacity of $718.1 million available, at March 31, 2024. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have an $18.9 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2024, we had outstanding guarantees totaling $7.4 million, with an additional capacity of $11.5 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2024, we were in compliance with all of the financial covenants of the Facility Agreement.
Litigation
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and for which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of March 31, 2024, certain contracts had a probable exposure to liquidated damages claims of $1.7 million, which could possibly increase to $2.1 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $1.0 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At March 31, 2024, there were 193,346 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2024 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2023	292,497	$22.90
Granted	42,110	85.86
Vested	(141,261)	26.02
Forfeited/canceled	—	—
Outstanding at March 31, 2024	193,346	$34.34

During the six months ended March 31, 2024 and 2023, we recorded compensation expense of $2.7 million and $2.5 million, respectively, related to the RSUs.
Restricted Stock
In December 2023, the Company's Compensation and Human Capital Committee revised the non-employee directors' annual restricted stock compensation from a fixed-shares arrangement to a fixed-value arrangement, retrospectively effective on October 1, 2023. Prior to October 1, 2023, each non-employee director received 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vested immediately, while the remaining fifty percent vested on the anniversary of the grant date. Compensation expense was recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent was recognized over the remaining vesting period. Subsequent to October 1, 2023, each non-employee director shall receive restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2024, 4,620 shares of restricted stock were issued to our non-employee directors at a price of $153.81 per share. During the six months ended March 31, 2024 and 2023, we recorded compensation expense of $0.2 million and $0.5 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2024
Assets:
Cash and cash equivalents	$323,256	$—	$—	$323,256
Short-term investments	42,083	—	—	42,083
Rabbi trust assets	—	11,549	—	11,549
Liabilities:
Deferred compensation	—	11,195	—	11,195
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2024.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and six months ended March 31, 2024 and 2023, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$249	$378	$505	$755
Less: sublease income	—	(163)	—	(324)
Variable lease cost(1)	23	88	53	195
Short-term lease cost(2)	644	430	1,044	817
Total lease cost	$916	$733	$1,602	$1,443

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023, respectively (in thousands):

Operating Leases	March 31, 2024	September 30, 2023
Assets:
Operating lease assets, net	$1,089	$1,436
Liabilities:
Current operating lease liabilities	573	773
Long-term operating lease liabilities	516	663
Total lease liabilities	$1,089	$1,436

The following table provides the maturities of our operating lease liabilities as of March 31, 2024 (in thousands):

Operating Leases
Remainder of 2024	$275
2025	443
2026	222
2027	182
2028	21
Thereafter	—
Total future minimum lease payments	$1,143
Less: present value discount (imputed interest)	(54)
Present value of lease liabilities	$1,089

The weighted average discount rate as of March 31, 2024 was 3.81%. The weighted average remaining lease term was 2.57 years at March 31, 2024.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Income before income taxes	$43,917	$10,973	$73,795	$12,587

Income tax provision	10,429	2,500	16,222	2,951

Net income	$33,488	$8,473	$57,573	$9,636

Effective tax rate	24%	23%	22%	23%

Our income tax provision reflects an effective tax rate on pre-tax income of 24% and 22% for the three and six months ended March 31, 2024, respectively, compared to 23% for both the three and six months ended March 31, 2023. The effective tax rate for the three and six months ended March 31, 2024 was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit) as well as discrete items related to the vesting of RSUs and the release of a reserve for unrecognized tax benefits upon expiration of the statute of limitations. These items were offset by an inclusion related to U.S. global intangible income and the tax expense related to certain nondeductible expenses. The effective tax rate for the three and six months ended March 31, 2023 was favorably impacted by the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in the U.K. that had been fully reserved with a valuation allowance. The favorable impacts were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

K. Subsequent Events
Quarterly Dividend Declared
On April 30, 2024, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2650 per share. The dividend is payable on June 12, 2024 to stockholders of record at the close of business on May 15, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates concerning the timing and success of specific projects, our future backlog, revenues, income, acquisitions, liquidity, capital spending, results of operations and financial condition, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise; and we caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, but are not limited to, the factors detailed below, elsewhere herein and in our other SEC filings.
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
Refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the SEC on December 6, 2023. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report.
Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on December 6, 2023 and is available on the SEC’s website at www.sec.gov.
Overview
We develop, design, manufacture and service custom-engineered equipment and systems that (1) distribute, control and monitor the flow of electrical energy and (2) provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets, which include onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, data centers, renewable energy, mining and metals, light rail traction power, pulp and paper, and other municipal, commercial and industrial markets. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Diversification efforts outside of our core oil, gas and petrochemical end markets have resulted in a solid backlog across the electric utility and commercial and other industrial sectors in Fiscal 2023 and continuing throughout the first half of Fiscal 2024. As of March 31, 2024, our backlog remained at $1.3 billion.
Even though commodity prices remained stable throughout the first half of Fiscal 2024, we continue to experience supply chain delays for specific engineered components and are working with our suppliers to meet our customer commitments. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution.
Results of Operations
Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023 (Unaudited)
Revenue and Gross Profit
Revenues increased by 49%, or $83.7 million, to $255.1 million in the second quarter of Fiscal 2024, primarily driven by the increase in project backlog resulting from large contracts awarded in Fiscal 2023 and solid bookings throughout the first half of Fiscal 2024. Domestic revenues increased by 62%, or $82.8 million, to $216.9 million in the second quarter of Fiscal 2024. International revenues increased by 2%, or $0.9 million, to $38.2 million in the second quarter of Fiscal 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the second quarter of Fiscal 2024, revenue from our core oil and gas market (excluding petrochemical) increased by 66%, or $41.2 million, to $103.8 million; petrochemical market revenue increased by 93%, or $24.2 million, to $50.1 million; revenue from our electric utility market increased by 11%, or $4.8 million, to $47.5 million; commercial and other industrial market revenue increased by 57%, or $12.6 million, to $34.9 million; and revenue from all other markets combined increased by 34%, or $3.6 million, to $14.3 million. These increases in revenue were driven by improved market conditions and increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to diversify our business into electric utility and commercial and other industrial markets. Revenue from our light rail traction power market decreased by 38%, or $2.8 million, to $4.5 million in the second quarter of Fiscal 2024 due to less project volume in this market.
Gross profit increased by 88%, or $29.3 million, to $62.7 million for the second quarter of Fiscal 2024. Gross profit as a percentage of revenues increased to 25% in the second quarter of Fiscal 2024, compared to 20% in the second quarter of Fiscal 2023. This increase in gross profit reflects the higher volume levels across our manufacturing facilities driving favorable volume leverage, efficient project execution, as well as our continuing effort to improve key factory efficiencies and to effectively manage product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by 4%, or $0.9 million, to $20.9 million in the second quarter of Fiscal 2024, primarily due to a lower level of variable incentive compensation expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 8% during the second quarter of Fiscal 2024 compared to 13% during the second quarter of Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $10.4 million in the second quarter of Fiscal 2024, compared to an income tax provision of $2.5 million in the second quarter of Fiscal 2023. The effective tax rate for the second quarter of Fiscal 2024 was 24%, compared to an effective tax rate of 23% for the second quarter of Fiscal 2023. For each of the three months ended March 31, 2024 and 2023, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit). Additionally, we recognized benefits related to discrete items for the vesting of restricted stock units (RSUs) and the release of a reserve for unrecognized tax benefits in the second quarter of Fiscal 2024 and a benefit related to the projected utilization of net operating loss carryforwards in the United Kingdom (the U.K.) that had been fully reserved with a valuation allowance in the second quarter of Fiscal 2023. For each of the three months ended March 31, 2024 and 2023, these benefits were offset by an income inclusion related to U.S. global intangible income and certain nondeductible expenses.
Net Income
In the second quarter of Fiscal 2024, we recorded net income of $33.5 million, or $2.75 per diluted share, compared to net income of $8.5 million, or $0.70 per diluted share, in the second quarter of Fiscal 2023. This increase in net income was primarily due to the strength and quality of our backlog at the end of Fiscal 2023, as well as solid bookings throughout the first half of Fiscal 2024, which has led to an increase in revenue coupled with improved project margins.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at March 31, 2024 was $1.3 billion, consistent with our December 31, 2023 backlog, and an increase of 25% from $1.0 billion at March 31, 2023. Bookings, net of cancellations and scope reductions, decreased by 54% in the second quarter of Fiscal 2024 to $235.4 million, compared to $508.2 million in the second quarter of Fiscal 2023. Despite solid bookings in the second quarter of Fiscal 2024, the decrease was due to a normalization of the oil and gas sector and fewer large orders awarded during Fiscal 2024.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023 (Unaudited)
Revenue and Gross Profit
Revenues increased by 51%, or $150.8 million, to $449.1 million in the six months ended March 31, 2024, primarily driven by the increase in project backlog resulting from large contracts awarded throughout Fiscal 2023 and solid bookings throughout the first half of Fiscal 2024. Domestic revenues increased by 61%, or $142.5 million, to $376.8 million in the six months ended March 31, 2024. International revenues increased by 13%, or $8.3 million, to $72.3 million in the six months ended March 31, 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.

In the six months ended March 31, 2024, revenue from our core oil and gas market (excluding petrochemical) increased by 77%, or $81.3 million, to $187.5 million; petrochemical market revenue increased by 62%, or $30.1 million, to $78.4 million; revenue from our electric utility market increased by 24%, or $17.1 million, to $88.2 million; commercial and other industrial market revenue increased by 51%, or $20.2 million, to $59.6 million; and revenue from all other markets combined increased by 40%, or $7.6 million, to $26.6 million. These increases in revenue were driven by improved market conditions and increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to diversify our business into electric utility and commercial and other industrial markets. Revenue from our light rail traction power market decreased by 38%, or $5.5 million, to $8.9 million in the first half of Fiscal 2024 due to less project volume in this market.
Gross profit increased by 110%, or $58.0 million, to $110.9 million for the first half of Fiscal 2024. Gross profit as a percentage of revenues increased to 25% in the first half of Fiscal 2024, compared to 18% in the first half of Fiscal 2023. This increase in gross profit reflects the higher volume levels across our manufacturing facilities driving favorable volume, leverage, efficient project execution, as well as our continuing effort to improve key factory efficiencies and to effectively manage product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 7%, or $2.6 million, to $41.3 million in the six months ended March 31, 2024, primarily due to increased compensation expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 9% during the first half of Fiscal 2024 compared to 13% during the first half of Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $16.2 million in the six months ended March 31, 2024, compared to an income tax provision of $3.0 million in the six months ended March 31, 2023. The effective tax rate for the six months ended March 31, 2024 was 22%, compared to an effective tax rate of 23% for the six months ended March 31, 2023. For each of the six months ended March 31, 2024 and 2023, the effective tax rate was favorably impacted by the estimated R&D Tax Credit. Additionally, we recognized benefits related to discrete items for the vesting of RSUs and the release of a reserve for unrecognized tax benefits in the six months ended March 31, 2024 and a benefit related to the projected utilization of net operating loss carryforwards in the U.K. that had been fully reserved with a valuation allowance in the six months ended March 31, 2023. In both periods, these benefits were offset by an income inclusion related to U.S. global intangible income and certain nondeductible expenses.
Net Income
In the six months ended March 31, 2024, we recorded net income of $57.6 million, or $4.73 per diluted share, compared to net income of $9.6 million, or $0.80 per diluted share, in the six months ended March 31, 2023. This increase in net income was primarily due to the strength and quality of our backlog at the end of Fiscal 2023, as well as solid bookings throughout the first half of Fiscal 2024, which has led to an increase in revenue coupled with improved project margins.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at March 31, 2024 was $1.3 billion, consistent with our backlog at September 30, 2023. Bookings, net of cancellations and scope reductions, decreased by 40% during the six months ended March 31, 2024 to $433.0 million, compared to $720.0 million during the six months ended March 31, 2023. Despite solid bookings in the first half of Fiscal 2024, the decrease was due to a normalization of the oil and gas sector and fewer large orders awarded in Fiscal 2024.

Outlook
Our order activity in most of our core markets remains active and diversification efforts outside of our core oil, gas and petrochemical markets continue to be a positive catalyst. We believe the fundamentals of the US natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes. We continue to monitor the Biden administration's pause of LNG export permitting by the Department of Energy, which may impact the timing of future project activity. We have achieved strong bookings in electric utility and commercial markets through the first half of Fiscal 2024 in the US, Canada and the U.K., largely driven by the markets where our operations are based. Our backlog remained at $1.3 billion as of March 31, 2024, of which approximately $733 million is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the sectors that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Our operating results are impacted by several factors such as the timing of new order awards, project backlog, changes in project cost estimates, customer approval of final engineering specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders and the resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruptions in the global supply chain have negatively impacted and may continue to negatively impact our business and operating results due to the limited supply of, delays for and uncertainty in the timing of the receipt of key component parts and commodities. We continue to remain focused on the variables that impact our markets as well as cost management, labor availability and supply chain challenges.
We have planned capital spending of approximately $11.0 million on a facility expansion project at our products factory in Houston. We expect to complete the expansion project by mid-Fiscal 2025.

Liquidity and Capital Resources
As of March 31, 2024, current assets exceeded current liabilities by 1.6 times.
Cash, cash equivalents and short-term investments increased to $365.3 million at March 31, 2024, compared to $279.0 million at September 30, 2023. This increase in cash, cash equivalents and short-term investments was primarily driven by the increased project volume and favorable timing of contract billing milestones on many of our large projects. We typically allocate a significant percentage of the progress billing to the early stages of the contract. Our improved earnings, as well as favorable billing milestones largely contributed to the increase in our cash, cash equivalents and short-term investments at March 31, 2024. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under the U.S. Revolver, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond.
On October 4, 2023, we entered into the Third Amendment to the U.S. Revolver. The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
As of March 31, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $87.8 million. There was $62.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2024. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $70.6 million of our cash, cash equivalents and short-term investments at March 31, 2024 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

Operating Activities
Operating activities provided net cash of $100.9 million during the six months ended March 31, 2024 and provided net cash of $55.5 million during the same period in Fiscal 2023. Cash flow from operations is primarily influenced by project volume and margins, as well as the associated working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. This increase in operating cash flow was primarily due to higher net income resulting from increased project volume and improved project margins.
Investing Activities
Investing activities used $11.2 million during the six months ended March 31, 2024 and provided $0.3 million during the same period in Fiscal 2023. The increase in cash used in investing activities was primarily due to net purchases of short-term investments of $8.9 million in the first half of Fiscal 2024 compared to net maturities of short-term investments of $3.7 million in the same period of Fiscal 2023. In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
Financing Activities
Net cash used in financing activities was $12.8 million during the six months ended March 31, 2024 and $6.8 million during the same period in Fiscal 2023. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the first half of Fiscal 2024 compared to the same period of Fiscal 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended March 31, 2024, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the second quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and for which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
On February 23, 2024, Michael W. Metcalf, Executive Vice President and Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 10,100 shares of the Company’s common stock, subject to certain conditions, from June 7, 2024 through February 14, 2025.
On February 26, 2024, Brett A. Cope, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 11,000 shares of the Company’s common stock, subject to certain conditions, from June 14, 2024 through December 19, 2024.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 1, 2024	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)