Form 10-Q
period 2024-06-30
POWELL INDUSTRIES INC
filed 2024-07-31
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At July 29, 2024, there were 11,987,838 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$332,012	$245,875
Short-term investments	42,033	33,134
Accounts receivable, less allowance for credit losses of $1,005 and $273, respectively	173,246	206,591
Contract assets	90,955	60,621
Inventories	85,139	63,865
Income taxes receivable	131	100
Prepaid expenses	5,474	5,419
Other current assets	6,704	6,380
Total Current Assets	735,694	621,985
Property, plant and equipment, net	96,468	97,625
Operating lease assets, net	909	1,436
Goodwill and intangible assets, net	1,503	1,003
Deferred income taxes	17,212	17,064
Other assets	17,197	13,129
Total Assets	$868,983	$752,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$79,693	$56,666
Contract liabilities	282,924	279,796
Accrued compensation and benefits	26,565	29,947
Accrued product warranty	5,226	3,305
Current operating lease liabilities	482	773
Income taxes payable	7,581	6,517
Other current liabilities	15,964	18,682
Total Current Liabilities	418,435	395,686
Deferred compensation	11,436	9,145
Long-term operating lease liabilities	427	663
Other long-term liabilities	1,946	1,722
Total Liabilities	432,244	407,216
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,793,856 and 12,668,001, respectively Shares outstanding: 11,987,838 and 11,861,983, respectively	128	127
Additional paid-in capital	69,305	71,526
Retained earnings	419,384	325,281
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(27,079)	(26,909)
Total Stockholders' Equity	436,739	345,026
Total Liabilities and Stockholders' Equity	$868,983	$752,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenues	$288,168	$192,365	$737,293	$490,667
Cost of goods sold	206,428	149,695	544,639	395,096
Gross profit	81,740	42,670	192,654	95,571

Selling, general and administrative expenses	22,022	19,691	63,316	58,384
Research and development expenses	2,430	1,427	6,681	4,471
Operating income	57,288	21,552	122,657	32,716

Interest income, net	(4,508)	(2,093)	(12,934)	(3,516)
Income before income taxes	61,796	23,645	135,591	36,232
Income tax provision	15,573	5,191	31,795	8,142
Net income	$46,223	$18,454	$103,796	$28,090

Earnings per share:
Basic	$3.85	$1.55	$8.67	$2.37
Diluted	$3.79	$1.52	$8.52	$2.32

Weighted average shares:
Basic	11,998	11,889	11,977	11,876
Diluted	12,205	12,140	12,180	12,106
Dividends per share	$0.2650	$0.2625	$0.7925	$0.7850

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net income	$46,223	$18,454	$103,796	$28,090
Foreign currency translation adjustments	(986)	2,089	(170)	4,694
Gain (loss) on cash flow commodity hedge	—	(35)	—	293
Comprehensive income	$45,237	$20,508	$103,626	$33,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	24,085	—	—	—	24,085
Foreign currency translation adjustments	—	—	—	—	—	—	3,085	3,085
Stock-based compensation	98	—	1,657	—	—	—	—	1,657
Shares withheld in lieu of employee tax withholding	—	—	(4,752)	—	—	—	—	(4,752)
Dividends	—	—	423	(3,204)	—	—	—	(2,781)
Balance, December 31, 2023	12,766	$127	$68,854	$346,162	(806)	$(24,999)	$(23,824)	$366,320
Net income	—	—	—	33,488	—	—	—	33,488
Foreign currency translation adjustments	—	—	—	—	—	—	(2,269)	(2,269)
Stock-based compensation	28	1	1,205	—	—	—	—	1,206
Shares withheld in lieu of employee tax withholding	—	—	(1,724)	—	—	—	—	(1,724)
Dividends	—	—	13	(3,249)	—	—	—	(3,236)
Balance, March 31, 2024	12,794	$128	$68,348	$376,401	(806)	$(24,999)	$(26,093)	$393,785
Net income	—	—	—	46,223	—	—	—	46,223
Foreign currency translation adjustments	—	—	—	—	—	—	(986)	(986)
Stock-based compensation	—	—	957	—	—	—	—	957
Shares withheld in lieu of employee tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Dividends	—	—	—	(3,240)	—	—	—	(3,240)
Balance, June 30, 2024	12,794	$128	$69,305	$419,384	(806)	$(24,999)	$(27,079)	$436,739

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2024	2023
Operating Activities:
Net income	$103,796	$28,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,074	6,500
Stock-based compensation	3,820	3,914
Unrealized mark-to-market gain on derivative contracts	(113)	—
Bad debt expense, net	294	36
Deferred income taxes	(148)	(2,551)
Changes in operating assets and liabilities:
Accounts receivable, net	33,099	(96,986)
Contract assets and liabilities, net	(27,304)	178,161
Inventories	(21,254)	(15,304)
Income taxes	1,037	(11)
Prepaid expenses and other current assets	(374)	(1,981)
Accounts payable	22,415	(249)
Accrued liabilities	(4,337)	3,528
Other, net	(1,353)	2,167
Net cash provided by operating activities	114,652	105,314
Investing Activities:
Purchases of short-term investments	(27,537)	(18,789)
Maturities of short-term investments	18,312	7,385
Purchases of property, plant and equipment	(3,527)	(4,006)
Purchase of intangible assets	(250)	—
Proceeds from sale of property, plant and equipment	26	12
Net cash used in investing activities	(12,976)	(15,398)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(6,476)	(582)
Dividends paid	(9,475)	(9,292)
Net cash used in financing activities	(15,951)	(9,874)
Net increase in cash and cash equivalents	85,725	80,042
Effect of exchange rate changes on cash and cash equivalents	412	1,359
Cash and cash equivalents at beginning of period	245,875	101,954
Cash and cash equivalents at end of period	$332,012	$183,355

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
We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets that include onshore and offshore production, hydrogen, carbon capture, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power, and commercial and other industrial markets that include end markets such as data centers, mining and metals, and pulp and paper.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$46,223	$18,454	$103,796	$28,090
Denominator:
Weighted average basic shares	11,998	11,889	11,977	11,876
Dilutive effect of restricted stock and restricted stock units	207	251	203	230
Weighted average diluted shares	12,205	12,140	12,180	12,106
Earnings per share:
Basic	$3.85	$1.55	$8.67	$2.37
Diluted	$3.79	$1.52	$8.52	$2.32

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2024	September 30, 2023
Raw materials, parts and sub-assemblies	$90,839	$68,631
Work-in-progress	1,362	1,379
Provision for excess and obsolete inventories	(7,062)	(6,145)
Total inventories	$85,139	$63,865

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	June 30, 2024	September 30, 2023
Land	$21,563	$21,526
Buildings and improvements	123,687	121,454
Machinery and equipment	95,064	92,477
Furniture and fixtures	3,795	3,726
Construction in process	2,427	4,129
	$246,536	$243,312
Less: Accumulated depreciation	(150,068)	(145,687)
Total property, plant and equipment, net	$96,468	$97,625

There were no assets under finance lease as of June 30, 2024 or September 30, 2023.

Intangible Asset
In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash at the acquisition date.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,568	$2,711	$3,305	$2,345
Increase to warranty expense	2,077	1,241	5,071	2,931
Deduction for warranty charges	(1,412)	(760)	(3,154)	(2,095)
Change due to foreign currency translation	(7)	10	4	21
Balance at end of period	$5,226	$3,202	$5,226	$3,202

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 96% and 95% of revenues for the three and nine months ended June 30, 2024, respectively, and approximately 94% and 93% of revenues for the three and nine months ended June 30, 2023, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 4% and 5% of revenues for the three and nine months ended June 30, 2024, respectively, and approximately 6% and 7% of revenues for the three and nine months ended June 30, 2023, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of June 30, 2024, we had backlog of $1.3 billion, of which approximately $841 million is expected to be recognized as revenue within the next twelve months.

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
For the nine months ended June 30, 2024 and 2023, our operating results were positively impacted by $14.2 million and $13.2 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Project cancellations on two projects increased gross profit for the nine months ended June 30, 2023 by $3.4 million. Gross unfavorable changes in contract estimates were immaterial for both the nine months ended June 30, 2024 and 2023.
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
Contract liabilities typically represent advance payments from contractual billing milestones and billings in excess of revenue recognized. It is unusual to have advanced milestone payments with a term greater than one year, which could represent a financing component of the contract.
Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period and are generally classified as current.

Contract assets and liabilities as of June 30, 2024 and September 30, 2023 are summarized below (in thousands):

	June 30, 2024	September 30, 2023
Contract assets	$90,955	$60,621
Contract liabilities	(282,924)	(279,796)
Net contract liability	$(191,969)	$(219,175)
Our net contract billing position remained a net liability at both June 30, 2024 and September 30, 2023, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2024, we recognized revenue of $228.9 million that was related to contract liabilities outstanding at September 30, 2023.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of June 30, 2024 and September 30, 2023, we had retention amounts of $6.6 million and $7.4 million, respectively. Of the retained amount at June 30, 2024, $5.9 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.7 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
United States	$243,744	$153,258	$620,537	$387,531
Canada	29,695	21,765	74,205	62,255
Europe	9,464	8,038	24,261	20,125
Middle East and Africa	2,322	3,966	8,400	10,396
Mexico, Central and South America	1,962	3,000	6,778	5,457
Asia/Pacific	981	2,338	3,112	4,903
Total revenues by geographic destination	$288,168	$192,365	$737,293	$490,667

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Oil and gas (excludes petrochemical)	$114,336	$73,452	$301,792	$179,560
Petrochemical	56,784	21,995	135,221	70,372
Electric utility	57,009	43,824	145,214	114,899
Commercial and other industrial	42,044	35,527	101,610	74,846
Light rail traction power	5,322	7,143	14,184	21,532
All others	12,673	10,424	39,272	29,458
Total revenues by market sector	$288,168	$192,365	$737,293	$490,667

E. Long-Term Debt

U.S. Revolver
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. On June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average.
As of June 30, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $68.4 million. There was $81.6 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2024.
As of June 30, 2024, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $68.4 million as of June 30, 2024. We also had surety bonds totaling $422.1 million that were outstanding, with additional bonding capacity of $777.9 million available, at June 30, 2024. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $19.0 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2024, we had outstanding guarantees totaling $6.4 million, with an additional capacity of $12.6 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2024, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of June 30, 2024, certain contracts had a probable exposure to liquidated damages claims of $2.5 million, which could possibly increase to $2.8 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $1.7 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At June 30, 2024, there were 194,981 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2024 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2023	292,497	$22.90
Granted	44,670	89.23
Vested	(141,261)	26.02
Forfeited/canceled	(925)	120.02
Outstanding at June 30, 2024	194,981	$35.38

During both the nine months ended June 30, 2024 and 2023, we recorded compensation expense of $3.4 million related to the RSUs.
Restricted Stock
In December 2023, the Company's Compensation and Human Capital Committee revised the non-employee directors' annual restricted stock compensation from a fixed-shares arrangement to a fixed-value arrangement, retrospectively effective on October 1, 2023. Prior to October 1, 2023, each non-employee director received 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors vested immediately, while the remaining fifty percent vested on the anniversary of the grant date. Compensation expense was recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent was recognized over the remaining vesting period. Subsequent to October 1, 2023, each non-employee director shall receive restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2024, 4,620 shares of restricted stock were issued to our non-employee directors at a price of $153.81 per share. During the nine months ended June 30, 2024 and 2023, we recorded compensation expense of $0.4 million and $0.5 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Fair Value Measurements at June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2024
Assets:
Cash and cash equivalents	$332,012	$—	$—	$332,012
Short-term investments	42,033	—	—	42,033
Rabbi trust assets	—	11,764	—	11,764
Liabilities:
Deferred compensation	—	11,436	—	11,436
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2024.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2024 and 2023, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2024	2023	2024	2023
Operating lease cost	$237	$391	$742	$1,147
Less: sublease income	—	(163)	—	(487)
Variable lease cost(1)	31	93	84	288
Short-term lease cost(2)	754	669	1,798	1,486
Total lease cost	$1,022	$990	$2,624	$2,434

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023, respectively (in thousands):

Operating Leases	June 30, 2024	September 30, 2023
Assets:
Operating lease assets, net	$909	$1,436
Liabilities:
Current operating lease liabilities	482	773
Long-term operating lease liabilities	427	663
Total lease liabilities	$909	$1,436

The following table provides the maturities of our operating lease liabilities as of June 30, 2024 (in thousands):

Operating Leases
Remainder of 2024	$137
2025	440
2026	197
2027	156
2028	18
Thereafter	—
Total future minimum lease payments	$948
Less: present value discount (imputed interest)	(39)
Present value of lease liabilities	$909

The weighted average discount rate as of June 30, 2024 was 3.82%. The weighted average remaining lease term was 2.42 years at June 30, 2024.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Income before income taxes	$61,796	$23,645	$135,591	$36,232

Income tax provision	15,573	5,191	31,795	8,142

Net income	$46,223	$18,454	$103,796	$28,090

Effective tax rate	25%	22%	23%	22%

Our income tax provision reflects an effective tax rate on pre-tax income of 25% and 23% for the three and nine months ended June 30, 2024, respectively, compared to 22% for both the three and nine months ended June 30, 2023. The effective tax rate for the three and nine months ended June 30, 2024 was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit). The effective tax rate for the nine months ended June 30, 2024 was also favorably impacted by discrete items primarily related to the vesting of RSUs. These items were offset by an income inclusion related to U.S. global intangible income and the tax expense related to certain nondeductible expenses. The effective tax rate for the three and nine months ended June 30, 2023 approximated the U.S. federal statutory rate and was favorably impacted by the estimated R&D Tax Credit and the projected utilization of net operating loss carryforwards in the U.K. that had been fully reserved with a valuation allowance. The favorable impacts were offset by state income tax expense, certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

K. Subsequent Events
Cash Acquisition of Property, Plant and Equipment
On July 1, 2024, we acquired land and buildings in Houston, Texas, for a total cash purchase price of approximately $5.5 million to help further facilitate executing the current backlog as well as planning for modest future volume growth.
Hurricane Beryl
During the second week of July 2024, operations across our three facilities located in Houston, Texas, experienced a temporary power outage and subsequent shutdown of our operations resulting from Hurricane Beryl. These facilities resumed limited operations within the same week. We are evaluating the potential financial impact, if any, associated with this event.
Quarterly Dividend Declared
On July 30, 2024, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2650 per share. The dividend is payable on September 18, 2024 to stockholders of record at the close of business on August 14, 2024.

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
Overview
We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas, and serve the oil and gas and petrochemical markets that include onshore and offshore production, hydrogen, carbon capture, liquefied natural gas (LNG) facilities and terminals, pipelines, refineries and petrochemical plants. Additional markets include electric utility, light rail traction power, and commercial and other industrial markets that include end markets such as data centers, mining and metals, and pulp and paper. Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information. Our backlog includes various projects that typically take a number of months to produce.
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
One element of our strategic focus is to strengthen our project portfolio beyond our core oil, gas and petrochemical end market sectors. Diversification efforts have resulted in growth in our backlog across the electric utility and commercial and other industrial sectors in Fiscal 2023 and continuing throughout the first nine months of Fiscal 2024. As of June 30, 2024, our backlog remained at $1.3 billion.
During the third fiscal quarter, we experienced commodity price volatility, in addition to the ongoing supply chain delays for specific engineered components that have been persistent throughout the first nine months of Fiscal 2024. We are working closely with our suppliers to meet our customer commitments. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution.
During the second week of July 2024, operations across our three facilities located in Houston, Texas, experienced a temporary power outage and subsequent shutdown of our operations resulting from Hurricane Beryl. These facilities resumed limited operations within the same week. We are evaluating the potential financial impact, if any, associated with this event.

Results of Operations
Quarter Ended June 30, 2024 Compared to the Quarter Ended June 30, 2023 (Unaudited)
Revenue and Gross Profit
Revenues increased by 50%, or $95.8 million, to $288.2 million in the third quarter of Fiscal 2024, primarily driven by the increase in project backlog resulting from large contracts awarded in Fiscal 2023 and strong bookings throughout the first nine months of Fiscal 2024. Domestic revenues increased by 59%, or $90.5 million, to $243.7 million in the third quarter of Fiscal 2024. International revenues increased by 14%, or $5.3 million, to $44.4 million in the third quarter of Fiscal 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the third quarter of Fiscal 2024, revenue from our core oil and gas market (excluding petrochemical) increased by 56%, or $40.9 million, to $114.3 million; petrochemical market revenue increased by 158%, or $34.8 million, to $56.8 million; revenue from our electric utility market increased by 30%, or $13.2 million, to $57.0 million; commercial and other industrial market revenue increased by 18%, or $6.5 million, to $42.0 million; and revenue from all other markets combined increased by 22%, or $2.2 million, to $12.7 million. These increases in revenue were driven by improved market conditions and increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to diversify our business into electric utility and commercial and other industrial markets. Revenue from our light rail traction power market decreased by 25%, or $1.8 million, to $5.3 million in the third quarter of Fiscal 2024 due to less project volume in this market.
Gross profit increased by 92%, or $39.1 million, to $81.7 million for the third quarter of Fiscal 2024. Gross profit as a percentage of revenues increased to 28% in the third quarter of Fiscal 2024, compared to 22% in the third quarter of Fiscal 2023. This increase in gross profit is attributable to the higher volume levels across all of Powell's manufacturing facilities generating favorable volume leverage, strong project execution, and continuing effort to improve factory efficiencies while also managing product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 12%, or $2.3 million, to $22.0 million in the third quarter of Fiscal 2024, primarily due to higher spending on infrastructure improvements. Selling, general and administrative expenses as a percentage of revenues decreased to 8% during the third quarter of Fiscal 2024 compared to 10% during the third quarter of Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $15.6 million in the third quarter of Fiscal 2024, compared to an income tax provision of $5.2 million in the third quarter of Fiscal 2023. The effective tax rate for the third quarter of Fiscal 2024 was 25%, compared to an effective tax rate of 22% for the third quarter of Fiscal 2023. For each of the three months ended June 30, 2024 and 2023, the effective tax rate was favorably impacted by the estimated Research and Development Tax Credit (R&D Tax Credit). Additionally, in the third quarter of Fiscal 2023, we recognized a benefit related to the projected utilization of net operating loss carryforwards in the United Kingdom (the U.K.) that had been fully reserved with a valuation allowance. For each of the three months ended June 30, 2024 and 2023, these benefits were offset by an income inclusion related to U.S. global intangible income and certain nondeductible expenses.
Net Income
In the third quarter of Fiscal 2024, we recorded net income of $46.2 million, or $3.79 per diluted share, compared to net income of $18.5 million, or $1.52 per diluted share, in the third quarter of Fiscal 2023. This increase in net income was primarily due to the strength and quality of our backlog at the end of Fiscal 2023, as well as strong bookings throughout the first nine months of Fiscal 2024, which has led to an increase in revenue coupled with improved project margins.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at June 30, 2024 was $1.3 billion, consistent with our backlog at both March 31, 2024 and June 30, 2023. Bookings, net of cancellations and scope reductions, decreased by 30% in the third quarter of Fiscal 2024 to $356.3 million, compared to $505.4 million in the third quarter of Fiscal 2023. Despite strong bookings in the third quarter of Fiscal 2024, the decrease in bookings was due to a normalization of the oil and gas sector, with fewer large orders awarded in this sector during Fiscal 2024.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023 (Unaudited)
Revenue and Gross Profit
Revenues increased by 50%, or $246.6 million, to $737.3 million in the nine months ended June 30, 2024, primarily driven by the increase in project backlog resulting from large contracts awarded throughout Fiscal 2023 and strong bookings throughout the first nine months of Fiscal 2024. Domestic revenues increased by 60%, or $233.0 million, to $620.5 million in the nine months ended June 30, 2024. International revenues increased by 13%, or $13.6 million, to $116.8 million in the nine months ended June 30, 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the nine months ended June 30, 2024, revenue from our core oil and gas market (excluding petrochemical) increased by 68%, or $122.2 million, to $301.8 million; petrochemical market revenue increased by 92%, or $64.9 million, to $135.2 million; revenue from our electric utility market increased by 26%, or $30.3 million, to $145.2 million; commercial and other industrial market revenue increased by 36%, or $26.8 million, to $101.6 million; and revenue from all other markets combined increased by 33%, or $9.8 million, to $39.3 million. These increases in revenue were driven by improved market conditions and increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to diversify our business into electric utility and commercial and other industrial markets. Revenue from our light rail traction power market decreased by 34%, or $7.3 million, to $14.2 million in the first nine months of Fiscal 2024 due to less project volume in this market.
Gross profit increased by 102%, or $97.1 million, to $192.7 million for the first nine months of Fiscal 2024. Gross profit as a percentage of revenues increased to 26% in the first nine months of Fiscal 2024, compared to 19% in the first nine months of Fiscal 2023. This increase in gross profit is attributable to the higher volume levels across all of Powell's manufacturing facilities generating favorable volume leverage, strong project execution, and continuing effort to improve factory efficiencies while also managing product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $4.9 million, to $63.3 million for the nine months ended June 30, 2024, primarily due to increased compensation expense and higher spending on infrastructure improvements. Selling, general and administrative expenses as a percentage of revenues decreased to 9% during the first nine months of Fiscal 2024 compared to 12% during the first nine months of Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $31.8 million for the nine months ended June 30, 2024, compared to an income tax provision of $8.1 million for the nine months ended June 30, 2023. The effective tax rate for the nine months ended June 30, 2024 was 23%, compared to an effective tax rate of 22% for the nine months ended June 30, 2023. For each of the nine months ended June 30, 2024 and 2023, the effective tax rate was favorably impacted by the estimated R&D Tax Credit. Additionally, in the nine months ended June 30, 2024, we recognized benefits for discrete items primarily related to the vesting of restricted stock units. In the nine months ended June 30, 2023, we recognized a benefit related to the projected utilization of net operating loss carryforwards in the U.K. that had been fully reserved with a valuation allowance. In both periods, these benefits were offset by an income inclusion related to U.S. global intangible income and certain nondeductible expenses.
Net Income
In the nine months ended June 30, 2024, we recorded net income of $103.8 million, or $8.52 per diluted share, compared to net income of $28.1 million, or $2.32 per diluted share, in the nine months ended June 30, 2023. This increase in net income was primarily due to the strength and quality of our backlog at the end of Fiscal 2023, as well as strong bookings throughout the first nine months of Fiscal 2024, which has led to an increase in revenue coupled with improved project margins.

Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at June 30, 2024 was $1.3 billion, consistent with our backlog at September 30, 2023. Bookings, net of cancellations and scope reductions, decreased by 36% during the nine months ended June 30, 2024 to $789.2 million, compared to $1.2 billion during the nine months ended June 30, 2023. Despite strong bookings in the first nine months of Fiscal 2024, the decrease in bookings was due to a normalization of the oil and gas sector with fewer large orders awarded in this sector during Fiscal 2024.

Outlook
Our order activity in most of our core markets remains active and diversification efforts outside of our core oil, gas and petrochemical markets continue to be a positive catalyst. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes. We continue to monitor the Biden administration's efforts to pause or limit LNG exports, which may impact the timing of future project activity. We have achieved strong bookings in electric utility and commercial markets through the first nine months of Fiscal 2024 in the U.S., Canada and the U.K., largely driven by the markets where our operations are based. Our backlog remained at $1.3 billion as of June 30, 2024, of which approximately $841 million is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the sectors that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
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
We have planned capital spending of approximately $11 million on a facility expansion project at our products factory in Houston. We expect to complete the expansion project by mid-Fiscal 2025. Additionally, on July 1, 2024, we acquired land and buildings in Houston, Texas, for $5.5 million to help further facilitate executing the current backlog as well as planning for modest future volume growth.

Liquidity and Capital Resources
As of June 30, 2024, current assets exceeded current liabilities by 1.8 times.
Cash, cash equivalents and short-term investments increased to $374.0 million at June 30, 2024, compared to $279.0 million at September 30, 2023. This increase in cash, cash equivalents and short-term investments was primarily driven by our improved earnings due to increased project margins and volumes, as well as favorable timing of contract billing milestones on many of our large projects. We typically allocate a significant percentage of the progress billing to the early stages of the contract. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under the U.S. Revolver, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond.
On October 4, 2023, we entered into the Third Amendment to the U.S. Revolver. The Third Amendment added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured, shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. On

June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average.
As of June 30, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $68.4 million. There was $81.6 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2024. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Approximately $76.1 million of our cash, cash equivalents and short-term investments at June 30, 2024 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Operating Activities
Operating activities provided net cash of $114.7 million during the nine months ended June 30, 2024 and provided net cash of $105.3 million during the same period in Fiscal 2023. Cash flow from operations is primarily influenced by project volume and margins, as well as the associated working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. This increase in operating cash flow was primarily due to higher net income resulting from increased project volume and improved project margins, partially offset by working capital impact as we allocate capital to the projects in the order book.
Investing Activities
Investing activities used $13.0 million during the nine months ended June 30, 2024 and used $15.4 million during the same period in Fiscal 2023. The decrease in cash used in investing activities was primarily due to net purchases of short-term investments of $9.2 million in the first nine months of Fiscal 2024 compared to net purchases of short-term investments of $11.4 million in the same period of Fiscal 2023. In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
Financing Activities
Net cash used in financing activities was $16.0 million during the nine months ended June 30, 2024 and $9.9 million during the same period in Fiscal 2023. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the first nine months of Fiscal 2024 compared to the same period of Fiscal 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended June 30, 2024, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the third quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the third fiscal quarter, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 11, 2004 (filed as Exhibit 3.1 to our Form 8-A/A filed November 1, 2004, and incorporated herein by reference).

3.2	—	Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

*10.1	—	Canadian Benchmark Replacement Conforming Changes Amendment, dated June 26, 2024, by and between the Company, as Borrower, and Bank of America, N.A., as Administrative Agent.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: July 31, 2024	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)