Form 10-K
period 2024-09-30
POWELL INDUSTRIES INC
filed 2024-11-20
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes     ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.1 billion as of March 31, 2024, based upon the closing price on the NASDAQ Global Market on that date.  The registrant, solely for the purpose of the calculation above, had deemed its board of directors, executive officers, and beneficial owners of 10% or more of the voting shares of its common stock to be affiliates, and deducted their stockholdings in determining the aggregate market value.
At November 18, 2024, there were 12,018,448 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed not later than 120 days after September 30, 2024, are incorporated by reference into Part III of this Form 10-K.

POWELL INDUSTRIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
This Annual Report on Form 10-K (Annual Report) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates of the timing and success of specific projects and our future backlog, revenues, income, acquisitions, liquidity and capital expenditures, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, electronic, cyber or physical security breaches, and other factors detailed herein and in our other Securities and Exchange Commission (SEC) filings. Additional important risks, uncertainties and other factors are described in “Risk Factors” in Part I. Item 1A of this Annual Report. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report.
Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated to, this Annual Report on Form 10-K.

PART I

Item 1. Business
Overview
Powell Industries, Inc. is a Delaware corporation founded by William E. Powell in 1947. We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell Canada, Inc.; Powell (UK) Limited; and Powell Industries International, B.V.
We are headquartered in Houston, Texas, and primarily serve the oil and gas and petrochemical markets, the electric utility market, and commercial and other industrial markets. Beyond these major markets, we also provide products and services to the light rail traction power market and other markets that include universities and government entities. We are continuously developing new channels to electrical markets through original equipment manufacturers and distribution market channels.
Our website is powellind.com. We make available, free of charge on or through our website, electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, all of our reports filed with the SEC are available via their website at sec.gov.
References to Fiscal 2024, Fiscal 2023 and Fiscal 2022 used throughout this Annual Report relate to our fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Products and Services
Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts. Our product scope includes designs tested to meet both United States (U.S.) and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We also provide spare parts, retrofit and retrofill components for existing systems, and replacement circuit breakers for obsolete switchgear no longer produced by the original manufacturer. Our principal services include field service inspection, installation, commissioning, modification and repair services.
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
Occasionally, our contracts may operate under a consortium or teaming arrangement. Typically, we enter into these arrangements with reputable companies with whom we have previously conducted business. These arrangements are generally made to leverage competitive positioning, or where scale or size dictates the use of such arrangement.
We seek to establish long-term relationships with the end users of our systems as well as EPC firms contracted by those end users. We believe that fostering a culture of safety and focusing on customer satisfaction, along with our strong balance sheet, allows us to capitalize on opportunities in the industries we serve.

Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract or customer. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically non-recurring. Thus, multiple or continuous projects of similar magnitude with the same customer are not predictable. The timing of large project awards may cause material fluctuations in our revenues and gross profits. Additionally, the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted. In both Fiscal 2024 and Fiscal 2023, no single customer accounted for more than 10% of our consolidated revenues.
Research, Development and Intellectual Property
Research and development activities are critical to Powell’s sustained growth and are focused on both the development of new products and applications and enhancement of our existing product offerings. For example, Powell's expertise in vacuum circuit breaker engineering is internationally recognized, and leveraging this expertise in the development of new products will help us expand into a broader range of application spaces and industry sectors. We are committed to continuous product improvement that will positively impact operational safety and reliability across the markets we serve.
From time to time, we apply for patents on new inventions and designs, but we believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection.
Additionally, we may acquire from time to time intellectual property to expand our product offering and application. For example, in December 2023, we acquired intellectual property for a total consideration of $0.5 million. Intellectual property not covered by patents (or patent applications) includes trade secrets and other technological know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs. Such unpatented technology, including research, development and engineering technical skills and know-how, as well as unpatented software, is important to our overall business and to the operations of our business. While our intellectual property assets taken together are important, we do not believe our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.
Markets
While we provide products and services to a wide range of markets where customers need to manage, monitor and control large amounts of electrical energy, demand for our products and services is driven predominantly by the oil and gas, petrochemical, electric utility, and commercial and other industrial markets. The majority of our business is in support of capital investment projects that are highly complex and competitively bid. Our customized systems are designed to meet the specifications of our customers. Each system is designed, engineered and manufactured to the specific requirements of the particular application. We consider our engineering, project management, systems integration and technical support capabilities vital to the success of our business. We strive to develop strong and lasting relationships with our customers and are recognized by many as a preferred service provider to solve our customers’ complex electrical distribution needs.
The following table presents our revenue for each market sector by percentage of total revenue for the years ended September 30, 2024, 2023 and 2022:

	2024	2023	2022
Oil and gas (excluding petrochemical)	41%	39%	40%
Petrochemical	18%	13%	13%
Electric utility	19%	23%	23%
Commercial and other industrial	15%	15%	11%
Light rail traction power	2%	4%	8%
All others	5%	6%	5%
Total	100%	100%	100%

In the oil and gas markets, we serve the upstream, midstream and downstream end markets, including onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines and refineries. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have recently expanded our end markets into hydrogen production, carbon capture, as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
Within the petrochemical market, our primary customers typically are engaged in leveraging hydrocarbon or natural gas feedstocks for the production of petrochemical, or oil- or gas-to-chemical products, including polyethylene, polypropylene, fertilizer, methanol, and related petrochemical applications.
In the electric utility market, we serve both the power generation and distribution end markets. Increasing global electricity demand and the focus on reliable and safe electrical distribution are driving substantial investments in global infrastructure. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in the market.
In the commercial and other industrial markets, our customers operate in commercial construction, data centers, metals and mining, pulp and paper, as well as other industrial applications.
Beyond these major markets, we also provide products and services to the light rail traction power market and other markets that include universities and government entities. We are continuously developing new channels to electrical markets through original equipment manufacturers and distribution market channels.
Competition
We compete with a small number of multinational competitors that sell to a broad industrial and geographic market, as well as smaller, regional competitors that typically have limited capabilities and scope of supply. We believe that our products and services, integration capabilities, technical and project management acumen, application engineering expertise and specialty contracting experience, together with our financial strength and responsiveness to the needs of our customers, give us a sustainable competitive advantage in our markets. Some of our competitors are significantly larger and have substantially greater global resources such as engineering, manufacturing and marketing. Our principal competitors include ABB, Eaton, Schneider, and Siemens Industries, Inc. The competitive factors used during bid evaluation by our customers vary from project to project and may include technical support and application expertise, engineering and manufacturing capabilities, equipment rating, delivered value, scheduling and price. While projects are typically non-recurring, a significant portion of our business is from repeat customers and many times involves third-party EPC firms hired by the end user and with whom we often have long, established relationships. Ultimately, our competitive position is dependent upon our ability to provide quality custom-engineered products, services and systems on a timely basis at a competitive price.
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
Our backlog at September 30, 2024 was $1.3 billion. We anticipate that approximately $849 million of Fiscal 2024 ending backlog will be recognized as revenue during our fiscal year ending September 30, 2025. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum, as well as various engineered electrical components. Material costs represented 47% of revenues in Fiscal 2024, 49% of revenues in Fiscal 2023, and 51% of revenues in Fiscal 2022. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.

The equipment and materials that we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. Uncertainty and fluctuating global demand have led to significant volatility across commodity markets. We have experienced supply chain disruptions driven predominately by availability and cost volatility across our raw materials, engineered components and labor force. As our procurement function seeks to address specific supply chain challenges, we are working closely with our suppliers to meet our customer commitments. While we have experienced, and may continue to experience, issues related to increased lead times for the purchase and delivery of key raw materials or components, we continue to monitor the availability (including transportation) and price of components and raw materials on a regular basis, as well as any potential impact on our operations. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating, hedging and by actively pursuing internal cost reduction efforts.
Our supply base for certain key components and raw materials is limited. Many of our products require raw materials and components supplied by a limited number of suppliers, and in some instances, a single supplier. Changes in our design to accommodate similar components from other suppliers could be implemented to resolve a supply problem related to a sole-sourced component. Supply problems could result in delays in our ability to meet commitments to our customers and potentially result in liquidated damages assessed by our customers. We believe that sources of supply for raw materials and components are generally sufficient, and we do not believe a temporary shortage of materials will cause any significant adverse impact to our business and results of operations in the future.
Human Capital
At September 30, 2024, we had 2,748 full-time employees and 439 contract employees located primarily in the United States, Canada and the United Kingdom (U.K.). Our employees are not represented by unions, and we maintain good relationships with our employees. Periodically, we find it challenging to source qualified personnel in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. A decline in our employee relations, labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
Our top human capital priorities include the well-being, health and safety, and retention of our employees, as well as enhanced learning and leadership training opportunities, workplace safety, internal promotion and key employee retention. We emphasize a culture of safety that runs throughout the Company. We establish annual goals and monthly operating metrics and, as a result, had a safety incident rate of 0.74 for Fiscal Year 2024, which is below the industry average, according to the U.S. Bureau of Labor Statistics. We believe that the eight-year average tenure of our employees is a reflection of our inclusive and supportive culture, focused efforts on internal promotion, key employee retention and succession planning. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.
Seasonality
Our operations are not generally affected by seasonality. However, weather and natural phenomena can temporarily impact the performance of our operations. Furthermore, quarterly operating results may fluctuate in our first fiscal quarter due to the reduction in the number of workdays related to the number of holidays and paid time off that is taken in that fiscal quarter.
Government Regulations
We are subject to various government regulations in the U.S. as well as various international locations where we operate. These regulations cover diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies, and are designed to promote and encourage ethical practices in our everyday operations. We have established a multi-faceted compliance program that includes educating employees and leadership, performing risk-based due diligence and evaluating our supplier base. We believe that the compliance cost associated with these governmental regulations will not have a material impact on our capital expenditures, results of operations or competitive position.

Item 1A. Risk Factors
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks occur, the business’s financial condition, cash flows, liquidity and results of operations may be negatively impacted, and we may not be able to achieve our quarterly, annual or long-range plans. Additional risks and uncertainties not known to us or not described below may also negatively impact our business and results of operations. This Annual Report also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the discussion under “Forward-Looking Statements” above.
Risk Factors Related to our Business and Industry
Our business is subject to the cyclical nature of the end markets that we serve. This cyclicality has had, and may continue to have, an adverse effect on our operating results.
The end markets that we serve have historically been cyclical and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our products and services. Our customer projects, budgets for capital expenditures and the need for our services have in the past, and may in the future, be adversely affected by, among other things, the price of oil and gas, poor economic conditions, commodity prices, political uncertainties, cost of capital, and currency fluctuations. These variables may impact the number or the amount of new awards, delays in the timing of awards or potential cancellation of projects. Changes in product mix or services can have a significant impact on our gross margins on a quarterly and annual basis. The uncertainty of our contract award timing is outside of our control and can also present difficulties in matching workforce size with contract requirements. In some cases, we bear and maintain the cost of a ready workforce that may be larger than necessary in anticipation of future workforce needs. If an expected contract is delayed or not received, we may incur additional costs in staff or facility redundancy that could have an adverse impact on our business, financial condition and results of operations.
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
We have a backlog of uncompleted contracts. Backlog represents management’s best estimate of the remaining performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. From time to time, projects are cancelled, delayed or modified due to customer, industry or macroeconomic conditions. While we may be reimbursed for certain costs, we may not have a contractual right to the total revenue reflected in our backlog. The ultimate realization of the future revenue in our backlog is based upon our ability to complete the contracted projects, and we cannot control all of the various factors that might impact the timely delivery of our projects to our customers. We may be unable to recover certain costs on our anticipated margin, and cancelled or suspended projects may also result in additional unrecoverable costs due to the underutilization of our assets and personnel. Accordingly, our inability to realize the full amount of our contract backlog may have an adverse impact on our business and results of operations.

Failure to place competitive bids and adequately project costs may result in losses on our fixed-price contracts with customers.
Our products and services are typically awarded in competitive bid situations. When placing bids, we may fail to adequately project costs for our customers’ projects, which may lead to us winning a bid that does not adequately compensate us for our costs. Such failure could adversely impact our results of operations. Factors that could impact our ability to adequately project costs for our bids include, but are not limited to: the impacts of inflation; labor shortage; delays incurred by the failure of third-party suppliers to deliver in the quality or quantity required; unanticipated technical problems, including design or engineering issues. Additionally, we bear the risk of cost overruns and delays in most of our contracts and, as a result, if we fail to adequately manage such cost overruns or delays, our results of operations and our business may be adversely impacted.
Supplier concentration and limited supplier capacity may adversely impact our business and results of operations.
We rely on a limited number of suppliers for certain of our components and raw materials and, in some instances, a single supplier. Switching suppliers can be costly and disruptive to business operations. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction, delay or interruption in supply to us, or they fail to meet our manufacturing requirements, our business could be adversely impacted, and we may incur liquidated damages until we are able to secure alternative sources. Our suppliers may experience and some of our suppliers have experienced financial difficulties, delivery delays and other performance problems, which may cause us to incur additional costs or be unable to meet commitments to our customers. The time and effort associated with the selection and qualification of a new supplier and changes in our design and testing to accommodate similar components from other suppliers could be significant. In any such event, we may not be able to contract for and receive suitable alternative supply or manufacturing abilities in a timely manner for our customers, if at all, which may impair our ability to meet scheduled deliveries of our products to customers and adversely impact our business and results of operations.
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
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, the majority of our revenues are recognized over time. Since revenue is recognized as work is performed and as costs are incurred, the determination of the revenue recognized requires the use of estimates of costs to be incurred for the performance of the contract. Estimates of revenue and of costs to complete are adjusted based on ongoing reviews of estimated contract performance, and previously recorded estimates of revenues and costs are adjusted as the project progresses and circumstances change. The timing of the costs incurred may lead to fluctuations in revenue recognized on a quarterly and annual basis, which could have an adverse impact on our business and our results of operations. While the cost estimation process is based upon the professional knowledge and experience of our management teams, engineers, project managers and financial professionals, we may fail to adequately estimate our costs or revenue (or, we may fail to adequately adjust previously recorded estimates of revenue and costs). Such failure could result in additional changes to our revenue and cost estimates which could have an adverse impact on our results of operations.

We are exposed to risks relating to the use of subcontractors.
We hire subcontractors to perform work on some projects and may depend on third-party labor suppliers to provide the personnel necessary to engineer, manufacture and ship our products. If our subcontractors do not perform as expected for any reason, we may experience delays in completing our projects or incur additional costs. In addition, we may have disputes with these independent subcontractors arising from, among other things, the price, quality or timeliness of the work performed. Some of the third parties we engage in support of our operations operate internationally, and thus we may be impacted by the economic, political and labor conditions in those regions as well as uncertainty caused by international relations issues between the United States and those countries. Any of these factors could adversely impact our business and results of operations.
Technological innovations may make existing products and production methods obsolete.
All of the products that we manufacture and sell depend upon optimizing available technology for success in the marketplace. The industries in which we operate are characterized by intense competition and are highly sensitive to technological innovation and customer requirements. Our competitors may develop products or production methods that are superior in price or quality, or incorporate artificial intelligence (AI) into their products that will make current products or services offered by us obsolete. Our future success will depend, in part, on our ability to anticipate and offer products that meet changing industry and customer specifications, including by funding our research and development costs. For example, consumer demand for further automation is changing the markets in which we operate. Failure to successfully develop new products, or to enhance existing products, could result in the loss of existing customers to competitors, the inability to attract new business or an overall reduction of our competitive position, any of which could adversely affect our business and results of operations.
We may not be successful in our AI initiatives, which could adversely affect our business, reputation, and results of operations.
The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of customer/user confidence. Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI.
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
The success of our business depends upon the quality of our products and our relationships with customers. In the event that one of our products fails to meet our customers' standards or safety requirements or fails to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and services, and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products could adversely impact our business and results of operations.
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
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that could enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including distraction of management, difficulties in the integration of operations and systems; failure to realize cost savings; the termination of relationships by key personnel and customers of the acquired company and a failure to retain or add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management, systems integration and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expect, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.
Misconduct by our employees or subcontractors, or a failure to comply with applicable laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one or more of our employees or subcontractors could have a significant negative impact on our business and reputation. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Acts of misconduct, or our failure to comply with applicable laws or regulations, could subject us to fines and penalties, harm our reputation, or damage our relationships with customers and could adversely impact our business and results of operations.
Unsatisfactory safety performance may subject us to penalties, negatively impact customer relationships, result in higher operating costs, and negatively impact employee morale and turnover.
We have both indoor and outdoor manufacturing and fabrication facilities that are susceptible to numerous industrial safety risks that can lead to personal injury, loss of life, damage to property or equipment, and potential environmental damage. While we take precautions to avoid incidents, we have experienced accidents in the past and may again in the future, which can negatively affect our safety record. A poor safety record can harm our reputation with existing and potential customers, jeopardize our relationship with employees, increase our insurance and operating costs and could adversely impact our business and results of operations.
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
Our material costs equaled approximately 47% of our consolidated revenues for Fiscal 2024. Unanticipated shortages in raw material and components, rising prices due to overall inflationary pressure, the imposition of tariffs, or delays in production or transportation could increase production costs or lead times and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices.
While we typically mitigate our inventory risks by increasing the levels of inventory for certain key components and raw materials and entering into commodity hedges when appropriate, such increased inventory levels may not be adequate to meet future demand and may increase the potential for excess and obsolete inventories, which could have an adverse impact on our business and results of operations.
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
Our credit agreement contains various financial covenants and restrictions, which includes maintaining a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. For more information on our credit agreement and the restrictions thereunder, see Note G of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent an amendment or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to pay dividends, issue letters of credit, or obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
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

A significant portion of our revenues may be concentrated among a small number of customers and may be subject to the risks of particular industries.
Due to the nature and timing of large projects, a significant percentage of our revenues in a given period may result from one specific contract, customer or industry. For instance, we have a significant concentration of customers in the oil and gas, petrochemical and electric utility industries. Additionally, from time to time, one of our manufacturing facilities may have significant volume from one particular customer or industry that would be material to that facility. If such customers were to experience financial distress or a decline in business, or if the industries our customers concentrated in were to experience a significant change in the demand for such industry’s products or services, our revenue and results of operations could be adversely impacted.
Our international operations expose us to risks that are different from, or possibly greater than, the risks we are exposed to domestically and may adversely affect our operations.
Revenues associated with projects located outside of the United States, including revenues generated from our operations in the U.K. and Canada, accounted for approximately 16% of our consolidated revenues in Fiscal 2024. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the United States or other countries. Additionally, compliance with foreign and domestic import and export regulations, including laws and regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act 2010, and similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in the applicable governing jurisdiction. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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

We may issue preferred stock on terms that could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

Risk Factors Related to Legal and Regulatory Matters
Our operations could be adversely impacted by the effects of government regulations.
We are subject to various government regulations in the United States as well as various international locations where we operate. These regulations cover several areas including Environmental, Social, and Governance (ESG) compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. These laws and regulations are administered by various state, federal and international agencies. Changes in laws or regulations, or policy goals, including those affecting oil and gas exploration and development activities or climate change matters and the resulting decisions by customers of ours and other industry participants, could reduce demand for our products and services or for those of our customers, which would have a negative impact on our operations. For example, the Inflation Reduction Act contains tax inducements and other provisions that incentivize investment, development and deployment of alternative energy sources and technologies, and at the United Nations Climate Change Conference in the United Arab Emirates in 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy. In addition, regulations may limit or prohibit the use of a class of chemicals known as per- and polyfluoroalkyl substances (PFAS), which are found in parts, components, and other materials used in products we manufacture or utilize. Such chemicals are critical to the manufacturing and functioning of many products, and there are limited technically and commercially feasible alternatives to them. These restrictions could adversely impact our business and results of operations by increasing our expenses or requiring us to alter manufacturing and assembly processes. Increased regulations and reporting requirements around the world may adversely affect the operators in the markets we serve. We cannot predict future changes in any country in which we operate or do business and how those changes may affect our ability to perform projects in those regions.
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
We are currently involved or may be involved in legal, regulatory and other proceedings. These proceedings may include, without limitation, product liability matters, intellectual property matters, contract disputes or claims, pending or threatened litigation, governmental investigations, as well as employment, tax, environmental, or other matters. We could be named as a defendant in legal proceedings that claim damages in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services or manufacturing equipment. These proceedings could lead to law enforcement actions, adverse changes to our business practices, fines and penalties, business remedies, or the assertion of private litigation claims or damages that could be material, and which could adversely impact our business and results of operations. Even if the proceedings we face or may face in the future are decided in our favor, or are unfounded, we may incur material expenses and such matters may require significant management attention, and may harm our reputation with customers, employees or investors.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate, could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. For example, several jurisdictions have implemented or are expected to implement in the future, the Organization for Economic Co-operation and Development Pillar 2, which is aimed at preventing base erosion and profit shifting, ensuring income is subject to a minimum level of taxation and preventing treaty misuse. The application of these provisions is not always certain, and jurisdictions are still developing their rules and interpretations with regard to the same. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our statutory tax rates or loss of our ability to claim Research and Development Tax Credits could have a material impact on our net income or loss and cash flow.
Failure to develop, obtain, enforce, and protect intellectual property rights or third-party claims that we are infringing on their intellectual property could harm our business.
We hold various patents, trademarks, servicemarks, copyrights and licenses. Our success depends in part on our ability to develop technologies and inventions and other intellectual property, and obtain intellectual property rights and enforce such intellectual property rights worldwide. We cannot be certain we will be able to obtain patents or other intellectual property rights in our new technologies and inventions, or if we do, the scope of such rights may not be sufficiently broad to afford us any significant commercial advantage over our competitors. The technologies and inventions developed by us in the future may not be considered valuable by customers or provide us with a competitive advantage, or competitors may develop similar or identical technologies and inventions independently of us and before we do.
Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. Competitors and other third parties may also challenge the ownership, validity, or enforceability of our patents or other intellectual property rights. Moreover, the laws of certain foreign jurisdictions do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. To the extent we do assert our intellectual property rights against third parties, we may not be successful and adequate remedies may not be available in the event of infringement or unauthorized use of our intellectual property rights, or disclosure of our trade secrets.

Third parties may in the future assert that we have infringed, misappropriated, or otherwise violated their intellectual property rights. We cannot assure that our current or future technologies are not infringing or violating intellectual property rights of third parties. In the event we face claims of infringement or misappropriation, we may face expensive litigation or indemnification obligations, be required to enter into licenses, and may be prevented from selling existing products and pursuing product development or commercialization. Even if such claims are without merit, we may be required to expend significant time and resources on the defense of such claims. If we are unable to sufficiently protect our patent and other proprietary rights or if we infringe on or misappropriate proprietary rights of others, our business, financial condition, results of operations, and cash flows could be adversely impacted.
Provisions of our charter documents or Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.
The existence of some provisions in our corporate documents and certain aspects of Delaware law could delay or prevent a change of control of our company, even if that change would be beneficial to our shareholders. Provisions of our certificate of incorporation and our bylaws include provisions related to the classification, nomination and removal of directors and the ability of our shareholders to bring matters for action at our annual meetings, among other provisions. Provisions of Delaware law include certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.
Such provisions may discourage, delay or prevent a merger, acquisition or other change in control that shareholders might otherwise consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares, and may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors.
Significant developments arising from tariffs and other economic proposals could adversely impact our business.
Additional restrictions or economic disincentives on United States or international trade such as significant increases in tariffs on goods could adversely impact our business. Changes in United States or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell our products, and any negative sentiment towards the United States as a result of such changes, could adversely impact our business and results of operations.
Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately or on a timely basis.
We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, an assessment by our management of our internal control over financial reporting. Preparing our financial statements involves a number of complex processes, many of which are performed manually and dependent upon individual data input or review. We seek to maintain and strengthen our internal controls over operational and financial reporting. However, any system of controls has limitations, including the possibility of human error, availability of qualified personnel, circumvention or overriding of controls or fraud. Our failure to maintain effective internal controls over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or a decline in our stock price, or have an adverse impact on our business and results of operations.

General Risk Factors
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
Catastrophic events, including natural disasters, health epidemics, acts of war and terrorism, climate change, among others, could disrupt our business.
The occurrence of catastrophic events, ranging from natural disasters and extreme weather conditions to health epidemics, to acts of war and terrorism, among others, could increase operating costs or disrupt or delay our ability to operate our business and complete projects for our customers and could potentially expose us to third-party liability claims or liquidated damages under our contracts. A significant portion of our operations are located near the Texas Gulf Coast; as a result, our operations have been and are subject to the potential impacts of weather-related events, including but not limited to hurricanes and flooding. Future weather events could cause significant damage to our property and equipment or customer projects and adversely impact our operations. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, changing precipitation and flooding. Such events may adversely impact critical infrastructure, have the potential to disrupt our business, our third-party suppliers or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. We may declare the existence of a force majeure event under our contracts in certain situations; however, a customer may dispute our force majeure claim, which may result in additional liabilities. Losses or delays arising from such events may or may not be fully covered by our various insurance policies or may be subject to deductibles or exceed coverage limits. In addition, such events could result in temporary or long-term delays of existing projects as well as cancellations of orders for raw materials from our suppliers that could impact our project execution. These situations or other disruptions are outside of our control and may adversely impact our business and results of operations.
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

Our insurance coverage may not be sufficient to compensate for all liability relating to any actual or potential disruption or other security breach or incident. We cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Any significant disruption or failure of our business systems or cybersecurity infrastructure could damage our reputation and have a material adverse effect on our business and results of operations.
Data privacy, data protection, and information security may require significant resources and present certain risks.
We collect, store, and otherwise process certain confidential or sensitive data, including personal data and other information that is subject to laws, regulations, customer-imposed controls, or other actual or asserted obligations. The laws, regulations, standards, and other actual and asserted obligations relating to privacy and information security to which we may be subject, in the United States and globally, are evolving. For example, in the European Union, the General Data Protection Regulation imposes stringent requirements applicable to processing personal data and provides for substantial penalties for noncompliance, and in the United States, California and numerous other states have adopted comprehensive privacy laws, with other states considering such laws. Many jurisdictions around the world have passed or are considering laws and regulations relating to privacy, data protection, and cybersecurity, including laws that impose cross-border data transfer restrictions and require certain personal data to be maintained on local servers.
Any actual or perceived failure to comply with applicable laws, regulations, or contractual or other actual or asserted obligations to which we are or are alleged to be subject relating to privacy, data protection, or cybersecurity could result in claims, litigation, and regulatory investigations and other proceedings, as well as damage to our reputation. These could result in substantial costs, diversion of resources, fines, penalties, and other damages and liabilities, and harm to our customer relationships, our market position, and our ability to attract new customer engagements. Any of these could harm our business, financial condition, results of operations, and cash flows, potentially in a material manner.
Changes in and compliance with ESG initiatives could adversely impact our business.
There has been an increased focus on ESG matters by consumers, investors, as well as by governmental and non-governmental organizations. For example, organizations that provide ESG information to investors have developed ratings processes for evaluating a business entity’s approach to ESG matters. Although currently no universal rating standards exist, certain investors use these scores to benchmark businesses against their peers and, if a business entity is perceived as lagging, these investors may engage with the entity to demand improved ESG disclosure or performance. Consequently, a low sustainability score could result in exclusion of our securities from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors. To the extent that our ESG initiatives are deemed to be insufficient by stakeholders, this could adversely impact our business, results of operations, stock price or competitive position.
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
Climate change regulations could require us or our customers to incur additional expenditures to either purchase new, or modify existing equipment or processes. These laws and regulations may also increase the cost of raw materials from our suppliers. The potential for future ESG and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. Additionally, increased attention to climate change, conservation measures, energy transition, negative attitudes toward oil and natural gas production and consumer demand for alternatives to hydrocarbons could reduce the demand for oil and gas applications. This, in turn, could adversely impact the demand for the products produced by our customers and, therefore, reduce demand for our products, which could adversely impact our business and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Cybersecurity represents an important component of our overall approach to enterprise risk management. Our cybersecurity policies and processes are fully integrated into our Enterprise Risk Management program and are based on the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (NIST Cybersecurity Framework), a toolkit for organizations to manage cybersecurity risk in its assessment of cybersecurity capabilities and in developing cybersecurity priorities. In addition to internal assessments, our cybersecurity strategy and capabilities are evaluated and audited against the NIST Framework and industry best practices by independent, third-party, leading specialists in cybersecurity. We strive to create a culture of cybersecurity resilience and awareness. This tone is set from the top and continuously reinforced with our employees through education and regular testing. We continue to improve our programs and invest in the security of our systems, operations, people, infrastructure, and cloud environments. Our cybersecurity strategy seeks to follow industry best practices designed to ensure compliance with applicable global privacy and regulatory requirements. To protect our customers, we administer physical, technological and administrative controls on data privacy and security. We regularly validate our security controls by performing penetration testing, compliance audits, as well as proactive security testing to ensure our systems and controls are secure. The Board of Directors is briefed on our strategy and roadmap in alignment with the NIST Cybersecurity Framework. The Board receives annual updates on program maturity, cybersecurity risks, threat landscape and overall program progress.

Our cybersecurity risk management program is focused on the following key areas:
Education and Awareness
We provide required security awareness education and training to our employees and contractors with system access that focuses on various aspects of the cybersecurity world. Users of Powell's internal systems are required to complete an annual cybersecurity awareness training and are tested for awareness on a regular basis. We also provide tailored training courses to functional technology employees and employees who process personal or sensitive information.
Threat Management, Incident Response, and Recovery Planning
We have established and maintain a comprehensive incident response and recovery plan designed to identify, contain and eradicate cybersecurity threats, with recovery from an incident as rapidly as possible. Our information security team utilizes threat technologies and vendors to monitor and respond to security threats via a 24/7/365 Security Operations Center. In the event of a security incident, a defined procedure outlines containment, response and immediate recovery actions. The incident response plan is tested, evaluated and updated no less than on an annual basis.
Data and Consumer Privacy
Our data and consumer privacy program monitors, adapts to and works diligently to comply with changes in global privacy legislation. We have implemented technical, procedural and organizational measures designed to comply with applicable data protection and consumer privacy laws. We conduct external benchmarking, as well as privacy compliance audits, to stay abreast of developing privacy laws and understand developing risks, best practices and industry trends.
Third-Party Risk Management
We recognize the risks associated with the use of vendors, service providers, and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems. The Company has processes in place to oversee and manage these risks. We have an information risk management program that includes a vendor risk assessment process, whereby we systematically oversee and identify risks from cybersecurity threats related to our use of key third-party service providers.

Cybersecurity Governance
Our executive management team and Board of Directors oversee our policies with respect to risk assessment and the management of those risks that may be material to us, including cybersecurity risks. Our Board of Directors has delegated responsibility to the Audit Committee for the oversight of cybersecurity risks. While cybersecurity resilience is the responsibility of every employee and contractor, the cybersecurity program is led by the Chief Information Security Officer who reports to the Chief Information Officer. Our Chief Information Security Officer has extensive experience in network engineering and cybersecurity operations from both a practical and management standpoint. He leads global teams in cybersecurity and infrastructure operations and regularly attends training in cybersecurity and risk mitigation. The Information Technology (IT) Cybersecurity Risk Management Committee, comprising senior IT leaders, meets quarterly and reviews trending risks and remediation efforts, and reports to the Audit Committee. When necessary, we assign resources to mitigate and evaluate risks to the enterprise level as part of our Enterprise Risk Management program.
The Audit Committee receives a comprehensive annual report of cybersecurity risks, threat landscape, and overall program status. On an annual basis, the Chief Information Security Officer reports to the Audit Committee on various metrics on threat management, incident response and recovery planning, along with industry benchmarks. The Audit Committee reports on these matters to our Board of Directors as needed. In addition, the Chief Information Security Officer periodically presents directly to our Board of Directors on our cybersecurity program.
We believe that the risks from cybersecurity threats thus far, including any previous cybersecurity incidents, have no material impact on our business including our business strategy, financial condition or results of operations. For additional information about the cybersecurity risks, see Item 1A. Risk Factors.

Item 2. Properties
We own our principal manufacturing and fabrication facilities and periodically lease smaller facilities throughout the United States, Canada and the U.K. Our facilities are generally located in areas that are readily accessible to materials and labor pools and are maintained in good condition. These facilities are expected to meet our needs for the foreseeable future.
We own 100% of the offices and facilities in the following principal locations as of September 30, 2024:

Location	Description	Acres	Approximate Square Footage
Houston, TX	Corporate office and manufacturing facility	21.4	428,515
Houston, TX	Office and manufacturing facility	53.4	290,554
Houston, TX	Office, fabrication facility, bulkhead and yard	62.4	82,320
Houston, TX	Office and warehouse facility	9.3	37,200
North Canton, OH	Office and manufacturing facility	8.0	115,200
Northlake, IL	Office and manufacturing facility	10.0	103,500
Bradford, U.K.	Office and manufacturing facility	7.9	129,200
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	330,168

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

Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The current executive officers of Powell are as follows:

Name	Age*	Current Position with Powell
Brett A. Cope	56	President and Chief Executive Officer, Chairman of the Board
Michael W. Metcalf	57	Executive Vice President, Chief Financial Officer
Robert B. Callahan	67	Vice President, Chief Human Resources Officer and Chief Information Officer
*As of November 20, 2024.

There are no family relationships among any of the executive officers named above or any member of our Board of Directors. The Board of Directors annually appoints the executive officers to serve.

Brett A. Cope has served as Powell’s President and Chief Executive Officer since October 2016 and as the Chairman of the Board of Directors since 2019.

Michael W. Metcalf has served as Powell’s Executive Vice President, Chief Financial Officer since December 2018.

Robert B. Callahan has served as Powell’s Vice President, Chief Human Resource Officer since 2010, and became Vice President, Chief Human Resource Officer and Chief Information Officer in 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.”
Holders
As of November 18, 2024, there were 200 stockholders of record of our common stock.
Dividend Policy
We paid cash dividends to our common stockholders in each quarter of Fiscal 2024 and expect comparable cash dividend payments in the future. However, future cash dividend payments will depend on future earnings, capital requirements, financial condition and debt covenants.

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
In our Form 10-K for the fiscal year ended September 30, 2023, the performance graph included a peer index (the “Previous Industrial Electrical Equipment Group”) composed of Ameresco, Inc.; A.O. Smith Corporation; AZZ Inc.; Belden Inc.; CECO Environmental; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; Thermon Group Holdings Inc. and Woodward, Inc. As a continuing effort to align our peer group with our industry, market capitalization, location and other factors, we have replaced A.O. Smith Corporation with Sterling Infrastructure, Inc. Accordingly, the new Industrial Electrical Equipment Group is composed of Ameresco, Inc.; AZZ Inc.; Belden Inc.; CECO Environmental; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; Sterling Infrastructure, Inc.; Thermon Group Holdings Inc. and Woodward, Inc. (collectively, the “New Industrial Electrical Equipment Group”).
The following graph compares, for the period from October 1, 2019 to September 30, 2024, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group. The comparison assumes that $100 was invested on October 1, 2019, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2024 compared to the twelve months ended September 30, 2023 should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report. For discussion and analysis of our financial condition and results of operations for Fiscal Year 2023 as compared to Fiscal Year 2022, please refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 6, 2023. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Executive Overview
We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. We are headquartered in Houston, Texas and primarily serve the oil and gas and petrochemical markets, the electric utility market, and commercial and other industrial markets. Beyond these major markets, we also provide products and services to the light rail traction power market and other markets that include universities and government entities. We are continuously developing new channels to electrical markets through original equipment manufacturers and distribution market channels. For additional information on the markets we serve, see “Markets” in Part I, Item 1 of this Annual Report.
In Fiscal 2024, we reported revenues of $1.0 billion, net income of $149.8 million, and generated $108.7 million in cash from operating activities. As of September 30, 2024, we had total assets of $928.2 million.
Outlook
Our backlog was $1.3 billion as of September 30, 2024, of which approximately $849 million is expected to be recognized as revenue during our fiscal year ending September 30, 2025. Although current commercial activity remains active in most of the markets that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Oil and gas and petrochemical markets. Our order activity remains strong in these markets. The North American market is responding to increased international demand for LNG and gas-to-chemical processes utilizing low-cost gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes, and as a result, will continue to sustain our order activity associated with such markets. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have recently expanded our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
Electric utility market. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in this market.
Commercial and other industrial markets. We have experienced strong growth in these end markets driven by a mix of factors including increased investment in commercial and light industrial facilities for the production of various goods, the expansion of data centers and cloud computing, as well as the growing demand in industrial applications to support new technologies driving the energy transition. We are cautiously optimistic regarding the anticipated investment across AI applications that may drive data center growth and subsequently power generation demand.

Business Environment
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
We are subject to inflation, which can cause increases in our costs of labor, indirect expenses and raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings and operations in future periods.
During Fiscal 2024, we experienced commodity price volatility, in addition to the ongoing supply chain delays for specific engineered components that have been persistent. We are working closely with our suppliers to meet our customer commitments. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution, and as a result our gross margins have been improved in Fiscal 2024.

Results of Operations
Twelve Months Ended September 30, 2024 Compared to Twelve Months Ended September 30, 2023
Revenue and Gross Profit
Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information.
Revenues increased by 45%, or $313.0 million, to $1.0 billion in Fiscal 2024, primarily driven by the increase in project backlog resulting from large contracts awarded during Fiscal 2023 and strong bookings throughout Fiscal 2024. Domestic revenues increased by 52%, or $288.6 million, to $846.5 million in Fiscal 2024. International revenues increased by 17%, or $24.5 million, to $165.8 million in Fiscal 2024. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In Fiscal 2024, revenue from our core oil and gas market (excluding petrochemical) increased by 53%, or $144.1 million, to $417.2 million in Fiscal 2024; petrochemical market revenue increased by 97%, or $91.4 million, to $185.6 million; revenue from our electric utility market increased by 18%, or $28.1 million, to $186.5 million; commercial and other industrial market revenue increased by 44%, or $45.9 million, to $149.9 million; and revenue from all other markets combined increased by 23%, or $9.6 million to $51.1 million. These increases in revenue were driven by improved market conditions in most of our end markets, increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to expand our business into electric utility and commercial and other industrial markets. Revenue from our light rail traction power market decreased by 22%, or $6.1 million, to $22.0 million in Fiscal 2024 due to less project volume in this market. For additional information on the markets we serve, see “Markets” in Part I, Item 1 of this Annual Report.

Gross profit increased by 85%, or $125.5 million, to $273.1 million in Fiscal 2024. Gross profit as a percentage of revenues increased to 27% in Fiscal 2024 as compared to 21% in Fiscal 2023. This increase in gross profit is attributable to the higher volume levels across all of Powell's manufacturing facilities generating favorable volume leverage, strong project execution, and continuing effort to improve factory efficiencies while also managing product pricing that corresponds to current cost levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $6.1 million, to $84.9 million in Fiscal 2024, primarily due to increased compensation expense and higher spending on infrastructure improvements. Selling, general and administrative expenses as a percentage of revenues decreased to 8% in Fiscal 2024, compared to 11% in Fiscal 2023, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $46.2 million in Fiscal 2024, resulting in an effective tax rate of 24%, compared to an income tax provision of $14.4 million in Fiscal 2023 at an effective tax rate of 21%. In Fiscal 2024, the effective tax rate was favorably impacted by the estimated Research and Development (R&D) Tax Credit and tax benefits related to the vesting of restricted stock units. These items were offset by state income tax expense, certain non-deductible items, and the tax impact of U.S. global intangible income.
In Fiscal 2023, the effective tax rate approximated the U.S. federal statutory rate. The favorable impacts of the estimated R&D Tax Credit and the release of the valuation allowance previously recorded against the U.K. net deferred tax assets in the amount of $1.9 million were offset by state income tax expense, certain non-deductible items and the tax impact of U.S. global intangible income.
Net Income
In Fiscal 2024, we recorded net income of $149.8 million, or $12.29 per diluted share, compared to net income of $54.5 million, or $4.50 per diluted share in Fiscal 2023. This increase in net income is primarily due to higher revenues coupled with improved gross profit margins, as well as our disciplined cost structure.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at September 30, 2024 was $1.3 billion, consistent with our backlog at September 30, 2023. Bookings, net of cancellations and scope reductions, decreased by 24% in Fiscal 2024 to $1.1 billion, compared to $1.4 billion in Fiscal 2023. Despite strong bookings in Fiscal 2024, the decrease in bookings was due to a normalization of the oil and gas sector with fewer large orders awarded in this sector during Fiscal 2024.
Liquidity and Capital Resources
As of September 30, 2024, current assets exceeded current liabilities by 1.8 times.
Cash, cash equivalents and short-term investments increased to $358.4 million at September 30, 2024, compared to $279.0 million at September 30, 2023. This increase in cash, cash equivalents and short-term investments was primarily driven by our improved earnings due to increased project margins and volumes, partially offset by working capital allocated to projects in our order book, capital spending, as well as dividend payments. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond.
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment which added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. On June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average. On September 24, 2024, in connection with the expected discontinuation of the publication of the Bloomberg Short-Term Bank Yield Index Rate as administered by the Bloomberg Index Service Limited (BSBY), we further amended the U.S. Revolver by entering into a conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the BSBY as a benchmark rate with the Secured Overnight Financing Rate (SOFR) as administered by the Federal Reserve Bank of New York.
As of September 30, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $63.8 million. There was $86.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2024. For further information regarding our debt, see Notes G and H of Notes to Consolidated Financial Statements.
Approximately $77.7 million of our cash, cash equivalents and short-term investments at September 30, 2024 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
Cash Flows
Operating Activities
Operating activities provided net cash of $108.7 million during Fiscal 2024 and provided net cash of $182.6 million during Fiscal 2023. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The decrease in operating cash flow was primarily due to working capital impact as we allocate capital to the projects in the order book, partially offset by higher net income resulting from increased project volume and improved project margins.
Investing Activities
Investing activities used $21.9 million of cash during Fiscal 2024 and used $26.6 million in Fiscal 2023. The decrease in cash used in investing activities during Fiscal 2024 was primarily due to lower net purchase of short-term investments, partially offset by higher capital spending on property, plant and equipment in Fiscal 2024. During Fiscal 2024, our purchase of short-term investments was $9.7 million compared with net purchase of short-term investments of $18.8 million in Fiscal 2023. In July 2024, we made a cash purchase of land and buildings in Houston, Texas for $5.6 million to help further facilitate executing the current backlog as well as planning for modest future volume growth. In addition, we acquired intellectual property in December 2023 for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
Financing Activities
Net cash used in financing activities was $19.3 million during Fiscal 2024 compared to $13.1 million used during Fiscal 2023. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price during Fiscal 2024 compared to Fiscal 2023.
Planned Capital Spending
We have planned capital spending of approximately $11 million on a facility expansion project at our products factory in Houston. We expect to complete the expansion project by mid-Fiscal 2025. We have spent $1.5 million on the expansion project in Fiscal 2024.

Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $71.0 million as of September 30, 2024, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/ Bank Guarantees
Less than 1 year	$27,587
1 to 3 years	42,336
More than 3 years	1,064
Total commercial commitments	$70,987
We also had surety bonds totaling $426.8 million that were outstanding at September 30, 2024. Surety bonds are primarily used to guarantee our contract performance to our customers.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in commodity prices, foreign currency transactions and interest rates.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our gross margin. We enter into derivative contracts to hedge a portion of our exposure to commodity price risk. These contracts were immaterial to our earnings and cash flows for Fiscal 2024, 2023 and 2022. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. Even though we continue to experience price volatility with some of our key raw materials and components, with the consideration of our hedging strategy, we believe our exposure to commodity price risk is minimal.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. Our realized foreign exchange loss was $0.8 million and $0.4 million, respectively for Fiscal 2024 and Fiscal 2023. These losses were included in selling, general and administrative expenses in our Consolidated Statements of Operations. From time to time, our foreign subsidiaries may enter into foreign exchange forward contracts to hedge their foreign currency exposures, if any. These contracts were insignificant to our earnings and cash flows for Fiscal 2024, 2023 and 2022. We do not typically hedge our exposure to potential foreign currency translation adjustments.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $24.4 million as of September 30, 2024, a decrease of $2.5 million compared to September 30, 2023. This decrease in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. Because we did not have any outstanding borrowings under our U.S. Revolver as of both September 30, 2024 and 2023, we have not experienced any significant interest rate risk for each of the periods presented in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries, Inc. and its subsidiaries (the "Company") as of September 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Long-term fixed price contracts

As described in Notes B and E to the consolidated financial statements, approximately 95% of the Company’s total revenue of $1,012 million for the year ended September 30, 2024 was generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. Management believes that this method is the most accurate representation of performance, because it directly measures the value of the services transferred to the customer over time as costs are incurred on the contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. Management estimates the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of anticipated performance.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated costs at completion of the performance obligation and determination of total contract price. These procedures also included, among others, evaluating and testing management’s process for determining the estimated total cost and revenue for a sample of contracts, which included (i) obtaining executed purchase orders and agreements, (ii) evaluating the appropriateness of the method to measure estimated total cost and revenue, (iii) testing the completeness and accuracy of the underlying data used by management, and (iv) evaluating the reasonableness of significant assumptions related to the total estimated costs at completion and liquidated damages used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions related to estimated total cost involved assessing management’s ability to reasonably estimate total costs to complete and liquidated damages by testing management’s process to evaluate the remaining costs related to the performance obligation and evaluating the timely identification of circumstances which may warrant a modification to the total estimated costs or liquidated damages.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
November 20, 2024

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$315,331	$245,875
Short-term investments	43,061	33,134
Accounts receivable, less allowance for credit losses of $414 and $273, respectively	214,405	206,591
Contract assets	102,827	60,621
Inventories	85,873	63,865
Income taxes receivable	61	100
Prepaid expenses	7,487	5,419
Other current assets	7,436	6,380
Total Current Assets	776,481	621,985
Property, plant and equipment, net	103,421	97,625
Operating lease assets, net	1,216	1,436
Goodwill and intangible assets, net	1,503	1,003
Deferred income tax assets	27,246	17,064
Other assets	18,313	13,129
Total Assets	$928,180	$752,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$73,633	$56,666
Contract liabilities	287,763	279,796
Accrued compensation and benefits	33,777	29,947
Accrued product warranty	5,822	3,305
Current operating lease liabilities	595	773
Income taxes payable	8,983	6,517
Other current liabilities	17,442	18,682
Total Current Liabilities	428,015	395,686
Deferred compensation (Note J)	12,027	9,145
Long-term operating lease liabilities	621	663
Deferred income tax liabilities	2,708	—
Other long-term liabilities	1,736	1,722
Total Liabilities	445,107	407,216
Commitments and Contingencies (Note H)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,795,256 and 12,668,001, respectively Shares outstanding: 11,989,238 and 11,861,983, respectively	128	127
Additional paid-in capital	70,111	71,526
Retained earnings	462,194	325,281
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,361)	(26,909)
Total Stockholders' Equity	483,073	345,026
Total Liabilities and Stockholders' Equity	$928,180	$752,242

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2024	2023	2022
Revenues	$1,012,356	$699,308	$532,582
Cost of goods sold	739,268	551,755	447,564
Gross profit	273,088	147,553	85,018

Selling, general and administrative expenses	84,888	78,813	70,831
Research and development expenses	9,427	6,220	6,963
Operating income	178,773	62,520	7,224

Other expenses (income):
Other income	—	—	(2,285)
Interest income, net	(17,315)	(6,430)	(334)
Income before income taxes	196,088	68,950	9,843
Income tax provision (benefit)	46,240	14,425	(3,894)
Net income	$149,848	$54,525	$13,737

Earnings per share:
Basic	$12.51	$4.59	$1.16
Diluted	$12.29	$4.50	$1.15

Weighted average shares:
Basic	11,982	11,879	11,797
Diluted	12,188	12,120	11,943
Dividends per share	$1.0575	$1.0475	$1.0400

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2024	2023	2022
Net income	$149,848	$54,525	$13,737
Foreign currency translation adjustments	2,561	1,915	(8,689)
Gain (loss) on cash flow commodity hedge	—	325	(325)
Postretirement benefit adjustment, net of tax	(13)	(151)	372
Comprehensive income	$152,396	$56,614	$5,095

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2021	12,498	$125	$63,948	$282,505	(806)	$(24,999)	$(20,356)	$301,223
Net income	—	—	—	13,737	—	—	—	13,737
Foreign currency translation adjustments	—	—	—	—	—	—	(8,689)	(8,689)
Stock-based compensation	90	1	4,089	—	—	—	—	4,090
Shares withheld in lieu of employee tax withholding	—	—	(675)	—	—	—	—	(675)
Dividends	—	—	77	(12,604)	—	—	—	(12,527)
Loss on cash flow commodity hedge	—	—	—	—	—	—	(325)	(325)
Postretirement benefit adjustment, net of tax of $99	—	—	—	—	—	—	372	372
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	54,525	—	—	—	54,525
Foreign currency translation adjustments	—	—	—	—	—	—	1,915	1,915
Stock-based compensation	80	1	4,598	—	—	—	—	4,599
Shares withheld in lieu of employee tax withholding	—	—	(652)	—	—	—	—	(652)
Dividends	—	—	141	(12,882)	—	—	—	(12,741)
Gain on cash flow commodity hedge	—	—	—	—	—	—	325	325
Postretirement benefit adjustment, net of tax of $40	—	—	—	—	—	—	(151)	(151)
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	149,848	—	—	—	149,848
Foreign currency translation adjustments	—	—	—	—	—	—	2,561	2,561
Stock-based compensation	127	1	4,746	—	—	—	—	4,747
Shares withheld in lieu of employee tax withholding	—	—	(6,599)	—	—	—	—	(6,599)
Dividends	—	—	438	(12,935)	—	—	—	(12,497)
Postretirement benefit adjustment, net of tax of $4	—	—	—	—	—	—	(13)	(13)
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2024	2023	2022
Operating Activities:
Net income	$149,848	$54,525	$13,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,871	8,606	9,358
Gain on sale of division	—	—	(2,006)
Stock-based compensation	4,747	4,599	4,090
Unrealized mark-to-market gain on derivative contracts	(326)	—	—
Bad debt expense, net	278	(54)	162
Deferred income taxes	(7,474)	(7,847)	(4,861)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,309)	(99,718)	(31,629)
Contract assets and liabilities, net	(34,714)	227,598	3,122
Inventories	(21,818)	(13,276)	(21,426)
Income taxes	2,515	4,812	688
Prepaid expenses and other current assets	(3,090)	(3,253)	(2,577)
Accounts payable	16,346	(6,167)	18,594
Accrued liabilities	5,011	11,729	8,908
Other, net	(2,224)	999	258
Net cash provided by (used in) operating activities	108,661	182,553	(3,582)
Investing Activities:
Purchases of short-term investments	(42,855)	(33,515)	(22,381)
Maturities of short-term investments	33,107	14,748	26,320
Proceeds from sale of division	—	—	4,348
Purchases of property, plant and equipment	(11,983)	(7,819)	(2,451)
Proceeds from sale of property, plant and equipment	107	12	629
Purchase of intangible assets	(250)	—	—
Net cash provided by (used in) investing activities	(21,874)	(26,574)	6,465
Financing Activities:
Payments on industrial development revenue bonds	—	—	(400)
Shares withheld in lieu of employee tax withholding	(6,599)	(652)	(675)
Dividends paid	(12,653)	(12,407)	(12,233)
Net cash used in financing activities	(19,252)	(13,059)	(13,308)
Net increase (decrease) in cash and cash equivalents	67,535	142,920	(10,425)
Effect of exchange rate changes on cash and cash equivalents	1,921	1,001	(1,935)
Cash and cash equivalents at beginning of period	245,875	101,954	114,314
Cash and cash equivalents at end of period	$315,331	$245,875	$101,954

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
We are headquartered in Houston, Texas, and primarily serve the oil and gas and petrochemical markets, the electric utility market, and commercial and other industrial markets. Beyond these major markets, we also provide products and services to the light rail traction power market and other markets that include universities and government entities. We are continuously developing new channels to electrical markets through original equipment manufacturers and distribution market channels.
Our principal products include integrated power control room substations (PCRs®), custom-engineered modules, electrical houses (E-Houses), traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products are designed for application voltages ranging from 480 volts to 38,000 volts. Our product scope includes designs tested to meet both United States (U.S.) and international standards, under both the American National Standards Institute (ANSI) and International Electrotechnical Commission (IEC). We also provide spare parts, retrofit and retrofill components for existing systems, and replacement circuit breakers for obsolete switchgear no longer produced by the original manufacturer. Our principal services include field service inspection, installation, commissioning, modification and repair services. We seek to establish long-term relationships with the end users of our systems as well as design and construction engineering firms contracted by those end users. We believe that our culture of safety and focus on customer satisfaction, along with our financial strength, allow us to continue to capitalize on opportunities in the industries we serve.
References to Fiscal 2024, Fiscal 2023 and Fiscal 2022 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2024, 2023 and 2022, respectively.

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
Short-term investments – Short-term investments include time deposits with original maturities of three months or more.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2024	2023	2022
Cash paid (received) during the period for:
Interest received, net of interest expense	$(15,641)	$(5,465)	$(334)
Income taxes paid, net of refunds	50,919	17,232	533
Non-cash capital expenditures	361	183	1,133
Fair Value of Financial Instruments
Financial instruments include cash, cash equivalents, short-term investments, receivables, deferred compensation, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, their book values are representative of their fair values.
Accounts Receivable
Accounts receivable are stated net of allowances for credit losses. We maintain and continually assess the adequacy of the allowance for credit losses representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. As of September 30, 2024 and 2023, we had retention amounts of $7.1 million and $7.4 million, respectively. Of the retained amount at September 30, 2024, $6.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.0 million is recorded in other assets and is expected to be collected beyond September 30, 2025.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $9.4 million, $6.2 million and $7.0 million in Fiscal 2024, 2023 and 2022, respectively.
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

In March 2024, the SEC adopted final rules designed to enhance and standardize disclosures related to the risks and impacts of climate-related matters. The final rules require registrants to disclose certain climate-related information in registration statements and annual reports. Such information relates to climate-related risks and risk management processes for, and governance and oversight activities of, such risks. The final rules also include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. In addition, larger registrants will be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. These disclosure requirements were scheduled to be effective for the Company's fiscal year beginning October 1, 2025. However, in April 2024, the SEC voluntarily stayed the final rules as a result of pending legal challenges. We are currently evaluating the impacts of the final rules on our consolidated financial statements and related disclosures.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2024	2023	2022
Numerator:
Net income	$149,848	$54,525	$13,737
Denominator:
Weighted average basic shares	11,982	11,879	11,797
Dilutive effect of restricted stock and restricted stock units	206	241	146
Weighted average diluted shares	12,188	12,120	11,943

Earnings per share:
Basic	$12.51	$4.59	$1.16
Diluted	$12.29	$4.50	$1.15

D. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2024	2023
Raw materials, parts and sub-assemblies	$92,314	$68,631
Work-in-progress	920	1,379
Provision for excess and obsolete inventories	(7,361)	(6,145)
Total inventories	$85,873	$63,865

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2024	2023	Asset Lives
Land	$24,110	$21,526	—
Buildings and improvements	127,094	121,454	3 – 39 Years
Machinery and equipment	94,889	92,477	3 – 15 Years
Furniture and fixtures	2,885	3,726	3 – 10 Years
Construction in process	3,317	4,129	—
	$252,295	$243,312
Less: Accumulated depreciation	(148,874)	(145,687)
Total property, plant and equipment, net	$103,421	$97,625
There were no assets under finance lease as of September 30, 2024 or September 30, 2023. Depreciation expense was $6.9 million, $8.6 million and $9.4 million for fiscal years 2024, 2023, and 2022, respectively.
On July 1, 2024, we acquired land and buildings in Houston, Texas, for a total cash purchase price of approximately $5.6 million to help further facilitate executing the current backlog as well as planning for modest future volume growth.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2024	2023
Balance at beginning of period	$3,305	$2,345
Increase to warranty expense	7,525	3,752
Deduction for warranty charges	(5,039)	(2,800)
Change due to foreign currency translation	31	8
Balance at end of period	$5,822	$3,305

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

Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% and 94% of revenues for the years ended September 30, 2024 and September 30, 2023, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% and 6% of revenues for the years ended September 30, 2024 and September 30, 2023, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2024, we had backlog of $1.3 billion, of which approximately $848.5 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2024 and 2023, our operating results were positively impacted by $16.9 million and $13.6 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Project cancellations increased gross profit by $2.2 million and $4.3 million, respectively, for the years ended September 30, 2024 and September 30, 2023. Gross unfavorable changes in contract estimates were immaterial for the years ended September 30, 2024 and 2023.

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
Contract assets and liabilities as of September 30, 2024 and September 30, 2023 are summarized below (in thousands):

	September 30,
	2024	2023
Contract assets	$102,827	$60,621
Contract liabilities	(287,763)	(279,796)
Net contract liability	$(184,936)	$(219,175)
Our net contract billing position remained a net liability at both September 30, 2024 and September 30, 2023, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2024, we recognized revenue of $246.2 million that was related to contract liabilities outstanding at September 30, 2023.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of September 30, 2024 and September 30, 2023, we had retention amounts of $7.1 million and $7.4 million, respectively. Of the retained amount at September 30, 2024, $6.1 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $1.0 million is recorded in other assets.

Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
United States	$846,526	$557,934	$404,973
Canada	106,521	84,090	81,218
Europe	31,388	26,699	17,699
Middle East and Africa	13,440	14,998	20,712
Mexico, Central and South America	7,631	9,399	3,095
Asia/Pacific	6,850	6,188	4,885
Total revenues by geographic destination	$1,012,356	$699,308	$532,582

	2024	2023	2022
Oil and gas (excludes petrochemical)	$417,170	$273,117	$215,235
Petrochemical	185,606	94,188	66,538
Electric utility	186,547	158,400	122,361
Commercial and other industrial	149,899	103,966	56,448
Light rail traction power	22,019	28,112	44,930
All others	51,115	41,525	27,070
Total revenues by market sector	$1,012,356	$699,308	$532,582

F. Goodwill and Intangible Assets
In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash at the acquisition date. The intellectual property is not yet subject to amortization. Our intangible assets also include goodwill of $1.0 million, which is not being amortized. No impairment expense has been recorded for the last three fiscal years.

G. Long-Term Debt
U.S. Revolver
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment which added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60.0 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
On June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average. On September 24, 2024, in connection with the expected discontinuation of the publication of the Bloomberg Short-Term Bank Yield Index Rate as administered by the Bloomberg Index Service Limited (BSBY), we further amended the U.S. Revolver by entering into a conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the BSBY as a benchmark rate with the Secured Overnight Financing Rate (SOFR) as administered by the Federal Reserve Bank of New York.

As of September 30, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $63.8 million. There was $86.2 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2024.
As of September 30, 2024, we are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $60 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a "material adverse effect" clause which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under the U.S. Revolver. As of September 30, 2024, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the BSBY rate plus 1.00%. The BSBY rate will be replaced by the SOFR rate, effective November 20, 2024. The applicable rate is generally a range from 0% to 2% depending on the type of loan and the Company's consolidated net leverage ratio.
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

H. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $63.8 million as of September 30, 2024. We also had outstanding surety bonds totaling $426.8 million, with additional bonding capacity of $773.2 million available, at September 30, 2024. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $20.1 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2024, we had outstanding guarantees totaling $7.2 million, with additional capacity of $12.9 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2024, we were in compliance with all of the financial covenants of the Facility Agreement.

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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2024, certain contracts had a probable exposure to liquidated damage claims of $4.1 million, which could possibly increase to $4.6 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $3.2 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$45,271	$18,129	$557
State	8,101	4,036	403
Foreign	342	107	7
	53,714	22,272	967
Deferred:
Federal	(11,872)	(7,458)	(154)
State	(1,620)	(1,499)	(41)
Foreign	6,018	1,110	(4,666)
	(7,474)	(7,847)	(4,861)
Total income tax provision (benefit)	$46,240	$14,425	$(3,894)
Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
U.S.	$167,887	$56,923	$3,175
Foreign	28,201	12,027	6,668
Income before income taxes	$196,088	$68,950	$9,843

A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision (benefit) in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2024	2023	2022
Statutory rate	21%	21%	21%
State income taxes, net of federal benefit	3	3	3
Research and development credit	(1)	(2)	(14)
Foreign rate differential	—	—	1
Valuation allowance	—	(3)	(62)
Deferred tax rate differential	—	—	(1)
Non-deductible expenses	1	1	9
Impact of U.S. global intangible taxes and benefits	1	1	3
Stock-based compensation	(1)	—	—
Effective rate	24%	21%	(40)%

Our income tax provision reflects an effective tax rate on pre-tax results of 24% in Fiscal 2024 compared to 21% and negative 40% in Fiscal 2023 and 2022, respectively. The income tax provision for Fiscal 2024 was favorably impacted by the current year estimated Research and Development (R&D) Tax Credit and benefits related to the vesting of restricted stock units. These items were offset by state income tax expense, the tax expense related to certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

The income tax provision for Fiscal 2023 was favorably impacted by the reversal of a valuation allowance on the United Kingdom (U.K.) deferred tax assets that were previously fully reserved, in addition to the estimated R&D Tax Credit. These items were offset by state tax expense, the tax expense related to certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

The income tax benefit for Fiscal 2022 was largely a result of the reversal of a valuation allowance on the Canadian deferred tax assets that were previously fully reserved, in addition to the estimated R&D Tax Credit. These items were partially offset by the tax expense related to certain nondeductible expenses, the gain on the disposition of a small, non-core division of our Canadian operations and an income inclusion related to U.S. global intangible income.

We record and maintain valuation allowances against the deferred tax assets of various foreign jurisdictions until sufficient evidence is available to demonstrate that it is more likely than not that the net deferred tax assets will be recognized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During Fiscal 2024, management determined that there was sufficient positive evidence to conclude that certain Canadian tax credits in the amount of $0.5 million were realizable. The determination was based on the operating results of the past three years and the anticipated future taxable income from our Canadian operations. The release of the valuation allowance resulted in a $0.5 million tax benefit and a corresponding increase in the deferred tax assets.

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
We have not recorded deferred income taxes on $23.0 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. The significant jurisdictions that remain open to examination are as follows: Canada 2017 – 2023, U.K. 2023 and

U.S. federal and state 2020 – 2023. As of September 30, 2024, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities was as follows (in thousands):

	September 30,
	2024	2023
Deferred Tax Assets:
Research and experimental expenditures(1)	$12,552	$8,118
Long-term contracts	7,480	—
Deferred compensation	2,868	2,274
Uniform capitalization and inventory	1,511	1,253
Credit carryforwards	1,304	1,378
Warranty accrual	1,304	752
Stock-based compensation	1,269	1,555
Net operating loss	1,248	7,432
Reserve for accrued employee benefits	1,029	988
Other	655	317
Deferred tax assets	$31,220	$24,067
Deferred Tax Liabilities:
Depreciation and amortization(1)	$(3,773)	$(3,545)
Retention and other	(1,310)	(1,491)
Deferred tax liabilities	$(5,083)	$(5,036)
Less: valuation allowance	(1,599)	(1,967)
Net deferred tax asset	$24,538	$17,064

(1)Certain prior year amounts have been reclassified for consistency with the current year presentation.

We have deferred tax assets related to international net operating loss carryforwards of $0.5 million that are not reserved with a valuation allowance available to offset future tax liabilities in the respective jurisdictions. The majority of these net operating loss carryforwards are related to our Canadian operations and expire beginning in 2035. The remaining unreserved net operating loss carryforwards related to other jurisdictions have an indefinite carryforward period. As of September 30, 2024, the majority of our tax credit carryforwards are fully reserved with a valuation allowance.

The net decrease in the total valuation allowance during the year was $0.4 million, which was largely a result of the reversal of the Canadian valuation allowance on certain tax credits. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2024	2023	2022
Balance at beginning of period	$1,889	$1,377	$1,409
Increases related to tax positions taken during the current period	460	400	240
Increases related to tax positions taken during a prior period	70	112	92
Decreases related to expiration of statute of limitations	(680)	—	(327)
Decreases related to settlement with taxing authorities	—	—	(37)
Balance at end of period	$1,739	$1,889	$1,377
Included in the balance of unrecognized tax benefits at the end of Fiscal 2024, 2023, and 2022 are $1.5 million, $1.6 million, and $1.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2024 was not material.

Management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain federal statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of fiscal years ended September 30, 2021 – 2024.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401k plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $4.4 million, $3.4 million and $3.0 million in Fiscal 2024, 2023 and 2022, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of highly compensated individuals (as defined). The plan permits the deferral of up to 50% of a participant’s base salary and 100% of a participant’s annual incentive. The deferrals are held in a separate irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in the Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative expenses line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue code. We recorded net compensation expense adjustments of $0.2 million related to this plan in Fiscal 2024 and $0.8 million in Fiscal 2023. At September 30, 2024, total assets held in the Rabbi Trust were $12.3 million and recorded in other assets and the liability was $12.0 million and recorded in deferred compensation in our Consolidated Balance Sheets. The $12.3 million of assets held in the Rabbi Trust is invested in company-owned life insurance policies.
Retiree Medical Plan
We have an unfunded plan that extends health benefits to retirees that are also available to active employees under our existing health plans. The current plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. Effective January 1, 2023, eligibility for postretirement medical benefits changed to age 60 with 10 years of continuous service. Employees who are under age 50 as of January 1, 2023 or who are hired after January 1, 2023 are no longer eligible for postretirement medical benefits. The retiree is required to pay the COBRA rate less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.3 million as of September 30, 2024 and $0.5 million as of September 30, 2023. Our net periodic postretirement costs were immaterial for all periods presented in the Consolidated Statements of Operations. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

K. Stock-Based Compensation
We have the following stock-based compensation plans:
Restricted Stock Units
In February 2014, our stockholders approved and adopted at the Annual Meeting of Stockholders the 2014 Equity Incentive Plan (the 2014 Plan), which replaced our 2006 Equity Compensation Plan (2006 Plan). Persons eligible to receive awards under the 2014 Plan include our officers and employees. The 2014 Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs) and performance-based awards, as well as certain other awards. In February 2023, our stockholders approved an amendment to the 2014 Plan that extended the term of the 2014 Plan by five years and increased the number of shares of common stock that may be issued under the plan by 600,000 shares for a total of 1,350,000 shares.
In accordance with the 2014 Plan, the Compensation and Human Capital Committee has authorized grants of RSUs to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market on the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. Fifty percent of the grant is time-based and vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining fifty percent of the grant is earned based on the three-year earnings and safety performance of the Company following the grant date. At September 30, 2024, there were 192,011 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2023	292,497	$22.90
Granted	44,670	89.23
Vested	(143,431)	25.98
Forfeited/canceled	(1,725)	74.22
Outstanding at September 30, 2024	192,011	$35.38
Restricted Stock
In February 2022, our stockholders approved an amendment to the 2014 Non-Employee Director Equity Incentive Plan (the 2014 Director Plan) that extended the term of the 2014 Director Plan by ten years and increased the number of shares of common stock that may be issued under the 2014 Director Plan by 200,000 shares for a total of 350,000 shares. The plan is administered by the Compensation and Human Capital Committee. Eligibility to participate in the plan is limited to those individuals who are members of the Board of Directors of the Company and who are not employees of the Company or any affiliate of the Company.
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and stock appreciation rights) is 4,000 shares. In December 2023, the Company's Compensation and Human Capital Committee revised the non-employee directors' annual restricted stock compensation from a fixed-shares arrangement to a fixed-value arrangement, retrospectively effective on October 1, 2023. Prior to October 1, 2023, each non-employee director received 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors was vested immediately, while the remaining fifty percent vested on the anniversary of the grant date. Compensation expense was recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent was recognized over the remaining vesting period. Subsequent to October 1, 2023, each non-employee director shall receive restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first.
Under this 2014 Director Plan, in February 2024, 4,620 shares of restricted stock were issued to our non-employee directors at a price of $153.81 per share. In February 2023, we issued 16,800 shares of restricted stock to our non-employee directors at a price of $43.22 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 185,980 shares as of September 30, 2024. At September 30, 2024 and 2023, there were 4,620 shares and 8,400 shares, respectively, of unvested restricted stock outstanding.
Compensation Expense
Total compensation expense related to restricted stock grants under all plans was $0.6 million, $0.6 million and $0.4 million for the years ended September 30, 2024, 2023 and 2022, respectively. Total compensation expense related to RSUs under all plans was $4.2 million, $4.0 million and $3.7 million for the years ended September 30, 2024, 2023 and 2022, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2024 and 2023, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $2.1 million and $1.4 million, respectively. As of September 30, 2024, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately five months and 1.23 years, respectively.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value Measurements at September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2024
Assets:
Cash and cash equivalents	$315,331	$—	$—	$315,331
Short-term investments	43,061	—	—	43,061
Rabbi trust assets	—	12,324	—	12,324
Liabilities:
Deferred compensation	—	12,027	—	12,027

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
There were no transfers between levels within the fair value measurement hierarchy during the year ended September 30, 2024.

M. Leases

Our leases consist primarily of office space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the years ended September 30, 2024, 2023 and 2022 respectively (in thousands):

Lease Cost	2024	2023	2022
Operating lease cost	$920	$1,457	$2,146
Less: sublease income	—	(515)	(685)
Variable lease cost(1)	108	369	457
Short-term lease cost(2)	2,476	1,864	1,643
Total lease cost	$3,504	$3,175	$3,561

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively (in thousands):

	September 30,
Operating Leases	2024	2023
Assets:
Operating lease assets, net	$1,216	$1,436
Liabilities:
Current operating lease liabilities	595	773
Long-term operating lease liabilities	621	663
Total lease liabilities	$1,216	$1,436

The following table provides the maturities of our operating lease liabilities as of September 30, 2024 (in thousands):

Operating Leases
2025	$633
2026	382
2027	202
2028	53
2029	30
Thereafter	—
Total future minimum lease payments	$1,300
Less: present value discount (imputed interest)	(84)
Present value of lease liabilities	$1,216

The weighted average discount rates as of September 30, 2024 and 2023 were 5.44% and 3.32%, respectively. The weighted average remaining lease term was 2.47 years and 2.67 years, respectively, at September 30, 2024 and 2023.

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
Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2024	2023	2022
United States	$846,526	$557,934	$404,973
Canada	106,521	84,090	81,218
Europe	31,388	26,699	17,699
Middle East and Africa	13,440	14,998	20,712
Mexico, Central and South America	7,631	9,399	3,095
Asia/Pacific	6,850	6,188	4,885
Total revenues	$1,012,356	$699,308	$532,582

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2024	2023
Long-lived assets:
United States	$64,560	$58,514
Canada	34,456	35,214
United Kingdom	4,405	3,897
Total	$103,421	$97,625

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2024 and 2023 (in thousands, except per share data):

	2024 Quarters
	First(1)	Second	Third	Fourth(2)	2024
Revenues	$194,017	$255,108	$288,168	$275,063	$1,012,356
Gross profit	48,194	62,720	81,740	80,434	273,088
Net income	24,085	33,488	46,223	46,052	149,848
Earnings per share:
Basic	$2.02	$2.79	$3.85	$3.84	$12.51
Diluted	$1.98	$2.75	$3.79	$3.77	$12.29

(1) The results for the first quarter of Fiscal 2024 demonstrated normal seasonality and were negatively impacted by holidays and work schedules compared to other quarterly periods.
(2) The results for the fourth quarter of Fiscal 2024 were positively impacted by project cancellations of $2.2 million.

	2023 Quarters
	First(1)	Second(2)	Third(3)	Fourth(4)	2023
Revenues	$126,858	$171,444	$192,365	$208,641	$699,308
Gross profit	19,464	33,437	42,670	51,982	147,553
Net income	1,162	8,473	18,454	26,436	54,525
Earnings per share:
Basic	$0.10	$0.71	$1.55	$2.22	$4.59
Diluted	$0.10	$0.70	$1.52	$2.17	$4.50

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

Q.  Subsequent Event
Quarterly Dividend Declared
On November 5, 2024, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2650 per share. The dividend is payable on December 18, 2024 to shareholders of record at the close of business on November 20, 2024.

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
Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a–15(f) under the Exchange Act. Our system of internal control was designed using a top-down risk-based approach to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective due to changes in conditions or deterioration in the degree of compliance with the policies or procedures.
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2024, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their attestation report on the effectiveness of our internal control over financial reporting as of September 30, 2024, which appears in their report on the financial statements included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the fourth quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2024.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2024.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2024.

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

3.2	—	Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed October 12, 2012, and incorporated herein by reference).

3.3	—	Amendment No. 1 to Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 26, 2021, and incorporated herein by reference).

**4	—	Description of Powell Industries, Inc.'s Common Stock

*10.1	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

*10.2	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.3	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.4	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.5	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.6	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.7	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.8	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.9	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.10	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

*10.11	—	Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

Number		Description of Exhibits
10.12	—
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

10.13	—	First Amendment to Credit Agreement dated March 12, 2021 (filed as Exhibit 10.1 to our Form 8-K filed March 16, 2021 and incorporated herein by reference).

10.14	—
LIBOR Transition Amendment, dated December 31, 2021, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 10-Q filed February 9, 2022 and incorporated herein by reference).

10.15	—
LIBOR Transition Amendment, dated November 10, 2022, by and between the Company, as Borrower, certain subsidiaries of the Company identified therein, as Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 10-Q filed February 1, 2023 and incorporated herein by reference).

10.16	—	Second Amendment to Credit Agreement, dated March 31, 2023 (filed as Exhibit 10.1 to our Form 8-K filed April 6, 2023 and incorporated herein by reference).

*10.17	—	First Amendment to Powell Industries, Inc. 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.2 to our Form S-8 filed February 9, 2023 and incorporated herein by reference).

*10.18	—	First Amendment to Powell Industries, Inc. 2014 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed February 16, 2023 and incorporated herein by reference).

10.19	—	Third Amendment to Credit Agreement, dated October 4, 2023 (filed as Exhibit 10.29 to our Form 10-K filed December 6, 2023 and incorporated herein by reference).

10.20	—
Canadian Benchmark Replacement Conforming Changes Amendment, dated June 26, 2024, by and between the Company, as Borrower, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to our Form 10-Q filed July 31, 2024).

**10.21	—	Conforming Changes Amendment, dated September 24, 2024, by and between the Company, as Borrower, and Bank of America, N.A., as Administrative Agent.

**19	—	Insider Trading Policy effective September 1, 2022.

**21.1	—	Subsidiaries of Powell Industries, Inc.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

***32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	Executive Recoupment Policy effective September 20, 2023 (filed as Exhibit 97 to our Form 10-K filed December 6, 2023 and incorporated herein by reference).

**101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

**104	—	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Management contracts and compensatory plans or arrangements.
**	Filed herewith.
***	Furnished herewith.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Michael W. Metcalf

/s/Alaina K. Brooks	Director
Alaina K. Brooks

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Katheryn B. Curtis	Director
Katheryn B. Curtis

/s/ James W. McGill	Director
James W. McGill

/s/ Mohit Singh	Director
Mohit Singh

/s/ John G. Stacey	Director
John G. Stacey

/s/ Richard E. Williams	Director
Richard E. Williams
Date: November 20, 2024