Form 10-Q
period 2024-12-31
POWELL INDUSTRIES INC
filed 2025-02-07
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 3, 2025, there were 12,064,723 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2024	September 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$325,598	$315,331
Short-term investments	47,799	43,061
Accounts receivable, less allowance for credit losses of $446 and $414, respectively	193,266	214,405
Contract assets	92,349	102,827
Inventories	88,108	85,873
Income taxes receivable	28	61
Prepaid expenses	7,572	7,487
Other current assets	7,216	7,436
Total Current Assets	761,936	776,481
Property, plant and equipment, net	101,957	103,421
Operating lease assets, net	1,365	1,216
Goodwill and intangible assets, net	1,503	1,503
Deferred income tax assets	28,275	27,246
Other assets	17,639	18,313
Total Assets	$912,675	$928,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$65,007	$73,633
Contract liabilities	282,595	287,763
Accrued compensation and benefits	12,680	33,777
Accrued product warranty	6,106	5,822
Current operating lease liabilities	630	595
Income taxes payable	12,321	8,983
Other current liabilities	17,330	17,442
Total Current Liabilities	396,669	428,015
Deferred compensation	12,999	12,027
Long-term operating lease liabilities	735	621
Deferred income tax liabilities	3,750	2,708
Other long-term liabilities	2,190	1,736
Total Liabilities	416,343	445,107
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,870,741 and 12,795,256, respectively Shares outstanding: 12,064,723 and 11,989,238, respectively	129	128
Additional paid-in capital	59,959	70,111
Retained earnings	493,673	462,194
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(32,430)	(24,361)
Total Stockholders' Equity	496,332	483,073
Total Liabilities and Stockholders' Equity	$912,675	$928,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2024	2023
Revenues	$241,431	$194,017
Cost of goods sold	181,907	145,823
Gross profit	59,524	48,194

Selling, general and administrative expenses	21,476	20,347
Research and development expenses	2,476	1,967
Operating income	35,572	25,880

Other expenses (income):
Interest income, net	(3,865)	(3,998)
Income before income taxes	39,437	29,878
Income tax provision	4,674	5,793
Net income	$34,763	$24,085

Earnings per share:
Basic	$2.89	$2.02
Diluted	$2.86	$1.98

Weighted average shares:
Basic	12,037	11,941
Diluted	12,152	12,174
Dividends per share	$0.2650	$0.2625

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Net income	$34,763	$24,085
Foreign currency translation adjustments	(8,069)	3,085
Comprehensive income	$26,694	$27,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	76	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	12,871	$129	$59,959	$493,673	(806)	$(24,999)	$(32,430)	$496,332

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	24,085	—	—	—	24,085
Foreign currency translation adjustments	—	—	—	—	—	—	3,085	3,085
Stock-based compensation	98	—	1,657	—	—	—	—	1,657
Shares withheld in lieu of employee tax withholding	—	—	(4,752)	—	—	—	—	(4,752)
Dividends	—	—	423	(3,204)	—	—	—	(2,781)
Balance, December 31, 2023	12,766	$127	$68,854	$346,162	(806)	$(24,999)	$(23,824)	$366,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2024	2023
Operating Activities:
Net income	$34,763	$24,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,755	1,641
Stock-based compensation	1,513	1,657
Unrealized mark-to-market loss on derivative contracts	194	41
Bad debt recovery, net	(90)	(29)
Deferred income taxes	13	(165)
Changes in operating assets and liabilities:
Accounts receivable, net	19,042	38,095
Contract assets and liabilities, net	5,942	41,711
Inventories	(3,143)	(5,604)
Income taxes	3,377	5,508
Prepaid expenses and other current assets	(6)	(826)
Accounts payable	(8,162)	(6,992)
Accrued liabilities	(20,797)	(16,387)
Other, net	2,671	1,163
Net cash provided by operating activities	37,072	83,898
Investing Activities:
Purchases of short-term investments	(19,828)	—
Maturities of short-term investments	12,523	—
Purchases of property, plant and equipment	(2,189)	(1,235)
Purchase of intangible assets	—	(250)
Net cash used in investing activities	(9,494)	(1,485)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(11,995)	(4,752)
Dividends paid	(3,185)	(3,124)
Net cash used in financing activities	(15,180)	(7,876)
Net increase in cash and cash equivalents	12,398	74,537
Effect of exchange rate changes on cash and cash equivalents	(2,131)	988
Cash and cash equivalents at beginning of period	315,331	245,875
Cash and cash equivalents at end of period	$325,598	$321,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

A. Overview and Summary of Significant Accounting Policies
Overview
Powell Industries, Inc. (we, us, our, Powell or the Company) is a Delaware corporation founded by William E. Powell in 1947. We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell Canada Inc.; Powell (UK) Limited; and Powell Industries International, B.V.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the Securities and Exchange Commission (SEC) on November 20, 2024.
References to Fiscal 2025 and Fiscal 2024 used throughout this report shall mean the current fiscal year ending September 30, 2025 and the prior fiscal year ended September 30, 2024, respectively.
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

Accounting Standards Updates and Disclosure Rules Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that public entities disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) on an annual and interim basis. It also requires that public entities disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and resource allocation. Additionally, it requires that all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impacts of the new standard.

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

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires additional qualitative and quantitative information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. In January 2025, the FASB further clarified the effective date for interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impacts of the new standard.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2024	2023
Numerator:
Net income	$34,763	$24,085
Denominator:
Weighted average basic shares	12,037	11,941
Dilutive effect of restricted stock and restricted stock units	115	233
Weighted average diluted shares	12,152	12,174
Earnings per share:
Basic	$2.89	$2.02
Diluted	$2.86	$1.98

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2024	September 30, 2024
Raw materials, parts and sub-assemblies	$94,785	$92,314
Work-in-progress	1,163	920
Provision for excess and obsolete inventories	(7,840)	(7,361)
Total inventories	$88,108	$85,873

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	December 31, 2024	September 30, 2024
Land	$23,684	$24,110
Buildings and improvements	124,474	127,094
Machinery and equipment	93,923	94,889
Furniture and fixtures	2,828	2,885
Construction in process	5,816	3,317
	$250,725	$252,295
Less: Accumulated depreciation	(148,768)	(148,874)
Total property, plant and equipment, net	$101,957	$103,421

There were no assets under finance lease as of December 31, 2024 or September 30, 2024.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2024	2023
Balance at beginning of period	$5,822	$3,305
Increase to warranty expense	1,497	1,127
Deduction for warranty charges	(1,149)	(774)
Change due to foreign currency translation	(64)	22
Balance at end of period	$6,106	$3,680

D. Revenue
Revenue Recognition
Our revenues are primarily generated from the manufacturing of custom-engineered products and systems under long-term, fixed-price contracts under which we agree to manufacture various products such as traditional and arc-resistant distribution switchgear and control gear, medium-voltage circuit breakers, monitoring and control communications systems, motor control centers, switches and bus duct systems. These products may be sold separately as an engineered solution but are typically integrated into custom-built enclosures which we also build. These enclosures are referred to as power control room substations (PCRs®), custom-engineered modules or electrical houses (E-Houses). Some contracts may also include the installation and the commissioning of these enclosures.
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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 97% and 94% of revenues for the three months ended December 31, 2024 and December 31, 2023, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 3% and 6% of revenues for the three months ended December 31, 2024 and December 31, 2023, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2024, we had backlog of $1.3 billion, of which approximately $893 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers.

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
For the three months ended December 31, 2024 and 2023, our operating results were positively impacted by $2.4 million and $5.4 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the three months ended December 31, 2024 and 2023.
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

Contract assets and liabilities as of December 31, 2024 and September 30, 2024 are summarized below (in thousands):

	December 31, 2024	September 30, 2024
Contract assets	$92,349	$102,827
Contract liabilities	(282,595)	(287,763)
Net contract liability	$(190,246)	$(184,936)
Our net contract billing position remained a net liability at both December 31, 2024 and September 30, 2024, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2024, we recognized revenue of $116.9 million that was related to contract liabilities outstanding at September 30, 2024.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of December 31, 2024 and September 30, 2024, we had retention amounts of $7.5 million and $7.1 million, respectively. Of the retained amount at December 31, 2024, $6.7 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.8 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2024 and 2023 (in thousands):

	Three months ended December 31,
	2024	2023
United States	$197,772	$159,860
Canada	31,694	20,350
Europe	5,528	6,532
Middle East and Africa	4,558	3,275
Mexico, Central and South America	299	2,657
Asia/Pacific	1,580	1,343
Total revenues by geographic destination	$241,431	$194,017

	Three months ended December 31,
	2024	2023
Oil and gas (excludes petrochemical)	$95,679	$83,636
Petrochemical	33,183	28,367
Electric utility	51,240	40,703
Commercial and other industrial	44,300	24,672
Light rail traction power	8,228	4,345
All others	8,801	12,294
Total revenues by market sector	$241,431	$194,017

E. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of December 31, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $56.1 million. There was $93.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2024.
As of December 31, 2024, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $56.1 million as of December 31, 2024. We also had surety bonds totaling $432.1 million that were outstanding, with additional bonding capacity of $767.9 million available, at December 31, 2024. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have an $18.8 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2024, we had outstanding guarantees totaling $7.7 million, with an additional capacity of $11.1 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2024, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of December 31, 2024, certain contracts had a probable exposure to liquidated damages claims of $2.4 million, which could possibly increase to $3.1 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $2.0 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At December 31, 2024, there were 119,216 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2024 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2024	192,011	$35.38
Granted	19,600	182.14
Vested	(91,332)	30.18
Forfeited/canceled	(1,063)	45.09
Outstanding at December 31, 2024	119,216	$63.72

During the three months ended December 31, 2024 and 2023, we recorded compensation expense of $1.3 million and $1.6 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. During the three months ended December 31, 2024 and 2023, we recorded compensation expense of $0.2 million and less than $0.1 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Assets:
Cash and cash equivalents	$325,598	$—	$—	$325,598
Short-term investments	47,799	—	—	47,799
Rabbi trust assets	—	12,037	—	12,037
Liabilities:
Deferred compensation	—	12,999	—	12,999
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2024.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three months ended December 31, 2024 and 2023, respectively (in thousands):

	Three months ended December 31,
Lease Cost	2024	2023
Operating lease cost	$198	$256
Less: sublease income	—	—
Variable lease cost(1)	34	30
Short-term lease cost(2)	639	400
Total lease cost	$871	$686

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024, respectively (in thousands):

Operating Leases	December 31, 2024	September 30, 2024
Assets:
Operating lease assets, net	$1,365	$1,216
Liabilities:
Current operating lease liabilities	630	595
Long-term operating lease liabilities	735	621
Total lease liabilities	$1,365	$1,216

The following table provides the maturities of our operating lease liabilities as of December 31, 2024 (in thousands):

Operating Leases
Remainder of 2025	$558
2026	493
2027	319
2028	71
2029	28
Thereafter	—
Total future minimum lease payments	$1,469
Less: present value discount (imputed interest)	(104)
Present value of lease liabilities	$1,365

The weighted average discount rate as of December 31, 2024 was 6.13%. The weighted average remaining lease term was 2.46 years at December 31, 2024.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2024	2023
Income before income taxes	$39,437	$29,878

Income tax provision	4,674	5,793

Net income	$34,763	$24,085

Effective tax rate	12%	19%

Our income tax provision reflects an effective tax rate on pre-tax income of 12% for the three months ended December 31, 2024 compared to 19% for the three months ended December 31, 2023. The effective tax rates for the first quarter of Fiscal 2025 and Fiscal 2024 were favorably impacted by discrete items related to the vesting of RSUs and the estimated Research and Development (R&D) Tax Credit, which were partially offset by the tax expense related to certain nondeductible items. In addition, the favorable tax impact in the first quarter of Fiscal 2024 was partially offset by an income inclusion related to U.S. global intangible income.

K. Subsequent Events
Quarterly Dividend Declared
On February 4, 2025, our Board of Directors approved an increase to the quarterly cash dividend on our common stock to $0.2675 per share, equating to an annualized dividend of $1.07 per share from the current amount of $1.06 per share. The dividend is payable on March 19, 2025 to shareholders of record at the close of business on February 19, 2025.

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
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, electronic, cyber or physical security breaches, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are detailed below.
Risk Factors Related to our Business and Industry
•Our business is subject to the cyclical nature of the end markets that we serve. This cyclicality has had, and may continue to have, an adverse effect on our operating results.
•Our industry is highly competitive.
•Our backlog is subject to unexpected adjustments, cancellations and scope reductions and, therefore, may not be a reliable indicator of our future earnings.
•Failure to place competitive bids and adequately project costs may result in losses on our fixed-price contracts with customers.
•Supplier concentration and limited supplier capacity may adversely impact our business and results of operations.
•Our business requires skilled and unskilled labor, and we may be unable to attract and retain qualified employees.
•Revenues recognized over time from our fixed-price contracts could result in volatility in our results of operations.
•We are exposed to risks relating to the use of subcontractors.
•Technological innovations may make existing products and production methods obsolete.
•We may not be successful in our artificial intelligence (AI) initiatives, which could adversely affect our business, reputation, and results of operations.
•Unforeseen difficulties with expansions, relocations, or consolidations of existing facilities could adversely affect our operations.
•Quality problems with our products could harm our reputation and erode our competitive position.
•Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
•Growth and product diversification through strategic acquisitions involve a number of risks.
•Misconduct by our employees or subcontractors, or a failure to comply with applicable laws or regulations, could harm our reputation, damage our relationships with customers and subject us to criminal and civil enforcement actions.
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
•We may issue preferred stock on terms that could adversely affect the voting power or value of our common stock.
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
•Failure to develop, obtain, enforce, and protect intellectual property rights or third-party claims that we are infringing on their intellectual property could harm our business.
•Provisions of our charter documents or Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.
•Significant developments arising from tariffs and other economic proposals could adversely impact our business.
•Failures or weaknesses in our internal controls over financial reporting could adversely affect our ability to report on our financial condition and results of operations accurately or on a timely basis.
General Risk Factors
•We carry insurance against many potential liabilities, but our management of risk may leave us exposed to unidentified or unanticipated risks.
•Catastrophic events, including natural disasters, health epidemics, acts of war or terrorism, climate change, among others, could disrupt our business.
•A failure in our business systems or cybersecurity attacks on any of our facilities, or those of third parties, could adversely affect our business, results of operations and reputation.
•Data privacy, data protection, and information security may require significant resources and present certain risks.
•Changes in and compliance with Environmental, Social, and Governance (ESG) initiatives could adversely impact our business.
•The departure of key personnel could disrupt our business.

Refer to “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the SEC on November 20, 2024. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report.
Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated to, this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the SEC on November 20, 2024 and is available on the SEC’s website at www.sec.gov.
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
In the first quarter of Fiscal 2025, we reported revenues of $241.4 million, net income of $34.8 million, and generated $37.1 million in cash from operating activities. As of December 31, 2024, we had total assets of $912.7 million.

Outlook
Our backlog remained at $1.3 billion as of December 31, 2024, of which approximately $893 million is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the markets that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Oil and gas and petrochemical markets. The North American market is responding to increased international demand for Liquefied Natural Gas (LNG) and gas-to-chemical processes utilizing low-cost gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes, and as a result, will continue to sustain our order activity associated with such markets, which is evidenced by a large, domestic LNG project award during the current quarter. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have recently expanded our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
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
During the first quarter of Fiscal 2025, we experienced an increase in volatility for commodity prices, in addition to ongoing supply chain delays for specific engineered components that remain a persistent challenge. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.
Results of Operations
Quarter Ended December 31, 2024 Compared to the Quarter Ended December 31, 2023 (Unaudited)
Revenue and Gross Profit
Revenues increased by 24%, or $47.4 million, to $241.4 million in the first quarter of Fiscal 2025, primarily driven by strong project backlog at the end of Fiscal 2024 and strong bookings that continued in the first quarter of Fiscal 2025. Domestic revenues increased by 24%, or $37.9 million, to $197.8 million in the first quarter of Fiscal 2025. International revenues increased by 28%, or $9.5 million, to $43.6 million in the first quarter of Fiscal 2025, primarily driven by increased project volume from our Canada operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the first quarter of Fiscal 2025, revenue from our oil and gas market (excluding petrochemical) increased by 14%, or $12.0 million, to $95.7 million; petrochemical market revenue increased by 17%, or $4.8 million, to $33.2 million; revenue from our electric utility market increased by 26%, or $10.5 million, to $51.2 million; commercial and other industrial market revenue increased by 80%, or $19.6 million, to $44.3 million; and revenue from our light rail traction power market increased by 89%, or $3.9 million, to $8.2 million. These increases in revenue were driven by improved market conditions in our end markets, increased capital spending in our core oil, gas and petrochemical markets, as well as our strategic effort to expand our business into electric utility and commercial and other industrial markets. Revenue from all other markets combined decreased by 28%, or $3.5 million, to $8.8 million in the first quarter of Fiscal 2025 due to less project volume.
Gross profit increased by 24%, or $11.3 million, to $59.5 million for the first quarter of Fiscal 2025. Gross profit as a percentage of revenues remained flat at 25% in the first quarter of Fiscal 2025, as compared to the first quarter of Fiscal 2024. The increase in gross profit was primarily driven by higher revenues in the first quarter of Fiscal 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 6%, or $1.1 million, to $21.5 million in the first quarter of Fiscal 2025, primarily due to increased compensation expense. Selling, general and administrative expenses as a percentage of revenues decreased to 9% during the first quarter of Fiscal 2025, compared to 10% during the first quarter of Fiscal 2024, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $4.7 million in the first quarter of Fiscal 2025, compared to an income tax provision of $5.8 million in the first quarter of Fiscal 2024. The effective tax rate for the first quarter of Fiscal 2025 was 12%, compared to an effective tax rate of 19% for the first quarter of Fiscal 2024. For each of the three months ended December 31, 2024 and 2023, the effective tax rate was favorably impacted by discrete items related to the vesting of restricted stock units (RSUs) and the estimated Research and Development (R&D) Tax Credit. The decreased effective tax rate for the first quarter of Fiscal 2025 was primarily driven by higher stock prices associated with the vested RSUs. For further information regarding our income taxes, see Note J of Notes to Condensed Consolidated Financial Statements.

Net Income
In the first quarter of Fiscal 2025, we recorded net income of $34.8 million, or $2.86 per diluted share, compared to net income of $24.1 million, or $1.98 per diluted share, in the first quarter of Fiscal 2024. The increase in net income was primarily driven by higher revenues in the current quarter.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at December 31, 2024 was $1.3 billion, consistent with our backlog at September 30, 2024. Bookings, net of cancellations and scope reductions, increased by 36% in the first quarter of Fiscal 2025 to $268.6 million, compared to $197.5 million in the first quarter of Fiscal 2024.

Liquidity and Capital Resources
As of December 31, 2024, current assets exceeded current liabilities by 1.9 times.
Cash, cash equivalents and short-term investments increased to $373.4 million at December 31, 2024, compared to $358.4 million at September 30, 2024. The increase in cash, cash equivalents and short-term investments was primarily driven by our improved earnings due to higher revenues, partially offset by capital spending, dividend payments, and cash payments related to shares withheld in lieu of employee tax withholding. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond.
Approximately $65.1 million of our cash, cash equivalents and short-term investments at December 31, 2024 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of December 31, 2024, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $56.1 million. There was $93.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2024. For further information regarding our debt, see Notes E and F of Notes to Condensed Consolidated Financial Statements.
Cash Flows
Operating Activities
Operating activities provided net cash of $37.1 million during the three months ended December 31, 2024 and provided net cash of $83.9 million during the same period in Fiscal 2024. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The decrease in operating cash flow was primarily due to working capital impact as we allocate capital to projects in the order book, partially offset by improved net income driven by higher revenues.
Investing Activities
Investing activities used $9.5 million of cash during the three months ended December 31, 2024 and used $1.5 million of cash during the same period in Fiscal 2024. The increase in cash used in investing activities in the first quarter of Fiscal 2025 was primarily due to increased net purchases of short-term investments and higher capital spending. During the first quarter of

Fiscal 2024, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
Financing Activities
Net cash used in financing activities was $15.2 million during the three months ended December 31, 2024 compared to $7.9 million used during the same period in Fiscal 2024.. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the first three months of Fiscal 2025 compared to the same period of Fiscal 2024.
Capital Expenditure Requirements
We have planned capital spending of approximately $11 million on a facility expansion and improvement project at our products factory in Houston. We are on schedule to complete the expansion project by mid-Fiscal 2025.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the SEC on November 20, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three months ended December 31, 2024, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the first quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
On November 26, 2024, Michael W. Metcalf, Executive Vice President and Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 10,500 shares of the Company’s common stock, subject to certain conditions, from March 20, 2025 through November 26, 2025.

On November 26, 2024, Brett A. Cope, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 11,100 shares of the Company’s common stock, subject to certain conditions, from March 6, 2025 through December 31, 2025.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 7, 2025	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2025	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)