Form 10-Q
period 2025-03-31
POWELL INDUSTRIES INC
filed 2025-05-07
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 5, 2025, there were 12,068,223 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2025	September 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$359,542	$315,331
Short-term investments	29,750	43,061
Accounts receivable, less allowance for credit losses of $284 and $414, respectively	202,579	214,405
Contract assets	115,943	102,827
Inventories	89,016	85,873
Prepaid expenses	5,259	7,487
Other current assets	8,541	7,497
Total Current Assets	810,630	776,481
Property, plant and equipment, net	105,402	103,421
Operating lease assets, net	1,411	1,216
Goodwill and intangible assets, net	1,503	1,503
Deferred income tax assets	29,530	27,246
Other assets	16,892	18,313
Total Assets	$965,368	$928,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$74,514	$73,633
Contract liabilities	283,372	287,763
Accrued compensation and benefits	19,030	33,777
Accrued product warranty	6,284	5,822
Current operating lease liabilities	650	595
Income taxes payable	3,264	8,983
Other current liabilities	17,730	17,442
Total Current Liabilities	404,844	428,015
Deferred compensation	12,418	12,027
Long-term operating lease liabilities	761	621
Deferred income tax liabilities	3,721	2,708
Other long-term liabilities	2,261	1,736
Total Liabilities	424,005	445,107
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,874,241 and 12,795,256, respectively Shares outstanding: 12,068,223 and 11,989,238, respectively	129	128
Additional paid-in capital	60,990	70,111
Retained earnings	536,736	462,194
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(31,493)	(24,361)
Total Stockholders' Equity	541,363	483,073
Total Liabilities and Stockholders' Equity	$965,368	$928,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenues	$278,631	$255,108	$520,062	$449,125
Cost of goods sold	195,199	192,388	377,106	338,211
Gross profit	83,432	62,720	142,956	110,914

Selling, general and administrative expenses	21,767	20,947	43,243	41,294
Research and development expenses	2,746	2,284	5,222	4,251
Operating income	58,919	39,489	94,491	65,369

Other expenses (income):
Interest income, net	(3,555)	(4,428)	(7,420)	(8,426)
Income before income taxes	62,474	43,917	101,911	73,795
Income tax provision	16,144	10,429	20,818	16,222
Net income	$46,330	$33,488	$81,093	$57,573

Earnings per share:
Basic	$3.84	$2.79	$6.73	$4.81
Diluted	$3.81	$2.75	$6.67	$4.73

Weighted average shares:
Basic	12,069	11,992	12,053	11,966
Diluted	12,174	12,191	12,163	12,167
Dividends per share	$0.2675	$0.2650	$0.5325	$0.5275

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net income	$46,330	$33,488	$81,093	$57,573
Foreign currency translation adjustments	937	(2,269)	(7,132)	816
Comprehensive income	$47,267	$31,219	$73,961	$58,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	76	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	12,871	$129	$59,959	$493,673	(806)	$(24,999)	$(32,430)	$496,332
Net income	—	—	—	46,330	—	—	—	46,330
Foreign currency translation adjustments	—	—	—	—	—	—	937	937
Stock-based compensation	3	—	1,031	—	—	—	—	1,031
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, March 31, 2025	12,874	$129	$60,990	$536,736	(806)	$(24,999)	$(31,493)	$541,363

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	24,085	—	—	—	24,085
Foreign currency translation adjustments	—	—	—	—	—	—	3,085	3,085
Stock-based compensation	98	—	1,657	—	—	—	—	1,657
Shares withheld in lieu of employee tax withholding	—	—	(4,752)	—	—	—	—	(4,752)
Dividends	—	—	423	(3,204)	—	—	—	(2,781)
Balance, December 31, 2023	12,766	$127	$68,854	$346,162	(806)	$(24,999)	$(23,824)	$366,320
Net income	—	—	—	33,488	—	—	—	33,488
Foreign currency translation adjustments	—	—	—	—	—	—	(2,269)	(2,269)
Stock-based compensation	28	1	1,205	—	—	—	—	1,206
Shares withheld in lieu of employee tax withholding	—	—	(1,724)	—	—	—	—	(1,724)
Dividends	—	—	13	(3,249)	—	—	—	(3,236)
Balance, March 31, 2024	12,794	$128	$68,348	$376,401	(806)	$(24,999)	$(26,093)	$393,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2025	2024
Operating Activities:
Net income	$81,093	$57,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,473	3,365
Stock-based compensation	2,544	2,863
Unrealized mark-to-market gain on derivative contracts	(23)	(30)
Bad debt (recovery) expense, net	(130)	100
Deferred income taxes	(1,271)	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	9,963	22,812
Contract assets and liabilities, net	(16,927)	21,338
Inventories	(3,962)	(18,137)
Income taxes	(7,459)	(1,555)
Prepaid expenses and other current assets	2,810	1,671
Accounts payable	257	22,879
Accrued liabilities	(13,713)	(11,453)
Other, net	2,825	(494)
Net cash provided by operating activities	59,480	100,891
Investing Activities:
Purchases of short-term investments	(22,614)	(12,551)
Maturities of short-term investments	33,421	3,691
Purchases of property, plant and equipment	(6,263)	(2,138)
Purchase of intangible assets	—	(250)
Proceeds from sale of property, plant and equipment	20	—
Net cash provided by (used in) investing activities	4,564	(11,248)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(11,995)	(6,476)
Dividends paid	(6,412)	(6,299)
Net cash used in financing activities	(18,407)	(12,775)
Net increase in cash and cash equivalents	45,637	76,868
Effect of exchange rate changes on cash and cash equivalents	(1,426)	513
Cash and cash equivalents at beginning of period	315,331	245,875
Cash and cash equivalents at end of period	$359,542	$323,256

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

Accounting Standards Updates and Disclosure Rules Issued but Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that public entities disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) on an annual and interim basis. It also requires that public entities disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and resource allocation. Additionally, it requires that all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We will implement the new disclosure requirements beginning with our Fiscal 2025 Form 10-K.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$46,330	$33,488	$81,093	$57,573
Denominator:
Weighted average basic shares	12,069	11,992	12,053	11,966
Dilutive effect of restricted stock and restricted stock units	105	199	110	201
Weighted average diluted shares	12,174	12,191	12,163	12,167
Earnings per share:
Basic	$3.84	$2.79	$6.73	$4.81
Diluted	$3.81	$2.75	$6.67	$4.73

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2025	September 30, 2024
Raw materials, parts and sub-assemblies	$95,257	$92,314
Work-in-progress	1,650	920
Provision for excess and obsolete inventories	(7,891)	(7,361)
Total inventories	$89,016	$85,873

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	March 31, 2025	September 30, 2024
Land	$23,754	$24,110
Buildings and improvements	124,588	127,094
Machinery and equipment	95,121	94,889
Furniture and fixtures	2,830	2,885
Construction in process	9,363	3,317
	$255,656	$252,295
Less: Accumulated depreciation	(150,254)	(148,874)
Total property, plant and equipment, net	$105,402	$103,421

There were no assets under finance lease as of March 31, 2025 or September 30, 2024.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Balance at beginning of period	$6,106	$3,680	$5,822	$3,305
Increase to warranty expense	1,357	1,867	2,854	2,994
Deduction for warranty charges	(1,192)	(968)	(2,341)	(1,742)
Change due to foreign currency translation	13	(11)	(51)	11
Balance at end of period	$6,284	$4,568	$6,284	$4,568

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% of revenues for the three months ended March 31, 2025, 96% of revenues for the six months ended March 31, 2025, 95% of revenues for the three months ended March 31, 2024, and 94% of revenues for the six months ended March 31, 2024.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% of revenues for the three months ended March 31, 2025, 4% of revenues for the six months ended March 31, 2025, 5% of revenues for the three months ended March 31, 2024, and 6% of revenues for the six months ended March 31, 2024.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of March 31, 2025, we had backlog of $1.3 billion, of which approximately $831 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2025 and 2024, our operating results were positively impacted by $8.8 million and $7.8 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the six months ended March 31, 2025 and 2024.
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

Contract assets and liabilities as of March 31, 2025 and September 30, 2024 are summarized below (in thousands):

	March 31, 2025	September 30, 2024
Contract assets	$115,943	$102,827
Contract liabilities	(283,372)	(287,763)
Net contract liability	$(167,429)	$(184,936)
Our net contract billing position remained a net liability at both March 31, 2025 and September 30, 2024, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2025, we recognized revenue of $203.4 million that was related to contract liabilities outstanding at September 30, 2024.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of March 31, 2025 and September 30, 2024, we had retention amounts of $7.9 million and $7.1 million, respectively. Of the retained amount at March 31, 2025, $7.6 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.3 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
United States	$227,834	$216,933	$425,606	$376,793
Canada	33,970	24,160	65,664	44,510
Europe	5,897	8,265	11,425	14,797
Middle East and Africa	8,282	2,803	12,840	6,078
Mexico, Central and South America	1,002	2,159	1,301	4,816
Asia/Pacific	1,646	788	3,226	2,131
Total revenues by geographic destination	$278,631	$255,108	$520,062	$449,125

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Oil and gas (excludes petrochemical)	$101,167	$103,820	$196,846	$187,456
Petrochemical	43,704	50,070	76,887	78,437
Electric utility	70,339	47,502	121,579	88,205
Commercial and other industrial	40,369	34,894	84,669	59,566
Light rail traction power	10,008	4,517	18,236	8,862
All others	13,044	14,305	21,845	26,599
Total revenues by market sector	$278,631	$255,108	$520,062	$449,125

E. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of March 31, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $64.4 million. There was $85.6 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2025.
As of March 31, 2025, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $64.4 million as of March 31, 2025. We also had surety bonds totaling $420.3 million that were outstanding, with additional bonding capacity of $779.7 million available, at March 31, 2025. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $19.4 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2025, we had outstanding guarantees totaling $4.0 million, with an additional capacity of $15.4 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2025, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of March 31, 2025, certain contracts had a probable exposure to liquidated damages claims of $2.7 million, which could possibly increase to $3.6 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $2.5 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At March 31, 2025, there were 119,996 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the six months ended March 31, 2025 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2024	192,011	$35.38
Granted	20,380	184.01
Vested	(91,332)	30.18
Forfeited/canceled	(1,063)	45.09
Outstanding at March 31, 2025	119,996	$64.81

During the six months ended March 31, 2025 and 2024, we recorded compensation expense of $2.2 million and $2.7 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2025, 3,500 shares of restricted stock were issued to our non-employee directors at a price of $200.02 per share. During the six months ended March 31, 2025 and 2024, we recorded compensation expense of $0.4 million and $0.2 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2025
Assets:
Cash and cash equivalents	$359,542	$—	$—	$359,542
Short-term investments	29,750	—	—	29,750
Rabbi trust assets	—	11,784	—	11,784
Liabilities:
Deferred compensation	—	12,418	—	12,418
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2025.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and six months ended March 31, 2025 and 2024, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$247	$249	$445	$505
Variable lease cost(1)	47	23	81	53
Short-term lease cost(2)	668	644	1,307	1,044
Total lease cost	$962	$916	$1,833	$1,602

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024, respectively (in thousands):

Operating Leases	March 31, 2025	September 30, 2024
Assets:
Operating lease assets, net	$1,411	$1,216
Liabilities:
Current operating lease liabilities	650	595
Long-term operating lease liabilities	761	621
Total lease liabilities	$1,411	$1,216

The following table provides the maturities of our operating lease liabilities as of March 31, 2025 (in thousands):

Operating Leases
Remainder of 2025	$401
2026	606
2027	413
2028	71
2029	28
Thereafter	—
Total future minimum lease payments	$1,519
Less: present value discount (imputed interest)	(108)
Present value of lease liabilities	$1,411

The weighted average discount rate as of March 31, 2025 was 6.55%. The weighted average remaining lease term was 2.34 years at March 31, 2025.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Income before income taxes	$62,474	$43,917	$101,911	$73,795

Income tax provision	16,144	10,429	20,818	16,222

Net income	$46,330	$33,488	$81,093	$57,573

Effective tax rate	26%	24%	20%	22%

Our income tax provision reflects an effective tax rate on pre-tax income of 26% and 20% for the three and six months ended March 31, 2025, respectively, compared to 24% and 22% for the three and six months ended March 31, 2024, respectively. The effective tax rates for the three and six months ended March 31, 2025 were favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. In addition, discrete items related to the vesting of RSUs recorded in the first quarter of Fiscal 2025 favorably impacted the effective tax rate for the six months ended March 31, 2025. Similarly, the effective tax rates for the three and six months ended March 31, 2024 were favorably impacted by the estimated R&D Tax Credit and discrete items related to the release of a reserve for unrecognized tax benefits upon expiration of the statute of limitations. These items were offset by an income inclusion related to U.S. global intangible income.

K. Subsequent Events
Quarterly Dividend Declared
On May 6, 2025, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2675 per share. The dividend is payable on June 18, 2025 to shareholders of record at the close of business on May 21, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates of the timing and success of specific projects and our future backlog, revenues, income, acquisitions, liquidity and capital expenditures, the effect of tariffs, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, the effect of tariffs, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, electronic, cyber or physical security breaches, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are detailed below.
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
In the second quarter of Fiscal 2025, we reported revenues of $278.6 million, net income of $46.3 million, and generated $59.5 million in cash from operating activities. As of March 31, 2025, we had total assets of $965.4 million.

Outlook
Our backlog remained at $1.3 billion as of March 31, 2025, of which approximately $831 million is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the markets that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Oil and gas and petrochemical markets. The North American market is responding to increased international demand for Liquefied Natural Gas (LNG) and gas-to-chemical processes utilizing low-cost gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes, and as a result, will continue to sustain our order activity associated with such markets, which is evidenced by two large, domestic LNG project awards during the first half of Fiscal 2025. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have recently expanded our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
Electric utility market. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in this market.
Commercial and other industrial markets. As a result of a mix of factors we are experiencing strong growth in commercial facilities that provide for the production of various consumer goods and the expansion of data centers that support cloud computing and increasing investments in artificial intelligence. We are also experiencing increased activity in other industrial markets such as pulp and paper, and mining which includes the large mining project for the production of potash in the second quarter of Fiscal 2025.
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
During the second quarter of Fiscal 2025, we experienced an increase in volatility for commodity prices and ongoing supply chain delays for specific engineered components that remain a persistent challenge. Moreover, recently announced changes and proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have caused high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve, including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.
Results of Operations
Quarter Ended March 31, 2025 Compared to the Quarter Ended March 31, 2024 (Unaudited)
Revenue and Gross Profit
Revenues increased by 9%, or $23.5 million, to $278.6 million in the second quarter of Fiscal 2025, primarily driven by strong project backlog at the end of Fiscal 2024 and strong bookings that continued through the first half of Fiscal 2025. Domestic revenues increased by 5%, or $10.9 million, to $227.8 million in the second quarter of Fiscal 2025. International revenues increased by 33%, or $12.6 million, to $50.8 million in the second quarter of Fiscal 2025, primarily driven by increased project volume from our Canada operations and increased activity in the Middle East and Africa region. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the second quarter of Fiscal 2025, revenue from our oil and gas market (excluding petrochemical) decreased by 3%, or $2.7 million, to $101.2 million; petrochemical market revenue decreased by 13%, or $6.4 million, to $43.7 million; revenue from our electric utility market increased by 48%, or $22.8 million, to $70.3 million; commercial and other industrial market revenue increased by 16%, or $5.5 million, to $40.4 million; and revenue from our light rail traction power market increased by 122%, or $5.5 million, to $10.0 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and commercial and other industrial markets and the improved market conditions in these end markets. Revenue from all other markets combined decreased by 9%, or $1.3 million, to $13.0 million in the second quarter of Fiscal 2025 due to less project volume.
Gross profit increased by 33%, or $20.7 million, to $83.4 million for the second quarter of Fiscal 2025. Gross profit as a percentage of revenues increased to 30% in the second quarter of Fiscal 2025, as compared to 25% in the second quarter of Fiscal 2024. The increase in gross profit was primarily driven by higher revenues, favorable volume leverage, strong project execution, as well as benefit from project closeouts in the second quarter of Fiscal 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 4%, or $0.8 million, to $21.8 million in the second quarter of Fiscal 2025, primarily due to increased compensation expense. Selling, general and administrative expenses as a percentage of revenues remained at 8% for both periods.

Income Tax Provision
We recorded an income tax provision of $16.1 million in the second quarter of Fiscal 2025, compared to an income tax provision of $10.4 million in the second quarter of Fiscal 2024. The effective tax rate for the second quarter of Fiscal 2025 was 26%, compared to an effective tax rate of 24% for the second quarter of Fiscal 2024. For each of the three months ended March 31, 2025 and 2024, the effective tax rate was favorably impacted by the estimated Research and Development (R&D) Tax Credit. Additionally, for the second quarter of Fiscal 2024, we recognized a benefit for discrete items related to the vesting of restricted stock units (RSUs) and the release of a reserve for unrecognized tax benefits. For further information regarding our income taxes, see Note J of the Notes to Condensed Consolidated Financial Statements.
Net Income
In the second quarter of Fiscal 2025, we recorded net income of $46.3 million, or $3.81 per diluted share, compared to net income of $33.5 million, or $2.75 per diluted share, in the second quarter of Fiscal 2024. The increase in net income was primarily driven by higher revenue and improved gross profit margin in the second quarter of Fiscal 2025.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at March 31, 2025 was $1.3 billion, consistent with our backlog at December 31, 2024. Bookings, net of cancellations and scope reductions, increased by 6% in the second quarter of Fiscal 2025 to $249.0 million, compared to $235.4 million in the second quarter of Fiscal 2024.
Six Months Ended March 31, 2025 Compared to the Six Months Ended March 31, 2024 (Unaudited)
Revenue and Gross Profit
Revenues increased by 16%, or $70.9 million, to $520.1 million in the six months ended March 31, 2025, primarily driven by strong project backlog at the end of Fiscal 2024 and strong bookings that continued in the first half of Fiscal 2025. Domestic revenues increased by 13%, or $48.8 million, to $425.6 million in the six months ended March 31, 2025. International revenues increased by 31%, or $22.1 million, to $94.5 million in the six months ended March 31, 2025, primarily driven by increased project volume from our Canada operations. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the six months ended March 31, 2025, revenue from our oil and gas market (excluding petrochemical) increased by 5%, or $9.4 million, to $196.8 million; petrochemical market revenue decreased by 2%, or $1.6 million, to $76.9 million; revenue from our electric utility market increased by 38%, or $33.4 million, to $121.6 million; commercial and other industrial market revenue increased by 42%, or $25.1 million, to $84.7 million; and revenue from our light rail traction power market increased by 106%, or $9.4 million, to $18.2 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and commercial and other industrial markets and the improved market conditions in these end markets. Revenue from all other markets combined decreased by 18%, or $4.8 million, to $21.8 million in the six months ended March 31, 2025 due to less project volume.
Gross profit increased by 29%, or $32.0 million, to $143.0 million for the six months ended March 31, 2025. Gross profit as a percentage of revenues increased to 27% in the first half of Fiscal 2025, compared to 25% in the first half of Fiscal 2024. The increase in gross profit was primarily driven by higher revenues in the first half of Fiscal 2025 and strong gross profit margin in the second quarter of Fiscal 2025 due to favorable volume leverage, strong project execution, as well as benefit from project closeouts in the quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 5%, or $1.9 million, to $43.2 million in the six months ended March 31, 2025, primarily due to increased compensation expense. Selling, general and administrative expenses as a percentage of revenues decreased to 8% during the first half of Fiscal 2025, compared to 9% during the first half of Fiscal 2024, resulting from higher revenues on our existing cost structure.

Income Tax Provision
We recorded an income tax provision of $20.8 million in the six months ended March 31, 2025, compared to an income tax provision of $16.2 million in the six months ended March 31, 2024. The effective tax rate for the six months ended March 31, 2025 was 20%, compared to an effective tax rate of 22% for the six months ended March 31, 2024. For each of the six months ended March 31, 2025 and 2024, the effective tax rate was favorably impacted by discrete items related to the vesting of RSUs and the estimated R&D Tax Credit. Additionally, we recognized a benefit due to the release of a reserve for unrecognized tax benefits in the six months ended March 31, 2024. The decreased effective tax rate for the first half of Fiscal 2025 was primarily driven by higher stock prices associated with the vested RSUs. For further information regarding our income taxes, see Note J of the Notes to Condensed Consolidated Financial Statements.
Net Income
In the six months ended March 31, 2025, we recorded net income of $81.1 million, or $6.67 per diluted share, compared to net income of $57.6 million, or $4.73 per diluted share, in the six months ended March 31, 2024. The increase in net income was primarily driven by higher revenue and improved gross profit margin in the first half of Fiscal 2025.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at March 31, 2025 was $1.3 billion, consistent with our backlog at September 30, 2024. Bookings, net of cancellations and scope reductions, increased by 20% during the six months ended March 31, 2025 to $517.6 million, compared to $433.0 million during the six months ended March 31, 2024.

Liquidity and Capital Resources
As of March 31, 2025, current assets exceeded current liabilities by 2.0 times.
Cash, cash equivalents and short-term investments increased to $389.3 million at March 31, 2025, compared to $358.4 million at September 30, 2024. The increase in cash, cash equivalents and short-term investments was primarily driven by our improved earnings due to higher gross profit, partially offset by capital spending, dividend payments, and cash payments related to shares withheld in lieu of employee tax withholding. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond.
Approximately $75.4 million of our cash, cash equivalents and short-term investments at March 31, 2025 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of March 31, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $64.4 million. There was $85.6 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2025. For further information regarding our debt, see Notes E and F of the Notes to Condensed Consolidated Financial Statements.

Cash Flows
Operating Activities
Operating activities provided net cash of $59.5 million during the six months ended March 31, 2025, and provided net cash of $100.9 million during the same period in Fiscal 2024. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The decrease in operating cash flow was primarily due to working capital impact as we allocate capital to projects in the order book, partially offset by higher earnings.
Investing Activities
Investing activities provided $4.6 million of cash during the six months ended March 31, 2025 and used $11.2 million of cash during the same period in Fiscal 2024. Cash provided by investing activities in the first half of Fiscal 2025 was primarily due to net maturities of short-term investments, partially offset by capital spending on the facility expansion and improvement project at our electrical products facility in Houston. In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
We have planned capital spending of approximately $11 million on a facility expansion and improvement project at our electrical products facility in Houston. We recently completed the expansion and improvement project and the incremental capacity will be in service in the third quarter of Fiscal 2025.
Financing Activities
Net cash used in financing activities was $18.4 million during the six months ended March 31, 2025 compared to $12.8 million used during the same period in Fiscal 2024. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the first half of Fiscal 2025 compared to the same period of Fiscal 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended March 31, 2025, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the second quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the second quarter of Fiscal 2025, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Amended and Restated Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 19, 2025 (filed as Exhibit 3.1 to our Form 8-K filed February 19, 2025, and incorporated herein by reference).

3.2	—	Second Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 24, 2025, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	—
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 7, 2025	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)