Form 10-Q
period 2025-06-30
POWELL INDUSTRIES INC
filed 2025-08-06
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 4, 2025, there were 12,068,548 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2025	September 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$398,466	$315,331
Short-term investments	34,574	43,061
Accounts receivable, less allowance for credit losses of $269 and $414, respectively	211,623	214,405
Contract assets	133,015	102,827
Inventories	88,534	85,873
Prepaid expenses	7,225	7,487
Other current assets	6,722	7,497
Total Current Assets	880,159	776,481
Property, plant and equipment, net	109,376	103,421
Operating lease assets, net	1,224	1,216
Goodwill and intangible assets, net	1,503	1,503
Deferred income tax assets	31,299	27,246
Other assets	18,655	18,313
Total Assets	$1,042,216	$928,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66,203	$73,633
Contract liabilities	299,512	287,763
Accrued compensation and benefits	28,439	33,777
Accrued product warranty	6,058	5,822
Current operating lease liabilities	610	595
Income taxes payable	6,451	8,983
Other current liabilities	20,072	17,442
Total Current Liabilities	427,345	428,015
Deferred compensation	13,384	12,027
Long-term operating lease liabilities	614	621
Deferred income tax liabilities	3,914	2,708
Other long-term liabilities	2,054	1,736
Total Liabilities	447,311	445,107
Commitments and Contingencies (Note F)
Stockholders' Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,874,566 and 12,795,256, respectively Shares outstanding: 12,068,548 and 11,989,238, respectively	129	128
Additional paid-in capital	62,086	70,111
Retained earnings	581,703	462,194
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,014)	(24,361)
Total Stockholders' Equity	594,905	483,073
Total Liabilities and Stockholders' Equity	$1,042,216	$928,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenues	$286,273	$288,168	$806,335	$737,293
Cost of goods sold	198,374	206,428	575,480	544,639
Gross profit	87,899	81,740	230,855	192,654

Selling, general and administrative expenses	25,116	22,022	68,359	63,316
Research and development expenses	2,659	2,430	7,881	6,681
Operating income	60,124	57,288	154,615	122,657

Other expenses (income):
Interest income, net	(3,977)	(4,508)	(11,397)	(12,934)
Income before income taxes	64,101	61,796	166,012	135,591
Income tax provision	15,867	15,573	36,685	31,795
Net income	$48,234	$46,223	$129,327	$103,796

Earnings per share:
Basic	$4.00	$3.85	$10.72	$8.67
Diluted	$3.96	$3.79	$10.63	$8.52

Weighted average shares:
Basic	12,071	11,998	12,059	11,977
Diluted	12,175	12,205	12,166	12,180
Dividends per share	$0.2675	$0.2650	$0.8000	$0.7925

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net income	$48,234	$46,223	$129,327	$103,796
Foreign currency translation adjustments	7,479	(986)	347	(170)
Comprehensive income	$55,713	$45,237	$129,674	$103,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	76	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	12,871	$129	$59,959	$493,673	(806)	$(24,999)	$(32,430)	$496,332
Net income	—	—	—	46,330	—	—	—	46,330
Foreign currency translation adjustments	—	—	—	—	—	—	937	937
Stock-based compensation	3	—	1,031	—	—	—	—	1,031
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, March 31, 2025	12,874	$129	$60,990	$536,736	(806)	$(24,999)	$(31,493)	$541,363
Net income	—	—	—	48,234	—	—	—	48,234
Foreign currency translation adjustments	—	—	—	—	—	—	7,479	7,479
Stock-based compensation	1	—	1,131	—	—	—	—	1,131
Shares withheld in lieu of employee tax withholding	—	—	(35)	—	—	—	—	(35)
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, June 30, 2025	12,875	$129	$62,086	$581,703	(806)	$(24,999)	$(24,014)	$594,905

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

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2025	2024
Operating Activities:
Net income	$129,327	$103,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,215	5,074
Stock-based compensation	3,675	3,820
Unrealized mark-to-market gain on derivative contracts	(433)	(113)
Bad debt (recovery) expense, net	(149)	294
Deferred income taxes	(2,847)	(148)
Changes in operating assets and liabilities:
Accounts receivable, net	2,747	33,099
Contract assets and liabilities, net	(18,381)	(27,304)
Inventories	(2,728)	(21,254)
Income taxes	(2,543)	1,037
Prepaid expenses and other current assets	1,051	(374)
Accounts payable	(7,513)	22,415
Accrued liabilities	(2,216)	(4,337)
Other, net	1,657	(1,353)
Net cash provided by operating activities	106,862	114,652
Investing Activities:
Purchases of short-term investments	(37,262)	(27,537)
Maturities of short-term investments	44,407	18,312
Purchases of property, plant and equipment	(11,380)	(3,527)
Purchase of intangible assets	—	(250)
Proceeds from sale of property, plant and equipment	20	26
Net cash used in investing activities	(4,215)	(12,976)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(12,030)	(6,476)
Dividends paid	(9,640)	(9,475)
Net cash used in financing activities	(21,670)	(15,951)
Net increase in cash and cash equivalents	80,977	85,725
Effect of exchange rate changes on cash and cash equivalents	2,158	412
Cash and cash equivalents at beginning of period	315,331	245,875
Cash and cash equivalents at end of period	$398,466	$332,012

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$48,234	$46,223	$129,327	$103,796
Denominator:
Weighted average basic shares	12,071	11,998	12,059	11,977
Dilutive effect of restricted stock and restricted stock units	104	207	107	203
Weighted average diluted shares	12,175	12,205	12,166	12,180
Earnings per share:
Basic	$4.00	$3.85	$10.72	$8.67
Diluted	$3.96	$3.79	$10.63	$8.52

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2025	September 30, 2024
Raw materials, parts and sub-assemblies	$95,054	$92,314
Work-in-progress	1,415	920
Provision for excess and obsolete inventories	(7,935)	(7,361)
Total inventories	$88,534	$85,873

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	June 30, 2025	September 30, 2024
Land	$24,113	$24,110
Buildings and improvements	126,741	127,094
Machinery and equipment	97,971	94,889
Furniture and fixtures	2,877	2,885
Construction in process	11,163	3,317
	$262,865	$252,295
Less: Accumulated depreciation	(153,489)	(148,874)
Total property, plant and equipment, net	$109,376	$103,421

There were no assets under finance lease as of June 30, 2025 or September 30, 2024.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$6,284	$4,568	$5,822	$3,305
Increase to warranty expense	916	2,077	3,769	5,071
Deduction for warranty charges	(1,208)	(1,412)	(3,549)	(3,154)
Change due to foreign currency translation	66	(7)	16	4
Balance at end of period	$6,058	$5,226	$6,058	$5,226

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% and 96% of revenues for the three and nine months ended June 30, 2025, respectively, and approximately 96% and 95% of revenues for the three and nine months ended June 30, 2024, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% and 4% of revenues for the three and nine months ended June 30, 2025, respectively, and approximately 4% and 5% of revenues for the three and nine months ended June 30, 2024, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of June 30, 2025, we had backlog of $1.4 billion, of which approximately $913 million is expected to be recognized as revenue within the next twelve months.

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
For the nine months ended June 30, 2025 and 2024, our operating results were positively impacted by $15.1 million and $14.2 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the nine months ended June 30, 2025 and 2024.
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

Contract assets and liabilities as of June 30, 2025 and September 30, 2024 are summarized below (in thousands):

	June 30, 2025	September 30, 2024
Contract assets	$133,015	$102,827
Contract liabilities	(299,512)	(287,763)
Net contract liability	$(166,497)	$(184,936)
Our net contract billing position remained a net liability at both June 30, 2025 and September 30, 2024, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2025, we recognized revenue of $244.4 million that was related to contract liabilities outstanding at September 30, 2024.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of June 30, 2025 and September 30, 2024, we had retention amounts of $8.0 million and $7.1 million, respectively. Of the retained amount at June 30, 2025, $7.5 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.5 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
United States	$224,537	$243,744	$650,143	$620,537
Canada	42,611	29,695	108,275	74,205
Europe	5,522	9,464	16,947	24,261
Middle East and Africa	9,917	2,322	22,757	8,400
Mexico, Central and South America	1,881	1,962	3,182	6,778
Asia/Pacific	1,805	981	5,031	3,112
Total revenues by geographic destination	$286,273	$288,168	$806,335	$737,293

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Oil and gas (excludes petrochemical)	$105,464	$114,336	$302,310	$301,792
Petrochemical	36,349	56,784	113,236	135,221
Electric utility	74,909	57,009	196,488	145,214
Commercial and other industrial	49,519	42,044	134,188	101,610
Light rail traction power	8,549	5,322	26,785	14,184
All others	11,483	12,673	33,328	39,272
Total revenues by market sector	$286,273	$288,168	$806,335	$737,293

E. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of June 30, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $76.0 million. There was $74.0 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2025.
As of June 30, 2025, we were in compliance with all of the financial covenants of the U.S. Revolver.

F. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $76.0 million as of June 30, 2025. We also had surety bonds totaling $432.6 million that were outstanding, with additional bonding capacity of $767.4 million available, at June 30, 2025. We have strong surety relationships; however, a change in market conditions or the sureties' assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $20.5 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2025, we had outstanding guarantees totaling $7.0 million, with an additional capacity of $13.5 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2025, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of June 30, 2025, certain contracts had a probable exposure to liquidated damages claims of $2.9 million, which could possibly increase to $4.0 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $2.7 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

G. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year earnings and safety performance of the Company following the grant date. At June 30, 2025, there were 119,496 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2025 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2024	192,011	$35.38
Granted	20,380	184.01
Vested	(91,832)	30.82
Forfeited/canceled	(1,063)	45.09
Outstanding at June 30, 2025	119,496	$64.46

During the nine months ended June 30, 2025 and 2024, we recorded compensation expense of $3.1 million and $3.4 million, respectively, related to the RSUs.
Restricted Stock
Each non-employee director receives restricted shares of the Company's common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2025, 3,500 shares of restricted stock were issued to our non-employee directors at a price of $200.02 per share. During the nine months ended June 30, 2025 and 2024, we recorded compensation expense of $0.5 million and $0.4 million, respectively, related to restricted stock.

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
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value Measurements at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2025
Assets:
Cash and cash equivalents	$398,466	$—	$—	$398,466
Short-term investments	34,574	—	—	34,574
Rabbi trust assets	—	13,293	—	13,293
Liabilities:
Deferred compensation	—	13,384	—	13,384
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2025.

I. Leases

Our leases consist primarily of office and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2025 and 2024, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost	$210	$237	$655	$742
Variable lease cost(1)	53	31	134	84
Short-term lease cost(2)	647	754	1,954	1,798
Total lease cost	$910	$1,022	$2,743	$2,624

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, respectively (in thousands):

Operating Leases	June 30, 2025	September 30, 2024
Assets:
Operating lease assets, net	$1,224	$1,216
Liabilities:
Current operating lease liabilities	610	595
Long-term operating lease liabilities	614	621
Total lease liabilities	$1,224	$1,216

The following table provides the maturities of our operating lease liabilities as of June 30, 2025 (in thousands):

Operating Leases
Remainder of 2025	$171
2026	617
2027	422
2028	73
2029	30
Thereafter	—
Total future minimum lease payments	$1,313
Less: present value discount (imputed interest)	(89)
Present value of lease liabilities	$1,224

The weighted average discount rate as of June 30, 2025 was 6.60%. The weighted average remaining lease term was 2.19 years at June 30, 2025.

J. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Income before income taxes	$64,101	$61,796	$166,012	$135,591

Income tax provision	15,867	15,573	36,685	31,795

Net income	$48,234	$46,223	$129,327	$103,796

Effective tax rate	25%	25%	22%	23%

Our income tax provision reflects an effective tax rate on pre-tax income of 25% and 22% for the three and nine months ended June 30, 2025, respectively, compared to 25% and 23% for the three and nine months ended June 30, 2024, respectively. The effective tax rates for the three and nine months ended June 30, 2025 and 2024 were favorably impacted by the estimated Research and Development (R&D) Tax Credit and discrete items primarily related to the vesting of RSUs. These benefits were offset by the tax expense related to certain nondeductible items. In addition, for Fiscal 2024, favorable impacts were offset by an income inclusion related to U.S. global intangible income.

K. Subsequent Events
Business Acquisition
As previously announced, on July 15, 2025, we entered into a definitive agreement to acquire Remsdaq Ltd. (Remsdaq), a U.K.-based manufacturer of Supervisory Control and Data Acquisition Remote Terminal Units for electrical substation control and automation in generation, transmission and distribution, for total consideration of £12.2 million Pounds Sterling, or approximately $16.3 million, which will be funded with cash on hand. The consideration included an upfront payment of £9.2 million Pounds Sterling with the remaining portion contingent upon Remsdaq meeting certain technical and financial milestones. We expect the transaction to close during the fourth quarter of Fiscal 2025, subject to customary closing conditions.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the OBBBA), which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends and modifies certain key 2017 Tax Cuts & Jobs Act (TCJA) provisions (both domestic and international) and revamps some of the TCJA’s provisions on the taxation of corporations’ foreign income. The OBBBA also expands certain Inflation Reduction Act incentives while accelerating the phase-out of others. We are currently evaluating the impact of the OBBBA on our operations, financial results and liquidity.
Quarterly Dividend Declared
On August 5, 2025, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2675 per share. The dividend is payable on September 17, 2025 to shareholders of record at the close of business on August 20, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates of the timing and success of specific projects and our future backlog, revenues, income, acquisitions, liquidity and capital expenditures, the effect of tariffs, completion of the Remsdaq acquisition, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
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
In the third quarter of Fiscal 2025, we reported revenues of $286.3 million, net income of $48.2 million, and generated $106.9 million in cash from operating activities. As of June 30, 2025, we had total assets of $1.0 billion.

Outlook
Our backlog increased to $1.4 billion as of June 30, 2025, of which approximately $913 million is expected to be recognized as revenue within the next twelve months. Although current commercial activity remains active in most of the markets that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Oil and gas and petrochemical markets. The North American market is responding to increased international demand for Liquefied Natural Gas (LNG) and gas-to-chemical processes utilizing low-cost gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, will continue to support investments in LNG, related gas processing, and petrochemical processes, and as a result, will continue to sustain our order activity associated with such markets, which is evidenced by two large, domestic LNG project awards during the first half of Fiscal 2025. Other oil and gas end markets are also experiencing increased commercial activity as we secured two large, offshore projects in our core oil and gas end markets during the third fiscal quarter. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have expanded our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
Electric utility market. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in this market. During the third fiscal quarter, we won a project for a new power generation plant, representing the largest electric utility award in the Company's history.
Commercial and other industrial markets. As a result of a mix of factors we are experiencing strong growth in commercial facilities that provide for the production of various consumer goods and the expansion of data centers that support cloud computing and increasing investments in artificial intelligence. We are also experiencing increased activity in other industrial end markets which includes the large mining project that we secured in the first half of Fiscal 2025 for the production of potash.
Additionally, we booked an order for a domestic traction power project in the current quarter, representing the first large traction power project booked in several quarters.
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
During the first nine months of Fiscal 2025, we experienced an increase in volatility for commodity prices and ongoing supply chain delays for specific engineered components that remain a persistent challenge. Moreover, ongoing and recently proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve, including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the OBBBA), which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends and modifies certain key 2017 Tax Cuts & Jobs Act (TCJA) provisions (both domestic and international) and revamps some of the TCJA’s provisions on the taxation of corporations’ foreign income. The OBBBA also expands certain Inflation Reduction Act incentives while accelerating the phase-out of others. We are currently evaluating the impact of the OBBBA on our operations, financial results and liquidity.
Results of Operations
Quarter Ended June 30, 2025 Compared to the Quarter Ended June 30, 2024 (Unaudited)
Revenue and Gross Profit
Revenues decreased by 1%, or $1.9 million, to $286.3 million in the third quarter of Fiscal 2025. Domestic revenues decreased by 8%, or $19.2 million, to $224.5 million in the third quarter of Fiscal 2025. International revenues increased by 39%, or $17.3 million, to $61.7 million in the third quarter of Fiscal 2025, primarily driven by increased project volume from our Canada operations and increased activity in the Middle East and Africa region. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the third quarter of Fiscal 2025, revenue from our electric utility market increased by 31%, or $17.9 million, to $74.9 million; commercial and other industrial market revenue increased by 18%, or $7.5 million, to $49.5 million; and revenue from our light rail traction power market increased by 61%, or $3.2 million, to $8.5 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and commercial and other industrial markets and the improved market conditions in these end markets. Revenue from our oil and gas market (excluding petrochemical) decreased by 8%, or $8.9 million, to $105.5 million; and revenue from our petrochemical market decreased by 36%, or $20.4 million, to $36.3 million in the third quarter of Fiscal 2025. These decreases in revenue were primarily driven by project timing within the oil and gas market as well as the reduction in backlog within the petrochemical market as the business nears completion of the large petrochemical order secured in Fiscal 2023. Revenue from all other markets combined decreased by 9%, or $1.2 million, to $11.5 million in the third quarter of Fiscal 2025 due to less project volume.
Gross profit increased by 8%, or $6.2 million, to $87.9 million for the third quarter of Fiscal 2025. Gross profit as a percentage of revenues increased to 31% in the third quarter of Fiscal 2025, as compared to 28% in the third quarter of Fiscal 2024. The increase in gross profit was primarily driven by favorable volume leverage, strong project execution, as well as the benefit from project closeouts in the third quarter of Fiscal 2025.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 14%, or $3.1 million, to $25.1 million in the third quarter of Fiscal 2025, primarily due to increased compensation and acquisition related expense. Selling, general and administrative expenses as a percentage of revenues increased to 9% during the third quarter of Fiscal 2025 compared to 8% during the third quarter of Fiscal 2024.
Income Tax Provision
We recorded an income tax provision of $15.9 million in the third quarter of Fiscal 2025, compared to an income tax provision of $15.6 million in the third quarter of Fiscal 2024. The effective tax rate for the third quarter of Fiscal 2025 and 2024 was 25%. For each of the three months ended June 30, 2025 and 2024, the effective tax rate was favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. Additionally, in the third quarter of Fiscal 2024, this benefit was offset by an income inclusion related to U.S. global intangible income. For further information regarding our income taxes, see Note J of the Notes to Condensed Consolidated Financial Statements.
Net Income
In the third quarter of Fiscal 2025, we recorded net income of $48.2 million, or $3.96 per diluted share, compared to net income of $46.2 million, or $3.79 per diluted share, in the third quarter of Fiscal 2024. The increase in net income was primarily driven by improved gross profit margin in the third quarter of Fiscal 2025.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at June 30, 2025 was $1.4 billion, a 7% increase from our $1.3 billion backlog at March 31, 2025. This increase was mainly driven by electric utility, oil and gas, and light rail traction power markets, partially offset by a decrease in the petrochemical market. As of June 30, 2025, oil and gas (excluding petrochemical) market accounted for 36%, electric utility market accounted for 32%, and commercial and other industrial market accounted for 11% of our backlog.
Bookings, net of cancellations and scope reductions, increased by 2% in the third quarter of Fiscal 2025 to $362.1 million, compared to $356.3 million in the third quarter of Fiscal 2024.
Nine Months Ended June 30, 2025 Compared to the Nine Months Ended June 30, 2024 (Unaudited)
Revenue and Gross Profit
Revenues increased by 9%, or $69.0 million, to $806.3 million in the nine months ended June 30, 2025, primarily driven by strong project backlog at the end of Fiscal 2024 and strong bookings that continued in the first nine months of Fiscal 2025. Domestic revenues increased by 5%, or $29.6 million, to $650.1 million in the nine months ended June 30, 2025. International revenues increased by 34%, or $39.4 million, to $156.2 million in the nine months ended June 30, 2025, primarily driven by increased project volume from our Canada operations and increased activity in the Middle East and Africa region. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the nine months ended June 30, 2025, revenue from our oil and gas market (excluding petrochemical) increased by $0.5 million, to $302.3 million; revenue from our electric utility market increased by 35%, or $51.3 million, to $196.5 million; commercial and other industrial market revenue increased by 32%, or $32.6 million, to $134.2 million; and revenue from our light rail traction power market increased by 89%, or $12.6 million, to $26.8 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and commercial and other industrial markets and the improved market conditions in these end markets. Revenue from our petrochemical market decreased by 16%, or $22.0 million, to $113.2 million with the reduction in backlog in this market and as the business nears completion of the large petrochemical order secured in Fiscal 2023. Revenue from all other markets combined decreased by 15%, or $5.9 million, to $33.3 million in the nine months ended June 30, 2025 due to less project volume.
Gross profit increased by 20%, or $38.2 million, to $230.9 million for the nine months ended June 30, 2025. Gross profit as a percentage of revenues increased to 29% in the first nine months of Fiscal 2025, compared to 26% in the first nine months of

Fiscal 2024. The increase in gross profit was primarily driven by higher revenues in the first nine months of Fiscal 2025 and strong gross profit margin in Fiscal 2025 due to favorable volume leverage, strong project execution, as well as the benefit from project closeouts in the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 8%, or $5.0 million, to $68.4 million in the nine months ended June 30, 2025, primarily due to increased compensation and acquisition related expense. Selling, general and administrative expenses as a percentage of revenues decreased to 8% during the first nine months of Fiscal 2025, compared to 9% during the first nine months of Fiscal 2024, resulting from higher revenues on our existing cost structure.
Income Tax Provision
We recorded an income tax provision of $36.7 million in the nine months ended June 30, 2025, compared to an income tax provision of $31.8 million in the nine months ended June 30, 2024. The effective tax rate for the nine months ended June 30, 2025 was 22%, compared to an effective tax rate of 23% for the nine months ended June 30, 2024. For each of the nine months ended June 30, 2025 and 2024, the effective tax rate was favorably impacted by discrete items primarily related to the vesting of RSUs and the estimated R&D Tax Credit, which was offset by the tax expense related to certain nondeductible items. For further information regarding our income taxes, see Note J of the Notes to Condensed Consolidated Financial Statements.
Net Income
In the nine months ended June 30, 2025, we recorded net income of $129.3 million, or $10.63 per diluted share, compared to net income of $103.8 million, or $8.52 per diluted share, in the nine months ended June 30, 2024. The increase in net income was primarily driven by higher revenue and improved gross profit margin in the first nine months of Fiscal 2025.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at June 30, 2025 was $1.4 billion, a 6% increase from our $1.3 billion backlog at September 30, 2024. This increase was mainly driven by electric utility, and oil and gas markets, partially offset by a decrease in the petrochemical market. As of June 30, 2025, oil and gas (excluding petrochemical) market accounted for 36%, electric utility market accounted for 32%, and commercial and other industrial market accounted for 11% of our backlog.
Bookings, net of cancellations and scope reductions, increased by 11% during the nine months ended June 30, 2025 to $879.7 million, compared to $789.2 million during the nine months ended June 30, 2024. This increase was primarily driven by improved bookings in oil and gas, electric utility and light rail traction power markets, partially offset by decreased net bookings in petrochemical and commercial and other industrial markets.

Liquidity and Capital Resources
As of June 30, 2025, current assets exceeded current liabilities by 2.1 times.
Cash, cash equivalents and short-term investments increased to $433.0 million at June 30, 2025, compared to $358.4 million at September 30, 2024. The increase in cash, cash equivalents and short-term investments was primarily driven by our improved earnings due to higher gross profit, partially offset by capital spending, dividend payments, and cash payments related to shares withheld in lieu of employee tax withholding. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our future operating activities, working capital requirements, payment of dividends and capital spending, as well as research and development initiatives for the next twelve months and beyond. As we assess our capital allocation framework relative to our strategic objectives, we will continue to deploy capital to both organic and inorganic initiatives, as well as maintain a prudent approach to other methods that improve shareholder value.
Approximately $73.3 million of our cash, cash equivalents and short-term investments at June 30, 2025 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of June 30, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $76.0 million. There was $74.0 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2025. For further information regarding our debt, see Notes E and F of the Notes to Condensed Consolidated Financial Statements.
Cash Flows
Operating Activities
Operating activities provided net cash of $106.9 million during the nine months ended June 30, 2025, and provided net cash of $114.7 million during the same period in Fiscal 2024. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The decrease in operating cash flow was primarily due to working capital impact as we allocate capital to projects in the order book, partially offset by higher earnings.
Investing Activities
Investing activities used $4.2 million of cash during the nine months ended June 30, 2025 and used $13.0 million of cash during the same period in Fiscal 2024. Cash used by investing activities in the first nine months of Fiscal 2025 was primarily due to capital spending on the facility expansion and improvement project at our electrical products facility in Houston, partially offset by net maturities of short-term investments. In December 2023, we acquired intellectual property for a total consideration of $0.5 million, of which $250 thousand was paid in cash.
The $11 million expansion and improvement project at our electrical products facility in Houston has been completed and the incremental capacity is now in service.
Financing Activities
Net cash used in financing activities was $21.7 million during the nine months ended June 30, 2025 compared to $16.0 million used during the same period in Fiscal 2024. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price in the first nine months of Fiscal 2025 compared to the same period of Fiscal 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended June 30, 2025, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the third quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the third quarter of Fiscal 2025, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as those terms are defined in Regulation S-K, Item 408.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 6, 2025	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)