Form 10-K
period 2025-09-30
POWELL INDUSTRIES INC
filed 2025-11-19
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.4 billion as of March 31, 2025, based upon the closing price on the NASDAQ Global Market on that date.  The registrant, solely for the purpose of the calculation above, had deemed its board of directors, executive officers, and beneficial owners of 10% or more of the voting shares of its common stock to be affiliates, and deducted their stockholdings in determining the aggregate market value.
At November 17, 2025, there were 12,092,083 outstanding shares of the registrant’s common stock, par value $0.01 per share.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed not later than 120 days after September 30, 2025, are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, the effect of tariffs, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, the potential effects of ongoing military disputes, electronic, cyber or physical security breaches, and other factors detailed herein and in our other Securities and Exchange Commission (SEC) filings. Additional important risks, uncertainties and other factors are described in “Risk Factors” in Part I. Item 1A of this Annual Report. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report.
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

PART I

Item 1. Business
Overview
Powell Industries, Inc. is a Delaware corporation founded by William E. Powell in 1947. We develop, design, manufacture and service custom-engineered equipment and systems that distribute, control and monitor the flow of electrical energy and provide protection to motors, transformers and other electrically powered equipment. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell Canada, Inc.; Powell (UK) Limited; and Powell Industries International Limited.
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
References to Fiscal 2025, Fiscal 2024 and Fiscal 2023 used throughout this Annual Report relate to our fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Recent Developments
Business Acquisition
On August 15, 2025, we completed the previously announced business acquisition of Remsdaq Limited (Remsdaq), a U.K.-based manufacturer of Supervisory Control and Data Acquisition (SCADA) Remote Terminal Units (RTUs) for electrical substation control and automation in generation, transmission and distribution, for a total consideration of £13.6 million Pounds Sterling, or $18.4 million, including cash acquired. See Note P. Business Acquisition of the Notes to Consolidated Financial Statements for additional information.
Houston Electrical Products Manufacturing Facility Expansion
In Fiscal 2025, we completed the expansion and improvement project at our electrical products facility in Houston, Texas, and the incremental capacity has been placed into service.
Production Capacity Expansion at Jacintoport Manufacturing Facility
In August 2025, we announced a $12.4 million investment to expand production capacity at our Jacintoport manufacturing facility in Houston, Texas. The investment will add an incremental 335,000 square feet of productive capacity for Power Control Room laydown area, a 62% increase from the current yard capacity. The investment will also double the length of the existing shoreline bulkhead to 1,150 feet to support increased schedule flexibility and multiple ship lanes for the varied needs and project timelines of our customers. The incremental capacity is initially expected to support the Company’s oil and gas customers but can be utilized to support each of our market sectors.
Construction is expected to begin during the first quarter of Fiscal 2026 and is expected to be completed in the second half of Fiscal 2026.
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
We seek to establish long-term relationships with the end users of our systems as well as EPC firms contracted by those end users. We believe that fostering a culture of safety and focusing on customer satisfaction, along with our strong balance sheet, allow us to capitalize on opportunities in the industries we serve.
Due to the nature and timing of large projects, a large percentage of our revenues in a given period may result from a few specific contracts or customers. Contracts often represent large-scale and complex projects with an individual customer. By their nature, these projects are typically non-recurring. Thus, multiple or continuous projects of similar magnitude with the same customer are not predictable. The timing of large project awards may cause material fluctuations in our revenues and gross profits. Additionally, the reduction in business volume from a particular industry or the loss of a major customer could have an adverse effect on our business. From time to time, an individual manufacturing facility may have significant volume from one particular customer that would be material to that facility. If during that time the customer were to experience financial distress, a decline in business or circumstances that would otherwise necessitate a cancellation of a project with us, our revenue could be adversely impacted. In both Fiscal 2025 and Fiscal 2024, no single customer accounted for more than 10% of our consolidated revenues.
Research, Development and Intellectual Property
Research and development activities are critical to Powell’s sustained growth and are focused on both the development of new products and applications and enhancement of our existing product offerings. For example, Powell’s expertise in vacuum circuit breaker engineering is internationally recognized, and leveraging this expertise in the development of new products will help us expand into a broader range of application spaces and industry sectors. We are committed to continuous product improvement that will positively impact operational safety and reliability across the markets we serve.
From time to time, we apply for patents on new inventions and designs, but we believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection.
Additionally, we may acquire from time to time intellectual property to expand our product offering and application. For example, in August 2025, we acquired Remsdaq, which included an acquisition of technology of approximately $3 million. Intellectual property not covered by patents (or patent applications) includes trade secrets and other technological know-how that is not patentable or for which we have elected not to seek patent protection, including intellectual property relating to our manufacturing processes and engineering designs. Such unpatented technology, including research, development and engineering technical skills and know-how, as well as unpatented software, is important to our overall business and to the operations of our business. While our intellectual property assets taken together are important, we do not believe our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.
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

The following table presents our revenue for each market sector by percentage of total revenue for the years ended September 30, 2025, 2024 and 2023:

	2025	2024	2023
Oil and gas (excludes petrochemical)	37%	41%	39%
Electric utility	25%	19%	23%
Commercial and other industrial	16%	15%	15%
Petrochemical	14%	18%	13%
Light rail traction power	4%	2%	4%
All others	4%	5%	6%
Total	100%	100%	100%
In the oil and gas markets, we serve the upstream, midstream and downstream end markets, including onshore and offshore production, liquefied natural gas (LNG) facilities and terminals, pipelines and refineries. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have expanded our end markets into hydrogen production, carbon capture, as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
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
Backlog
Backlog represents management’s estimate of the remaining unsatisfied performance obligation from work to be performed on our firm orders under uncompleted contracts and customer purchase orders, including approved change orders as well as new contractual agreements on which work has not begun. Our backlog will be recognized as revenue as we complete the remaining performance obligations. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed. Typically, our contracts may have an early termination for convenience clause at the discretion of our customers; however, most of these contracts typically provide for the reimbursement of our costs incurred and a reasonable margin in the event of such early termination. Our methodology for determining backlog may not be comparable to the methodology used by other companies.
Our backlog at September 30, 2025 was $1.4 billion. We anticipate that approximately $824 million of Fiscal 2025 ending backlog will be recognized as revenue during our fiscal year ending September 30, 2026. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers and may not be indicative of continuing revenue performance over future fiscal quarters.
Raw Materials
The principal raw materials used in our operations include steel, copper and aluminum, as well as various engineered electrical components. Material costs represented 45% of revenues in Fiscal 2025, 47% of revenues in Fiscal 2024, and 49% of revenues in Fiscal 2023. Unanticipated changes in material requirements, market conditions and disruptions in the supply chain or price increases could impact production costs and affect our consolidated results of operations.
The equipment and materials that we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. Uncertainty and fluctuating global demand have led to significant volatility across commodity markets. We have occasionally experienced supply chain disruptions driven predominately by availability and cost volatility across our raw materials, engineered components and labor force. As our procurement function seeks to address specific supply chain challenges, we are working closely with our suppliers to meet our customer commitments. While we have experienced, and may continue to experience, issues related to increased lead times for the purchase and delivery of key raw materials or components, we continue to monitor the availability (including transportation) and price of components and raw materials on a regular basis, as well as any potential impact on our operations. In response to the increased cost environment and supply chain challenges, we strive to effectively manage our product pricing, delivery schedules and bid validity dates with our customers, as well as improve factory efficiencies and project execution. While the cost outlook for commodities used in the production of our products is not certain, we believe we can manage this volatility through contract pricing adjustments, with material-cost predictive estimating, hedging and by actively pursuing internal cost reduction efforts.
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
Human Capital
At September 30, 2025, we had 3,143 full-time employees and 315 contract employees located primarily in the United States, Canada and the United Kingdom (U.K.). Our employees are not represented by unions, and we believe that our relationship with our employees is good. Periodically, we find it challenging to source qualified personnel in certain geographic areas due to increased construction or economic activity. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees. A decline in our employee relations, labor shortages or increased labor costs could impair our ability to maintain our business, meet customer commitments or grow our revenues, and may adversely impact our business and results of operations.
Our top human capital priorities include the well-being, health and safety, and retention of our employees, as well as enhanced learning and leadership training opportunities, workplace safety, internal promotion and key employee retention. Powell emphasizes a culture of safety that runs throughout the Company. We establish annual safety goals and monthly operating metrics which have resulted in a safety emergency modification rating (EMR) 0.80, which is below the industry average of 1.0, according to the U.S. Bureau of Labor Statistics. We believe that the seven-year average tenure of our employees is a reflection of our inclusive and supportive culture, and focused efforts on internal promotion, key employee retention and succession planning. Our annual Organizational Capabilities Review is focused on succession planning within our organization and is reviewed annually by our Board of Directors. We measure our success based on the percentage of internal promotions to key positions and our ability to attract and retain key employees.

Seasonality
Our operations are not generally affected by seasonality. However, weather and natural phenomena can temporarily impact the performance of our operations. Furthermore, quarterly operating results may fluctuate in our first fiscal quarter due to the reduction in the number of workdays related to the number of holidays and paid time off that is taken in that fiscal quarter.
Government Regulations
We are subject to various government regulations in the U.S. as well as various international locations where we operate. These regulations cover diverse areas including environmental compliance, import and export controls, economic sanctions, data and privacy protection, transfer pricing rules, anti-bribery, anti-trafficking and anti-trust provisions. Our policies mandate compliance with applicable laws and regulations administered by various state, federal and international agencies, and are designed to promote and encourage ethical practices in our everyday operations. We have established a multi-faceted compliance program that includes educating employees and leadership, performing risk-based due diligence and evaluating our supplier and customer base. We believe that the compliance cost associated with these governmental regulations will not have a material impact on our capital expenditures, results of operations or competitive position.

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
The end markets that we serve have historically been cyclical and will continue to be vulnerable to general downturns, which in turn could materially and adversely affect the demand for our products and services. Cyclicality is predominately driven by customer demand, global economic and geopolitical conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customer projects, budgets for capital expenditures and the need for our services have in the past, and may in the future, be adversely affected by, among other things, the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, commodity prices, political uncertainties, cost of capital, currency fluctuations, regulatory actions and environmental concerns. These variables may impact the number or the amount of new awards, delays in the timing of awards or potential cancellation of projects. Changes in product mix or services can have a significant impact on our gross margins on a quarterly and annual basis. The uncertainty of our contract award timing is outside of our control and can also present difficulties in matching workforce size with contract requirements. In some cases, we bear and maintain the cost of a ready workforce that may be larger than necessary in anticipation of future workforce needs. If an expected contract is delayed or not received, we may incur additional costs in staff or facility redundancy that could have an adverse impact on our business, financial condition and results of operations.
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
Failure to place competitive bids and adequately project future costs may result in losses on our fixed-price contracts with customers.
Our products and services are typically awarded in competitive bid situations. When placing bids, we may fail to adequately project costs for our customers’ projects, which may lead to us winning a bid that does not adequately compensate us for our costs. Such failure could adversely impact our results of operations. Factors that could impact our ability to adequately project costs for our bids include, but are not limited to: the impacts of inflation; labor shortage; the cost of raw materials; increases caused by tariffs; delays incurred by the failure of third-party suppliers to deliver in the quality or quantity required; unanticipated technical problems, including design or engineering issues. Additionally, we bear the risk of cost overruns and delays in most of our contracts and, as a result, if we fail to adequately manage such cost overruns or delays, our results of operations and our business may be adversely impacted.
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
Technological innovations may make existing products and production methods obsolete. The development or use of Artificial Intelligence (AI) by our competitors or other third parties may impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
All of the products that we manufacture and sell depend upon optimizing available technology for success in the marketplace. The industries in which we operate are characterized by intense competition and are highly sensitive to technological innovation and customer requirements. Our competitors may develop products or production methods that are superior in price or quality, or incorporate AI into their products that will make current products or services offered by us obsolete. Our future success will depend, in part, on our ability to anticipate and offer products that meet changing industry and customer specifications, including by funding our research and development costs. For example, consumer demand for further automation is changing the markets in which we operate. Failure to successfully develop new products, or to enhance existing products, could result in the loss of existing customers to competitors, the inability to attract new business or an overall reduction of our competitive position, any of which could adversely affect our business and results of operations. Our competitors or other third parties may incorporate AI, including machine learning, data science and similar technologies, into their product development, product enhancement or product offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
We may not be successful in our AI initiatives, which could adversely affect our business, reputation, and results of operations.
The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of the generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of customer/user confidence. Cybersecurity threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. The complex and rapidly evolving landscape around AI could expose us to claims, inquiries and proceedings by third parties and global regulatory authorities and subject us to legal liability as well as reputational harm.

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
The success of our business depends upon the quality of our products and our relationships with customers. In the event that our products fail to meet our customers’ standards or safety requirements or fail to operate effectively, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We provide warranties to our customers for our products and services, and the cost to satisfy customer warranty claims, which may include, among other things, costs for the repair or replacement of products could adversely impact our business and results of operations.
Many of our contracts contain performance obligations that may subject us to penalties or additional liabilities.
Many of our customer contracts have schedule and performance obligation clauses that, if we fail to meet, could subject us to penalty provisions, liquidated damages or claims against us, or our outstanding letters of credit or performance bonds. In addition, some customer contracts stipulate protection against our gross negligence or willful misconduct. Each individual contract seeks to define the conditions under which the customer may make a claim against us. Due to the growth in our backlog, our manufacturing and fabrication capacity as well as our ability to recruit and retain qualified labor is challenged resulting in an increased risk of meeting delivery dates and other contract performance obligations. It is possible that adjustments arising from such claims, or our failure to manage our contract risk, may not be covered by insurance and could have an adverse impact on our results of operations.
Growth and product diversification through strategic acquisitions involve a number of risks.
Our strategy includes the pursuit of growth and product diversification through the acquisition of companies or assets and entering into joint ventures that could enable us to expand our geographic coverage and product and service offerings. We periodically review potential acquisitions; however, we may be unable to successfully implement this strategy. Acquisitions involve certain risks, including distraction of management, possible disruption to ongoing business, difficulties in the integration of operations and systems, failure to realize cost savings and achieve anticipated synergies, complications arising from merging differing cultures, systems, or technologies, the termination of relationships by key personnel and customers of the acquired company and a failure to retain or add additional employees to handle the increased volume of business. Additionally, financial and accounting challenges and complexities in areas such as valuation, tax planning, treasury management, systems integration and financial reporting from our acquisitions may impact our operating results. Due diligence may not be adequate or reveal all risks and challenges associated with our acquisitions. Companies that we acquire may not achieve revenues, profitability or cash flows that we expect, or that ultimately justify the investment. It is possible that impairment charges resulting from the overpayment for an acquisition may negatively impact our results of operations. Financing for acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all, or which may be restricted under the terms of our credit facility or other financing arrangements. Any failure to successfully complete or successfully integrate acquisitions could have a material adverse effect on our business and results of operations.
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
Various factors drive demand for our products and services, including the price and demand for oil, gas and electrical energy, capital expenditures, economic forecasts, global political environments (including war and terrorism), anticipated environmental, safety or regulatory changes and the cost of capital. Unanticipated increases in raw material and component requirements or prices, the imposition of tariffs, and changes in supplier availability or supplier consolidation could increase production costs and adversely affect profitability. Uncertainty regarding these factors could impact our customers and severely impact the demand for projects and orders for our products and services. Additionally, the loss of significant volume from one particular customer at one of our facilities could adversely impact the operating results of that facility. Our ability to maintain or expand our business would be limited in the future if we are unable to maintain or increase our bonding capacity or our bank credit facility on favorable terms or at all. Similarly, disruptions in the capital markets or increased interest rates may also adversely impact our customer’s ability to finance projects, which could result in contract cancellations or delays. These disruptions could lead to reduced demand for our products and services and cancellation of existing projects, and could have an adverse impact on our business, financial condition and results of operations.
Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits and could adversely impact our ability to meet commitments to our customers.
Our material costs equaled approximately 45% of our consolidated revenues for Fiscal 2025. Unanticipated shortages in raw material and components, rising prices due to overall inflationary pressure, the imposition of tariffs, or delays in production or transportation could increase production costs or lead times and adversely affect profitability as fixed-price contracts may prohibit our ability to charge the customer for the increase in raw material prices.
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
Our credit agreement contains various financial covenants and restrictions, which includes maintaining a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. For more information on our credit agreement and the restrictions thereunder, see Note G. Long-Term Debt of the Notes to Consolidated Financial Statements. Our ability to remain in compliance with such financial covenants and restrictions may be affected by factors beyond our control, including general or industry-specific economic downturns. If we fail to remain in compliance with such covenants and restrictions, absent an amendment or waiver, this could result in an event of default under the credit agreement. Among other things, the occurrence of an event of default could limit our ability to pay dividends, issue letters of credit, obtain additional financing or result in acceleration of outstanding amounts under the credit agreement or a termination of the agreement, any of which could have an adverse impact on our liquidity, business and results of operations.
We extend credit to customers in conjunction with our performance under fixed-price contracts which subjects us to potential credit risks.
We typically agree to allow our customers to defer payment on projects until certain performance milestones have been met or until the projects are substantially completed, and customers often withhold some portion of amounts due to us as retainage. Our payment arrangements subject us to potential credit risk related to changes in business, financial markets and economic factors affecting our customers, including material changes in our customers’ revenues or cash flows. If we are unable to collect amounts owed to us, or retain amounts paid to us, our cash flows would be adversely impacted, and we could experience losses if those amounts exceed current allowances. Any of these factors could adversely impact our business and results of operations.
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
Revenues associated with projects located outside of the United States, including revenues generated from our operations in the U.K. and Canada, accounted for approximately 20% of our consolidated revenues in Fiscal 2025. While our manufacturing facilities are located in developed countries with historically stable operating and fiscal environments, our business and results of operations could be adversely affected by a number of factors, including political and economic instability; social unrest, acts of terrorism, force majeure, war or other armed conflict; inflation; changes in tax laws; the application of foreign labor regulations; currency fluctuations, devaluations and conversion restrictions or governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds and trade restrictions or economic embargoes imposed by the United States or other countries. Additionally, compliance with foreign and domestic import and export regulations, including laws and regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act or the U.K. Bribery Act 2010, and similar laws of other jurisdictions outside the United States, could adversely impact our ability to compete for contracts in the applicable governing jurisdiction. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.
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

Our ability to access credit and capital markets may be limited, which could adversely affect our liquidity, operations, and growth strategy.
We may be unable to obtain financing when needed or on favorable terms, particularly during periods of market volatility or reduced liquidity. Unstable market conditions, changes in our financial performance, or factors affecting our industry could increase borrowing costs or restrict access to debt and equity financing. In addition, fluctuations in our common stock price, driven by market conditions or events beyond our control, could limit our ability to raise funds through equity markets.
Risk Factors Related to our Corporate Structure and our Common Stock
Provisions of our charter documents or Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.
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

The personal liability of our directors and officers for monetary damages for breach of their fiduciary duty of care is limited by the Delaware General Corporation Law and by our certificate of incorporation.
The Delaware General Corporation Law allows corporations to limit available relief for the breach of directors’ or officers’ duty of care to equitable remedies such as injunction or rescission. Our certificate of incorporation limits the liability of our directors and officers to the fullest extent permitted by Delaware law. Specifically, our directors and officers will not be personally liable for monetary damages for any breach of their fiduciary duty, except for liability:
•for any breach of their duty of loyalty to the Company or our stockholders;
•for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•for any transaction from which the director or officer derived an improper personal benefit;
•solely with respect to directors, under provisions relating to unlawful payments of dividends or unlawful stock repurchases or redemptions; and
•solely with respect to officers, for any action by or in the right of the Company.
This limitation may have the effect of reducing the likelihood of derivative litigation against directors or officers and may discourage or deter stockholders (or, with respect to directors, management) from bringing a lawsuit against directors or officers, as applicable, for breach of their duty of care, even though such an action, if successful, might otherwise have benefited our stockholders.

The exclusive-forum provision contained in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of us, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of Powell to Powell or our stockholders, including a claim for breach of fiduciary duty, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our bylaws or certificate of incorporation or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine or asserting an "internal corporate claim" shall, to the fullest extent permitted by law, be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the State of Delaware).

To the fullest extent permitted by applicable law, this exclusive-forum provision applies to state and federal law claims, including claims under the federal securities laws, including the Securities Act of 1933, as amended, and the Exchange Act, although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This exclusive-forum provision may limit the ability of a stockholder to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find this exclusive-forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition. In addition, stockholders who do bring a claim in a state or federal court located within the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. In addition, the court located in the State of Delaware may reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders.
Our stock price could decline or fluctuate significantly due to unforeseen circumstances that may be outside of our control. These fluctuations may cause our stockholders to incur losses.
Our stock price could fluctuate or decline due to a variety of factors including, but not limited to, the risk factors described herein, declines in the overall financial and economic outlook, timing and cancellation of projects, declines in new orders or backlog, changes in our estimated costs to complete projects, investors’ opinions of the sectors and markets in which we operate or failure of our operating results to meet the expectations of securities analysts or investors, which could reduce investor confidence. These factors could adversely affect our business, and the trading price of our common stock could decline significantly.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act requires disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and our efforts to prevent the use of such minerals. In our industry, conflict minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict-free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict-free.”

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
We are subject to income taxes in the United States and numerous foreign jurisdictions. A change in tax laws, deductions or credits, treaties or regulations, or their interpretation, in the countries in which we operate, could result in a higher tax rate on our pre-tax income, which could have a material impact on our net income. For example, several jurisdictions have implemented or are expected to implement in the future, the Organization for Economic Co-operation and Development Pillar

2, which is aimed at preventing base erosion and profit shifting, ensuring income is subject to a minimum level of taxation and preventing treaty misuse. The application of these provisions is not always certain, and jurisdictions are still developing their rules and interpretations with regard to the same. The One Big Beautiful Bill Act (the OBBBA) was recently signed into law and includes a broad range of tax reform provisions affecting businesses. The OBBBA extends and modifies certain key 2017 Tax Cuts & Jobs Act (TCJA) provisions (both domestic and international) and revamps some of the TCJA’s provisions on the taxation of corporations’ foreign income. The OBBBA also expands certain Inflation Reduction Act incentives while accelerating the phase-out of others. We are regularly under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the extent to which deferred tax assets are realized and changes in uncertain tax positions. A significant increase in our statutory tax rates or loss of our ability to claim Research and Development Tax Credits could have a material impact on our net income or loss and cash flow.
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
There is uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. There is also uncertainty as to whether trade between the U.S. and other countries, including countries in which we operate and countries where our customers or suppliers operate, may be impacted by these policy developments. Additional restrictions or economic disincentives on United States or international trade such as significant increases in tariffs on goods could adversely impact our business. Moreover, announced changes and proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have caused high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs and ongoing legal challenges to such tariffs, on our business and operations, including increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. Changes in United States or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell our products, and any negative sentiment towards the United States as a result of such changes, could adversely impact our business and results of operations.

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
ESG matters have been a focus for consumers, investors, as well as by governmental and non-governmental organizations. For example, organizations that provide ESG information to investors have developed ratings processes for evaluating a business entity’s approach to ESG matters. Although currently no universal rating standards exist, certain investors use these scores to benchmark businesses against their peers and, if a business entity is perceived as lagging, these investors may engage with the entity to demand improved ESG disclosure or performance. Consequently, a low sustainability score could result in exclusion of our securities from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors. To the extent that our ESG initiatives are deemed to be insufficient by stakeholders, this could adversely impact our business, results of operations, stock price or competitive position.
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
Climate change regulations could require us or our customers to incur additional expenditures to either purchase new, or modify existing equipment or processes. These laws and regulations may also increase the cost of raw materials from our suppliers. The potential for future ESG and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. For example, the State of California has published new rules that would require companies doing business in California to provide significantly expanded climate-related disclosures in their periodic reporting. New and proposed regulatory requirements may require us to incur significant additional costs to monitor and comply, and may also include additional internal control processes and procedures.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
Cybersecurity represents an important component of our overall approach to enterprise risk management. Our cybersecurity policies and processes are fully integrated into our Enterprise Risk Management program and are based on the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the NIST Cybersecurity Framework), a toolkit for organizations to manage cybersecurity risk in its assessment of cybersecurity capabilities and in developing cybersecurity priorities. In addition to internal assessments, our cybersecurity strategy and capabilities are evaluated and audited against the NIST Cybersecurity Framework and industry best practices by independent, third-party, leading specialists in cybersecurity. We strive to create a culture of cybersecurity resilience and awareness. This tone is set from the top and continuously reinforced with our employees through education and regular testing. We continue to improve our programs and invest in the security of our systems, operations, people, infrastructure, and cloud environments. Our cybersecurity strategy seeks to follow industry best practices designed to ensure compliance with applicable global privacy and regulatory requirements. To protect our customers, we administer physical, technological and administrative controls on data privacy and security. We regularly validate our security controls by performing penetration testing, compliance audits, as well as proactive security testing to ensure our systems and controls are secure. The Board of Directors is briefed on our strategy and roadmap in alignment with the NIST Cybersecurity Framework. The Board receives annual updates on program maturity, cybersecurity risks, threat landscape and overall program progress.

Our cybersecurity risk management program is focused on the following key areas:
Education and Awareness
We provide required security awareness education and training to our employees and contractors with system access that focuses on various aspects of the cybersecurity world. Users of Powell’s internal systems are required to complete an annual cybersecurity awareness training and are tested for awareness on a regular basis. We also provide tailored training courses to functional technology employees and employees who process personal or sensitive information.
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

Cybersecurity Governance
Our executive management team and Board of Directors oversee our policies with respect to risk assessment and the management of those risks that may be material to us, including cybersecurity risks. Our Board of Directors has delegated responsibility to the Audit Committee for the oversight of cybersecurity risks. While cybersecurity resilience is the responsibility of every employee and contractor, the cybersecurity program is led by the Chief Information Security Officer who reports to the Chief Financial Officer. Our Chief Information Security Officer has extensive experience in network engineering and cybersecurity operations from both a practical and management standpoint. He leads global teams in cybersecurity and infrastructure operations and regularly attends training in cybersecurity and risk mitigation. The Information Technology (IT) Cybersecurity Risk Management Committee, comprising senior IT leaders, meets quarterly and reviews trending risks and remediation efforts, and reports to the Audit Committee. When necessary, we assign resources to mitigate and evaluate risks to the enterprise level as part of our Enterprise Risk Management program.
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
We own 100% of the offices and facilities in the following principal locations as of September 30, 2025:

Location	Description	Acres	Approximate Square Footage
Houston, TX	Corporate office and manufacturing facility	21.4	428,515
Houston, TX	Office and manufacturing facility	53.4	346,554
Houston, TX	Office, fabrication facility, bulkhead and yard	62.4	82,320
Houston, TX	Office and warehouse facility	9.3	37,200
North Canton, OH	Office and manufacturing facility	8.0	115,200
Northlake, IL	Office and manufacturing facility	10.0	103,500
Bradford, U.K.	Office and manufacturing facility	7.9	129,200
Deeside, U.K.	Office and manufacturing facility	4.3	42,329
Acheson, Alberta, Canada	Office and manufacturing facility	20.1	330,168

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

Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The current executive officers of Powell are as follows:

Name	Age*	Current Position with Powell
Brett A. Cope	57	President and Chief Executive Officer, Chairman of the Board
Michael W. Metcalf	58	Executive Vice President, Chief Financial and Principal Accounting Officer
Davide Tuninetti	50	Vice President, Chief Human Resources Officer
*As of November 19, 2025.

There are no family relationships among any of the executive officers named above or any member of our Board of Directors. The Board of Directors annually appoints the executive officers to serve.

Brett A. Cope has served as Powell’s President and Chief Executive Officer since October 2016 and as the Chairman of the Board of Directors since 2019.

Michael W. Metcalf has served as Powell’s Executive Vice President, Chief Financial and Principal Accounting Officer since February 2024, and as Powell’s Executive Vice President, Chief Financial Officer from December 2018 to February 2024.

Davide Tuninetti has served as Powell’s Vice President, Chief Human Resources Officer since February 2025. Mr. Tuninetti previously served as the Vice President Human Resources, Americas of GKN Powder Metallurgy from March 2019 to January 2025.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Market (NASDAQ) under the symbol “POWL.”
Holders
As of November 17, 2025, there were 194 stockholders of record of our common stock.
Dividend Policy
We paid cash dividends to our common stockholders in each quarter of Fiscal 2025 and expect comparable cash dividend payments in the future. However, future cash dividend payments will depend on future earnings, capital requirements, financial condition and debt covenants.

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
In our Form 10-K for the fiscal year ended September 30, 2024, the performance graph included a peer index (the “Previous Industrial Electrical Equipment Group”) composed of Ameresco, Inc.; AZZ Inc.; Belden Inc.; CECO Environmental Corp.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; Sterling Infrastructure, Inc.; Thermon Group Holdings Inc. and Woodward, Inc. As a continuing effort to align our peer group with our industry, end markets, market capitalization, location and other factors, we have removed AZZ Inc. from our peer group. Accordingly, the new Industrial Electrical Equipment Group is composed of Ameresco, Inc.; Belden Inc.; CECO Environmental Corp.; Daktronics Inc.; EnerSys; Franklin Electric Co, Inc.; Gibraltar Industries, Inc.; LittelFuse Inc.; LSI Industries Inc.; Matthews International Corporation; Preformed Line Products Company; Sterling Infrastructure, Inc.; Thermon Group Holdings Inc. and Woodward, Inc. (collectively, the “New Industrial Electrical Equipment Group”).
The following graph compares, for the period from October 1, 2020 to September 30, 2025, the cumulative stockholder return on our common stock with the cumulative total return on the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group. The comparison assumes that $100 was invested on October 1, 2020, in our common stock, the IShares Russell 2000, the Invesco S&P SmallCap 600 Energy, the new Industrial Electrical Equipment Group and the previous Industrial Electrical Equipment Group, and that all dividends were re-invested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the twelve months ended September 30, 2025 compared to the twelve months ended September 30, 2024 should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report. For discussion and analysis of our financial condition and results of operations for Fiscal Year 2024 as compared to Fiscal Year 2023, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 20, 2024. Any forward-looking statements made by or on our behalf are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, and the actual results may differ materially from those projected in the forward-looking statements. For a description of the risks and uncertainties, please see “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report.

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
In Fiscal 2025, we reported revenues of $1.1 billion, net income of $180.7 million, and generated $167.9 million in cash from operating activities. As of September 30, 2025, we had total assets of $1.1 billion.
On August 15, 2025, we completed the previously announced business acquisition of Remsdaq Limited (Remsdaq), a U.K.-based manufacturer of Supervisory Control and Data Acquisition (SCADA) Remote Terminal Units (RTUs) for electrical substation control and automation in generation, transmission and distribution, for a total consideration of £13.6 million Pounds Sterling, or $18.4 million, including cash acquired. The acquisition advances our key strategic initiative to expand our automation platform capabilities. We believe the combination of Powell’s hardware and detection sensors with Remsdaq’s SCADA RTUs creates a highly synergistic integration that positions us to effectively meet the growing demand for more sophisticated solutions that enhance utility operational efficiency, system reliability and security. See Note P. Business Acquisition of the Notes to Consolidated Financial Statements for additional information.
Outlook
Our backlog increased to $1.4 billion as of September 30, 2025, of which approximately $824 million is expected to be recognized as revenue during our fiscal year ending September 30, 2026. Although current commercial activity remains active in most of the markets that we compete in, we remain attentive to the macro environment and geopolitical events that may have an impact on future market activity.
Oil and gas and petrochemical markets. The North American market is responding to increased international demand for liquefied natural gas (LNG) and gas-to-chemical processes utilizing low-cost gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and low cost, has supported investments in LNG, related gas processing, and petrochemical processes, and as a result, has sustained our order activity associated with such markets, which is evidenced by two large, domestic LNG project awards during the first half of Fiscal 2025. Other oil and gas end markets have remained active as well, and we secured two large, offshore projects in our core oil and gas end markets during the third quarter of Fiscal 2025. In addition to the traditional crude oil refining and other oil and gas downstream processes, we have expanded our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, in response to the demand for clean energy.
Electric utility market. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in this market. During the third quarter of Fiscal 2025, we won a project for a new power generation plant, representing the largest electric utility award in the Company’s history.
Commercial and other industrial markets. As a result of a mix of factors we are experiencing steady growth in commercial facilities that provide for the production of various consumer goods and the expansion of data centers that support cloud computing and increasing investments in artificial intelligence. We are also experiencing increased activity in other industrial end markets. In the first half of Fiscal 2025, we secured a large mining project for the production of potash, which is expected to be executed in late Fiscal 2027 and beyond.
Additionally, we booked an order for a domestic light rail traction power project in the third quarter of Fiscal 2025, representing the first large traction power project booked in several quarters.
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
During Fiscal 2025, we continued experiencing high volatility in commodity prices, and ongoing supply chain delays for specific engineered components remained a persistent challenge for us. Moreover, ongoing and recently proposed changes to U.S. global trade policy, along with potential international retaliatory measures, and concerns over inflation, recession and slowing growth have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.
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

Results of Operations
Twelve Months Ended September 30, 2025 Compared to Twelve Months Ended September 30, 2024
Revenue and Gross Profit
Revenues and costs are primarily related to custom engineered-to-order equipment and systems and are accounted for under percentage-of-completion accounting, which precludes us from providing detailed price and volume information.
Revenues increased by 9%, or $92.0 million, to $1.1 billion in Fiscal 2025, primarily driven by strong project backlog at the end of Fiscal 2024 and strong bookings that continued throughout Fiscal 2025. Domestic revenues increased by 4%, or $33.7 million, to $880.2 million in Fiscal 2025. International revenues increased by 35%, or $58.3 million, to $224.1 million in Fiscal 2025, primarily driven by increased project volume from our Canada operations and increased activity in the Middle East and Africa region. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In Fiscal 2025, revenue from our electric utility market increased by 50%, or $92.4 million, to $279.0 million; commercial and other industrial market revenue increased by 19%, or $28.3 million, to $178.2 million; and revenue from our light rail traction power market increased by 87%, or $19.2 million, to $41.3 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and commercial and other industrial markets and the improved market conditions in these end markets. Revenue from our petrochemical market decreased by 19%, or $34.4 million, to $151.2 million with the reduction in backlog and bookings in this market and as the business nears completion of the large petrochemical order secured in Fiscal 2023. Revenue from our oil and gas market (excluding petrochemical) decreased by 3%, or $10.6 million, to $406.6 million and revenue from all other markets combined decreased by 6%, or $3.0 million to $48.1 million in Fiscal 2025 due to less project volume. For additional information on the markets we serve, see “Markets” in Part I, Item 1 of this Annual Report.
Gross profit increased by 19%, or $51.3 million, to $324.4 million in Fiscal 2025. Gross profit as a percentage of revenues increased to 29% in Fiscal 2025 as compared to 27% in Fiscal 2024. This increase in gross profit was primarily driven by higher revenues and improved gross profit margin due to favorable volume leverage and strong project execution in a stable pricing environment throughout Fiscal 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 12%, or $10.5 million, to $95.4 million in Fiscal 2025, primarily due to higher compensation expense and costs associated with the acquisition of Remsdaq. Selling, general and administrative expenses as a percentage of revenues increased to 9% in Fiscal 2025, compared to 8% in Fiscal 2024.
Income Tax Provision
We recorded an income tax provision of $52.8 million in Fiscal 2025, resulting in an effective tax rate of 23%, compared to an income tax provision of $46.2 million in Fiscal 2024 at an effective tax rate of 24%. For both Fiscal 2025 and 2024, the effective tax rate was favorably impacted by tax benefits related to the vesting of restricted stock units and the estimated Research and Development Tax Credit, which were offset by state income tax expense and certain non-deductible items. Additionally in Fiscal 2024, these benefits were offset by an income inclusion related to U.S. global intangible income.
Net Income
In Fiscal 2025, we recorded net income of $180.7 million, or $14.86 per diluted share, compared to net income of $149.8 million, or $12.29 per diluted share in Fiscal 2024. The increase in net income was primarily driven by higher revenue and improved gross profit margin in Fiscal 2025.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at September 30, 2025 was $1.4 billion, a 3% increase from our $1.3 billion backlog at September 30, 2024. This increase was mainly driven by electric utility, commercial and other industrial and light rail traction power markets, partially offset by a decrease in the petrochemical market. As of September 30, 2025, electric utility and oil and gas (excluding petrochemical) markets each accounted for 33% of our backlog, the commercial and other industrial market accounted for 15% and the petrochemical and light rail traction power markets each accounted for 8% of our backlog.
Bookings, net of cancellations and scope reductions, increased by 9% in Fiscal 2025 to $1.2 billion, compared to $1.1 billion in Fiscal 2024. This increase was primarily driven by improved bookings in oil and gas, electric utility and light rail traction power markets, partially offset by decreased net bookings in the petrochemical market.
Liquidity and Capital Resources
As of September 30, 2025, current assets exceeded current liabilities by 2.1 times.
Cash, cash equivalents and short-term investments increased to $475.5 million at September 30, 2025, compared to $358.4 million at September 30, 2024. The increase in cash, cash equivalents and short-term investments was primarily driven by our strong earnings, partially offset by working capital commitment, cash paid for the Remsdaq acquisition, capital spending, dividend payments, and cash payments related to shares withheld in lieu of employee tax withholding. We invest our cash, cash equivalents and short-term investments in accordance with the Company’s investment policy approved by the Board of Directors. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our ongoing operating activities, dividend payments and future organic and inorganic business growth, as well as research and development initiatives for the next twelve months and beyond.
As we assess our capital allocation framework relative to our strategic objectives, we will continue to deploy capital to both organic and inorganic initiatives, as well as maintain a prudent approach to other methods that improve shareholder value. We regularly assess our capital allocation framework. Our current intention is to prioritize our working capital needs, fund research, capital expenditures and other organic growth opportunities, while also returning capital to shareholders and evaluating strategic inorganic opportunities as they arise. Our capital allocation plan depends upon a number of factors, including market conditions, our financial position and capital requirements, financial conditions, competing uses for cash, and other factors.
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment which added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured shall be deducted from consolidated funded indebtedness, when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio. On June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average. On September 24, 2024, in connection with the expected discontinuation of the publication of the Bloomberg Short-Term Bank Yield Index Rate as administered by the Bloomberg Index Service Limited (BSBY), we further amended the U.S. Revolver by entering into a conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the BSBY as a benchmark rate with the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York. On September 30, 2025, we entered into a fourth amendment to the U.S. Revolver associated with a reorganization of holding companies of our foreign subsidiaries, replacing the prior share pledge on 65% of the equity interests of Powell Industries International, B.V., with the share pledge on 65% of the equity interest of Powell Industries International Limited.
As of September 30, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $77.5 million. There was $72.5 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2025. For further information regarding our debt, see Notes G. Long-Term Debt and H. Commitments and Contingencies of Notes to Consolidated Financial Statements.
Approximately $88.9 million of our cash, cash equivalents and short-term investments at September 30, 2025 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.

Cash Flows
Operating Activities
Operating activities provided net cash of $167.9 million during Fiscal 2025 and provided net cash of $108.7 million during Fiscal 2024. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The increase in operating cash flow was primarily driven by improved earnings and a steady allocation of working capital to projects in the order book.
Investing Activities
Investing activities used $8.3 million of cash during Fiscal 2025 and used $21.9 million of cash in Fiscal 2024. Cash used in investing activities during Fiscal 2025 was primarily attributable to the Remsdaq acquisition and the capital spending on the facility expansion and improvement project at our electrical products facility in Houston. The cash spending was partially offset by net maturities of short-term investments.
During the fourth quarter of Fiscal 2025, we completed the previously announced business acquisition of Remsdaq for a cash consideration of $10.6 million, net of cash acquired, on the acquisition date, and an additional cash payment of $0.9 million in September 2025, as Remsdaq achieved its financial target. See Note P. Business Acquisition of the Notes to Consolidated Financial Statements for additional information.
In Fiscal 2025, the expansion and improvement project at our electrical products facility in Houston was completed and the incremental capacity has been placed into service.
During Fiscal 2024, cash used in investing activities was primarily associated with the net purchase of short-term investments, a cash purchase of land and buildings in Houston, Texas for $5.6 million, and regular capital spending on property, plant and equipment.
Financing Activities
Net cash used in financing activities was $25.1 million during Fiscal 2025 compared to $19.3 million used during Fiscal 2024. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the significant increase in our share price during Fiscal 2025 compared to Fiscal 2024.

Planned Capital Spending
In August 2025, we announced a $12.4 million investment to expand production capacity at our Jacintoport manufacturing facility in Houston, Texas. The investment will add an incremental 335,000 square feet of productive capacity for Power Control Room laydown area, a 62% increase from the current yard capacity. The investment will also double the length of the existing shoreline bulkhead to 1,150 feet to support increased schedule flexibility and multiple ship lanes for the varied needs and project timelines of our customers. The incremental capacity is initially expected to support the Company’s oil and gas customers but can be utilized to support each of our market sectors.
Construction is expected to begin in the first quarter of Fiscal 2026 and is expected to be completed in the second half of Fiscal 2026.
Other Commercial Commitments
We are contingently liable for letters of credit and bank guarantees totaling $81.4 million as of September 30, 2025, with the following potential cash outflows in the event that we are unable to perform under our contracts (in thousands):

Payments Due by Period:	Letters of Credit/ Bank Guarantees
Less than 1 year	$38,919
1 to 3 years	35,426
More than 3 years	7,099
Total commercial commitments	$81,444

We also had surety bonds totaling $417.3 million that were outstanding at September 30, 2025. Surety bonds are primarily used to guarantee our contract performance to our customers.
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
Contract Estimates
Actual revenues and project costs may vary from previous estimates due to changes in a variety of factors. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the availability of materials, and the effect of any delays on our project performance. We periodically review our job performance, job conditions, estimated profitability and final contract settlements, including our estimate of total costs and make revisions to costs and income in the period in which the revisions are probable and reasonably estimable. We bear the risk of cost overruns in most of our contracts, which may result in reduced profits. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period. See Note E. Revenue of the Notes to Consolidated Financial Statements for disclosures related to changes in contract estimates.
Variable Consideration
It is common for our long-term contracts to contain variable consideration that can either increase or decrease the transaction price. Due to the nature of our contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. We estimate the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amounts, or the most likely amount method, which uses various factors including experience with similar transactions and assessment of our anticipated performance. Variable consideration is included in the transaction price if legally enforceable and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is resolved.
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
See Note I. Income Taxes of the Notes to Consolidated Financial Statements for disclosures related to the valuation allowance recorded in relation to deferred taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks arising from transactions we have entered into in the normal course of business. These risks primarily relate to fluctuations in commodity prices, foreign currency transactions and interest rates.
Commodity Price Risk
We are subject to market risk from fluctuating market prices of certain raw materials used in our products. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. We attempt to pass along such commodity price increases to our customers on a contract-by-contract basis to avoid a negative effect on our gross margin. We enter into derivative contracts to hedge a portion of our exposure to commodity price risk. These contracts were immaterial to our earnings and cash flows for Fiscal 2025, 2024 and 2023. In the future, we may enter into additional derivative contracts to further hedge our exposure to commodity price risk. Even though we continue to experience price volatility with some of our key raw materials and components, with the consideration of our hedging strategy, we believe our exposure to commodity price risk is minimal.
Foreign Currency Transaction Risk
We have foreign operations that expose us to foreign currency exchange rate risk in the British Pound Sterling, the Canadian Dollar and to a lesser extent the Singapore Dollar and the Euro, among others. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a component of stockholders’ equity in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect payments in their respective local currencies or U.S. Dollars. Additionally, expenses associated with these transactions are generally contracted and paid for in the same local currencies. Our realized foreign exchange loss was $0.3 million and $0.8 million, respectively for Fiscal 2025 and Fiscal 2024. These losses were included in selling, general and administrative expenses in our Consolidated Statements of Operations. From time to time, our foreign subsidiaries may enter into foreign exchange forward contracts to hedge their foreign currency exposures, if any. These contracts were insignificant to our earnings and cash flows for Fiscal 2025, 2024 and 2023. We do not typically hedge our exposure to potential foreign currency translation adjustments.

Our accumulated other comprehensive loss, which is included as a component of stockholders’ equity, was $27.0 million as of September 30, 2025, an increase of $2.7 million compared to September 30, 2024. This increase in comprehensive loss was primarily a result of fluctuations in the currency exchange rates for the Canadian Dollar and British Pound Sterling as we re-measured the foreign operations of those divisions.
Interest Rate Risk
If we borrow under our U.S. Revolver, we will be subject to market risk resulting from changes in interest rates related to our floating rate bank credit facility. Because we did not have any outstanding borrowings under our U.S. Revolver as of both September 30, 2025 and 2024, we have not experienced any significant interest rate risk for each of the periods presented in our Consolidated Statements of Operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powell Industries Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Powell Industries Inc. and its subsidiaries (the "Company") as of September 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Long-term fixed price contracts

As described in Notes B and E to the consolidated financial statements, approximately 96% of the Company’s total revenue of $1,104 million for the year ended September 30, 2025 was generated from the manufacturing of custom-engineered products and systems under long-term fixed-price contracts. Revenue from these contracts is generally recognized over time utilizing the cost-to-cost method to measure the extent of progress toward the completion of the performance obligation and the recognition of revenue over time. Management believes that this method is the most accurate representation of performance, because it directly measures the value of the services transferred to the customer over time as costs are incurred on the contracts. Contract costs include all direct materials, labor, and indirect costs related to contract performance, which may include indirect labor, supplies, tools, repairs and depreciation costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the contracts, estimating total cost and revenue can be complex and subject to variability due to change orders, back charges, spare parts, early completion bonuses, customer allowances and liquidated damages. Management estimates the amount of variable consideration based on the expected value method, which is the sum of the probability-weighted amount, or the most likely amount method which uses various factors including experience with similar transactions and assessment of anticipated performance.

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
November 19, 2025

We have served as the Company’s auditor since 2004.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$450,739	$315,331
Short-term investments	24,788	43,061
Accounts receivable, less allowance for credit losses of $368 and $414, respectively	217,065	214,405
Contract assets	136,679	102,827
Inventories	84,719	85,873
Prepaid expenses	10,591	7,487
Other current assets	7,135	7,497
Total Current Assets	931,716	776,481
Property, plant and equipment, net	111,049	103,421
Operating lease assets, net	1,664	1,216
Goodwill	6,125	1,003
Intangible assets, net	6,138	500
Deferred income tax assets	33,440	27,246
Other assets	18,852	18,313
Total Assets	$1,108,984	$928,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,080	$73,633
Contract liabilities	297,949	287,763
Accrued compensation and benefits	39,184	33,777
Accrued product warranty	6,356	5,822
Current operating lease liabilities	882	595
Income taxes payable	11,028	8,983
Other current liabilities	23,908	17,442
Total Current Liabilities	446,387	428,015
Deferred compensation (Note J)	13,707	12,027
Long-term operating lease liabilities	782	621
Deferred income tax liabilities	5,297	2,708
Other long-term liabilities	2,041	1,736
Total Liabilities	468,214	445,107
Commitments and Contingencies (Note H)
Stockholders’ Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,876,196 and 12,795,256, respectively Shares outstanding: 12,070,178 and 11,989,238, respectively	129	128
Additional paid-in capital	62,834	70,111
Retained earnings	629,848	462,194
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(27,042)	(24,361)
Total Stockholders’ Equity	640,770	483,073
Total Liabilities and Stockholders’ Equity	$1,108,984	$928,180

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2025	2024	2023
Revenues	$1,104,318	$1,012,356	$699,308
Cost of goods sold	779,937	739,268	551,755
Gross profit	324,381	273,088	147,553

Selling, general and administrative expenses	95,401	84,888	78,813
Research and development expenses	11,008	9,427	6,220
Amortization of intangible assets	112	—	—
Operating income	217,860	178,773	62,520

Other expenses (income):
Interest income, net	(15,690)	(17,315)	(6,430)
Income before income taxes	233,550	196,088	68,950
Income tax provision	52,803	46,240	14,425
Net income	$180,747	$149,848	$54,525

Earnings per share:
Basic	$14.98	$12.51	$4.59
Diluted	$14.86	$12.29	$4.50

Weighted average shares:
Basic	12,062	11,982	11,879
Diluted	12,167	12,188	12,120
Dividends per share	$1.0675	$1.0575	$1.0475

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Net income	$180,747	$149,848	$54,525
Foreign currency translation adjustments	(2,598)	2,561	1,915
Gain on cash flow commodity hedge	—	—	325
Postretirement benefit adjustment, net of tax	(83)	(13)	(151)
Comprehensive income	$178,066	$152,396	$56,614

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount			Shares	Amount		Total
Balance, September 30, 2022	12,588	$126	$67,439	$283,638	(806)	$(24,999)	$(28,998)	$297,206
Net income	—	—	—	54,525	—	—	—	54,525
Foreign currency translation adjustments	—	—	—	—	—	—	1,915	1,915
Stock-based compensation	80	1	4,598	—	—	—	—	4,599
Shares withheld in lieu of employee tax withholding	—	—	(652)	—	—	—	—	(652)
Dividends	—	—	141	(12,882)	—	—	—	(12,741)
Gain on cash flow commodity hedge	—	—	—	—	—	—	325	325
Postretirement benefit adjustment, net of tax of $40	—	—	—	—	—	—	(151)	(151)
Balance, September 30, 2023	12,668	$127	$71,526	$325,281	(806)	$(24,999)	$(26,909)	$345,026
Net income	—	—	—	149,848	—	—	—	149,848
Foreign currency translation adjustments	—	—	—	—	—	—	2,561	2,561
Stock-based compensation	127	1	4,746	—	—	—	—	4,747
Shares withheld in lieu of employee tax withholding	—	—	(6,599)	—	—	—	—	(6,599)
Dividends	—	—	438	(12,935)	—	—	—	(12,497)
Postretirement benefit adjustment, net of tax of $4	—	—	—	—	—	—	(13)	(13)
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	180,747	—	—	—	180,747
Foreign currency translation adjustments	—	—	—	—	—	—	(2,598)	(2,598)
Stock-based compensation	81	1	4,634	—	—	—	—	4,635
Shares withheld in lieu of employee tax withholding	—	—	(12,248)	—	—	—	—	(12,248)
Dividends	—	—	337	(13,093)	—	—	—	(12,756)
Postretirement benefit adjustment, net of tax of $22	—	—	—	—	—	—	(83)	(83)
Balance, September 30, 2025	12,876	$129	$62,834	$629,848	(806)	$(24,999)	$(27,042)	$640,770

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Operating Activities:
Net income	$180,747	$149,848	$54,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,265	6,871	8,606
Stock-based compensation	4,635	4,747	4,599
Unrealized mark-to-market gain on derivative contracts	(234)	(326)	—
Bad debt expense (recovery), net	(3)	278	(54)
Deferred income taxes	(4,868)	(7,474)	(7,847)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,435)	(7,309)	(99,718)
Contract assets and liabilities, net	(23,495)	(34,714)	227,598
Inventories	2,976	(21,818)	(13,276)
Income taxes	1,178	2,515	4,812
Prepaid expenses and other current assets	(1,677)	(3,090)	(3,253)
Accounts payable	(7,491)	16,346	(6,167)
Accrued liabilities	9,733	5,011	11,729
Other, net	1,606	(2,224)	999
Net cash provided by operating activities	167,937	108,661	182,553
Investing Activities:
Purchases of short-term investments	(37,262)	(42,855)	(33,515)
Maturities of short-term investments	53,537	33,107	14,748
Cash paid for business acquisition, net of cash acquired	(11,488)	—	—
Purchases of property, plant and equipment	(13,149)	(11,983)	(7,819)
Proceeds from sale of property, plant and equipment	20	107	12
Purchase of intangible assets	—	(250)	—
Net cash used in investing activities	(8,342)	(21,874)	(26,574)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(12,248)	(6,599)	(652)
Dividends paid	(12,869)	(12,653)	(12,407)
Net cash used in financing activities	(25,117)	(19,252)	(13,059)
Net increase in cash and cash equivalents	134,478	67,535	142,920
Effect of exchange rate changes on cash and cash equivalents	930	1,921	1,001
Cash and cash equivalents at beginning of period	315,331	245,875	101,954
Cash and cash equivalents at end of period	$450,739	$315,331	$245,875

The accompanying notes are an integral part of these consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Business and Organization
Powell Industries, Inc. (we, us, our, Powell or the Company) is a Delaware corporation founded by William E. Powell in 1947. Our major subsidiaries, all of which are wholly owned, include Powell Electrical Systems, Inc.; Powell (UK) Limited; Powell Canada Inc.; and Powell Industries International Limited.
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
References to Fiscal 2025, Fiscal 2024 and Fiscal 2023 used throughout these Notes to Consolidated Financial Statements relate to our fiscal years ended September 30, 2025, 2024 and 2023, respectively.

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
Short-term investments – Short-term investments include time deposits with original maturities of three months or more.

Supplemental Disclosures of Cash Flow Information (in thousands):

	Year Ended September 30,
	2025	2024	2023
Cash paid (received) during the period for:
Interest received, net of interest expense	$(14,542)	$(15,641)	$(5,465)
Income taxes paid, net of refunds	56,133	50,919	17,232
Non-cash capital expenditures	186	361	183
Fair Value of Financial Instruments
Financial instruments include cash, cash equivalents, short-term investments, receivables, deferred compensation, contingent future payments related to business acquisitions, payables and debt obligations. Except as described below, due to the short-term nature of account receivables and account payables, their book values are representative of their fair values.
Accounts Receivable
Accounts receivable are stated net of allowances for credit losses. We maintain and continually assess the adequacy of the allowance for credit losses representing our estimate for losses resulting from the inability of our customers to pay amounts due to us. This estimated allowance is based on historical experience of uncollected accounts, the level of past due accounts, the overall level of outstanding accounts receivable, information about specific customers with respect to their inability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. Future changes in our customers’ operating performance and cash flows, or in general economic conditions, could have an impact on their ability to fully pay these amounts, which could have a material impact on our operating results. In most cases, receivables are not collateralized. However, we utilize letters of credit to secure payment on projects when possible. Retention amounts are in accordance with applicable provisions of contracts and become due upon completion of contractual requirements. As of September 30, 2025 and 2024, we had retention amounts of $8.1 million and $7.1 million, respectively. Of the retained amount at September 30, 2025, $8.0 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.1 million is recorded in other assets and is expected to be collected beyond September 30, 2026.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets generally result from acquired businesses. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values at the acquisition date; the excess of the purchase price over the allocated amount is recorded as goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually. An impairment exists when the carrying amount of goodwill exceeds its implied fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate, more likely than not, the carrying value of goodwill has been impaired.
In the evaluation of goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value is less than its carrying value. If, after completing such assessment, we determine it is more likely than not that the fair value is greater than its carrying value, no further testing is required. If we conclude otherwise, or if we elect to perform a quantitative assessment, we then calculate the fair value and compare to the carrying value. In performing the fair value assessment, management makes various judgments, estimates and assumptions, the most significant of which include the estimated future cash flows and discount rates. If the carrying value exceeds the fair value, an impairment loss, not to exceed the carrying amount of goodwill, is recorded in the Consolidated Statements of Operations.
Other intangible assets include customer relationships, trademarks, purchased technology and order backlog, all of which are subject to amortization over their estimated remaining useful lives. We evaluate other intangible assets for impairment when impairment indicators are present. If the carrying value exceeds the fair value, an impairment loss is recorded in the Consolidated Statements of Operations.
In Fiscal 2025, we added $5.1 million of goodwill and $5.8 million of other finite-life intangible assets through the acquisition of Remsdaq Ltd. (Remsdaq). See Note P. Business Acquisition for additional information.
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
Research and Development Expense
Research and development activities are directed toward the development of new products and processes as well as improvements in existing products and processes. These costs, which primarily include salaries, contract services and supplies, are expensed as incurred. Such amounts were $11.0 million, $9.4 million and $6.2 million in Fiscal 2025, 2024 and 2023, respectively.

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
Stock-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the awards, typically the vesting period. Excess income tax benefits related to stock-based compensation expense are recognized as income tax expense or benefit in the Consolidated Statements of Operations. Cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes is classified as a financing activity. We account for forfeitures as they occur, rather than estimate expected forfeitures.
Recently Adopted Accounting Standards Update
In November 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that public entities disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) on an annual and interim basis. It also requires that public entities disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and resource allocation. Additionally, it requires that all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption was permitted. We have adopted the new standard with an effective date of October 1, 2024. See Note N. Segment Information for additional information.
Accounting Standards Updates and Disclosure Rules Issued but Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. It requires greater disaggregation of information in the tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis. Retrospective application and early adoption are permitted. We are currently evaluating the impacts of the new standard.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires additional qualitative and quantitative information about specific expense categories in the notes to financial statements for both interim and annual reporting periods. In January 2025, the FASB further clarified the effective date for interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impacts of the new standard.

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

The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Year Ended September 30,
	2025	2024	2023
Numerator:
Net income	$180,747	$149,848	$54,525
Denominator:
Weighted average basic shares	12,062	11,982	11,879
Dilutive effect of restricted stock and restricted stock units	105	206	241
Weighted average diluted shares	12,167	12,188	12,120

Earnings per share:
Basic	$14.98	$12.51	$4.59
Diluted	$14.86	$12.29	$4.50

D. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	September 30,
	2025	2024
Raw materials, parts and sub-assemblies	$90,743	$92,314
Work-in-progress	2,222	920
Provision for excess and obsolete inventories	(8,246)	(7,361)
Total inventories	$84,719	$85,873
Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	September 30,		Range of
	2025	2024	Asset Lives
Land	$24,436	$24,110	—
Buildings and improvements	133,455	127,094	3 – 39 Years
Machinery and equipment	99,840	94,889	3 – 15 Years
Furniture and fixtures	3,056	2,885	3 – 10 Years
Construction in process	2,110	3,317	—
	$262,897	$252,295
Less: Accumulated depreciation	(151,848)	(148,874)
Total property, plant and equipment, net	$111,049	$103,421
There were no assets under finance lease as of September 30, 2025 or September 30, 2024. Depreciation expense was $7.2 million, $6.9 million and $8.6 million for fiscal years 2025, 2024, and 2023, respectively.

In Fiscal 2025, the expansion and improvement project at our electrical products facility in Houston, Texas was completed and the incremental capacity has been placed into service. Additionally, on August 15, 2025, we acquired land and buildings of $2.8 million related to the acquisition of Remsdaq. In Fiscal 2024, we acquired land and buildings in Houston for a total cash purchase price of approximately $5.6 million to help further facilitate executing the current backlog as well as planning for modest future volume growth.
Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	September 30,
	2025	2024
Balance at beginning of period	$5,822	$3,305
Increase to warranty expense	5,714	7,525
Deduction for warranty charges	(5,169)	(5,039)
Change due to foreign currency translation	(11)	31
Balance at end of period	$6,356	$5,822

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 96% and 95% of revenues for the years ended September 30, 2025 and September 30, 2024, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 4% and 5% of revenues for the years ended September 30, 2025 and September 30, 2024, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of September 30, 2025, we had backlog of $1.4 billion, of which approximately $823.6 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the years ended September 30, 2025 and 2024, our operating results were positively impacted by $19.2 million and $16.9 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Project cancellations increased gross profit by $4.6 million and $2.2 million, respectively, for the years ended September 30, 2025 and 2024. Gross unfavorable changes in contract estimates were immaterial for the years ended September 30, 2025 and 2024.
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
Contract assets and liabilities as of September 30, 2025 and September 30, 2024 are summarized below (in thousands):

	September 30,
	2025	2024
Contract assets	$136,679	$102,827
Contract liabilities	(297,949)	(287,763)
Net contract liability	$(161,270)	$(184,936)
Our net contract billing position remained a net liability at both September 30, 2025 and September 30, 2024, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the year ended September 30, 2025, we recognized revenue of $261.2 million that was related to contract liabilities outstanding at September 30, 2024.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and is subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of September 30, 2025 and September 30, 2024, we had retention amounts of $8.1 million and $7.1 million, respectively. Of the retained amount at September 30, 2025, $8.0 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.1 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the years ended September 30, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
United States	$880,222	$846,526	$557,934
Canada	157,191	106,521	84,090
Middle East and Africa	27,440	13,440	14,998
Europe	25,072	31,388	26,699
Asia/Pacific	9,283	6,850	6,188
Mexico, Central and South America	5,110	7,631	9,399
Total revenues by geographic destination	$1,104,318	$1,012,356	$699,308

	2025	2024	2023
Oil and gas (excludes petrochemical)	$406,565	$417,170	$273,117
Electric utility	278,988	186,547	158,400
Commercial and other industrial	178,222	149,899	103,966
Petrochemical	151,166	185,606	94,188
Light rail traction power	41,264	22,019	28,112
All others	48,113	51,115	41,525
Total revenues by market sector	$1,104,318	$1,012,356	$699,308

F. Goodwill and Other Intangible Assets
Our intangible assets include goodwill of $6.1 million, which is not being amortized, and other intangible assets of $6.1 million being amortized over their estimated useful lives. No impairment expense has been recorded for the last three fiscal years.
The changes in the carrying amount of goodwill for our single reporting segment are as follows (in thousands):

Total
Balance at September 30, 2024 and 2023	$1,003
Goodwill related to Remsdaq acquisition(1)	5,143
Foreign currency translation adjustment	(21)
Balance at September 30, 2025	$6,125

(1) See Note P. Business Acquisition for additional information.
Intangible asset balances, subject to amortization, at September 30, 2025 and 2024 consisted of the following (in thousands):

	September 30, 2025				September 30, 2024
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,202	$(23)	$2,179	$—	$—	$—
Technologies	5	3,518	(76)	3,442	500	—	500
Trademarks	10	475	(6)	469	—	—	—
Order backlog	1	55	(7)	48	—	—	—
Total intangible assets		$6,250	$(112)	$6,138	$500	$—	$500

Net carrying value of intangible assets attributable to the Remsdaq acquisition was $5.6 million at September 30, 2025, consisting of customer relationships, technologies, trademarks and order backlog. The amortization expense for all amortized intangible assets was $0.1 million in Fiscal 2025.
In addition, we had a technology intangible asset of $0.5 million associated with an intellectual property acquired in December 2023, which has not yet been subject to amortization.

As of September 30, 2025, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending September 30:
2026	$983
2027	934
2028	934
2029	934
2030	859
Thereafter	1,494
Total	$6,138

G. Long-Term Debt
U.S. Revolver
On October 4, 2023, we entered into a third amendment (the Third Amendment) to our credit agreement with Bank of America, N.A. (as amended, the U.S. Revolver). The Third Amendment, which added Texas Capital Bank as Syndication Agent and a lender, increased the amount of the revolving line of credit from $125.0 million to $150.0 million, and extended the expiry date to October 4, 2028. The aggregate commitment of $150.0 million consists of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank. As amended by the Third Amendment, the lesser of (a) $60.0 million, (b) 60% of available cash, and (c) the aggregate face amount of the issued but undrawn letters of credit that are not cash-secured shall be deducted from consolidated funded indebtedness when calculating the consolidated net leverage ratio. We have the option to cash collateralize all or a portion of the letters of credit outstanding, which would favorably impact the consolidated funded indebtedness calculation and the consolidated net leverage ratio.
On June 26, 2024, in connection with the expected discontinuation of the publication of the Canadian Dollar Offered Rate (CDOR), we further amended the U.S. Revolver by entering into a Canadian benchmark replacement conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the CDOR as a benchmark rate with the forward-looking term rate based on the Canadian Overnight Repo Rate Average. On September 24, 2024, in connection with the expected discontinuation of the publication of the Bloomberg Short-Term Bank Yield Index Rate as administered by the Bloomberg Index Service Limited (BSBY), we further amended the U.S. Revolver by entering into a conforming changes amendment with Bank of America, N.A. that added and amended certain terms related to the replacement of the BSBY as a benchmark rate with the Secured Overnight Financing Rate (SOFR) as administered by the Federal Reserve Bank of New York. On September 30, 2025, we entered into a fourth amendment to the U.S. Revolver associated with a reorganization of holding companies of our foreign subsidiaries, replacing the prior share pledge on 65% of the equity interests of Powell Industries International, B.V., with the share pledge on 65% of the equity interests of Powell Industries International Limited.
As of September 30, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $77.5 million. There was $72.5 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of September 30, 2025.
As of September 30, 2025, we are required to maintain certain financial covenants, the most significant of which are a consolidated net leverage ratio of less than 3.0 to 1.0 and a consolidated interest coverage ratio of greater than 3.0 to 1.0. Our most restrictive covenant, the consolidated net leverage ratio, is the ratio of earnings before interest, taxes, depreciation, amortization and stock-based compensation (EBITDAS) to funded indebtedness. An increase in indebtedness, which includes letters of credit, or a decrease in EBITDAS, could restrict our ability to issue letters of credit or borrow under the U.S. Revolver. Additionally, we must maintain a consolidated cash balance of $60 million at all times, which can be deducted from the letters of credit outstanding as noted above. The U.S. Revolver also contains a “material adverse effect” clause, which is a material change in our operations, business, properties, liabilities or condition (financial or otherwise) or a material impairment of our ability to perform our obligations under the U.S. Revolver. As of September 30, 2025, we were in compliance with all of the financial covenants of the U.S. Revolver.

The U.S. Revolver allows the Company to elect that any borrowing under the facility bears an interest rate based on either the base rate or the eurocurrency rate, in each case, plus the applicable rate. The base rate is generally the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate or (c) the SOFR rate plus 1.00%. The applicable rate is generally a range from 0% to 2% depending on the type of loan and the Company’s consolidated net leverage ratio.
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

H. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $77.5 million as of September 30, 2025. We also had outstanding surety bonds totaling $417.3 million, with additional bonding capacity of $782.7 million available, at September 30, 2025. We have strong surety relationships; however, a change in market conditions or the sureties’ assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $20.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At September 30, 2025, we had outstanding guarantees totaling $3.9 million, with additional capacity of $16.3 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of September 30, 2025, we were in compliance with all of the financial covenants of the Facility Agreement.
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
Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of September 30, 2025, certain contracts had a probable exposure to liquidated damage claims of $3.7 million, which could possibly increase to $4.3 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $3.4 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damage claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

I. Income Taxes
The components of the income tax provision were as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$40,543	$45,271	$18,129
State	9,052	8,101	4,036
Foreign	8,076	342	107
	57,671	53,714	22,272
Deferred:
Federal	(5,083)	(11,872)	(7,458)
State	(1,144)	(1,620)	(1,499)
Foreign	1,359	6,018	1,110
	(4,868)	(7,474)	(7,847)
Total income tax provision	$52,803	$46,240	$14,425
Income before income taxes was as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
U.S.	$193,656	$167,887	$56,923
Foreign	39,894	28,201	12,027
Income before income taxes	$233,550	$196,088	$68,950
A reconciliation of the statutory U.S. income tax rate and the effective income tax rate, as computed on earnings before income tax provision (benefit) in each of the three years presented in the Consolidated Statements of Operations, was as follows:

	Year Ended September 30,
	2025	2024	2023
Statutory rate	21%	21%	21%
State income taxes, net of federal benefit	3	3	3
Research and development credit	(1)	(1)	(2)
Foreign rate differential	1	—	—
Valuation allowance	—	—	(3)
Non-deductible expenses	2	1	1
Impact of U.S. global intangible taxes and benefits	—	1	1
Stock-based compensation	(3)	(1)	—
Effective rate	23%	24%	21%

Our income tax provision reflects an effective tax rate on pre-tax results of 23% in Fiscal 2025 compared to 24% and 21% in Fiscal 2024 and 2023, respectively. The income tax provision for Fiscal 2025 was favorably impacted by benefits related to the vesting of restricted stock units and the current year estimated Research and Development (R&D) Tax Credit. These items were offset by state income tax expense and the tax expense related to certain nondeductible expenses.

The income tax provision for Fiscal 2024 was favorably impacted by the estimated R&D Tax Credit and benefits related to the vesting of restricted stock units. These items were offset by state income tax expense, the tax expense related to certain nondeductible expenses and an income inclusion related to U.S. global intangible income.

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
We have not recorded deferred income taxes on $53.7 million of undistributed earnings of our foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
We are subject to income tax in the U.S., multiple state jurisdictions and certain international jurisdictions, primarily the U.K. and Canada. The significant jurisdictions that remain open to examination are as follows: Canada 2018 – 2024, U.K. 2024 and U.S. federal and state 2021 – 2024. As of September 30, 2025, we did not have any state audits underway that would have a material impact on our financial position or results of operations.
The tax effect of temporary differences between U.S. GAAP accounting and federal income tax accounting, creating deferred income tax assets and liabilities, was as follows (in thousands):

	September 30,
	2025	2024
Deferred Tax Assets:
Research and experimental expenditures	$18,406	$12,552
Long-term contracts	6,801	7,480
Deferred compensation	3,306	2,868
Uniform capitalization and inventory	2,016	1,511
Warranty accrual	1,447	1,304
Stock-based compensation	1,367	1,269
Reserve for accrued employee benefits	1,189	1,029
Net operating loss	1,086	1,248
Credit carryforwards	797	1,304
Other	671	655
Deferred tax assets	$37,086	$31,220
Deferred Tax Liabilities:
Depreciation and amortization	$(5,687)	$(3,773)
Retention and other	(1,597)	(1,310)
Deferred tax liabilities	$(7,284)	$(5,083)
Less: valuation allowance	(1,659)	(1,599)
Net deferred tax asset	$28,143	$24,538

We have deferred tax assets related to international net operating loss carryforwards of $0.2 million that are not reserved with a valuation allowance available to offset future tax liabilities in the respective jurisdictions. The majority of these net operating loss carryforwards are related to our U.K. operations and have an indefinite carryforward period. As of September 30, 2025, the majority of our tax credit carryforwards are fully reserved with a valuation allowance.

The net increase in the total valuation allowance during the year was less than $0.1 million, which was largely a result of the net operating losses generated in foreign jurisdictions. In assessing the realizability of net deferred tax assets, we consider whether it is more likely than not that some portion or all of the net deferred tax assets may not be realized. The ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Balance at beginning of period	$1,739	$1,889	$1,377
Increases related to tax positions taken during the current period	540	460	400
Increases related to tax positions taken during a prior period	185	70	112
Decreases related to expiration of statute of limitations	(316)	(680)	—
Decreases related to settlement with taxing authorities	—	—	—
Balance at end of period	$2,148	$1,739	$1,889
Included in the balance of unrecognized tax benefits at the end of Fiscal 2025, 2024, and 2023 are $1.9 million, $1.5 million, and $1.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Our policy is to recognize interest and penalties related to income tax matters as tax expense. The amount of interest and penalty expense recorded for the year ended September 30, 2025 was not material.

Management believes that, within the next twelve months, it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.3 million due to the expiration of certain federal statutes of limitations. We are unable to make reasonably reliable estimates regarding the timing of future cash outflows, if any, associated with the remaining unrecognized tax benefits for the open periods of fiscal years ended September 30, 2022 – 2025.
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

J. Employee Benefit Plans
Retirement Plans
We have defined employee contribution plans for substantially all of our U.S. employees (401k plan) and our Canadian employees (Registered Retirement Savings Plan). We recognized expenses under these plans primarily related to matching contributions of $5.3 million, $4.4 million and $3.4 million in Fiscal 2025, 2024 and 2023, respectively.
Deferred Compensation
We offer a non-qualified deferred compensation plan to a select group of highly compensated individuals (as defined). The plan permits the deferral of up to 50% of a participant’s base salary and 90% of a participant’s annual incentive. The deferrals are held in a separate irrevocable rabbi trust (the Rabbi Trust), which has been established to administer the plan. The Rabbi Trust is intended to be used as a source of funds to match respective funding obligations to participants. The assets of the trust are subject to the claims of our creditors in the event that we become insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. We make periodic payments into company-owned life insurance policies held in the Rabbi Trust to fund the expected obligations arising under this plan. Changes in the deferred compensation balance are recorded to compensation expense and reflected within the selling, general and administrative expenses line in the Consolidated Statements of Operations. The plan is not qualified under Section 401 of the Internal Revenue Code. We recorded net compensation expense adjustments of $0.2 million related to this plan in both Fiscal 2025 and Fiscal 2024. At September 30, 2025, total assets held in the Rabbi Trust were $13.9 million and recorded in other assets and the liability was $13.7 million and recorded in deferred compensation in our Consolidated Balance Sheets. The $13.9 million of assets held in the Rabbi Trust is invested in company-owned life insurance policies.

Retiree Medical Plan
We have an unfunded plan that extends health benefits to retirees that are also available to active employees under our existing health plans. The current plan provides coverage for employees with at least 10 years of service who are age 55 or older but less than 65. Effective January 1, 2023, eligibility for postretirement medical benefits changed to age 60 with 10 years of continuous service. Employees who are under age 50 as of January 1, 2023 or who are hired after January 1, 2023 are no longer eligible for postretirement medical benefits. The retiree is required to pay the COBRA rate, less a subsidy provided by us based on years of service at the time of retirement. The unfunded liability is recorded in other long-term liabilities and was $0.2 million as of September 30, 2025 and $0.3 million as of September 30, 2024. Our net periodic postretirement costs were immaterial for all periods presented in the Consolidated Statements of Operations. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is being presented.

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
In accordance with the 2014 Plan, the Compensation and Human Capital Committee has authorized grants of RSUs to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. Fifty percent of the grant is time-based and typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The remaining fifty percent of the grant is earned based on the three-year earnings and safety performance of the Company following the grant date. At September 30, 2025, there were 116,886 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the past fiscal year is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2024	192,011	$35.38
Granted	20,380	184.01
Vested	(94,002)	30.64
Forfeited/canceled	(1,503)	85.21
Outstanding at September 30, 2025	116,886	$64.79
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
Under the terms of the 2014 Director Plan, the maximum number of shares that may be granted during any calendar year to any individual is 12,000 shares. The total number of shares that may be issued for awards to any single participant during a calendar year for other stock-based awards (excluding stock options and stock appreciation rights) is 4,000 shares. In December 2023, the Company’s Compensation and Human Capital Committee revised the non-employee directors' annual restricted stock compensation from a fixed-shares arrangement to a fixed-value arrangement, retrospectively effective on October 1, 2023. Prior to October 1, 2023, each non-employee director received 2,400 restricted shares of the Company’s common stock annually. Fifty percent of the restricted stock granted to each of our non-employee directors was vested immediately, while the remaining fifty percent vested on the anniversary of the grant date. Compensation expense was recognized immediately for the first fifty percent of the restricted stock granted, while compensation expense for the remaining fifty percent was recognized over the remaining vesting period. Subsequent to October 1, 2023, each non-employee director shall receive restricted shares of the Company’s common stock valued at $0.1 million annually. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first.
Under this 2014 Director Plan, in February 2025, 3,500 shares of restricted stock were issued to our non-employee directors at a price of $200.02 per share. In August 2025, an additional 230 shares of restricted stock were issued to one of our non-employee directors at a price of $222.25 per share. In February 2024, we issued 4,620 shares of restricted stock to our non-employee directors at a price of $153.81 per share. The total number of shares of common stock available for future awards under the 2014 Director plan was 182,250 shares as of September 30, 2025. At September 30, 2025 and 2024, there were 3,730 shares and 4,620 shares, respectively, of unvested restricted stock outstanding.
Compensation Expense
Total compensation expense related to restricted stock grants under all plans was $0.7 million, $0.6 million and $0.6 million for the years ended September 30, 2025, 2024 and 2023, respectively. Total compensation expense related to RSUs under all plans was $3.9 million, $4.2 million and $4.0 million for the years ended September 30, 2025, 2024 and 2023, respectively.
We record the amortization of non-vested restricted stock and restricted stock units as an increase to additional paid-in capital. As of September 30, 2025 and 2024, amounts of deferred compensation expense not yet recognized related to non-vested stock and RSUs totaled $2.4 million and $2.1 million, respectively. As of September 30, 2025, the total weighted average remaining contractual life of our non-vested restricted stock and RSUs is approximately five months and 1.35 years, respectively.

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

Recurring Fair Value Measurements
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value Measurements at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2025
Assets:
Cash and cash equivalents	$450,739	$—	$—	$450,739
Short-term investments	24,788	—	—	24,788
Rabbi trust assets	—	13,931	—	13,931
Liabilities:
Deferred compensation	—	13,707	—	13,707
Contingent future payments related to the acquisition of Remsdaq	—	—	2,344	2,344
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
Contingent future payments related to the acquisition of Remsdaq – The contingent future payments were calculated using a probability outcome model based on internally developed assumptions; accordingly, they are categorized as Level 3 in the fair value measurement hierarchy.
There were no transfers between levels within the fair value measurement hierarchy during the year ended September 30, 2025.

Non-recurring Fair Value Measurements
We had non-recurring fair value measurements associated with our acquisition of Remsdaq, see Note P. Business Acquisition, for additional information on non-recurring fair value measurements.

M. Leases

Our leases consist primarily of office space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the years ended September 30, 2025, 2024 and 2023 respectively (in thousands):

Lease Cost	2025	2024	2023
Operating lease cost	$932	$920	$1,457
Less: sublease income	—	—	(515)
Variable lease cost(1)	188	108	369
Short-term lease cost(2)	2,422	2,476	1,864
Total lease cost	$3,542	$3,504	$3,175

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.
We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively (in thousands):

	September 30,
Operating Leases	2025	2024
Assets:
Operating lease assets, net	$1,664	$1,216
Liabilities:
Current operating lease liabilities	882	595
Long-term operating lease liabilities	782	621
Total lease liabilities	$1,664	$1,216

The following table provides the maturities of our operating lease liabilities as of September 30, 2025 (in thousands):

Operating Leases
2026	$964
2027	590
2028	204
2029	29
2030	—
Thereafter	—
Total future minimum lease payments	$1,787
Less: present value discount (imputed interest)	(123)
Present value of lease liabilities	$1,664

The weighted average discount rates as of September 30, 2025 and 2024 were 7.13% and 5.44%, respectively. The weighted average remaining lease term was 2.06 years and 2.47 years, respectively, at September 30, 2025 and 2024.

N. Segment Information
We manage our business as one reportable, operating segment and our revenues are primarily generated from the development, design, manufacturing and servicing of custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy.
Our chief operating decision maker (“CODM”) is our chief executive officer. The CODM manages and allocates resources on a total consolidated basis by assessing performance of revenues and earnings before interest and taxes (“EBIT”) using actual-to-actual, actual-to-plan and actual-to-forecast variance analysis. The measure of segment profit and loss regularly provided to the CODM that is most consistent with GAAP is consolidated net income, as presented in our Consolidated Statements of Operations. The CODM does not manage cost components by product, customer type or service type, nor does the CODM regularly receive disaggregated information at this level.
For the years ended September 30, 2025, 2024 and 2023, the summary of segment net income, including segment expenses, for our single reportable segment were as follows (in thousands):

	Year Ended September 30,
	2025	2024	2023
Revenues	$1,104,318	$1,012,356	$699,308
Segment operating expenses:
Cost of goods sold	779,937	739,268	551,755
General and administrative expenses	65,569	57,037	52,819
Sales and marketing expenses	29,551	27,063	25,642
Research and development expenses	11,008	9,427	6,220
Other expense(1)	393	788	352
Total segment operating expenses	886,458	833,583	636,788
Operating income / EBIT	217,860	178,773	62,520
Interest income, net	(15,690)	(17,315)	(6,430)
Income tax provision	52,803	46,240	14,425
Segment net income	$180,747	$149,848	$54,525

Gross profit	324,381	273,088	147,553

(1) Other expense includes realized currency loss of $0.3 million, $0.8 million, and $0.4 million, respectively.

Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the last three fiscal years by region in the table below (in thousands):

	Year Ended September 30,
	2025	2024	2023
United States	$880,222	$846,526	$557,934
Canada	157,191	106,521	84,090
Middle East and Africa	27,440	13,440	14,998
Europe	25,072	31,388	26,699
Asia/Pacific	9,283	6,850	6,188
Mexico, Central and South America	5,110	7,631	9,399
Total revenues	$1,104,318	$1,012,356	$699,308

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized for the last two fiscal years in the table below (in thousands):

	September 30,
	2025	2024
Long-lived assets:
United States	$70,699	$64,560
Canada	32,744	34,456
United Kingdom	7,606	4,405
Total	$111,049	$103,421

O.  Quarterly Information
The table below sets forth the unaudited consolidated operating results by fiscal quarter for the years ended September 30, 2025 and 2024 (in thousands, except per share data):

	2025 Quarters
	First(1)	Second(2)	Third(3)	Fourth(4)	2025
Revenues	$241,431	$278,631	$286,273	$297,983	$1,104,318
Gross profit	59,524	83,432	87,899	93,526	324,381
Net income	34,763	46,330	48,234	51,420	180,747
Earnings per share:
Basic	$2.89	$3.84	$4.00	$4.26	$14.98
Diluted	$2.86	$3.81	$3.96	$4.22	$14.86

(1) The results for the first quarter of Fiscal 2025 demonstrated normal seasonality and were negatively impacted by holidays and work schedules compared to other quarterly periods.
(2) The results for the second quarter of Fiscal 2025 were positively impacted by project cancellations of $1.8 million.
(3) The results for the third quarter of Fiscal 2025 were positively impacted by project cancellations of $2.3 million.
(4) The results for the fourth quarter of Fiscal 2025 were positively impacted by project cancellations of $0.5 million.

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

P. Business Acquisition

On August 15, 2025, Powell UK Limited, a fully owned subsidiary of Powell Industries, Inc. completed the previously announced business acquisition of all outstanding equity interests in Remsdaq, a U.K.-based manufacturer of SCADA RTUs for electrical substation control and automation in generation, transmission and distribution, for a total consideration of $18.4 million including cash acquired of $4.6 million. Cash payment of $15.2 million, including cash acquired of $4.6 million, was made on the acquisition date and deferred payments of $3.2 million are contingent upon Remsdaq meeting certain technical and financial milestones. We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 15, 2025. In September 2025, Remsdaq achieved its financial milestone and accordingly, we made cash payments of $0.9 million and reduced the fair value of the deferred payments to $2.3 million. We incurred total acquisition-related costs of approximately $1.4 million, including legal, accounting, valuation, and other professional fees. These costs were expensed as incurred and included within Selling, General and Administrative Expenses in the Consolidated Statements of Operations.
The aggregate purchase price allocation at the acquisition date was as follows (in thousands):

Purchase Price Allocation
Fair value of assets acquired
Cash and cash equivalents	$4,565
Receivables	1,095
Inventory	2,176
Intangible assets	5,773
Goodwill	5,143
All other assets	3,644
Total assets recognized	22,396
Fair value of liabilities assumed
Liabilities assumed	(2,542)
Deferred tax liabilities associated with intangible assets recognized related to acquisition	(1,443)
Fair value of net assets	$18,411

Purchase Consideration
Cash consideration	$15,175
Fair value of contingent consideration	3,236
Total purchase consideration	$18,411
The fair value of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the valuation of net assets acquired.
Goodwill is non-deductible for income tax purposes and calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring Remsdaq. Other intangible assets of approximately $5.8 million include customer relationships, technology, trademarks and order backlog, as follows (in thousands) at the acquisition date:

Intangible Assets Identified	Fair Value	Useful Life
Customer relationships	$2,211	12
Technology	3,030	5
Trademarks	477	10
Order backlog	55	1
Total	$5,773

We engaged an independent third-party valuation specialist to assist with the fair value measurement of the intangible assets assumed through the acquisition of Remsdaq, and the calculation of goodwill. The intangible assets were valued using the income approach, specifically the multi-period excess earnings method and the relief from royalty method. The inputs include forecasted future revenues, future margins, and revenues attributable to existing customers, obsolescence factor, royalty rate, customer attrition rate, contributory asset charges and discount rates, which are unobservable inputs that are based on our own and Remsdaq’s assumptions. Accordingly, the fair values of goodwill and other intangible assets are considered level 3 measurements under the U.S. GAAP fair value hierarchy.
The purchase price includes up to $3.2 million in contingent consideration, of which approximately $0.9 million has been earned and paid in September 2025 after Remsdaq achieved its financial target. The remaining contingent consideration was calculated based on a probability outcome model to measure the fair value of the contingent consideration, which is considered a Level 3 measurement under the U.S. GAAP fair value measurement hierarchy. As of September 30, 2025, we determined the fair value of the contingent consideration was $2.3 million.

Q.  Subsequent Event
Quarterly Dividend Declared
On November 4, 2025, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.2675 per share. The dividend is payable on December 17, 2025 to shareholders of record at the close of business on November 19, 2025.

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
Management of the Company has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2025, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited and issued their attestation report on the effectiveness of our internal control over financial reporting as of September 30, 2025, which appears in their report on the financial statements included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the fourth quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2025.
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

Item 11. Executive Compensation
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated in this Annual Report by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the SEC not later than 120 days after the close of our fiscal year ended September 30, 2025.

PART IV

Item  15. Exhibits. Financial Statement Schedules
1. Financial Statements. Reference is made to the Index to Consolidated Financial Statements at Item 8 of this Annual Report.
2. Financial Statement Schedule. All financial statement schedules are omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
3. Exhibits.

Number		Description of Exhibits
3.1	—
Amended and Restated Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 19, 2025 (filed as Exhibit 3.1 to our Form 8-K filed February 19, 2025, and incorporated herein by reference).

3.2	—	Second Amended and Restated By-laws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 24, 2025, and incorporated herein by reference).

**4	—	Description of Powell Industries, Inc.'s Common Stock

*10.1	—	Powell Industries, Inc. Deferred Compensation Plan (filed as Exhibit 10.9 to our Form 10-K for the fiscal year ended October 31, 2002, and incorporated herein by reference).

*10.2	—	2014 Equity Incentive Plan (filed as Exhibit 10.2 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.3	—	Form of Restricted Stock Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.4	—	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.4 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.5	—	Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.6	—	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.7	—	Form of Stock Appreciation Right Award Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.7 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.8	—	2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.9	—	Form of Restricted Stock Award Agreement under 2014 Non-Employee Director Equity Incentive Plan (filed as Exhibit 10.9 to our Form 10-Q filed May 7, 2014 and incorporated herein by reference).

*10.10	—	Employment Agreement dated September 29, 2016, between the Company and Brett A. Cope (filed as Exhibit 10.1 to our 8-K filed September 30, 2016 and incorporated herein by reference).

*10.11	—	Employment Agreement effective November 5, 2018 by and between the Company and Michael W. Metcalf (filed as Exhibit 10.1 to our Form 8-K filed November 1, 2018 and incorporated herein by reference).

10.12	—
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

Number		Description of Exhibits
10.15	—
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

10.21	—
Conforming Changes Amendment, dated September 24, 2024, by and between the Company, as Borrower, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.21 to our Form 10-K filed November 20, 2024).

**10.22	—
Consent and Fourth Amendment to Amended and Restated Credit Agreement, dated September 30, 2025, by and between the Company, as Borrower, certain Subsidiaries of Borrower, as Guarantors, the Lenders, and Bank of America, N.A., as Administrative Agent.

**19	—	Insider Trading Policy effective June 1, 2025.

**21.1	—	Subsidiaries of Powell Industries, Inc.

**23.1	—	Consent of PricewaterhouseCoopers LLP.

**31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

**31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

***32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	—	Executive Recoupment Policy effective September 20, 2023 (filed as Exhibit 97 to our Form 10-K filed December 6, 2023 and incorporated herein by reference).

**101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

**104	—	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Management contracts and compensatory plans or arrangements.
**	Filed herewith.
***	Furnished herewith.

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
Brett A. Cope
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title

/s/Brett A. Cope	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)
Brett A. Cope

/s/Michael W. Metcalf	Executive Vice President Chief Financial and Principal Accounting Officer (Principal Financial and Principal Accounting Officer)
Michael W. Metcalf

/s/Alaina K. Brooks	Director
Alaina K. Brooks

/s/ Christopher E. Cragg	Director
Christopher E. Cragg

/s/ Katheryn B. Curtis	Director
Katheryn B. Curtis

/s/ James W. McGill	Director
James W. McGill

/s/ Mohit Singh	Director
Mohit Singh

/s/ Mark W. Smith	Director
Mark W. Smith

/s/ John G. Stacey	Director
John G. Stacey

/s/ Richard E. Williams	Director
Richard E. Williams
Date: November 19, 2025