Form 10-Q
period 2025-12-31
POWELL INDUSTRIES INC
filed 2026-02-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At February 2, 2026, there were 12,142,283 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$490,631	$450,739
Short-term investments	10,212	24,788
Accounts receivable, less allowance for credit losses of $456 and $368, respectively	189,571	217,065
Contract assets	121,543	136,679
Inventories	84,959	84,719
Prepaid expenses	14,771	10,591
Other current assets	8,399	7,135
Total Current Assets	920,086	931,716
Property, plant and equipment, net	111,832	111,049
Operating lease assets, net	1,458	1,664
Goodwill	6,130	6,125
Intangible assets, net	5,921	6,138
Deferred income tax assets	29,912	33,440
Other assets	19,029	18,852
Total Assets	$1,094,368	$1,108,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,213	$67,080
Contract liabilities	302,143	297,949
Accrued compensation and benefits	14,083	39,184
Accrued product warranty	6,676	6,356
Current operating lease liabilities	796	882
Income taxes payable	4,770	11,028
Other current liabilities	24,945	23,908
Total Current Liabilities	401,626	446,387
Deferred compensation	15,394	13,707
Long-term operating lease liabilities	662	782
Deferred income tax liabilities	5,354	5,297
Other long-term liabilities	2,446	2,041
Total Liabilities	425,482	468,214
Commitments and Contingencies (Note G)
Stockholders’ Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 30,000,000 shares authorized; Shares issued: 12,946,501 and 12,876,196, respectively Shares outstanding: 12,140,483 and 12,070,178, respectively	129	129
Additional paid-in capital	50,721	62,834
Retained earnings	667,941	629,848
Treasury stock, 806,018 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(24,906)	(27,042)
Total Stockholders’ Equity	668,886	640,770
Total Liabilities and Stockholders’ Equity	$1,094,368	$1,108,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended December 31,
	2025	2024
Revenues	$251,184	$241,431
Cost of goods sold	179,766	181,907
Gross profit	71,418	59,524

Selling, general and administrative expenses	25,158	21,476
Research and development expenses	3,267	2,476
Amortization of intangible assets	222	—
Operating income	42,771	35,572

Other expenses (income):
Interest income, net	(4,265)	(3,865)
Income before income taxes	47,036	39,437
Income tax provision	5,646	4,674
Net income	$41,390	$34,763

Earnings per share:
Basic	$3.42	$2.89
Diluted	$3.40	$2.86

Weighted average shares:
Basic	12,109	12,037
Diluted	12,163	12,152
Dividends per share	$0.2675	$0.2650

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Net income	$41,390	$34,763
Foreign currency translation adjustments	2,136	(8,069)
Comprehensive income	$43,526	$26,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2025	12,876	$129	$62,834	$629,848	(806)	$(24,999)	$(27,042)	$640,770
Net income	—	—	—	41,390	—	—	—	41,390
Foreign currency translation adjustments	—	—	—	—	—	—	2,136	2,136
Stock-based compensation	70	—	1,572	—	—	—	—	1,572
Shares withheld in lieu of employee tax withholding	—	—	(14,036)	—	—	—	—	(14,036)
Dividends	—	—	351	(3,297)	—	—	—	(2,946)
Balance, December 31, 2025	12,946	$129	$50,721	$667,941	(806)	$(24,999)	$(24,906)	$668,886

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	12,795	$128	$70,111	$462,194	(806)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	76	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	12,871	$129	$59,959	$493,673	(806)	$(24,999)	$(32,430)	$496,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended December 31,
	2025	2024
Operating Activities:
Net income	$41,390	$34,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,149	1,755
Stock-based compensation	1,572	1,513
Unrealized mark-to-market loss (gain) on derivative contracts	—	194
Bad debt expense (recovery), net	127	(90)
Deferred income taxes	3,585	13
Changes in operating assets and liabilities:
Accounts receivable, net	28,025	19,042
Contract assets and liabilities, net	19,513	5,942
Inventories	9	(3,143)
Income taxes	(6,635)	3,377
Prepaid expenses and other current assets	(5,154)	(6)
Accounts payable	(19,226)	(8,162)
Accrued liabilities	(24,155)	(20,797)
Other, net	2,438	2,671
Net cash provided by operating activities	43,638	37,072
Investing Activities:
Purchases of short-term investments	—	(19,828)
Maturities of short-term investments	14,953	12,523
Purchases of property, plant and equipment	(2,029)	(2,189)
Net cash provided by (used in) investing activities	12,924	(9,494)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(14,036)	(11,995)
Dividends paid	(3,235)	(3,185)
Net cash used in financing activities	(17,271)	(15,180)
Net increase in cash and cash equivalents	39,291	12,398
Effect of exchange rate changes on cash and cash equivalents	601	(2,131)
Cash and cash equivalents at beginning of period	450,739	315,331
Cash and cash equivalents at end of period	$490,631	$325,598

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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Powell and its subsidiaries included in Powell’s Annual Report on Form 10-K for the year ended September 30, 2025, which was filed with the Securities and Exchange Commission (SEC) on November 19, 2025.
References to Fiscal 2026 and Fiscal 2025 used throughout this report shall mean the current fiscal year ending September 30, 2026 and the prior fiscal year ended September 30, 2025, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying footnotes. The most significant estimates used in our condensed consolidated financial statements affect revenue recognition and estimated cost recognition on our customer contracts, allowance for credit losses, provision for excess and obsolete inventory, warranty accruals and income taxes. The amounts recorded for warranties, legal, income taxes, impairment of long-lived assets, intangible assets and goodwill (when applicable), liquidated damages and other contingent liabilities require judgments regarding the amount of expenses that will ultimately be incurred. We base our estimates on historical experience, forecasts and various other assumptions, as well as the specific circumstances surrounding these contingent liabilities, in evaluating the amount of liability that should be recorded. Additionally, the basis for recognition of deferred tax assets requires estimates related to future income and other assumptions regarding timing and future profitability because the ultimate realization of net deferred tax assets is dependent on the generation of future taxable income during periods in which temporary differences become deductible. Estimates routinely change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our prior estimates.

Recently Adopted Accounting Standards Update
The Company adopted the Financial Accounting Standard Board (FASB) Accounting Standards Update (ASU) 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective October 1, 2024, on a retrospective basis. This standard requires expanded annual and interim segment disclosures, including significant segment expenses regularly reviewed by the chief operating decision maker (CODM), along with disclosure of the CODM’s title and how segment information is used in evaluating performance and allocating resources. It also clarifies that entities with a single reportable segment must provide all required Topic 280 disclosures. Adoption of the standard did not have a material impact on the unaudited condensed consolidated financial statements. Additional details are included in Note K. Segment Information.
Accounting Standards Updates Issued but Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures. It requires greater disaggregation of information in the tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis. Retrospective application and early adoption were permitted. We are currently evaluating the impacts of the new standard.

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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended December 31,
	2025	2024
Numerator:
Net income	$41,390	$34,763
Denominator:
Weighted average basic shares	12,109	12,037
Dilutive effect of restricted stock and restricted stock units	54	115
Weighted average diluted shares	12,163	12,152
Earnings per share:
Basic	$3.42	$2.89
Diluted	$3.40	$2.86

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	December 31, 2025	September 30, 2025
Raw materials, parts and sub-assemblies	$91,038	$90,743
Work-in-progress	2,093	2,222
Provision for excess and obsolete inventories	(8,172)	(8,246)
Total inventories	$84,959	$84,719

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	December 31, 2025	September 30, 2025
Land	$24,510	$24,436
Buildings and improvements	133,759	133,455
Machinery and equipment	100,412	99,840
Furniture and fixtures	3,284	3,056
Construction in process	4,041	2,110
	$266,006	$262,897
Less: Accumulated depreciation	(154,174)	(151,848)
Total property, plant and equipment, net	$111,832	$111,049

There were no assets under finance lease as of December 31, 2025 or September 30, 2025.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended December 31,
	2025	2024
Balance at beginning of period	$6,356	$5,822
Increase to warranty expense	1,970	1,497
Deduction for warranty charges	(1,666)	(1,149)
Change due to foreign currency translation	16	(64)
Balance at end of period	$6,676	$6,106

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 94% and 97% of revenues for the three months ended December 31, 2025 and December 31, 2024, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 6% and 3% of revenues for the three months ended December 31, 2025 and December 31, 2024, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not been performed. As of December 31, 2025, we had backlog of $1.6 billion, of which approximately $933 million is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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

For the three months ended December 31, 2025 and 2024, our operating results were positively impacted by $10.5 million and $2.4 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the three months ended December 31, 2025 and 2024.
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
Contract assets and liabilities as of December 31, 2025 and September 30, 2025 are summarized below (in thousands):

	December 31, 2025	September 30, 2025
Contract assets	$121,543	$136,679
Contract liabilities	(302,143)	(297,949)
Net contract liability	$(180,600)	$(161,270)
Our net contract billing position remained a net liability at both December 31, 2025 and September 30, 2025, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three months ended December 31, 2025, we recognized revenue of $120.3 million that was related to contract liabilities outstanding at September 30, 2025.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and is subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of December 31, 2025 and September 30, 2025, we had retention amounts of $7.2 million and $8.1 million, respectively. Of the retained amount at December 31, 2025, $7.0 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,
	2025	2024
United States	$194,878	$197,772
Canada	32,459	31,694
Middle East and Africa	9,872	4,558
Europe	8,226	5,528
Asia/Pacific	5,303	1,580
Mexico, Central and South America	446	299
Total revenues by geographic destination	$251,184	$241,431

	Three months ended December 31,
	2025	2024
Oil and gas (excludes petrochemical)	$97,889	$95,679
Electric utility	69,273	51,240
Commercial and other industrial	40,625	44,300
Petrochemical	22,778	33,183
Light rail traction power	8,614	8,228
All others	12,005	8,801
Total revenues by market sector	$251,184	$241,431

E. Goodwill and Other Intangible Assets
Our intangible assets include goodwill of $6.1 million, which is not being amortized, and other intangible assets of $5.9 million being amortized over their estimated useful lives. No impairment expense has been recorded for the last three fiscal years.
Goodwill
The changes in the carrying amount of goodwill for the three months ended December 31, 2025 for our single reporting segment are as follows (in thousands):

Total
Balance as of September 30, 2025	$6,125
Foreign currency translation adjustment	5
Balance as of December 31, 2025	$6,130
Other Intangible Assets
Intangible asset balances, subject to amortization, at December 31, 2025 and September 30, 2025 consisted of the following (in thousands):

	December 31, 2025
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,204	$(69)	$2,135
Technologies	5	3,521	(227)	3,294
Trademarks	10	475	(18)	457
Order backlog	1	55	(20)	35
Total intangible assets		$6,255	$(334)	$5,921

	September 30, 2025
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,202	$(23)	$2,179
Technologies	5	3,518	(76)	3,442
Trademarks	10	475	(6)	469
Order backlog	1	55	(7)	48
Total intangible assets		$6,250	$(112)	$6,138

We have an additional technology intangible asset of $0.5 million associated with an intellectual property acquired in December 2023 which has not yet been subject to amortization.

As of December 31, 2025, the estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$662
2027	935
2028	935
2029	935
2030	860
Thereafter	1,594
Total	$5,921

F. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of December 31, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $65.1 million. There was $84.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2025.
As of December 31, 2025, we were in compliance with all of the financial covenants of the U.S. Revolver.

G. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $65.1 million as of December 31, 2025. We also had surety bonds totaling $433.8 million that were outstanding, with additional bonding capacity of $766.2 million available, at December 31, 2025. We have strong surety relationships; however, a change in market conditions or the sureties’ assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $20.2 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At December 31, 2025, we had outstanding guarantees totaling $7.6 million, with an additional capacity of $12.6 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of December 31, 2025, we were in compliance with all of the financial covenants of the Facility Agreement.
Litigation
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided or covered by insurance, will not have a material adverse effect on our consolidated financial position, or results of operations or liquidity.

Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of December 31, 2025, certain contracts had a probable exposure to liquidated damages claims of $4.0 million, which could possibly increase to $4.5 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $3.1 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year revenue growth, earnings and safety performance of the Company following the grant date. At December 31, 2025, there were 54,504 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the three months ended December 31, 2025 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2025	116,886	$64.79
Granted	15,495	287.28
Vested	(77,877)	32.67
Forfeited/canceled	—	—
Outstanding at December 31, 2025	54,504	$173.93

During the three months ended December 31, 2025 and 2024, we recorded compensation expense of $1.4 million and $1.3 million, respectively, related to the RSUs.
Restricted Stock
Each year, every non-employee director receives restricted shares of the Company’s common stock with a grant-date value of $0.1 million. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. During both the three months ended December 31, 2025 and 2024, we recorded compensation expense of $0.2 million related to restricted stock.

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
Recurring Fair Value Measurements
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Assets:
Cash and cash equivalents	$490,631	$—	$—	$490,631
Short-term investments	10,212	—	—	10,212
Rabbi trust assets	—	14,160	—	14,160
Liabilities:
Deferred compensation	—	15,394	—	15,394
Contingent future payments related to the acquisition of Remsdaq	—	—	2,344	2,344
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended December 31, 2025.

J. Leases

Our leases consist primarily of office and warehouse space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three months ended December 31, 2025 and 2024, respectively (in thousands):

	Three months ended December 31,
Lease Cost	2025	2024
Operating lease cost	$284	$198
Variable lease cost(1)	43	34
Short-term lease cost(2)	591	639
Total lease cost	$918	$871

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, respectively (in thousands):

Operating Leases	December 31, 2025	September 30, 2025
Assets:
Operating lease assets, net	$1,458	$1,664
Liabilities:
Current operating lease liabilities	796	882
Long-term operating lease liabilities	662	782
Total lease liabilities	$1,458	$1,664

The following table provides the maturities of our operating lease liabilities as of December 31, 2025 (in thousands):

Operating Leases
Remainder of 2026	$700
2027	614
2028	215
2029	29
2030	—
Thereafter	—
Total future minimum lease payments	$1,558
Less: present value discount (imputed interest)	(100)
Present value of lease liabilities	$1,458

The weighted average discount rate as of December 31, 2025 and 2024 were 7.15% and 6.13%, respectively. The weighted average remaining lease term was 1.92 years and 2.46 years, respectively, at December 31, 2025 and 2024.

K. Segment Information

We manage our business as one reportable operating segment and our revenues are primarily generated from the development, design, manufacturing and servicing of custom-engineered equipment and systems for the distribution, control and monitoring of electrical energy.

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

For the three months ended December 31, 2025 and 2024, the summary of segment net income, including segment expenses, for our single reportable segment were as follows (in thousands):

	Three months ended December 31,
	2025	2024
Revenues	$251,184	$241,431
Segment operating expenses:
Cost of goods sold	179,766	181,907
General and administrative expenses	17,292	14,851
Sales and marketing expenses	7,745	6,731
Research and development expenses	3,267	2,476
Other expense (income)(1)	343	(106)
Total segment operating expenses	208,413	205,859
Operating income / EBIT	42,771	35,572
Interest income, net	(4,265)	(3,865)
Income tax provision	5,646	4,674
Segment net income	$41,390	$34,763

Gross profit	71,418	59,524

(1) Other expense includes realized currency loss (gain) of $0.1 million and $(0.1) million, respectively.

Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the three months ended December 31, 2025 and 2024 (in thousands):

	Three months ended December 31,
	2025	2024
United States	$194,878	$197,772
Canada	32,459	31,694
Middle East and Africa	9,872	4,558
Europe	8,226	5,528
Asia/Pacific	5,303	1,580
Mexico, Central and South America	446	299
Total revenues	$251,184	$241,431

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized below (in thousands):

	December 31, 2025	September 30, 2025
Long-lived assets:
United States	$71,437	$70,699
Canada	32,931	32,744
United Kingdom	7,464	7,606
Total	$111,832	$111,049

L. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended December 31,
	2025	2024
Income before income taxes	$47,036	$39,437

Income tax provision	5,646	4,674

Net income	$41,390	$34,763

Effective tax rate	12%	12%

Our income tax provision reflects an effective tax rate on pre-tax income of 12% for both the three months ended December 31, 2025 and 2024. The effective tax rates for the first quarters of Fiscal 2026 and Fiscal 2025 were favorably impacted by discrete items related to the vesting of RSUs and the estimated Research and Development (R&D) Tax Credit, which were partially offset by the tax expense related to certain nondeductible items.

M. Subsequent Events
Quarterly Dividend Declared
On February 3, 2026, our Board of Directors approved an increase to the quarterly cash dividend on our common stock to $0.27 per share, equating to an annualized dividend of $1.08 per share from the current amount of $1.07 per share. The dividend is payable on March 18, 2026 to shareholders of record at the close of business on February 18, 2026.

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
•Failure to place competitive bids and adequately project future costs may result in losses on our fixed-price contracts with customers.
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
•We may not be successful in our AI initiatives, which could adversely affect our business, reputation, and results of operations.
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
•Our ability to access credit and capital markets may be limited, which could adversely affect our liquidity, operations, and growth strategy.
Risk Factors Related to our Corporate Structure and our Common Stock
•Provisions of our charter documents or Delaware law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.
•The personal liability of our directors and officers for monetary damages for breach of their fiduciary duty of care is limited by the Delaware General Corporation Law and by our certificate of incorporation.
•The exclusive-forum provision contained in our bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
•Our stock price could decline or fluctuate significantly due to unforeseen circumstances that may be outside of our control. These fluctuations may cause our stockholders to incur losses.
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
•Catastrophic events, including natural disasters, health epidemics, acts of war and terrorism, climate change, among others, could disrupt our business.

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
Refer to “Risk Factors” in Part I. Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2025, which was filed with the SEC on November 19, 2025. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which was filed with the SEC on November 19, 2025 and is available on the SEC’s website at www.sec.gov.
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
In the first quarter of Fiscal 2026, we reported revenues of $251.2 million, net income of $41.4 million, and generated $43.6 million in cash from operating activities. As of December 31, 2025, we had total assets of $1.1 billion.

Market Outlook
Our backlog increased to $1.6 billion as of December 31, 2025, of which approximately $933 million is expected to be recognized as revenue within the next twelve months. Commercial activity remained favorable during the first quarter of Fiscal 2026 across most of our key markets, with particularly strong demand across the Commercial and Other Industrial and Oil and Gas markets. During the quarter, we secured a large data center project in addition to a major Liquefied Natural Gas (LNG) project, underscoring continued investment and robust customer activity in these end markets. Despite this momentum, we continue to closely monitor macroeconomic conditions and ongoing geopolitical developments that may influence customer spending patterns or the timing of project awards. Although current demand indicators remain stable, these external factors could affect future levels of market activity.
Oil and gas and petrochemical markets. The North American oil and gas end markets continue to exhibit strong commercial activity levels in response to rising global demand for LNG and gas-to‑chemical processes that leverage low‑cost natural gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and competitive cost, continue to support investments in LNG facilities and related gas processing infrastructure. As a result, these market dynamics have sustained our order activity, which includes a large LNG project award during the first fiscal quarter. Other oil and gas end markets related to production and downstream operations, and to a lesser extent, the Petrochemical market remain steady. Beyond traditional crude oil refining and other oil and gas downstream operations, we have broadened our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, aligned with growing demand for cleaner energy solutions.
Electric utility market. Aligned with our strategy of end-market diversification, we seek to continue our focus and growth in electrical distribution substations, while also addressing a resurgence of power generation investment in this market.
Commercial and other industrial markets. As a result of a mix of factors, we are experiencing strong growth in commercial facilities that provide for the production of various consumer goods and the expansion of data centers that support cloud computing and increasing investments in artificial intelligence. During the first quarter of Fiscal 2026, we were awarded projects in excess of $100 million attributable to data center infrastructure, of which one project had an order value of approximately $75 million. The commercial activity in this sector reflects the continued investment in this end market. We are also experiencing increased activity in other industrial end markets.

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
During the first quarter of Fiscal 2026, we continued experiencing high volatility in commodity prices, and ongoing supply chain delays for specific engineered components remained a persistent challenge for us. Moreover, ongoing and recently proposed changes to U.S. global trade policy (including legal changes thereto), along with potential international retaliatory measures, and concerns over inflation, recession and slowing growth have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.
Results of Operations
Quarter Ended December 31, 2025 Compared to the Quarter Ended December 31, 2024 (Unaudited)
Revenue and Gross Profit
Revenues increased by 4%, or $9.8 million, to $251.2 million in the first quarter of Fiscal 2026. Domestic revenues decreased by 1%, or $2.9 million, to $194.9 million in the first quarter of Fiscal 2026. International revenues increased by 29%, or $12.6 million, to $56.3 million in the first quarter of Fiscal 2026, primarily driven by increased activities in the Middle East and Africa region and the Asia/Pacific and Europe regions. Our international revenues include both revenues generated from our international facilities as well as revenues from export projects generated at our domestic facilities.
In the first quarter of Fiscal 2026, revenue from our electric utility market increased by 35%, or $18.0 million, to $69.3 million; revenue from our oil and gas market (excluding petrochemical) increased by 2%, or $2.2 million, to $97.9 million; and revenue from our light rail traction power market increased by 5%, or $0.4 million, to $8.6 million. These increases in revenue were primarily driven by our strategic effort to expand our business into electric utility and the improved market conditions in this end market. Revenue from our petrochemical market decreased by 31%, or $10.4 million, to $22.8 million; and commercial and other industrial market revenue decreased by 8%, or $3.7 million, to $40.6 million in the first quarter of Fiscal 2026. These decreases in revenue were primarily driven by the reduction in backlog within the petrochemical market as the business nears completion of the large petrochemical order secured in Fiscal 2023 and less booking activity in this market. Revenue from all other markets combined increased by 36%, or $3.2 million, to $12.0 million in the first quarter of Fiscal 2026.

Gross profit increased by 20%, or $11.9 million, to $71.4 million for the first quarter of Fiscal 2026. Gross profit as a percentage of revenues increased to 28% in the first quarter of Fiscal 2026, as compared to 25% in the first quarter of Fiscal 2025. The increase in gross profit was primarily driven by higher revenues and improved gross profit margin due to favorable volume leverage and strong project execution in a stable pricing environment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 17%, or $3.7 million, to $25.2 million in the first quarter of Fiscal 2026, primarily due to higher compensation costs and increased infrastructure expenses. Selling, general and administrative expenses as a percentage of revenues increased to 10% during the first quarter of Fiscal 2026, compared to 9% during the first quarter of Fiscal 2025.
Income Tax Provision
We recorded an income tax provision of $5.6 million in the first quarter of Fiscal 2026, compared to an income tax provision of $4.7 million in the first quarter of Fiscal 2025 resulting in an effective tax rate of 12% for the first quarters of Fiscal 2026 and Fiscal 2025. For each of the three months ended December 31, 2025 and 2024, the effective tax rates were favorably impacted by discrete items related to the vesting of restricted stock units (RSUs) and the estimated Research and Development (R&D) Tax Credit. The decreased effective tax rates were primarily driven by the higher stock prices associated with the vested RSUs. For further information regarding our income taxes, see Note L. Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
In the first quarter of Fiscal 2026, we recorded net income of $41.4 million, or $3.40 per diluted share, compared to net income of $34.8 million, or $2.86 per diluted share, in the first quarter of Fiscal 2025. The increase in net income was primarily driven by increased revenues and higher gross profit margin in the first quarter of Fiscal 2026.
Backlog
The order backlog, which is our remaining unsatisfied performance obligations, represents the estimated transaction price for goods and services for which we have a material right, but work has not been performed. The order backlog at December 31, 2025 was $1.6 billion, a 14% increase from our $1.4 billion backlog at September 30, 2025. This increase was mainly driven by commercial and other industrial as well as oil and gas markets. As of December 31, 2025, the oil and gas (excluding petrochemical) market accounted for 32% of our backlog, the electric utility market accounted for 30% of our backlog, and the commercial and other industrial market accounted for 22% of our backlog.
Bookings, net of cancellations and scope reductions, increased by 63% in the first quarter of Fiscal 2026 to $438.8 million, compared to $268.6 million in the first quarter of Fiscal 2025. This increase was primarily driven by improved bookings in the commercial and other industrial market.

Liquidity and Capital Resources
As of December 31, 2025, current assets exceeded current liabilities by 2.3 times.
Cash, cash equivalents and short-term investments increased to $500.8 million at December 31, 2025, compared to $475.5 million at September 30, 2025. The increase in cash, cash equivalents and short-term investments was primarily driven by our strong earnings, partially offset by cash payments related to shares withheld in lieu of employee tax withholding and payments of dividends. We invest our cash, cash equivalents and short-term investments in accordance with the Company’s investment policy approved by the Board of Directors. We believe that our cash, cash equivalents and short-term investments, as well as available borrowings under our U.S. credit facility, will be sufficient to support our ongoing operating activities, dividend payments and future organic and inorganic business growth, as well as research and development initiatives for the next twelve months and beyond.
As we assess our capital allocation framework relative to our strategic objectives, we will continue to deploy capital to both organic and inorganic initiatives, as well as maintain a prudent approach to other methods that improve shareholder value. We regularly assess our capital allocation framework. Our current intention is to prioritize our working capital needs, fund research and development, capital expenditures and other organic growth opportunities, while also returning capital to shareholders and evaluating strategic inorganic opportunities as they arise. Our capital allocation plan depends upon a number of factors, including market conditions, our financial position and capital requirements, financial conditions, competing uses for cash, and other factors.
Approximately $92.7 million of our cash, cash equivalents and short-term investments at December 31, 2025 was held outside of the U.S. for our international operations. It is our intention to indefinitely reinvest all current and future foreign earnings internationally in order to ensure sufficient working capital to support our international operations. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of December 31, 2025, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $65.1 million. There was $84.9 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of December 31, 2025. For further information regarding our debt, see Notes F. Long-Term Debt and G. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Cash Flows
Operating Activities
Operating activities provided net cash of $43.6 million during the three months ended December 31, 2025 and provided net cash of $37.1 million during the same period in Fiscal 2025. Cash flow from operations is primarily influenced by project volume and margins, as well as working capital requirements, the timing of milestone payments from our customers, and payment terms with our suppliers. The increase in operating cash flow was primarily driven by improved earnings.
Investing Activities
Investing activities provided $12.9 million of cash during the three months ended December 31, 2025 and used $9.5 million of cash during the same period in Fiscal 2025. Cash provided by investing activities in the first three months of Fiscal 2026 was primarily due to maturities of short-term investments, partially offset by capital spending.
Financing Activities
Net cash used in financing activities was $17.3 million during the three months ended December 31, 2025 compared to $15.2 million used during the same period in Fiscal 2025. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the increase of our share price in the first quarter of Fiscal 2026 compared to the same period of Fiscal 2025.
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
There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which was filed with the SEC on November 19, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three months ended December 31, 2025, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
On November 26, 2025, Brett A. Cope, President and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 8,900 shares of the Company’s common stock, subject to certain conditions, from March 12, 2026 through December 31, 2026.

On December 2, 2025, Michael W. Metcalf, Executive Vice President, Chief Financial and Principal Accounting Officer, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 4,500 shares of the Company’s common stock, subject to certain conditions, from March 31, 2026 through December 31, 2026.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Amended and Restated Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 19, 2025 (filed as Exhibit 3.1 to our Form 8-K filed February 19, 2025, and incorporated herein by reference).

3.2	—	Second Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 24, 2025, and incorporated herein by reference).

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

**32.1	—	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	—	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*§10.1	—	Amended Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan.

*§10.2	—	Amended Form of Performance Unit Award Agreement under 2014 Equity Incentive Plan.

*101	—
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

§ Management contracts and compensatory plans or arrangements
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: February 4, 2026	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2026	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial and Principal Accounting Officer
(Principal Financial and Principal Accounting Officer)