Form 10-Q
period 2026-03-31
POWELL INDUSTRIES INC
filed 2026-05-05
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At May 4, 2026, there were 36,431,649 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$537,712	$450,739
Short-term investments	7,177	24,788
Accounts receivable, less allowance for credit losses of $311 and $368, respectively	238,315	217,065
Contract assets	113,297	136,679
Inventories	86,304	84,719
Prepaid expenses	12,744	10,591
Other current assets	12,837	7,135
Total Current Assets	1,008,386	931,716
Property, plant and equipment, net	111,822	111,049
Operating lease assets, net	1,955	1,664
Goodwill	6,039	6,125
Intangible assets, net	5,606	6,138
Deferred income tax assets	26,257	33,440
Other assets	19,974	18,852
Total Assets	$1,180,039	$1,108,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$75,135	$67,080
Contract liabilities	314,506	297,949
Accrued compensation and benefits	24,278	39,184
Accrued product warranty	6,637	6,356
Current operating lease liabilities	880	882
Income taxes payable	3,368	11,028
Other current liabilities	22,476	23,908
Total Current Liabilities	447,280	446,387
Deferred compensation	14,831	13,707
Long-term operating lease liabilities	1,075	782
Deferred income tax liabilities	5,266	5,297
Other long-term liabilities	2,518	2,041
Total Liabilities	470,970	468,214
Commitments and Contingencies (Note G)
Stockholders’ Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 90,000,000 shares authorized; Shares issued: 38,849,553 and 38,628,588, respectively Shares outstanding: 36,431,499 and 36,210,534, respectively	129	129
Additional paid-in capital	51,537	62,834
Retained earnings	710,532	629,848
Treasury stock, 2,418,054 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(28,130)	(27,042)
Total Stockholders’ Equity	709,069	640,770
Total Liabilities and Stockholders’ Equity	$1,180,039	$1,108,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenues	$296,615	$278,631	$547,799	$520,062
Cost of goods sold	208,679	195,199	388,445	377,106
Gross profit	87,936	83,432	159,354	142,956

Selling, general and administrative expenses	25,843	21,767	51,001	43,243
Research and development expenses	4,289	2,746	7,556	5,222
Amortization of intangible assets	223	—	445	—
Operating income	57,581	58,919	100,352	94,491

Other expenses (income):
Interest income, net	(4,203)	(3,555)	(8,468)	(7,420)
Income before income taxes	61,784	62,474	108,820	101,911
Income tax provision	15,897	16,144	21,543	20,818
Net income	$45,887	$46,330	$87,277	$81,093

Earnings per share:
Basic	$1.26	$1.28	$2.40	$2.24
Diluted	$1.25	$1.27	$2.39	$2.22

Weighted average shares:
Basic	36,429	36,206	36,378	36,159
Diluted	36,584	36,523	36,543	36,489
Dividends per share	$0.0900	$0.0892	$0.1792	$0.1775

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Net income	$45,887	$46,330	$87,277	$81,093
Foreign currency translation adjustments	(3,224)	937	(1,088)	(7,132)
Comprehensive income	$42,663	$47,267	$86,189	$73,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2025	38,629	$129	$62,834	$629,848	(2,418)	$(24,999)	$(27,042)	$640,770
Net income	—	—	—	41,390	—	—	—	41,390
Foreign currency translation adjustments	—	—	—	—	—	—	2,136	2,136
Stock-based compensation	211	—	1,572	—	—	—	—	1,572
Shares withheld in lieu of employee tax withholding	—	—	(14,036)	—	—	—	—	(14,036)
Dividends	—	—	351	(3,297)	—	—	—	(2,946)
Balance, December 31, 2025	38,840	$129	$50,721	$667,941	(2,418)	$(24,999)	$(24,906)	$668,886
Net income	—	—	—	45,887	—	—	—	45,887
Foreign currency translation adjustments	—	—	—	—	—	—	(3,224)	(3,224)
Stock-based compensation	10	—	1,270	—	—	—	—	1,270
Shares withheld in lieu of employee tax withholding	—	—	(459)	—	—	—	—	(459)
Dividends	—	—	5	(3,296)	—	—	—	(3,291)
Balance, March 31, 2026	38,850	$129	$51,537	$710,532	(2,418)	$(24,999)	$(28,130)	$709,069

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	38,386	$128	$70,111	$462,194	(2,418)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	226	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	38,612	$129	$59,959	$493,673	(2,418)	$(24,999)	$(32,430)	$496,332
Net income	—	—	—	46,330	—	—	—	46,330
Foreign currency translation adjustments	—	—	—	—	—	—	937	937
Stock-based compensation	11	—	1,031	—	—	—	—	1,031
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, March 31, 2025	38,623	$129	$60,990	$536,736	(2,418)	$(24,999)	$(31,493)	$541,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended March 31,
	2026	2025
Operating Activities:
Net income	$87,277	$81,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,331	3,473
Stock-based compensation	2,842	2,544
Unrealized mark-to-market loss (gain) on derivative contracts	3	(23)
Bad debt expense (recovery), net	(17)	(130)
Deferred income taxes	7,184	(1,271)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,364)	9,963
Contract assets and liabilities, net	39,822	(16,927)
Inventories	(1,683)	(3,962)
Income taxes	(12,251)	(7,459)
Prepaid expenses and other current assets	(3,278)	2,810
Accounts payable	7,172	257
Accrued liabilities	(16,244)	(13,713)
Other, net	1,017	2,825
Net cash provided by operating activities	94,811	59,480
Investing Activities:
Purchases of short-term investments	—	(22,614)
Maturities of short-term investments	17,824	33,421
Purchases of property, plant and equipment	(3,861)	(6,263)
Proceeds from sale of property, plant and equipment	4	20
Net cash provided by investing activities	13,967	4,564
Financing Activities:
Shares withheld in lieu of employee tax withholding	(14,495)	(11,995)
Dividends paid	(6,513)	(6,412)
Net cash used in financing activities	(21,008)	(18,407)
Net increase in cash and cash equivalents	87,770	45,637
Effect of exchange rate changes on cash and cash equivalents	(797)	(1,426)
Cash and cash equivalents at beginning of period	450,739	315,331
Cash and cash equivalents at end of period	$537,712	$359,542

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

Common Stock Split
On March 31, 2026, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation to proportionately increase the number of shares of the Company’s authorized common stock from 30,000,000 to 90,000,000 in connection with a forward stock split.
On April 2, 2026, the Company effected a three-for-one forward split of its common stock and proportionately increased the number of shares of authorized common stock from 30,000,000 to 90,000,000 (the Stock Split). Each shareholder of record as of the close of trading on March 20, 2026 (the Record Date) received, after the close of trading on April 2, 2026, two additional shares for every one share held on the Record Date. The shares of common stock retain a par value of $0.01 per share. Trading began on a split-adjusted basis at market open on April 6, 2026.
Share and per share amounts included in the accompanying consolidated financial statements and applicable disclosures throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Stock Split.
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

B. Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share include the weighted average of additional shares associated with the incremental effect of dilutive restricted stock and restricted stock units. Outstanding share and per-share amounts disclosed for all periods below have been retroactively adjusted to reflect the effect of the Stock Split.
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data), as adjusted for the Stock Split:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$45,887	$46,330	$87,277	$81,093
Denominator:
Weighted average basic shares	36,429	36,206	36,378	36,159
Dilutive effect of restricted stock and restricted stock units	155	317	165	330
Weighted average diluted shares	36,584	36,523	36,543	36,489
Earnings per share:
Basic	$1.26	$1.28	$2.40	$2.24
Diluted	$1.25	$1.27	$2.39	$2.22

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	March 31, 2026	September 30, 2025
Raw materials, parts and sub-assemblies	$92,881	$90,743
Work-in-progress	2,057	2,222
Provision for excess and obsolete inventories	(8,634)	(8,246)
Total inventories	$86,304	$84,719

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	March 31, 2026	September 30, 2025
Land	$24,387	$24,436
Buildings and improvements	133,187	133,455
Machinery and equipment	100,534	99,840
Furniture and fixtures	3,530	3,056
Construction in process	5,728	2,110
	$267,366	$262,897
Less: Accumulated depreciation	(155,544)	(151,848)
Total property, plant and equipment, net	$111,822	$111,049

There were no assets under finance lease as of March 31, 2026 or September 30, 2025.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Balance at beginning of period	$6,676	$6,106	$6,356	$5,822
Increase to warranty expense	1,694	1,357	3,663	2,854
Deduction for warranty charges	(1,710)	(1,192)	(3,376)	(2,341)
Change due to foreign currency translation	(23)	13	(6)	(51)
Balance at end of period	$6,637	$6,284	$6,637	$6,284

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 95% of revenues for both the three and six months ended March 31, 2026, 95% of revenues for the three months ended March 31, 2025, and 96% of revenues for the six months ended March 31, 2025.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 5% of revenues for both the three and six months ended March 31, 2026, 5% of revenues for the three months ended March 31, 2025, and 4% of revenues for the six months ended March 31, 2025.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not yet been performed. As of March 31, 2026, we had backlog of $1.8 billion, of which approximately $1.1 billion is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the six months ended March 31, 2026 and 2025, our operating results were positively impacted by $14.2 million and $8.8 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the six months ended March 31, 2026 and 2025.
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
Contract assets and liabilities as of March 31, 2026 and September 30, 2025 are summarized below (in thousands):

	March 31, 2026	September 30, 2025
Contract assets	$113,297	$136,679
Contract liabilities	(314,506)	(297,949)
Net contract liability	$(201,209)	$(161,270)
Our net contract billing position remained a net liability at both March 31, 2026 and September 30, 2025, primarily due to favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the six months ended March 31, 2026, we recognized revenue of $204.3 million that was related to contract liabilities outstanding at September 30, 2025.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and is subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of March 31, 2026 and September 30, 2025, we had retention amounts of $6.0 million and $8.1 million, respectively. Of the retained amount at March 31, 2026, $5.8 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
United States	$232,272	$227,834	$427,150	$425,606
Canada	29,823	33,970	62,282	65,664
Middle East and Africa	13,618	8,282	23,490	12,840
Europe	10,478	5,897	18,704	11,425
Asia/Pacific	9,840	1,646	15,143	3,226
Mexico, Central and South America	584	1,002	1,030	1,301
Total revenues by geographic destination	$296,615	$278,631	$547,799	$520,062

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Oil and gas (excludes petrochemical)	$112,744	$101,167	$210,633	$196,846
Electric utility	80,479	70,339	149,752	121,579
Commercial and other industrial	54,446	40,369	95,071	84,669
Petrochemical	27,551	43,704	50,329	76,887
Light rail traction power	9,048	10,008	17,662	18,236
All others	12,347	13,044	24,352	21,845
Total revenues by market sector	$296,615	$278,631	$547,799	$520,062

E. Goodwill and Other Intangible Assets
Our intangible assets include goodwill of $6.0 million, which is not being amortized, and other intangible assets of $5.6 million being amortized over their estimated useful lives. No impairment expense has been recorded for the last three fiscal years.
Goodwill
The changes in the carrying amount of goodwill for the six months ended March 31, 2026 for our single reporting segment are as follows (in thousands):

Total
Balance as of September 30, 2025	$6,125
Foreign currency translation adjustment	(86)
Balance as of March 31, 2026	$6,039
Other Intangible Assets
Intangible asset balances, subject to amortization, at March 31, 2026 and September 30, 2025 consisted of the following (in thousands):

	March 31, 2026
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,165	$(113)	$2,052
Technologies	5	3,467	(371)	3,096
Trademarks	10	467	(30)	437
Order backlog	1	54	(33)	21
Total intangible assets		$6,153	$(547)	$5,606

	September 30, 2025
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,202	$(23)	$2,179
Technologies	5	3,518	(76)	3,442
Trademarks	10	475	(6)	469
Order backlog	1	55	(7)	48
Total intangible assets		$6,250	$(112)	$6,138

We have an additional technology intangible asset of $0.5 million associated with an intellectual property acquired in December 2023 which has not yet been subject to amortization.

As of March 31, 2026, the estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$431
2027	921
2028	921
2029	921
2030	846
Thereafter	1,566
Total	$5,606

F. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of March 31, 2026, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $78.7 million. There was $71.3 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2026.
As of March 31, 2026, we were in compliance with all of the financial covenants of the U.S. Revolver.

G. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $78.7 million as of March 31, 2026. We also had surety bonds totaling $432.8 million that were outstanding, with additional bonding capacity of $767.2 million available, at March 31, 2026. We have strong surety relationships; however, a change in market conditions or the sureties’ assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $19.8 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At March 31, 2026, we had outstanding guarantees totaling $6.4 million, with an additional capacity of $13.4 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of March 31, 2026, we were in compliance with all of the financial covenants of the Facility Agreement.
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

Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of March 31, 2026, certain contracts had a probable exposure to liquidated damages claims of $4.4 million, which could possibly increase to $7.5 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $3.8 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year revenue growth, earnings and safety performance of the Company following the grant date. At March 31, 2026, there were 166,431 RSUs outstanding, as adjusted for the Stock Split. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares), as adjusted for the Stock Split, for the six months ended March 31, 2026 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2025	350,658	$21.60
Granted	59,085	95.75
Vested	(243,312)	12.74
Forfeited/canceled	—	—
Outstanding at March 31, 2026	166,431	$55.84

During the six months ended March 31, 2026 and 2025, we recorded compensation expense of $2.5 million and $2.2 million, respectively, related to the RSUs.
Restricted Stock
Each year, every non-employee director receives restricted shares of the Company’s common stock with a grant-date value of $0.1 million. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2026, 4,200 shares of restricted stock were issued to our non-employee directors at a price of $184.83 per share, as adjusted for the Stock Split. During both the six months ended March 31, 2026 and 2025, we recorded compensation expense of $0.4 million related to restricted stock.

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
Recurring Fair Value Measurements
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Fair Value Measurements at March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2026
Assets:
Cash and cash equivalents	$537,712	$—	$—	$537,712
Short-term investments	7,177	—	—	7,177
Rabbi trust assets	—	15,050	—	15,050
Liabilities:
Deferred compensation	—	14,831	—	14,831
Contingent future payments related to the acquisition of Remsdaq	—	—	2,574	2,574
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended March 31, 2026.

J. Leases

Our leases consist primarily of office and warehouse space and construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and six months ended March 31, 2026 and 2025, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
Lease Cost	2026	2025	2026	2025
Operating lease cost	$299	$247	$583	$445
Variable lease cost(1)	48	47	91	81
Short-term lease cost(2)	620	668	1,211	1,307
Total lease cost	$967	$962	$1,885	$1,833

(1) Variable lease cost represents common area maintenance charges related to our Canadian office space lease.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, respectively (in thousands):

Operating Leases	March 31, 2026	September 30, 2025
Assets:
Operating lease assets, net	$1,955	$1,664
Liabilities:
Current operating lease liabilities	$880	$882
Long-term operating lease liabilities	1,075	782
Total lease liabilities	$1,955	$1,664

The following table provides the maturities of our operating lease liabilities as of March 31, 2026 (in thousands):

Operating Leases
Remainder of 2026	$557
2027	877
2028	529
2029	162
2030	—
Thereafter	—
Total future minimum lease payments	$2,125
Less: present value discount (imputed interest)	(170)
Present value of lease liabilities	$1,955

The weighted average discount rate as of March 31, 2026 and 2025 were 7.47% and 6.55%, respectively. The weighted average remaining lease term was 2.17 years and 2.34 years, respectively, at March 31, 2026 and 2025.

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

For the three and six months ended March 31, 2026 and 2025, the summary of segment net income, including segment expenses, for our single reportable segment were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenues	$296,615	$278,631	$547,799	$520,062
Segment operating expenses:
Cost of goods sold	208,679	195,199	388,445	377,106
General and administrative expenses	17,646	14,624	34,938	29,475
Sales and marketing expenses	8,365	6,933	16,110	13,664
Research and development expenses	4,289	2,746	7,556	5,222
Amortization	223	—	445	—
Realized currency (gain) loss	(168)	210	(47)	104
Total segment operating expenses	239,034	219,712	447,447	425,571
Operating income / EBIT	57,581	58,919	100,352	94,491
Interest income, net	(4,203)	(3,555)	(8,468)	(7,420)
Income tax provision	15,897	16,144	21,543	20,818
Segment net income	$45,887	$46,330	$87,277	$81,093

Gross profit	$87,936	$83,432	$159,354	$142,956

Revenues by country represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
United States	$232,272	$227,834	$427,150	$425,606
Canada	29,823	33,970	62,282	65,664
Middle East and Africa	13,618	8,282	23,490	12,840
Europe	10,478	5,897	18,704	11,425
Asia/Pacific	9,840	1,646	15,143	3,226
Mexico, Central and South America	584	1,002	1,030	1,301
Total revenues	$296,615	$278,631	$547,799	$520,062

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized below (in thousands):

	March 31, 2026	September 30, 2025
Long-lived assets:
United States	$72,540	$70,699
Canada	32,102	32,744
United Kingdom	7,180	7,606
Total	$111,822	$111,049

L. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Income before income taxes	$61,784	$62,474	$108,820	$101,911

Income tax provision	15,897	16,144	21,543	20,818

Net income	$45,887	$46,330	$87,277	$81,093

Effective tax rate	26%	26%	20%	20%

Our income tax provision reflects an effective tax rate on pre-tax income of 26% and 20% for the three and six months ended March 31, 2026 and March 31, 2025. The effective tax rates for each period were favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. In addition, discrete items related to the vesting of RSUs recorded in the first quarters of Fiscal 2026 and Fiscal 2025 favorably impacted the effective tax rate for the six months ended March 31, 2026 and March 31, 2025.

M. Subsequent Events

Common Stock Split

On April 2, 2026, the Company effected a three-for-one forward split of its common stock and proportionately increased the number of shares of authorized common stock from 30,000,000 to 90,000,000. Each shareholder of record as of the close of trading on March 20, 2026 received, after the close of trading on April 2, 2026, two additional shares for every one share held on the Record Date. The shares of common stock retain a par value of $0.01 per share. Trading began on a split-adjusted basis at market open on April 6, 2026. See Note A. Overview and Summary of Significant Accounting Policies for addition information regarding the Common Stock Split.

Quarterly Dividend Declared
On May 5, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.09 per share. The dividend is payable on June 17, 2026 to shareholders of record at the close of business on May 20, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates of the timing and success of specific projects and our future backlog (including our characterization of new orders as “large”or “mega,” which is used herein to indicate orders ranging from $10 to $50 million or larger than $50 million, respectively), revenues, income, acquisitions, liquidity and capital expenditures, the effect of tariffs, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, the effect of tariffs, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, the potential effects of ongoing military disputes (including current conflicts in Ukraine and Iran), electronic, cyber or physical security breaches, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are detailed below.
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
In the second quarter of Fiscal 2026, we reported revenue of $296.6 million, net income of $45.9 million, and generated $51.2 million in cash from operating activities. As of March 31, 2026, we had total assets of $1.2 billion.
On April 2, 2026, we effected a three-for-one forward split of our common stock and proportionately increased the number of authorized common stock from 30,000,000 to 90,000,000 (the Stock Split). Each shareholder of record as of the close of trading on March 20, 2026 (the Record Date) received, after the close of trading on April 2, 2026, two additional shares for every one share held on the Record Date. Trading began on a split-adjusted basis at market open on April 6, 2026.
Market Outlook
Our backlog increased to $1.8 billion as of March 31, 2026, with approximately $1.1 billion expected to be recognized as revenue within the next twelve months. During the first half of Fiscal 2026, commercial activity remained favorable across most of our end markets, with particularly strong demand in the commercial and other industrial, electric utility, and oil and gas (excluding petrochemical) markets.
The diversification of our business over the past several years, including expansion into secular growth markets such as electric utility and data centers, has reduced the cyclicality of our business. This diversification allows us to see beyond the current cycle and invest alongside our customers with greater visibility. Customer relationships in these markets are increasingly strategic and consultative, with opportunities ranging from discrete project engagements to broader, infrastructure planning arrangements.
During the first half of Fiscal 2026, we secured four mega orders, including two data center projects, one Liquefied Natural Gas (LNG) project, and one project in the electric utility market, reflecting continued customer investment and strong activity across these end markets. Subsequent to the second fiscal quarter, we secured an additional mega order in the data center market with a value in excess of $400 million. We remain encouraged by the outlook for both the data center and electric utility end markets and the durability of the current investment cycles. Notwithstanding this momentum, we continue to monitor macroeconomic conditions and geopolitical developments that could affect customer spending behavior or the timing of project awards. While current demand indicators remain positive, these external factors could influence future levels of market activity.
Oil and gas and petrochemical markets. The North American oil and gas end markets continue to exhibit strong commercial activity levels in response to rising global demand for LNG and gas-to‑chemical processes that leverage low‑cost natural gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and competitive cost, continue to support investments in LNG facilities and related gas processing infrastructure. These dynamics contributed to sustained order activity, including a mega LNG project award during the first fiscal quarter. Commercial activity in the petrochemical market has remained subdued over the past several quarters. However, we are cautiously optimistic that the petrochemical market may be entering the early stages of a cyclical inflection following an extended period of reduced investment activity. Beyond traditional crude oil refining and other oil and gas downstream operations, we have broadened our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, aligned with growing demand for cleaner energy solutions.
Electric utility market. Aligned with our strategy of end-market diversification, we continue to focus on growth in electrical distribution substations while also addressing a resurgence of power generation investment in this market. During the second quarter of Fiscal 2026, we secured a mega order of approximately $75 million, reflecting continued customer investment in grid modernization and generation capacity.
Commercial and other industrial markets. As a result of a mix of factors, we are experiencing strong growth in commercial facilities that provide for the production of various consumer goods and the expansion of data centers that support cloud computing and increasing investments in artificial intelligence. During the first half of Fiscal 2026, we were awarded projects related to data center infrastructure with a combined value exceeding $300 million, including two mega projects, each with an order value greater than $75 million. Subsequent to the second fiscal quarter, we secured an additional mega order in the data center market with a value in excess of $400 million. Commercial activity in this market sector reflects the continued investment in data center infrastructure, and we are also observing increased activity across other industrial end markets.
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
During the first half of Fiscal 2026, we continued experiencing high volatility in commodity prices, and ongoing supply chain delays for specific engineered components remained a persistent challenge for us. Moreover, ongoing and recently proposed changes to U.S. global trade policy (including legal changes thereto), along with potential international retaliatory measures, and concerns over inflation, recession and slowing growth have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.

Results of Operations
Quarter Ended March 31, 2026 Compared to the Quarter Ended March 31, 2025 (Unaudited)
Revenue and Gross Profit
Revenue increased by 6%, or $18.0 million, to $296.6 million in the second quarter of Fiscal 2026. Domestic revenue increased by 2%, or $4.4 million, to $232.3 million in the second quarter of Fiscal 2026. International revenue increased by 27%, or $13.5 million, to $64.3 million in the second quarter of Fiscal 2026, primarily driven by increased activities in the Middle East and Africa, Europe, as well as the Asia/Pacific regions. International revenue includes both revenue generated at our international facilities and export project revenue produced at our domestic facilities.
In the second quarter of Fiscal 2026, revenue growth was led by strength in our commercial and other industrial, electric utility, and oil and gas (excluding petrochemical) markets. Revenue from the commercial and other industrial market increased 35%, or $14.1 million, to $54.4 million; while revenue from the electric utility market grew by 14%, or $10.1 million, to $80.5 million. Revenue from the oil and gas market (excluding petrochemical) increased 11%, or $11.6 million, to $112.7 million. These increases were primarily driven by our strategic initiative to expand into higher-growth electric utility and commercial and other industrial markets, supported by strong backlog and robust booking activity in these end markets. Partially offsetting these increases, revenue from the petrochemical market declined by 37%, or $16.2 million, to $27.6 million, and revenue from the light rail traction power market decreased 10%, or $1.0 million, to $9.0 million. These declines were primarily attributable to lower booking activity, particularly within the petrochemical market. Revenue from all other markets combined decreased 5%, or $0.7 million, to $12.3 million in the second quarter of Fiscal 2026.
Gross profit increased 5%, or $4.5 million, to $87.9 million for the second quarter of Fiscal 2026. Gross profit as a percentage of revenue remained flat at 30% compared to the second quarter of Fiscal 2025. The increase in gross profit was primarily attributable to higher revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19%, or $4.1 million, to $25.8 million in the second quarter of Fiscal 2026, primarily due to higher compensation expenses. As a percentage of revenue, selling, general and administrative expenses increased to 9% during the second quarter of Fiscal 2026, compared to 8% in the second quarter of Fiscal 2025.
Income Tax Provision
We recorded an income tax provision of $15.9 million in the second quarter of Fiscal 2026, compared to an income tax provision of $16.1 million in the second quarter of Fiscal 2025 resulting in an effective tax rate of 26% for the second quarters of Fiscal 2026 and Fiscal 2025. For each of the three months ended March 31, 2026 and 2025, the effective tax rates were favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. For additional information regarding our income taxes, see Note L. Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
In the second quarter of Fiscal 2026, we recorded net income of $45.9 million, or $1.25 per diluted share, compared to net income of $46.3 million, or $1.27 per diluted share (as adjusted for the Stock Split), in the second quarter of Fiscal 2025. The decrease in net income was primarily driven by higher selling, general and administrative expenses and increased research and development expenses, partially offset by higher gross profit in the second quarter of Fiscal 2026.
Backlog
The order backlog, which represents our remaining unsatisfied performance obligations, reflects the estimated transaction price for goods and services for which we have a material right but for which work has not yet been performed. Order backlog at March 31, 2026 totaled $1.8 billion, representing a 12% increase from $1.6 billion at December 31, 2025. This increase was mainly driven by growth in the commercial and other industrial and electric utility markets. As of March 31, 2026, the electric utility market represented 30% of total backlog, while the oil and gas market (excluding petrochemical) and the commercial and other industrial market each accounted for 29%.
Bookings, net of cancellations and scope reductions, increased 97% in the second quarter of Fiscal 2026 to $489.7 million, compared to $249.0 million in the second quarter of Fiscal 2025. This increase was primarily driven by stronger booking activity across most of our end markets, particularly within the commercial and other industrial and electric utility markets.
Six Months Ended March 31, 2026 Compared to the Six Months Ended March 31, 2025 (Unaudited)
Revenue and Gross Profit
Revenue increased 5%, or $27.7 million, to $547.8 million in the six months ended March 31, 2026. Domestic revenue increased modestly by 0.4%, or $1.5 million, to $427.2 million, while international revenue increased 27.7%, or $26.2 million, to $120.6 million. The increase in international revenue was primarily driven by increased activity in the Middle East and Africa region, as well as the Asia/Pacific and Europe regions. International revenue includes both revenue generated at our international facilities and export project revenue produced at our domestic facilities.
Revenue growth during the six months ended March 31, 2026 was led by strength in the electric utility, commercial and other industrial, and oil and gas (excluding petrochemical) markets. Revenue from the electric utility market increased 23%, or $28.2 million, to $149.8 million, while revenue from the commercial and other industrial market increased 12%, or $10.4 million, to $95.1 million. Revenue from the oil and gas market (excluding petrochemical) increased 7%, or $13.8 million, to $210.6 million. These increases were primarily driven by our strategic initiative to expand our business into the electric utility and commercial and other industrial markets, as well as improved market activities in these end markets. Partially offsetting these increases, revenue from the petrochemical market decreased 35%, or $26.6 million, to $50.3 million, and revenue from the light rail traction power market decreased 3%, or $0.6 million, to $17.7 million in the first half of Fiscal 2026. These declines were primarily attributable to a reduction in backlog within the petrochemical market following the completion of a large petrochemical order secured in Fiscal 2023, as well as lower booking activity in these markets. Revenue from all other markets combined increased 11%, or $2.5 million, to $24.4 million in the six months ended March 31, 2026.
Gross profit increased 11%, or $16.4 million, to $159.4 million for the six months ended March 31, 2026. Gross profit as a percentage of revenue increased to 29% in the first half of Fiscal 2026, as compared to 27% in the six months ended March 31, 2025. The increase in gross profit was primarily driven by higher revenues, as well as improved gross profit margin resulting from favorable volume leverage and strong project execution in a stable pricing environment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18%, or $7.8 million, to $51.0 million in the six months ended March 31, 2026, primarily due to higher compensation expenses and increased infrastructure expenses. As a percentage of revenue, selling, general and administrative expenses increased to 9% during the first half of Fiscal 2026, compared to 8% during the first half of Fiscal 2025.
Income Tax Provision
We recorded an income tax provision of $21.5 million in the six months ended March 31, 2026, compared to an income tax provision of $20.8 million in the six months ended March 31, 2025 resulting in an effective tax rate of 20% for the first half of Fiscal 2026 and Fiscal 2025. For each of the six months ended March 31, 2026 and 2025, the effective tax rates were favorably impacted by discrete items related to the vesting of RSUs and the estimated R&D Tax Credit. The lower effective tax rates relative to statutory rates were primarily driven by higher stock prices associated with the vested RSUs. For additional information regarding our income taxes, see Note L. Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
In the six months ended March 31, 2026, we recorded net income of $87.3 million, or $2.39 per diluted share, compared to net income of $81.1 million, or $2.22 per diluted share (as adjusted for the Stock Split), in the six months ended March 31, 2025. The increase in net income was primarily driven by higher gross profit during the first half of Fiscal 2026.
Backlog
Order backlog, which represents our remaining unsatisfied performance obligations, reflects the estimated transaction price for goods and services for which we have a material right but for which work has not yet been performed. Order backlog at March 31, 2026 totaled $1.8 billion, representing a 28% increase from $1.4 billion at September 30, 2025. This increase was mainly driven by growth in the commercial and other industrial, electric utility and oil and gas (excluding petrochemical) markets. As of March 31, 2026, the electric utility market represented 30% of total backlog, while the oil and gas market (excluding petrochemical) and the commercial and other industrial market each accounted for 29%.
Bookings, net of cancellations and scope reductions, increased 79% to $928.5 million during the six months ended March 31, 2026, compared to $517.6 million during the six months ended March 31, 2025. This increase was primarily driven by stronger booking activity in the commercial and other industrial and electric utility markets as well as continued growth in the oil and gas market (excluding petrochemical).

Liquidity and Capital Resources
As of March 31, 2026, current assets exceeded current liabilities by 2.3 times.
Cash, cash equivalents and short-term investments increased to $544.9 million at March 31, 2026, compared to $475.5 million at September 30, 2025. The increase was primarily driven by our strong earnings performance, partially offset by cash payments related to shares withheld in lieu of employee tax withholding and dividend payments. We invest our cash, cash equivalents and short-term investments in accordance with the Company’s investment policy approved by the Board of Directors. We believe that our cash, cash equivalents and short-term investments, together with available borrowings under our U.S. credit facility, will be sufficient to support our ongoing operating activities, dividend payments and future organic and inorganic business growth, as well as research and development initiatives for the next twelve months and beyond.

As we evaluate our capital allocation framework relative to our strategic objectives, we intend to continue deploying capital toward both organic and inorganic initiatives while maintaining a disciplined approach to other capital allocation strategies aimed at enhancing shareholder value. We regularly reassess our capital allocation priorities, which currently include funding working capital requirements, research and development, capital expenditures, and other organic growth opportunities, while also returning capital to shareholders and selectively pursuing strategic inorganic growth opportunities. Our capital allocation decisions are influenced by a number of factors, including market conditions, our financial position and capital requirements, competing uses of cash, and other relevant considerations.
Approximately $124.1 million of our cash, cash equivalents and short-term investments at March 31, 2026 was held outside of the U.S. to support our international operations. We intend to indefinitely reinvest all current and future foreign earnings internationally to ensure adequate liquidity and working capital for our international business. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of March 31, 2026, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $78.7 million. There was $71.3 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of March 31, 2026. For further information regarding our debt, see Notes F. Long-Term Debt and G. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Cash Flows
Operating Activities
Operating activities provided net cash of $94.8 million during the six months ended March 31, 2026 and provided net cash of $59.5 million during the same period in Fiscal 2025. Cash flow from operations is primarily influenced by project volume and margins, working capital requirements, the timing of milestone payments from customers, and payment terms with suppliers. The increase in operating cash flow was primarily driven by improved earnings and higher milestone payments associated with strong booking activity.
Investing Activities
Investing activities provided $14.0 million of cash during the six months ended March 31, 2026 and provided $4.6 million of cash during the same period in Fiscal 2025. Cash provided by investing activities in the first six months of Fiscal 2026 was primarily due to maturities of short-term investments, partially offset by capital spending. We continue to progress the expansion of our Jacintoport fabrication yard in Houston, which is planned to be completed by the end of Fiscal 2026.
Financing Activities
Net cash used in financing activities was $21.0 million during the six months ended March 31, 2026 compared to $18.4 million used during the same period in Fiscal 2025. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the increase of our share price in the first half of Fiscal 2026 compared to the same period of Fiscal 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended March 31, 2026, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the second quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
On February 11, 2026, Richard E. Williams, Director of the Company, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 7,500 shares of the Company’s common stock as adjusted for the Stock Split, subject to certain conditions, from May 14, 2026 through December 31, 2026.
On February 27, 2026, Mohit Singh, Director of the Company, adopted a “Rule 10b5-1 trading arrangement,” as the term is defined in Item 408(a) of Regulation S-K, for the sale of up to 1,350 shares of the Company’s common stock as adjusted for the Stock Split, subject to certain conditions, from May 28, 2026 through February 26, 2027.

Item 6. Exhibits

Number		Description of Exhibits
3.1	—
Amended and Restated Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of State of the State of Delaware on February 19, 2025 (filed as Exhibit 3.1 to our Form 8-K filed February 19, 2025, and incorporated herein by reference).

3.2	—	Second Amended and Restated Bylaws of Powell Industries, Inc. (filed as Exhibit 3.1 to our Form 8-K filed February 24, 2025, and incorporated herein by reference).

3.3	—
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Powell Industries, Inc. filed with the Secretary of the State of Delaware on March 31, 2026 (filed as Exhibit 3.1 to our Form 8-K filed March 31, 2026, and incorporated herein by reference).

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

§ Management contracts and compensatory plans or arrangements
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: May 5, 2026	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial and Principal Accounting Officer
(Principal Financial and Principal Accounting Officer)