Form 10-Q
period 2026-06-30
POWELL INDUSTRIES INC
filed 2026-08-04
CIK 80420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
At August 3, 2026, there were 36,432,564 outstanding shares of the registrant’s common stock, par value $0.01 per share.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$633,561	$450,739
Short-term investments	—	24,788
Accounts receivable, less allowance for credit losses of $435 and $368, respectively	362,412	217,065
Contract assets	116,002	136,679
Inventories	95,371	84,719
Prepaid expenses	13,206	10,591
Other current assets	10,619	7,135
Total Current Assets	1,231,171	931,716
Property, plant and equipment, net	118,634	111,049
Operating lease assets, net	2,524	1,664
Goodwill	6,049	6,125
Intangible assets, net	5,397	6,138
Deferred income tax assets	21,804	33,440
Other assets	21,119	18,852
Total Assets	$1,406,698	$1,108,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,572	$67,080
Contract liabilities	466,362	297,949
Accrued compensation and benefits	32,323	39,184
Accrued product warranty	6,595	6,356
Current operating lease liabilities	947	882
Income taxes payable	2,417	11,028
Other current liabilities	29,434	23,908
Total Current Liabilities	624,650	446,387
Deferred compensation	16,892	13,707
Long-term operating lease liabilities	1,577	782
Deferred income tax liabilities	5,195	5,297
Other long-term liabilities	2,200	2,041
Total Liabilities	650,514	468,214
Commitments and Contingencies (Note G)
Stockholders’ Equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 90,000,000 shares authorized; Shares issued: 38,850,618 and 38,628,588, respectively Shares outstanding: 36,432,564 and 36,210,534, respectively	388	129
Additional paid-in capital	52,514	62,834
Retained earnings	759,396	629,848
Treasury stock, 2,418,054 shares at cost	(24,999)	(24,999)
Accumulated other comprehensive loss	(31,115)	(27,042)
Total Stockholders’ Equity	756,184	640,770
Total Liabilities and Stockholders’ Equity	$1,406,698	$1,108,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenues	$311,740	$286,273	$859,539	$806,335
Cost of goods sold	216,441	198,374	604,886	575,480
Gross profit	95,299	87,899	254,653	230,855

Selling, general and administrative expenses	26,702	25,116	77,703	68,359
Research and development expenses	4,300	2,659	11,856	7,881
Amortization of intangible assets	221	—	666	—
Operating income	64,076	60,124	164,428	154,615

Other expenses (income):
Interest income, net	(5,047)	(3,977)	(13,515)	(11,397)
Income before income taxes	69,123	64,101	177,943	166,012
Income tax provision	16,963	15,867	38,506	36,685
Net income	$52,160	$48,234	$139,437	$129,327

Earnings per share:
Basic	$1.43	$1.33	$3.83	$3.57
Diluted	$1.42	$1.32	$3.81	$3.54

Weighted average shares:
Basic	36,432	36,212	36,396	36,176
Diluted	36,604	36,525	36,566	36,497
Dividends per share	$0.0900	$0.0892	$0.2692	$0.2667

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Net income	$52,160	$48,234	$139,437	$129,327
Foreign currency translation adjustments	(2,985)	7,479	(4,073)	347
Comprehensive income	$49,175	$55,713	$135,364	$129,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2025	38,629	$129	$62,834	$629,848	(2,418)	$(24,999)	$(27,042)	$640,770
Net income	—	—	—	41,390	—	—	—	41,390
Foreign currency translation adjustments	—	—	—	—	—	—	2,136	2,136
Stock-based compensation	211	—	1,572	—	—	—	—	1,572
Shares withheld in lieu of employee tax withholding	—	—	(14,036)	—	—	—	—	(14,036)
Dividends	—	—	351	(3,297)	—	—	—	(2,946)
Balance, December 31, 2025	38,840	$129	$50,721	$667,941	(2,418)	$(24,999)	$(24,906)	$668,886
Net income	—	—	—	45,887	—	—	—	45,887
Foreign currency translation adjustments	—	—	—	—	—	—	(3,224)	(3,224)
Stock-based compensation	10	—	1,270	—	—	—	—	1,270
Shares withheld in lieu of employee tax withholding	—	—	(459)	—	—	—	—	(459)
Dividends	—	—	5	(3,296)	—	—	—	(3,291)
Balance, March 31, 2026	38,850	$129	$51,537	$710,532	(2,418)	$(24,999)	$(28,130)	$709,069
Net income	—	—	—	52,160	—	—	—	52,160
Foreign currency translation adjustments	—	—	—	—	—	—	(2,985)	(2,985)
Stock-based compensation	1	—	1,438	—	—	—	—	1,438
Issuance of common stock related to Stock Split	—	259	(259)	—	—	—	—	—
Shares withheld in lieu of employee tax withholding	—	—	(203)	—	—	—	—	(203)
Dividends	—	—	1	(3,296)	—	—	—	(3,295)
Balance, June 30, 2026	38,851	$388	$52,514	$759,396	(2,418)	$(24,999)	$(31,115)	$756,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income/(Loss)	Totals
Balance, September 30, 2024	38,386	$128	$70,111	$462,194	(2,418)	$(24,999)	$(24,361)	$483,073
Net income	—	—	—	34,763	—	—	—	34,763
Foreign currency translation adjustments	—	—	—	—	—	—	(8,069)	(8,069)
Stock-based compensation	226	1	1,512	—	—	—	—	1,513
Shares withheld in lieu of employee tax withholding	—	—	(11,995)	—	—	—	—	(11,995)
Dividends	—	—	331	(3,284)	—	—	—	(2,953)
Balance, December 31, 2024	38,612	$129	$59,959	$493,673	(2,418)	$(24,999)	$(32,430)	$496,332
Net income	—	—	—	46,330	—	—	—	46,330
Foreign currency translation adjustments	—	—	—	—	—	—	937	937
Stock-based compensation	11	—	1,031	—	—	—	—	1,031
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, March 31, 2025	38,623	$129	$60,990	$536,736	(2,418)	$(24,999)	$(31,493)	$541,363
Net income	—	—	—	48,234	—	—	—	48,234
Foreign currency translation adjustments	—	—	—	—	—	—	7,479	7,479
Stock-based compensation	1	—	1,131	—	—	—	—	1,131
Shares withheld in lieu of employee tax withholding	—	—	(35)	—	—	—	—	(35)
Dividends	—	—	—	(3,267)	—	—	—	(3,267)
Balance, June 30, 2025	38,624	$129	$62,086	$581,703	(2,418)	$(24,999)	$(24,014)	$594,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWELL INDUSTRIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended June 30,
	2026	2025
Operating Activities:
Net income	$139,437	$129,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,496	5,215
Stock-based compensation	4,280	3,675
Unrealized mark-to-market (gain) loss on derivative contracts	(354)	(433)
Bad debt expense (recovery), net	107	(149)
Deferred income taxes	11,636	(2,847)
Gain on cash surrender value of life insurance	(118)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(146,438)	2,747
Contract assets and liabilities, net	188,763	(18,381)
Inventories	(11,064)	(2,728)
Income taxes	(11,088)	(2,543)
Prepaid expenses and other current assets	(4,347)	1,051
Accounts payable	15,973	(7,513)
Accrued liabilities	(766)	(2,216)
Other, net	2,521	1,657
Net cash provided by operating activities	195,038	106,862
Investing Activities:
Purchases of short-term investments	—	(37,262)
Maturities of short-term investments	24,857	44,407
Purchases of property, plant and equipment	(10,386)	(11,380)
Proceeds from sale of property, plant and equipment	17	20
Net cash provided by (used in) investing activities	14,488	(4,215)
Financing Activities:
Shares withheld in lieu of employee tax withholding	(14,698)	(12,030)
Dividends paid	(9,792)	(9,640)
Net cash used in financing activities	(24,490)	(21,670)
Net increase in cash and cash equivalents	185,036	80,977
Effect of exchange rate changes on cash and cash equivalents	(2,214)	2,158
Cash and cash equivalents at beginning of period	450,739	315,331
Cash and cash equivalents at end of period	$633,561	$398,466

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
On April 2, 2026, the Company effected a three-for-one forward split of its common stock and proportionately increased the number of shares of authorized common stock from 30,000,000 to 90,000,000 (the Stock Split). Each shareholder of record as of the close of trading on March 20, 2026 (the Record Date) received, after the close of trading on April 2, 2026, two additional shares for every one share held on the Record Date. The shares of common stock retain a par value of $0.01 per share. Accordingly, an amount equal to the par value of the increased shares due to the Stock Split was reclassified from additional paid-in capital to common stock in the third fiscal quarter of 2026. Trading began on a split-adjusted basis at market open on April 6, 2026.
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
The following table reconciles basic and diluted weighted average shares used in the computation of earnings per share (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$52,160	$48,234	$139,437	$129,327
Denominator:
Weighted average basic shares	36,432	36,212	36,396	36,176
Dilutive effect of restricted stock and restricted stock units	172	313	170	321
Weighted average diluted shares	36,604	36,525	36,566	36,497
Earnings per share:
Basic	$1.43	$1.33	$3.83	$3.57
Diluted	$1.42	$1.32	$3.81	$3.54

C. Detail of Selected Balance Sheet Accounts
Inventories
The components of inventories are summarized below (in thousands):

	June 30, 2026	September 30, 2025
Raw materials, parts and sub-assemblies	$101,372	$90,743
Work-in-progress	2,973	2,222
Provision for excess and obsolete inventories	(8,974)	(8,246)
Total inventories	$95,371	$84,719

Property, Plant and Equipment
Property, plant and equipment are summarized below (in thousands):

	June 30, 2026	September 30, 2025
Land	$24,297	$24,436
Buildings and improvements	132,656	133,455
Machinery and equipment	101,592	99,840
Furniture and fixtures	3,512	3,056
Construction in process	13,457	2,110
	$275,514	$262,897
Less: Accumulated depreciation	(156,880)	(151,848)
Total property, plant and equipment, net	$118,634	$111,049

There were no assets under finance lease as of June 30, 2026 or September 30, 2025.

Accrued Product Warranty
Activity in our product warranty accrual consisted of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$6,637	$6,284	$6,356	$5,822
Increase to warranty expense	1,209	916	4,872	3,769
Deduction for warranty charges	(1,232)	(1,208)	(4,608)	(3,549)
Change due to foreign currency translation	(19)	66	(25)	16
Balance at end of period	$6,595	$6,058	$6,595	$6,058

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
We also have contracts to provide field service inspection, installation, commissioning, modification, and repair services, as well as retrofit and retrofill components for existing systems. If the service contract terms give us the right to invoice the customer for an amount that corresponds directly with the value of our performance completed to date (i.e., a service contract in which we bill a fixed amount for each hour of service provided), then we recognize revenue over time in each reporting period corresponding to the amount that we have the right to invoice. Our performance obligations are satisfied as the work progresses. Revenues from our custom-engineered products and value-added services transferred to customers over time accounted for approximately 97% and 96% of revenues for the three and nine months ended June 30, 2026, respectively, and approximately 95% and 96% of revenues for the three and nine months ended June 30, 2025, respectively.
We also have sales orders for spare parts and replacement circuit breakers for switchgear that are obsolete or that are no longer produced by the original manufacturer. Revenues from these sales orders are recognized at the time we fulfill our performance obligation to the customer, which is typically upon shipment and represented approximately 3% and 4% of revenues for the three and nine months ended June 30, 2026, respectively, and approximately 5% and 4% of revenues for the three and nine months ended June 30, 2025, respectively.
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
Remaining unsatisfied performance obligations, which we refer to as backlog, represent the estimated transaction price for goods and services for which we have a material right, but work has not yet been performed. As of June 30, 2026, we had backlog of $2.4 billion, of which approximately $1.3 billion is expected to be recognized as revenue within the next twelve months. Backlog may not be indicative of future operating results as orders may be cancelled or modified by our customers. Our backlog does not include service and maintenance-type contracts for which we have the right to invoice as services are performed.
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
For the nine months ended June 30, 2026 and 2025, our operating results were positively impacted by $12.8 million and $15.1 million, respectively, as a result of net changes in contract estimates related to projects in progress at the beginning of the respective period. These changes in estimates resulted primarily from favorable project execution, reduced cost estimates and negotiations of variable consideration, discussed below, as well as revenue recognized from project cancellations and other changes in facts and circumstances during these periods. Gross unfavorable changes in contract estimates were immaterial for both the nine months ended June 30, 2026 and 2025.
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
Contract assets and liabilities as of June 30, 2026 and September 30, 2025 are summarized below (in thousands):

	June 30, 2026	September 30, 2025
Contract assets	$116,002	$136,679
Contract liabilities	(466,362)	(297,949)
Net contract liability	$(350,360)	$(161,270)
Our net contract billing position remained a net liability at both June 30, 2026 and September 30, 2025, primarily due to strong bookings and favorable contract billing milestones. We typically allocate a significant percentage of the progress billing to the early stages of the contract. To determine the amount of revenue recognized during the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the nine months ended June 30, 2026, we recognized revenue of $243.7 million that was related to contract liabilities outstanding at September 30, 2025.
The timing of our invoice process is typically dependent on the completion of certain milestones and contract terms and is subject to agreement by our customer. Payment is typically expected within 30 days of invoice. Any uncollected invoiced amounts for our performance obligations recognized over time, including contract retentions, are recorded as accounts receivable in the Condensed Consolidated Balance Sheets. Certain contracts allow customers to withhold a small percentage of billings pursuant to retainage provisions, and such amounts are generally due upon completion of the contract and acceptance of the project by the customer. Based on our experience in recent years, the majority of these retainage balances are expected to be collected within approximately twelve months. As of June 30, 2026 and September 30, 2025, we had retention amounts of $6.0 million and $8.1 million, respectively. Of the retained amount at June 30, 2026, $5.8 million is expected to be collected in the next twelve months and is recorded in accounts receivable. The remaining $0.2 million is recorded in other assets.
Disaggregation of Revenue
The following tables present our disaggregated revenue by geographic destination and market sector for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
United States	$250,624	$224,537	$677,774	$650,143
Canada	24,140	42,611	86,422	108,275
Middle East and Africa	15,875	9,917	39,365	22,757
Europe	8,606	5,522	27,310	16,947
Asia/Pacific	11,782	1,805	26,925	5,031
Mexico, Central and South America	713	1,881	1,743	3,182
Total revenues by geographic destination	$311,740	$286,273	$859,539	$806,335

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Oil and gas (excludes petrochemical)	$106,275	$105,464	$316,908	$302,310
Electric utility	88,616	74,909	238,368	196,488
Commercial and other industrial	76,317	49,519	171,388	134,188
Petrochemical	18,461	36,349	68,790	113,236
Light rail traction power	7,961	8,549	25,623	26,785
All others	14,110	11,483	38,462	33,328
Total revenues by market sector	$311,740	$286,273	$859,539	$806,335

E. Goodwill and Other Intangible Assets
Our intangible assets include goodwill of $6.0 million, which is not being amortized, and other intangible assets of $5.4 million being amortized over their estimated useful lives. No impairment expense has been recorded for the last three fiscal years.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 30, 2026 for our single reporting segment are as follows (in thousands):

Total
Balance as of September 30, 2025	$6,125
Foreign currency translation adjustment	(76)
Balance as of June 30, 2026	$6,049
Other Intangible Assets
Intangible asset balances, subject to amortization, at June 30, 2026 and September 30, 2025 consisted of the following (in thousands):

	June 30, 2026
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	$2,169	$(158)	$2,011
Technologies	4	3,473	(520)	2,953
Trademarks	9	467	(41)	426
Order backlog	less than 1	54	(47)	7
Total intangible assets		$6,163	$(766)	$5,397

	September 30, 2025
	Weighted Average Remaining Useful Lives in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	12	$2,202	$(23)	$2,179
Technologies	5	3,518	(76)	3,442
Trademarks	10	475	(6)	469
Order backlog	1	55	(7)	48
Total intangible assets		$6,250	$(112)	$6,138

We have an additional technology intangible asset of $0.5 million associated with an intellectual property acquired in December 2023 which has not yet been subject to amortization.

As of June 30, 2026, the estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$213
2027	922
2028	922
2029	922
2030	848
Thereafter	1,570
Total	$5,397

F. Long-Term Debt
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of June 30, 2026, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $103.9 million. There was $46.1 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2026.
As of June 30, 2026, we were in compliance with all of the financial covenants of the U.S. Revolver.

G. Commitments and Contingencies
Letters of Credit, Bank Guarantees and Bonds
Certain customers require us to post letters of credit, bank guarantees or surety bonds. These security instruments assure that we will perform under the terms of our contract. In the event of default, the counterparty may demand payment from the bank under a letter of credit or bank guarantee, or performance by the surety under a bond. To date, there have been no significant draws or claims related to security instruments for the periods reported. We were contingently liable for letters of credit of $103.9 million as of June 30, 2026. We also had surety bonds totaling $492.4 million that were outstanding, with additional bonding capacity of $707.6 million available, at June 30, 2026. We have strong surety relationships; however, a change in market conditions or the sureties’ assessment of our financial position could cause the sureties to require cash collateralization for undischarged liabilities under the bonds.
We have a $19.9 million facility agreement (Facility Agreement) between Powell (UK) Limited and a large international bank that provides Powell (UK) Limited the ability to enter into bank guarantees as well as forward exchange contracts and currency options. At June 30, 2026, we had outstanding guarantees totaling $5.7 million, with an additional capacity of $14.2 million available under this Facility Agreement. The Facility Agreement provides for customary events of default and carries cross-default provisions with the U.S. Revolver. If an event of default (as defined in the Facility Agreement) occurs and is continuing, per the terms and subject to the conditions set forth therein, obligations outstanding under the Facility Agreement may be accelerated and declared immediately due and payable. Additionally, we are required to maintain cash collateral for guarantees greater than two years. As of June 30, 2026, we were in compliance with all of the financial covenants of the Facility Agreement.
Litigation
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, or results of operations or liquidity.

Liquidated Damages
Certain of our customer contracts have schedule and performance obligation clauses that, if we fail to meet them, could require us to pay liquidated damages. Each individual contract defines the conditions under which the customer may make a claim against us. As of June 30, 2026, certain contracts had a probable exposure to liquidated damages claims of $6.3 million, which could possibly increase to $9.3 million under certain circumstances. Based on our actual or projected failure to meet these various contractual commitments, $5.1 million has been recorded as a reduction to revenue. We will attempt to obtain change orders, contract extensions or accelerate project completion, which may resolve the potential for any unrecorded liquidated damages claims. Should we fail to achieve relief on some or all of these contractual obligations, we could be required to pay additional liquidated damages, which could negatively impact our future operating results.

H. Stock-Based Compensation
Refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a full description of our existing stock-based compensation plans.
Restricted Stock Units
We issue restricted stock units (RSUs) to certain officers and key employees of the Company. The fair value of the RSUs is based on the price of our common stock as reported on the NASDAQ Global Market during a specified period prior to the grant dates. Typically, these grants vest over a three-year period from the date of issuance and are a blend of time-based and performance-based shares. The portion of the grant that is time-based typically vests over a three-year period on each anniversary of the grant date, based on continued employment. The performance-based shares vest based on the three-year revenue growth, earnings and safety performance of the Company following the grant date. At June 30, 2026, there were 166,118 RSUs outstanding. The RSUs do not have voting rights but do receive dividend equivalents upon vesting, which are accrued quarterly. Additionally, the shares of common stock underlying the RSUs are not considered issued and outstanding until vested and common stock is issued.
Total RSU activity (number of shares) for the nine months ended June 30, 2026 is summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Value Per Share
Outstanding at September 30, 2025	350,658	$21.60
Granted	60,590	100.40
Vested	(245,130)	12.96
Forfeited/canceled	—	—
Outstanding at June 30, 2026	166,118	$63.02

During the nine months ended June 30, 2026 and 2025, we recorded compensation expense of $3.7 million and $3.1 million, respectively, related to the RSUs.
Restricted Stock
Each year, every non-employee director receives restricted shares of the Company’s common stock with a grant-date value of $0.1 million. The number of granted shares is calculated by dividing the $0.1 million by the average of high and low prices of our common stock on the grant date. The shares shall vest on the earlier of the grant anniversary date or the date of the next annual meeting of stockholders, whichever occurs first. In February 2026, 4,200 shares of restricted stock were issued to our non-employee directors at a price of $184.83 per share. During the nine months ended June 30, 2026 and 2025, we recorded compensation expense of $0.6 million and $0.5 million, respectively, related to restricted stock.

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
Recurring Fair Value Measurements
The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Fair Value Measurements at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2026
Assets:
Cash and cash equivalents	$633,561	$—	$—	$633,561
Short-term investments	—	—	—	—
Rabbi trust assets	—	16,960	—	16,960
Liabilities:
Deferred compensation	—	16,892	—	16,892
Contingent future payments related to the acquisition of Remsdaq	—	—	2,428	2,428
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
There were no transfers between levels within the fair value measurement hierarchy during the quarter ended June 30, 2026.

J. Leases

Our leases consist primarily of office, warehouse and manufacturing space, as well as construction equipment. All of our future lease obligations are related to non-cancelable operating leases. The following table provides a summary of lease cost components for the three and nine months ended June 30, 2026 and 2025, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost	$362	$210	$945	$655
Variable lease cost(1)	86	53	177	134
Short-term lease cost(2)	611	647	1,822	1,954
Total lease cost	$1,059	$910	$2,944	$2,743

(1) Variable lease cost represents common area maintenance charges.
(2) Short-term lease cost includes leases and rentals with initial terms of one year or less.

We recognize operating lease assets and operating lease liabilities representing the present value of the remaining lease payments for leases with initial terms greater than twelve months. Leases with initial terms of twelve months or less are not recorded in our Condensed Consolidated Balance Sheets. The following table provides a summary of the operating lease assets and operating lease liabilities included in our Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, respectively (in thousands):

Operating Leases	June 30, 2026	September 30, 2025
Assets:
Operating lease assets, net	$2,524	$1,664
Liabilities:
Current operating lease liabilities	$947	$882
Long-term operating lease liabilities	1,577	782
Total lease liabilities	$2,524	$1,664

In Fiscal 2026, we executed two operating leases, one in Canada for additional office and warehouse space and the other adjacent to our Houston manufacturing facility for additional manufacturing and warehouse space. Both leases are expected to commence in Fiscal 2027.

The following table provides the maturities of our operating lease liabilities as of June 30, 2026, as well as our executed operating leases with future commencement dates (in thousands):

	Operating Leases
	Leases Signed	Less: Leases Not Yet Commenced	Leases in Effect
Remainder of 2026	$290	$—	$290
2027	1,574	494	1,080
2028	1,231	494	737
2029	869	494	375
2030	709	494	215
Thereafter	142	—	142
Total future minimum lease payments	$4,815	$1,976	$2,839
Less: present value discount (imputed interest)	(315)	—	(315)
Present value of lease liabilities	$4,500	$1,976	$2,524

The weighted average discount rate as of June 30, 2026 and 2025 were 7.67% and 6.60%, respectively. The weighted average remaining lease term was 3.03 years and 2.19 years, respectively, at June 30, 2026 and 2025.

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

For the three and nine months ended June 30, 2026 and 2025, the summary of segment net income, including segment expenses, for our single reportable segment were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenues	$311,740	$286,273	$859,539	$806,335
Segment operating expenses:
Cost of goods sold	216,441	198,374	604,886	575,480
General and administrative expenses	18,223	17,242	53,161	46,717
Sales and marketing expenses	8,742	7,667	24,852	21,330
Research and development expenses	4,300	2,659	11,856	7,881
Amortization	221	—	666	—
Realized currency (gain) loss	(263)	207	(310)	312
Total segment operating expenses	247,664	226,149	695,111	651,720
Operating income / EBIT	64,076	60,124	164,428	154,615
Interest income, net	(5,047)	(3,977)	(13,515)	(11,397)
Income tax provision	16,963	15,867	38,506	36,685
Segment net income	$52,160	$48,234	$139,437	$129,327

Gross profit	$95,299	$87,899	$254,653	$230,855

Revenues by country or geographic region represent sales to unaffiliated customers as determined by the ultimate destination of our products and services, summarized for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
United States	$250,624	$224,537	$677,774	$650,143
Canada	24,140	42,611	86,422	108,275
Middle East and Africa	15,875	9,917	39,365	22,757
Europe	8,606	5,522	27,310	16,947
Asia/Pacific	11,782	1,805	26,925	5,031
Mexico, Central and South America	713	1,881	1,743	3,182
Total revenues	$311,740	$286,273	$859,539	$806,335

Long-lived assets by country consist of property, plant and equipment, net of accumulated depreciation and are determined based on the location of the tangible assets, summarized below (in thousands):

	June 30, 2026	September 30, 2025
Long-lived assets:
United States	$80,174	$70,699
Canada	31,411	32,744
United Kingdom	7,049	7,606
Total	$118,634	$111,049

L. Income Taxes
The calculation of the effective tax rate is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Income before income taxes	$69,123	$64,101	$177,943	$166,012

Income tax provision	16,963	15,867	38,506	36,685

Net income	$52,160	$48,234	$139,437	$129,327

Effective tax rate	25%	25%	22%	22%

Our income tax provision reflects an effective tax rate on pre-tax income of 25% and 22% for the three and nine months ended June 30, 2026, and June 30, 2025. The effective tax rates for each period were favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. In addition, discrete items related to the vesting of RSUs recorded in the first quarters of Fiscal 2026 and Fiscal 2025 favorably impacted the effective tax rate for the nine months ended June 30, 2026 and June 30, 2025.

M. Subsequent Events

Quarterly Dividend Declared
On August 3, 2026, our Board of Directors declared a quarterly cash dividend on our common stock in the amount of $0.09 per share. The dividend is payable on September 16, 2026 to shareholders of record at the close of business on August 19, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, all references to “we,” “us,” “our,” “Powell” or “the Company” include Powell Industries, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, projections and estimates of the timing and success of specific projects and our future backlog (including our characterization of new orders as “large” or “mega,” which is used herein to indicate orders ranging from $10 to $50 million or larger than $50 million, respectively), revenues, income, acquisitions, liquidity and capital expenditures, the effect of tariffs, and expectations with respect to, or the impacts of, data center projects becoming a larger component of our backlog and revenues, as well as other statements that are not historical facts contained in or incorporated by reference into this report. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “potential,” “possible,” “would,” “outlook,” “will” or similar expressions are forward-looking statements.
These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update or revise these statements unless required by applicable law, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on them. We have based these forward-looking statements on expectations and assumptions of management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties that could cause actual results to differ materially from those included in this report, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the potential failure to adequately predict costs (including in connection with our fixed-price contracts) and prevent cost overruns, including the impacts of inflation, the effect of tariffs, potentially disruptive or unanticipated changes in suppliers, the availability of cash on hand and other sources of liquidity to fund our operating expenses and capital expenditures, the impacts of future legislative and regulatory initiatives, including with respect to data centers, the potential effects of ongoing military disputes (including current conflicts in Ukraine and Iran), electronic, cyber or physical security breaches, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are detailed below.
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
In the third quarter of Fiscal 2026, we reported revenue of $311.7 million, net income of $52.2 million, and generated $100.2 million in cash from operating activities. As of June 30, 2026, we had total assets of $1.4 billion.
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
Market Outlook
Our backlog increased to $2.4 billion as of June 30, 2026, with approximately $1.3 billion expected to be recognized as revenue within the next twelve months. During the first nine months of Fiscal 2026, commercial activity remained favorable across most of our end markets, with particularly strong demand in the commercial and other industrial, oil and gas (excluding petrochemical), and electric utility markets.
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
During the third fiscal quarter, we achieved total bookings of $934 million, including three mega orders, a data center project valued at over $400 million, which was disclosed as a subsequent event in the second fiscal quarter, a Liquefied Natural Gas (LNG) project valued at approximately $60 million, and a petrochemical project valued at approximately $75 million. For the first nine months of Fiscal 2026, bookings totaled $1.9 billion, including seven mega orders across diverse end markets, demonstrating continued customer investment and strong market activity. We remain encouraged by the outlook for both the data center and electric utility end markets and the durability of the current investment cycles. Notwithstanding this momentum, we continue to monitor macroeconomic conditions and geopolitical developments that could affect customer spending behavior or the timing of project awards. While current demand indicators remain positive, these external factors could influence future levels of market activity.
Oil and gas and petrochemical markets. North American oil and gas end markets continue to exhibit strong commercial activity levels in response to rising global demand for LNG and gas-to‑chemical processes that leverage low‑cost natural gas feedstocks. We believe the fundamentals of the U.S. natural gas market, through abundant supply and competitive cost, continue to support investments in LNG facilities and related gas processing infrastructure. These dynamics contributed to sustained order activity, including a mega LNG project award of approximately $60 million during the third fiscal quarter. Commercial activity in the petrochemical market has remained subdued over the past several quarters. However, we are cautiously optimistic that the petrochemical market may be entering the early stages of a cyclical recovery following an extended period of reduced investment activity. Reflecting this potential improvement, we secured a mega petrochemical order during the third fiscal quarter with a contract value of approximately $75 million. Beyond traditional crude oil refining and other oil and gas downstream operations, we have broadened our end markets into hydrogen production, carbon capture as well as alternative fuels, such as biofuels and sustainable aviation fuel, aligned with growing demand for cleaner energy solutions.
Electric utility market. Aligned with our strategy of end-market diversification, we continue to focus on growth in electrical distribution substations while also addressing a resurgence of power generation investment in this market. During the first nine months of Fiscal 2026, we secured total bookings of $313 million, reflecting continued customer investment in grid modernization, transmission and distribution infrastructure, and generation capacity expansion.

Commercial and other industrial markets. We continue to experience strong growth across commercial and industrial end-markets, primarily driven by the rapid expansion of data centers to meet increasing demand for cloud computing and artificial intelligence applications. During the first nine months of Fiscal 2026, we were awarded approximately $800 million in data center infrastructure projects, including a mega order valued at over $400 million secured during the third fiscal quarter and two additional mega orders secured in the first half of Fiscal 2026, each exceeding $75 million in contract value. Commercial activity in this market sector reflects the continued investment in data center infrastructure, and we are also observing increased activity across other industrial end markets.
Business Environment
The markets in which we participate are capital-intensive and cyclical in nature. Cyclicality is predominantly driven by customer demand, global economic and geopolitical conditions and anticipated environmental, safety or regulatory changes that affect the manner in which our customers proceed with capital investments. Our customers analyze various factors, including the demand and price for oil, gas and electrical energy, the overall economic and financial environment, governmental budgets, regulatory actions and environmental concerns. These factors influence the release of new capital projects by our customers, which are traditionally awarded in competitive bid situations. Scheduling of projects is matched to customer requirements, and projects typically take a number of months to produce. Schedules may change during the course of any particular project, and our operating results can, therefore, be impacted by factors outside of our control. As data center projects become a larger component of our backlog and revenues: (i) our product mix may shift, as such projects will likely require less custom engineered-to-order equipment and systems than other end markets; (ii) we have, and will, become subject to additional risks related to that end market, including fluctuations in demand for data centers and developments in legislative or regulatory initiatives with respect thereto; and (iii) our operating results may be impacted by the aforementioned factors and risks, among others related to the data center end market.
Our operating results are impacted by several factors such as the timing of new order awards, project backlog, changes in project cost estimates, customer approval of final engineering specifications and delays in customer construction schedules, all of which contribute to short-term earnings variability and the timing of project execution. Our operating results also have been, and may continue to be, impacted by the timing and resolution of change orders and the resolution of potential contract claims and liquidated damages, all of which could improve or deteriorate gross margins during the period in which these items are resolved with our customers. Disruptions in the global supply chain have negatively impacted and may continue to negatively impact our business and operating results due to the limited supply of, delays for and uncertainty in the timing of the receipt of key component parts and commodities. We remain focused on the variables that impact our markets as well as cost management, labor availability and supply chain challenges.
We are subject to inflation, which can cause increases in our costs of labor, indirect expenses and raw materials, primarily copper, aluminum and steel. Fixed-price contracts can limit our ability to pass these increases to our customers, thus negatively impacting our earnings and operations in future periods.
During the first nine months of Fiscal 2026, we continued experiencing high volatility in commodity prices, and ongoing supply chain delays for specific engineered components remained a persistent challenge for us. Moreover, ongoing and recently proposed changes to U.S. global trade policy (including legal challenges thereto), along with potential international retaliatory measures, and concerns over inflation, recession and slowing growth have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the United States and other markets we serve. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations. We could potentially face the challenge of increased costs of raw materials and engineered components as well as negative impacts on our margins; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations. In response to the rising cost environment and persistent supply chain challenges, we are taking strategic measures to effectively manage our product pricing, refine delivery schedules, and manage bid validity dates with our customers. Our supplier engagement includes improving forecasting and negotiating favorable terms that allow us to meet or exceed customer timelines. Additionally, we remain focused on enhancing factory efficiencies and improving project execution to mitigate risks and maintain customer satisfaction.

Results of Operations
Quarter Ended June 30, 2026 Compared to the Quarter Ended June 30, 2025 (Unaudited)
Revenue and Gross Profit
Revenue increased by 9%, or $25.5 million, to $311.7 million in the third quarter of Fiscal 2026. Domestic revenue increased by 12%, or $26.1 million, to $250.6 million in the third quarter of Fiscal 2026. International revenue decreased slightly by 1%, or $0.6 million, to $61.1 million in the third quarter of Fiscal 2026. International revenue includes both revenue generated at our international facilities and export project revenue produced at our domestic facilities.
In the third quarter of Fiscal 2026, revenue growth was led by strength in our commercial and other industrial, electric utility, and oil and gas (excluding petrochemical) markets. Revenue from the commercial and other industrial market increased 54%, or $26.8 million, to $76.3 million; while revenue from the electric utility market grew by 18%, or $13.7 million, to $88.6 million. Revenue from the oil and gas market (excluding petrochemical) increased 1%, or $0.8 million, to $106.3 million. These increases were primarily driven by our strategic initiative to expand into higher-growth electric utility and commercial and other industrial markets, supported by strong backlog and robust booking activity in these end markets. Partially offsetting these increases, revenue from the petrochemical market declined by 49%, or $17.9 million, to $18.5 million, and revenue from the light rail traction power market decreased 7%, or $0.6 million, to $8.0 million. These declines were primarily driven by lower backlog across these end markets, particularly within the petrochemical market. Revenue from all other markets combined increased 23%, or $2.6 million, to $14.1 million in the third quarter of Fiscal 2026.
Gross profit increased 8%, or $7.4 million, to $95.3 million for the third quarter of Fiscal 2026. Gross profit as a percentage of revenue remained flat at 31% compared to the third quarter of Fiscal 2025. The increase in gross profit was primarily attributable to higher revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6%, or $1.6 million, to $26.7 million in the third quarter of Fiscal 2026, primarily due to higher compensation expenses, including the impact of the Remsdaq Limited acquisition completed in August 2025. As a percentage of revenue, selling, general and administrative expenses remained flat at 9% during the third quarter of Fiscal 2026 compared to the third quarter of Fiscal 2025.
Income Tax Provision
We recorded an income tax provision of $17.0 million in the third quarter of Fiscal 2026, compared to an income tax provision of $15.9 million in the third quarter of Fiscal 2025. The effective tax rate was 25% in both periods. For each of the three months ended June 30, 2026 and 2025, the effective tax rates were favorably impacted by the estimated Research and Development (R&D) Tax Credit, which was offset by the tax expense related to certain nondeductible items. For additional information regarding our income taxes, see Note L. Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
In the third quarter of Fiscal 2026, we recorded net income of $52.2 million, or $1.42 per diluted share, compared to net income of $48.2 million, or $1.32 per diluted share, in the third quarter of Fiscal 2025. The increase in net income was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expenses and research and development expenses, including the impact of the Remsdaq Limited acquisition completed in August 2025.
Backlog
The order backlog, which represents our remaining unsatisfied performance obligations, reflects the estimated transaction price for goods and services for which we have a material right but for which work has not yet been performed. Order backlog at June 30, 2026 totaled $2.4 billion, representing a 35% increase from $1.8 billion at March 31, 2026. This increase was primarily driven by growth in the commercial and other industrial market. As of June 30, 2026, the commercial and other industrial market represented 40% of total backlog, while the oil and gas market (excluding petrochemical) and the electric utility market each accounted for 24%.
Bookings, net of cancellations and scope reductions, increased 158% in the third quarter of Fiscal 2026 to $934.2 million, compared to $362.1 million in the third quarter of Fiscal 2025. This increase was primarily driven by stronger booking activity within the commercial and other industrial market.

Nine Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025 (Unaudited)
Revenue and Gross Profit
Revenue increased 7%, or $53.2 million, to $859.5 million in the nine months ended June 30, 2026. Domestic revenue increased by 4%, or $27.6 million, to $677.8 million, while international revenue increased 16%, or $25.6 million, to $181.8 million. The increase in international revenue was primarily driven by increased activity in the Asia/Pacific region, as well as the Middle East and Africa and Europe regions, partially offset by decreased activity in Canada. International revenue includes both revenue generated at our international facilities and export project revenue produced at our domestic facilities.
Revenue growth during the nine months ended June 30, 2026 was led by strength in the commercial and other industrial, electric utility and oil and gas (excluding petrochemical) markets. Revenue from the commercial and other industrial market increased 28%, or $37.2 million, to $171.4 million, while revenue from the electric utility market increased 21%, or $41.9 million, to $238.4 million. Revenue from the oil and gas market (excluding petrochemical) increased 5%, or $14.6 million, to $316.9 million. These increases were primarily driven by our strategic initiative to expand our business into the commercial and other industrial and electric utility markets, as well as strong market activities in these end markets. Partially offsetting these increases, revenue from the petrochemical market decreased 39%, or $44.4 million, to $68.8 million, and revenue from the light rail traction power market decreased 4%, or $1.2 million, to $25.6 million in the first nine months of Fiscal 2026. These declines were primarily attributable to a reduction in backlog within the petrochemical market following the completion of a large petrochemical order secured in Fiscal 2023, as well as lower backlog levels in these markets. Revenue from all other markets combined increased 15%, or $5.1 million, to $38.5 million in the nine months ended June 30, 2026.
Gross profit increased 10%, or $23.8 million, to $254.7 million for the nine months ended June 30, 2026. Gross profit as a percentage of revenue increased to 30% in the first nine months of Fiscal 2026, as compared to 29% in the nine months ended June 30, 2025. The increase in gross profit was primarily driven by higher revenues, as well as improved gross profit margin resulting from favorable volume leverage and strong project execution in a stable pricing environment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14%, or $9.3 million, to $77.7 million in the nine months ended June 30, 2026, primarily due to higher compensation expenses, including the impact of the Remsdaq Limited acquisition completed in August 2025, and increased spending on infrastructure. As a percentage of revenue, selling, general and administrative expenses increased to 9% during the first nine months of Fiscal 2026, compared to 8% during the first nine months of Fiscal 2025.
Income Tax Provision
We recorded an income tax provision of $38.5 million in the nine months ended June 30, 2026, compared to an income tax provision of $36.7 million in the nine months ended June 30, 2025. The effective tax rate was 22% in both periods. For each of the nine months ended June 30, 2026 and 2025, the effective tax rates were favorably impacted by discrete items related to the vesting of RSUs and the estimated R&D Tax Credit, which was offset by the tax expense related to certain nondeductible items. For additional information regarding our income taxes, see Note L. Income Taxes of Notes to Condensed Consolidated Financial Statements.
Net Income
In the nine months ended June 30, 2026, we recorded net income of $139.4 million, or $3.81 per diluted share, compared to net income of $129.3 million, or $3.54 per diluted share, in the nine months ended June 30, 2025. The increase in net income was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expenses and research and development expenses, including the impact of the Remsdaq Limited acquisition completed in August 2025.
Backlog
Order backlog, which represents our remaining unsatisfied performance obligations, reflects the estimated transaction price for goods and services for which we have a material right but for which work has not yet been performed. Order backlog at June 30, 2026 totaled $2.4 billion, representing a 73% increase from $1.4 billion at September 30, 2025. This increase was mainly driven by growth in the commercial and other industrial, electric utility and oil and gas (excluding petrochemical) markets. As of June 30, 2026, the commercial and other industrial market represented 40% of total backlog, while the oil and gas market (excluding petrochemical) and the electric utility market each accounted for 24%.

Bookings, net of cancellations and scope reductions, increased 112% to $1.9 billion during the nine months ended June 30, 2026, compared to $879.7 million during the nine months ended June 30, 2025. This increase was primarily driven by stronger booking activity in the commercial and other industrial market, a recovery of the petrochemical market, and continued growth in the oil and gas (excluding petrochemical) and electric utility markets.

Liquidity and Capital Resources
As of June 30, 2026, current assets exceeded current liabilities by 2.0 times.
Cash, cash equivalents and short-term investments increased to $633.6 million at June 30, 2026, compared to $475.5 million at September 30, 2025. The increase was primarily driven by our strong earnings performance, partially offset by cash payments related to shares withheld in lieu of employee tax withholding, capital expenditures and dividend payments. We invest our cash, cash equivalents and short-term investments in accordance with the Company’s investment policy approved by the Board of Directors. We believe that our cash, cash equivalents and short-term investments, together with available borrowings under our U.S. credit facility, will be sufficient to support our ongoing operating activities, dividend payments and future organic and inorganic business growth, as well as research and development initiatives for the next twelve months and beyond.
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
Approximately $125.8 million of our cash, cash equivalents and short-term investments at June 30, 2026 was held outside of the U.S. to support our international operations. We intend to indefinitely reinvest all current and future foreign earnings internationally to ensure adequate liquidity and working capital for our international business. In the event that we elect to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside the U.S., we may incur additional tax expense upon such repatriation under current tax laws.
U.S. Revolver
We have a credit agreement with Bank of America, N.A. and Texas Capital Bank with an aggregate commitment of $150.0 million, consisting of $100.0 million committed by Bank of America and $50.0 million committed by Texas Capital Bank (the U.S. Revolver). The U.S. Revolver has an expiration date of October 4, 2028.
As of June 30, 2026, there were no amounts borrowed under the U.S. Revolver, and letters of credit outstanding were $103.9 million. There was $46.1 million available for the issuance of letters of credit and borrowings under the U.S. Revolver as of June 30, 2026. For further information regarding our debt, see Notes F. Long-Term Debt and G. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Cash Flows
Operating Activities
Operating activities provided net cash of $195.0 million during the nine months ended June 30, 2026 and provided net cash of $106.9 million during the same period in Fiscal 2025. Cash flow from operations is primarily influenced by project volume and margins, working capital requirements, the timing of milestone payments from customers, and payment terms with suppliers. The increase in operating cash flow was primarily driven by improved earnings and higher milestone payments associated with strong booking activity.
Investing Activities
Investing activities provided $14.5 million of cash during the nine months ended June 30, 2026 and used $4.2 million of cash during the same period in Fiscal 2025. Cash provided by investing activities in the first nine months of Fiscal 2026 was primarily due to maturities of short-term investments, partially offset by capital spending. We continue to progress the expansion of our Jacintoport fabrication yard in Houston, which is planned to be completed by the end of Fiscal 2026.

Financing Activities
Net cash used in financing activities was $24.5 million during the nine months ended June 30, 2026 compared to $21.7 million used during the same period in Fiscal 2025. The increase in cash used in financing activities was primarily due to cash payments related to shares withheld in lieu of employee tax withholding, largely driven by the increase of our share price in the first nine months of Fiscal 2026 compared to the same period of Fiscal 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended June 30, 2026, as compared to the information previously reported under Part II, Item 7A within our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the third quarter of Fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings, claims and other disputes arising from our commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. Although we can give no assurances about the resolution of pending claims, litigation or other disputes, and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations or liquidity.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the third quarter of Fiscal 2026, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (Unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited); (v) Condensed Consolidated Statements of Cash Flows (Unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags.

*104	—	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWELL INDUSTRIES, INC.
(Registrant)

Date: August 4, 2026	By:	/s/ Brett A. Cope
Brett A. Cope
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Michael W. Metcalf
Michael W. Metcalf
Executive Vice President
Chief Financial and Principal Accounting Officer
(Principal Financial and Principal Accounting Officer)